Form 10-Q
period 1995-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1995-11-17
CIK 89041

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      The Quarter Ended September 30, 1995  Commission File Number 0-4186


                      CONSOLIDATED TECHNOLOGY GROUP LTD.
            (Exact name of registrant as specified in its charter)


                     New York                        13-1948169
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)


              160 Broadway, New York, NY                   10038
       (Address of principal executive offices)          (Zip Code)



      Registrant's telephone number, including area code:  (212) 233-4500





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No____



Number of common shares outstanding as of November 15, 1995: 24,724,644
                                                             ----------

                      CONSOLIDATED TECHNOLOGY GROUP LTD.

                                     INDEX


Part I - Financial Information:
                                                       Page No.

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30,
 1995 and December 31, 1994                              2-3

Consolidated Statements of Operations -
 Three Month Periods Ended September 30,
 1995 and October 31, 1994                                4

Consolidated Statements of Operations -
 Nine Month Periods Ended September 30,
 1995 and July 31, 1994                                   5

Consolidated Statement of Shareholders'
 Equity - September 30, 1995                             6-9

Consolidated Statements of Cash Flows -
 Nine Month Periods Ended September 30,
 1995 and July 31, 1994                                 10-12

Notes to Consolidated Financial Statements              13-19

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations          20-26

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                 27

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets

                                              September 30,
                                                   1995          December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Assets:
 Current assets:
  Cash and cash equivalents                    $ 1,892,009       $ 1,726,796
  Receivables, net of allowances                19,731,384        16,819,356
  Costs and estimated profits in
   excess of interim billings                    1,130,693           501,713
  Inventories                                    4,142,402         3,466,328
  Loans receivable                                 618,263         1,363,249
  Prepaid expenses and other current assets        475,437           412,243
  Investments in common stock                           --           150,892
                                                ----------        ----------

    Total current assets                        27,990,188        24,440,577
                                                ----------        ----------

 Property, plant and equipment, net             12,015,272        12,984,305
                                                ----------        ----------

 Other assets:
  Capitalized software development costs           878,460         1,064,418
  Equipment leased to others                        94,035                --
  Goodwill, net                                 12,040,130        12,622,620
  Covenants not to compete, net                  2,488,925         3,450,665
  Customer lists, net                           12,134,994        12,770,200
  Deferred offering costs                          460,459           331,334
  Receivables, long-term                           420,800                --
  Receivables, related parties                     348,949           159,824
  Trademark, net                                   385,606                --
  Investments in common stock, long-term           578,204           383,345
  Other assets                                     661,745           382,969
                                                ----------        ----------

    Total other assets                          30,492,307        31,165,375
                                                ----------        ----------

     Total Assets                              $70,497,767       $68,590,257
                                                ==========        ==========













                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets

                                              September 30,
                                                  1995           December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses        $ 9,406,347       $ 6,741,080
  Accrued payroll and related expenses           2,471,453         1,774,160
  Accrued interest                                 223,754           112,524
  Income taxes payable                             197,849            20,000
  Interim billings in excess of costs and
   estimated profits                             1,514,365         1,156,674
  Notes payable, related parties                   183,496           183,496
  Current portion of long-term debt              8,171,589         8,109,956
  Current portion of subordinated debt          13,808,332         3,437,050
  Current portion of capitalized lease
   obligations                                   1,428,167         1,206,710
                                                ----------        ----------

    Total current liabilities                   37,405,352        22,741,650
                                                ----------        ----------

 Long-term liabilities:
  Long-term debt                                 8,064,946         8,541,930
  Capitalized lease obligations                  2,490,930         2,676,085
  Subordinated debt                              5,294,047        17,925,868
                                                ----------        ----------

    Total long-term liabilities                 15,849,923        29,143,883
                                                ----------        ----------

Minority Interest                                2,769,566                --
                                                ----------        ----------
Shareholders' equity:
 Preferred stock                                    80,675            80,675
 Additional paid-in-capital, preferred stock       310,852           310,852
 Common stock                                      237,073           175,773
 Additional paid-in-capital, common stock       44,094,611        39,354,391
 Accumulated deficit                           (28,592,981)      (23,044,452)
 Unrealized exchange translation                   243,585           (33,200)
 Deferred consulting fees                       (2,053,126)                -
 Net unrealized gain (loss) on long-term
 investments in common stock                       152,237          (139,315)
                                                ----------        -----------

   Total shareholders' equity                   14,472,926        16,704,724
                                                ----------        ----------

   Total Liabilities and Shareholders' Equity  $70,497,767       $68,590,257
                                                ==========        ==========




                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                     Consolidated Statements of Operations
                          For the Three Month Periods
                 Ended September 30, 1995 and October 31, 1994
                                  (Unaudited)

                                                 Three Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $26,867,836       $10,705,195

Direct Costs                                    21,873,963         8,552,547
                                                ----------        ----------
Gross Profit                                     4,993,873         2,152,648

Selling, General and Administrative              5,422,232         2,480,644
                                                ----------        ----------
Loss from Operations                              (428,359)         (327,996)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                                 (933,284)         (487,085)
 Other income (expense)                           (311,817)          137,897
 Losses on investment securities                        --               (11)
                                                ----------        ----------
  Total other income (expense)                  (1,245,101)         (349,199)
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (1,673,460)         (677,195)

Income Taxes                                       (39,269)               --

Minority Interest                                  272,128             7,235
                                                ----------        ----------
Net Loss                                      ($ 1,440,601)     ($   669,960)
                                                ==========        ==========

Net loss per share                                  ($0.06)           ($0.05)
                                                      ====              ====

Weighted average number of common shares        23,707,264        14,205,789
                                                ==========        ==========













                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                     Consolidated Statements of Operations
                          For the Nine Month Periods
                 Ended September 30, 1995 and October 31, 1994
                                  (Unaudited)

                                                 Nine Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $83,011,548       $23,964,291

Direct Costs                                    67,812,085        20,834,158
                                                ----------        ----------
Gross Profit                                    15,199,463         3,130,133

Selling, General and Administration             17,353,825         6,530,187
                                                ----------        ----------
Loss from Operations                            (2,154,362)       (3,400,054)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                               (3,087,305)         (828,420)
 Other income (expense)                           (407,960)          504,229
 Losses on investment securities                  (130,515)             (531)
 Unusual items                                          --          (115,000)
                                                ----------        ----------
  Total other income (expense)                  (3,625,780)         (439,722)
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (5,780,142)       (3,839,776)

Income Taxes                                      (148,497)               --

Minority Interest                                  380,110           121,073
                                                ----------        ----------
Net Loss                                      ($ 5,548,529)     ($ 3,718,703)
                                                ==========        ==========

Net loss per share                                  ($0.26)           ($0.26)
                                                      ====              ====

Weighted average number of common shares        21,488,233        14,205,789
                                                ==========        ==========












                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
              For the Nine Month Period Ended September 30, 1995
                                 (Unaudited)

                          Stock
                          Issued     Unreal-                          Amort-      Recog-
                          in Lieu     ized                           ization       nized
               Balance    of Cash    Gain on                         of Def-      Invest-      Balance
                  at       Stock      for                 Exchange     erred        ment         at
               December   Options    Services      Net     Trans-    Consult-     Security  September 30,
               31, 1994   Exercised  Rendered     Loss     lation    ing Fees      Losses        1995
               --------   ---------  --------    ------   --------   --------     --------    ----------
Preferred
 stock, $1.00
 par value,
 6% series
 "A", 77,713
 shares
 authorized:
   Shares        77,713          --        --        --         --         --           --        77,713
                =======     =======   =======   =======    =======    =======      =======       =======
   Amount      $ 77,713          --        --        --         --         --           --      $ 77,713
                =======     =======   =======   =======    =======    =======      =======       =======
Preferred
 stock, $3.50
 and $0.10 par
 value, series
 "B" and "E",
 8,000 shares
 authorized
 each:
   Shares           262          --        --        --         --         --           --           262
                =======     =======   =======   =======    =======    =======      =======       =======
   Amount      $    262          --        --        --         --         --           --      $    262
                =======     =======   =======   =======    =======    =======      =======       =======

                                                                                              (continued)
















                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
              For the Nine Month Period Ended September 30, 1995
                                 (Unaudited)

                          Stock
                          Issued     Unreal-                          Amort-      Recog-
                          in Lieu     ized                           ization       nized
               Balance    of Cash    Gain on                         of Def-      Invest-       Balance
                  at       Stock      for                 Exchange    erred        ment          at
               December   Options    Services      Net     Trans-    Consult-     Security  September 30,
               31, 1994   Exercised  Rendered     Loss     lation    ing Fees      Losses         1995
               --------   ---------  --------    ------   --------   --------     --------    ----------
Preferred stock,
 $1.00 par value,
 $8.00 subordi-
 nated, series
 "F", 6,000 shares
 authorized:
   Shares         2,700          --        --        --         --         --           --         2,700
                 ======      ======   =======   =======    =======    =======      =======       =======
   Amount       $ 2,700          --        --        --         --         --           --       $ 2,700
                 ======      ======   =======   =======    =======    =======      =======       =======

Total preferred
 stock:
   Shares        80,675          --        --        --         --         --           --        80,675
                =======      ======   =======   =======    =======    =======      =======       =======
   Amount      $ 80,675          --        --        --         --         --           --      $ 80,675
                =======      ======   =======   =======    =======    =======      =======       =======

Additional
 Paid- in
 capital,
 preferred
 stock        $ 310,852          --        --        --         --         --           --     $ 310,852
               ========     =======   =======   =======    =======    =======      =======      ========

                                                                                              (continued)















                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
              For the Nine Month Period Ended September 30, 1995
                                 (Unaudited)

                                     Stock
                                     Issued                  Unreal-    Amort-    Recog-
                                     in Lieu                  ized     ization     nized
               Balance               of Cash                Gain on    of Def-    Invest-      Balance
                 at         Stock      for                  Exchange    erred      ment         at
               December    Options   Services      Net       Trans-    Consult-   Security  September 30,
               31, 1994   Exercised  Rendered     Loss       lation    ing Fees    Losses        1995
               --------   ---------  --------    ------     --------   --------   --------    ----------
Common stock,
 $0.01 par
 value,
 50,000,000
 shares
 authorized:
   Shares    17,577,260   6,000,000   130,004          --        --         --         --     23,707,264
             ==========   =========  ========     =======    =======    =======    =======    ==========
   Amount     $ 175,773    $ 60,000   $ 1,300          --        --         --         --      $ 237,073
               ========     =======    ======     =======    =======    =======    =======      ========

Additional
 paid- in
 capital,
 common
 stock     $ 39,354,391 $ 4,627,500 $ 112,720           --       --         --         --   $ 44,094,611
            ===========  ==========  ========     ========   =======    =======    =======   ============

Accumulated
 deficit   ($23,044,452)         --        -- ($ 5,548,529)      --         --         --  ($ 28,592,981)
             ==========     =======  ========   ==========   =======    =======    =======   ===========

                                                                                              (continued)


















                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
              For the Nine Month Period Ended September 30, 1995
                                 (Unaudited)

                                     Stock
                                     Issued                  Unreal-    Amort-    Recog-
                                     in Lieu                  ized     ization     nized
               Balance               of Cash                Gain on    of Def-    Invest-       Balance
                 at         Stock      for                  Exchange    erred      ment          at
               December    Options   Services      Net       Trans-    Consult-   Security  September 30,
               31, 1994   Exercised  Rendered     Loss       lation    ing Fees    Losses         1995
               --------   ---------  --------    ------     --------   --------   --------     ----------
Unrealized
 exchange
 transla-
 ion          ($ 33,200)        --         --          --  $ 276,785         --         --     $ 243,585
                =======     =======    ======     =======   ========    =======    =======      ========

Deferred
 consult-
 ing fees            -- ($2,312,500)       --          --         --  $ 259,374         --  ($ 2,053,126)
                =======   =========    ======     =======    =======    =======    =======    ==========

Unrealized gain
 (loss)on long-
 term invest-
 ments in
 common stock ($139,315)         --        --          --         --         --  $ 291,552      $152,237
                =======     =======    ======     =======    =======    =======   ========       =======

Total      $ 16,704,724 $ 2,375,000 $ 114,020 ($5,548,529) $ 276,785  $ 259,374  $ 291,552  $ 14,472,926
            ===========  ==========  ========   =========   ========   ========   ========   ===========

                                                                                              (concluded)



















                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                          For the Nine Month Periods
                 Ended September 30, 1995 and October 31, 1994
                                  (Unaudited)

                                                 Nine Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------
Cash Flows from Operating Activities:
 Net loss                                     ($ 5,548,529)      ($3,718,703)
                                                ----------         ---------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                 5,365,696           854,370
   Minority interest in loss of
    consolidated subsidiaries                     (380,110)         (121,073)
   Bad debt expense                                764,852            62,940
   Value of stock issued in lieu of cash
    payments for services rendered                 114,020                --
   Deferred charges on option exercise           1,409,374           135,000
   Loss on common stock investments                130,515            13,044
   Unrealized gain on exchange translation         276,785                --
   Write-down of fixed assets to fair value             --           225,000
 Change in assets and liabilities:
  (Increase) decrease in assets:
    Receivables                                 (3,335,739)         (963,959)
    Inventories                                    135,429           458,849
    Costs and estimated profits in
     excess of interim billings                   (628,980)               --
    Prepaid expenses and other current assets       31,697          (768,504)
  Increase (decrease) in liabilities:
    Accounts payable and  accrued expenses       1,978,635           762,560
    Accrued payroll and related expenses           697,293        (1,271,873)
    Income taxes payable                            28,587            (5,550)
    Accrued interest                               177,849          (312,228)
    Interim billings in  excess of costs
     and estimated profits                         357,691                --
                                                ----------        ----------
     Total adjustments                           7,123,594          (931,424)
                                                ----------        ----------
Net cash provided by (used in)
 operating activities                            1,578,294        (4,650,127)
                                                ----------        ----------
Cash Flows from Investing Activities:
 Increase in other assets                         (207,248)         (324,234)
 Capital expenditures                             (677,762)         (318,248)
 Capitalized software development costs            (97,950)         (375,735)
 Investments in common stock                        (7,406)         (506,453)
 Proceeds from sale of common
  stock investments                                364,578                --
 Payments for loans made                        (2,025,108)       (1,565,339)
 Collections for repayment of loans made         1,954,017           298,340

                                                                  (continued)

                See notes to consolidated financial statements.
           12                         10
              Consolidated Technology Group Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                          For the Nine Month Periods
                 Ended September 30, 1995 and October 31, 1994
                                  (Unaudited)

                                                 Nine Month Periods Ended
                                                ---------------------------
                                              September 30,       October 31,
                                                   1995              1994
                                                ----------        ----------
Cash Flows from Investing Activities
 (continued):
 Acquisition of subsidiary                              --        (8,788,787)
 Cash of companies acquired and merged             504,210         2,494,290
 Cash of company sold                                   --            (5,945)
 Net assets of a company merged
  with a subsidiary                               (982,822)               --
 Minority interest from a decrease in
  ownership of consolidated subsidiaries         3,149,676                --
                                                ----------        ----------
Net cash provided by (used in)
 investing activities                            1,970,956        (9,092,111)
                                                ----------        ----------

Cash flows from financing activities:
 Increase in deferred offering costs              (129,125)          (85,708)
 Net advances from (payments to) a factor         (172,504)          750,910
 Proceeds from issuance of long-term debt        1,588,803         7,035,940
 Repayment of long-term debt                    (2,826,683)       (2,453,636)
 Payments on capital lease obligations            (808,989)          (88,306)
 Repayment of subordinated debt                 (2,260,539)               --
 Issuance of common stock                               --         8,161,500
 Exercise of stock options                       1,225,000         2,470,000
                                                ----------        ----------
Net cash provided by (used in)
 financing activities                           (3,384,037)       15,790,700
                                                ----------        ----------
Net Increase in Cash and Cash Equivalents          165,213         2,048,462

Cash and Cash Equivalents
 at Beginning of Period                          1,726,796         1,195,527
                                                ----------        ----------
Cash and Cash Equivalents
 at End of Period                              $ 1,892,009       $ 3,243,989
                                                ==========        ==========

                                                                  (continued)









                See notes to consolidated financial statements

              Consolidated Technology Group Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                          For the Nine Month Periods
                 Ended September 30, 1995 and October 31, 1994
                                  (Unaudited)

                                                 Nine Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------

Supplemental Disclosures of Cash
 Flow Information:

Cash paid for:
 Interest                                     $ 2,976,075       $   799,313
                                               ==========        ==========
 Income taxes                                 $    29,352       $     5,550
                                               ==========        ==========

                                                                  (concluded)

During the nine month period ended September 30, 1995:

Non-Cash Investing Activities:
 - acquired equipment under capital lease obligations with a net present value of $835,774.
 - received common stock in lieu of cash payments for notes and accrued interest receivable with a book value of $217,162.
 - pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger:
    - reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $3,149,676.
    - acquired net assets with a book value of $982,822

Non-Cash Financing Activities:
- issued stock options and received exercise proceeds of $1,225,000 and incurred non-cash deferred consulting costs of $2,197,657 and non-cash consulting fee expenses of $1,264,843.
- issued common stock with a value of $114,020 in lieu of cash payment for services rendered















                See notes to consolidated financial statements

              Consolidated Technology Group Ltd. and Subsidiaries
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and October 31, 1994 and the changes in cash flows for the nine months ended September 30, 1995 and October 31, 1994. The December 31, 1994 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)  Periods Reported

Effective December 31, 1994, the Company changed to a calendar year. Prior to December 31,1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include interim period results for the three months and nine months ended September 30, 1995 and for the three months and nine months ended October 31, 1994. The Company's operations are not affected by significant seasonal fluctuations that would make the periods reported herein not comparable.

(3)  Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1994 Form 10-K transition report and in Note 3 of the June 30, 1995 Form 10-Q quarterly report.

(4) Interim Results

The results of operations for the three and nine months ended September 30, 1995 and October 31, 1994 are not necessarily indicative of the results to be expected for the full year.

(5)  Loss Per Share

Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Stock options and warrants are assumed converted to common stock, when dilutive. For the three and nine month periods ended September 30, 1995, none of the Company's common stock equivalents are assumed to be converted because they would be anti-dilutive.

(6) Income Taxes

The Company's provision for income taxes for the three and nine month periods ended September 30, 1995 is related to state income and franchise taxes.
Federal and state tax benefits have not been recognized for the current losses for the three and nine months ended September 30, 1995 due to the fact that all potential loss carry backs have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not that the tax asset will not be realized.

(7)  Industry Segments:

The Company currently classifies its operations into eight business segments:
(i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Audio Products Manufacturing consists principally of a subsidiary that produces, markets and sells loudspeakers; (iv) Electro-Mechanical and Electro-Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (v) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program; (vi) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vii) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as proto-type building and reverse engineering; and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the Electro-Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services, Telecommunications and Business Consulting Services segments; and (iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

                              Three Months                  Nine Months
                                  Ended                        Ended
                        -------------------------   ---------------------------
                        September 30, October 31,   September 30, October 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Revenues:
Contract Engineering
 Services               $14,934,874  $ 5,220,581    $48,168,633    $15,441,701
Medical Diagnostics       6,795,225    2,354,406     20,873,826      2,354,406
Audio Products
 Manufacturing              711,987           --      1,527,338             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     994,426      905,034      3,533,944      2,632,456
Medical Information
 Services                 2,049,725    1,344,000      5,396,984      1,344,000
Telecommunications        1,067,835      437,200      2,165,020      1,568,171
Three Dimensional
 Products and Services      247,264      437,474      1,266,303        561,074
Business Consulting
 Services                    66,500        6,500         79,500         62,483
                         ----------   ----------     ----------     ----------
  Total Revenues        $26,867,836  $10,705,195    $83,011,548    $23,964,291
                         ==========   ==========     ==========     ==========

                              Three Months                  Nine Months
                                  Ended                        Ended
                        -------------------------   ---------------------------
                        September 30, October 31,   September 30,   October 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Gross Profit:
Contract Engineering
 Services               $ 1,241,168  $   314,069    $ 3,118,926    $ 1,260,538
Medical Diagnostics       2,645,420      997,352      8,952,412        997,352
Audio Products
 Manufacturing               76,176           --        228,325             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     263,828      372,299        681,374         92,551
Medical Information
 Services                   464,390       81,000      1,359,106         81,000
Telecommunications          214,154      110,364        391,074        386,574
Three Dimensional
 Products and Services       22,237      271,064        388,746        249,635
Business Consulting
 Services                    66,500        6,500         79,500         62,483
                         ----------   ----------     ----------     ----------
  Total Gross Profit    $ 4,993,873  $ 2,152,648    $15,199,463    $ 3,130,133
                         ==========   ==========     ==========     ==========

Income (Loss) from
 Operations:
Contract Engineering
 Services               $   667,011  $    75,026    $   884,899    $  (113,085)
Medical Diagnostics       1,025,775      469,367      3,868,080        469,367
Audio Products
 Manufacturing             (229,468)          --       (295,670)            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (95,770)     102,163       (220,363)      (680,454)
Medical Information
 Services                  (263,141)    (395,000)      (895,740)      (862,302)
Telecommunications         (110,338)     (24,630)      (521,494)         2,309
Three Dimensional
 Products and Services     (634,949)    (271,016)    (1,462,050)      (849,838)
Business Consulting
 Services                   (23,652)     (15,894)       (41,696)      (173,492)
Corporate and Other        (763,827)    (268,012)    (3,470,328)    (1,192,559)
                         ----------   ----------     ----------     ----------
 Total loss
  from operations        $ (428,359) $  (327,996)   $(2,154,362)   $(3,400,054)
                         ==========   ==========     ==========     ==========

                              Three Months                  Nine Months
                                  Ended                        Ended
                        -------------------------   ---------------------------
                        September 30, October 31,   September 30,   October 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Net Income (Loss):
Contract Engineering
 Services               $   151,974  $   (76,392)   $  (316,707)   $  (174,379)
Medical Diagnostics         403,505      276,997      1,864,777        276,997
Audio Products
 Manufacturing             (251,450)          --       (340,140)            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (97,795)      90,350       (224,309)      (568,830)
Medical Information
 Services                  (348,386)    (469,266)    (1,124,420)      (898,425)
Telecommunications         (119,212)     (30,736)      (550,426)        (3,797)
Three Dimensional
 Products and Services     (636,324)    (276,945)    (1,523,678)      (888,180)
Business Consulting
 Services                     9,148      (19,311)       (11,852)      (183,736)
Corporate and Other        (552,061)    (164,657)    (3,321,774)    (1,278,353)
                         ----------   ----------     ----------     ----------
 Total net loss         $(1,440,601) $  (669,960)   $(5,548,529)   $(3,718,703)
                         ==========   ==========     ==========     ==========

Depreciation and
 Amortization:
Contract Engineering
 Services               $   128,052  $    46,863    $   384,141    $   189,107
Medical Diagnostics       1,284,514      418,038      3,774,787        418,038
Audio Products
 Manufacturing              114,046           --        189,097             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      12,229        5,625         27,524         33,907
Medical Information
 Services                   141,509       78,624        406,496         98,159
Telecommunications            7,502           --         22,559         14,989
Three Dimensional
 Products and Services       93,669       36,668        548,455         92,725
Business Consulting
 Services                       528          528          1,584          1,585
Corporate and Other           3,684        2,536         11,053          5,860
                         ----------   ----------     ----------     ----------
 Total depreciation
 and amortization       $ 1,785,733  $   588,882    $ 5,365,696    $   854,370
                         ==========   ==========     ==========     ==========

Capital Expenditures (i):
Contract Engineering
 Services               $     8,807  $     7,880    $    28,571    $     7,880
Medical Diagnostics          71,611   10,950,122        173,863     10,950,122
Audio Products
 Manufacturing               41,626           --        471,258             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing          --           --          6,473         23,191
Medical Information
 Services                   106,220        9,867        137,300      1,013,807
Telecommunications               --           --             --             --
Three Dimensional
 Products and Services       62,365       24,286        213,112        168,744
Business Consulting
 Services                        --           --             --          3,628
Corporate and Other              --          521         20,658         57,359
                         ----------   ----------     ----------     ----------
 Total capital
  expenditures          $   290,629  $10,992,676    $ 1,051,235    $12,224,731
                         ==========   ==========     ==========     ==========

(i) - For the nine month period ended September 30, 1995, capital expenditures includes $373,473 for amounts allocated to property and equipment from the acquisition of a company. For the three and nine month periods ended October 31, 1994, capital expenditures includes $10,902,543 and $11,906,483, respectively, for amounts allocated to property and equipment from the acquisitions of companies.

                                                        At              At
                                                   September 30,    October 31,
                                                       1995            1994
                                                   -------------    -----------
Identifiable Assets:
Contract Engineering
 Services                                           $10,988,517     $ 5,216,992
Medical Diagnostics                                  40,248,781      41,300,463
Audio Products
 Manufacturing                                        4,144,686              --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing                               4,213,853       5,216,137
Medical Information
 Services                                             7,285,557       7,075,874
Telecommunications                                    1,402,969       1,012,649
Three Dimensional
 Products and Services                                1,961,947       1,702,323
Business Consulting
 Services                                               236,363         477,777
Corporate and Other                                      15,094       2,419,337
                                                     ----------      ----------
 Total identifiable
  assets                                            $70,497,767     $64,421,552
                                                     ==========      ==========

(8) Capital Stock Transactions

During the nine months ended September 30, 1995, the following capital stock transactions occurred:

Stock Issued for Services Rendered:

On February 28, 1995 and April 10, 1995, the Company issued 75,000 and 25,004 common shares, respectively, pursuant to a financing agreement with a creditor of the Company. The value of the stock ($88,520) was expensed.

On April 10, 1995, the Company issued 30,000 common shares in lieu of cash payment for services rendered to the Company. The value of the stock ($25,500) was expensed.

Non-Employee Directors, Consultants and Advisors Stock Plan:

On August 20, 1993, the Company authorized a stock option plan for Non- Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. At various times, the Company has registered and granted options pursuant to the plan. During the nine months ended September 30, 1995, options to purchase 3,500,000 shares were granted and exercised of which 1,000,000 were exercised at $0.50 per share, 1,000,000 were exercised at $0.35 per share and 1,500,000 were exercised at $0.25 per share. Additionally, 2,500,000 shares were granted for which no cash consideration was received. The above transactions resulted in $3,462,500 of consulting costs, computed as follows:

     Shares                                          6,000,000
     Value of stock at date of grant
      (weighted average)                            $   0.9766
                                                     ---------
     Aggregate fair market value of stock issued     5,859,375
     20% discount                                   (1,171,875)
                                                     ---------
     Discounted value of stock issued                4,687,500
     Exercise proceeds                              (1,225,000)
                                                     ---------
     Total consulting costs                          3,462,500
     Portion expensed at the time of exercise        1,150,000
                                                     ---------
     Portion deferred at the time of exercise       $2,312,500
                                                     =========

In accordance with the agreements relating to the various parties involved, $662,500, $137,500, and $350,000 were charged as consulting services, public relation services and non-cash compensation, respectively, in the determination of income from operations for the nine months ended September 30, 1995. Additionally, amortization of the deferred portion in the amount of $144,531 and $259,374 was charged to income from operations for the three and nine month periods ended September 30, 1995, respectively. The unamortized deferred consulting expense is recorded in the equity section of the balance sheet. Such deferred charges are being amortized over four years, the term of the related contracts. A 20% discount was utilized because the shares issued represent large blocks of stock.

(8) Pro Forma Results

The following pro forma unaudited results assume that the reverse merger with Concept Technologies (as disclosed in the June 30, 1995 10-Q) and the acquisitions of Creative Socio-Medics, International Magnetic Imaging, Inc., Job Shop Technical Services and Computer Engineering Services (as disclosed in the December 31, 1994 10-K) had occurred at the beginning of the indicated periods:

                             Three Months                 Nine Months
                                Ended                        Ended
                    ---------------------------   ---------------------------
                    September 30,   October 31,   September 30,   October 31,
                        1995           1994           1995           1994
                        ----           ----           ----           ----
                                (in 000's except per share data))

Net revenues          $26,870        $24,760        $83,675        $69,705
                       ======         ======         ======         ======
Net loss              $(1,440)       $(2,780)       $(5,610)       $(2,125)
                       ======         ======         ======         ======
Loss per share        $ (0.06)       $ (0.18)       $ (0.26)       $( 0.14)
                       ======         ======         ======         ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.








              . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

Liquidity and Capital Resources:

During the nine months ended September 30, 1995, the Company's principal source of cash was from the operations of the medical diagnostics segment company, International Magnetic Imaging, ("IMI"), proceeds from the issuance of long-term debt and proceeds from the exercise of stock options. The Company's cash and cash equivalents were $1,892,009 at September 30, 1995 compared to $1,726,796 at December 31, 1994. As of September 30, 1995 $1,260,568 of the cash balance represents funds held by IMI. Certain restrictions exist with regards to the ability of the Company to use IMI's cash for purposes other than IMI operations, pursuant to an IMI financing arrangement with a creditor. During the same period, the principal use of cash was to purchase capital assets and to repay scheduled debt maturities.

Working capital at September 30, 1995 was ($9,415,164) compared to $1,698,927 at December 31, 1994. The significant working capital deficit at September 30, 1995 occurred because approximately, $13,000,000 of subordinated debt became a current liability based on the scheduled maturities of the subordinated debt obligations. In 1996, subordinated debt, payable to the former owners of IMI, require principal and interest payments of approximately $2,500,000 and balloon payments due in September of 1996 of approximately $10,500,000. Management is currently negotiating terms with financing sources to extend the repayment terms on the subordinated debt prior to the due date of the balloon payments, however it cannot be currently determined whether such negotiation efforts will be successful. Debt service due on the subordinated debt subsequent to 1996 approximates $5,250,000 of which approximately $3,900,000, $784,000 and $566,000, respectively, is due in 1997, 1998 and 1999. Management anticipates that if the refinancing negotiations are successful that debt service related to these years will also be extended over a longer time period. If the Company is not successful in refinancing the subordinated debt, it will be in default on the subordinated debt.

Results of Operations:

Consolidated revenues, gross profit and selling, general and administrative expenses for the three and nine months ended September 30, 1995 compared to the three and nine months ended October 31, 1994 increased significantly due primarily to the acquisition of companies in various industry segments. The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                       Percentage of Total
                                       -------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
                          September 30, October 31,  September 30, October 31,
Revenues:                   1995          1994          1995         1994
--------                    ----          ----          ----         ----
Contract Engineering
 Services                   55.6%         48.8%         58.0%        64.4%
Medical Diagnostics         25.3%         22.0%         25.1%         9.8%
Audio Products
 Manufacturing               2.6%           --           1.8%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      3.7%          8.5%          4.3%        11.0%
Medical Information
 Services                    7.6%         12.6%          6.5%         5.6%
Telecommunications           4.0%          4.0%          2.6%         6.5%
Three Dimensional
 Products and Services       1.0%          4.0%          1.5%         2.3%
Business Consulting
 Services                    0.2%          0.1%          0.2%         0.4%


                                       Percentage of Total
                                       -------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
                          September 30, October 31,  September 30, October 31,
Gross Profit:               1995          1994          1995         1994
------------                ----          ----          ----         ----
Contract Engineering
 Services                   24.9%         14.6%         20.5%        40.3%
Medical Diagnostics         53.0%         46.3%         58.9%        31.9%
Audio Products
 Manufacturing               1.5%           --           1.5%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      5.3%         17.3%          4.5%         3.0%
Medical Information
 Services                    9.3%          3.8%          8.9%         2.5%
Telecommunications           4.3%          5.1%          2.6%        12.3%
Three Dimensional
 Products and Services       0.4%         12.6%          2.6%         8.0%
Business Consulting
 Services                    1.3%          0.3%          0.5%         2.0%

                                       Percentage of Total
                                       -------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
Selling, General and      September 30, October 31,  September 30, October 31,
 Administrative Expense:    1995          1994          1995         1994
-----------------------     ----          ----          ----         ----
Contract Engineering
 Services                   10.6%          9.6%         12.9%        21.0%
Medical Diagnostics         29.9%         21.3%         29.3%         8.1%
Audio Products
 Manufacturing               5.6%           --           3.0%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      6.6%         10.9%          5.2%        11.8%
Medical Information
 Services                   13.4%         19.2%         13.0%        14.4%
Telecommunications           6.0%          5.4%          5.3%         5.9%
Three Dimensional
 Products and Services      12.1%         21.9%         10.7%        16.8%
Business Consulting
 Services                    1.7%          0.9%          0.6%         3.6%
Corporate and Other         14.1%         10.8%         20.0%        18.4%

Discussion of Operations by Segment:

Contract Engineering Services - This segment consists of two companies, ARC Acquisition and Resource Management International, ("RMI"), which are a part of Trans Global Services. Revenues and gross profit increased 186% and 295%, respectively, when comparing the three month periods ended September 30, 1995 and October 31, 1994, and increased 212% and 147%, respectively, when comparing the nine month periods ended September 30, 1995 and October 31, 1994. These significant increases are attributed to the operations of RMI, which was acquired in November 1994. Income from operations increased from $75,000 to $667,000 when comparing the three month periods ended September 30, 1995 and October 31, 1995 and from a loss of ($113,000) to income of $885,000 when comparing the nine month comparable periods. These increases in profitability are due primarily to significantly increased revenues while selling, general and administrative expenses have increased only marginally. Interest expense has increased significantly for both comparative periods due to the higher debt balances at RMI. During the second quarter, the companies operating in this segment have negotiated more favorable terms for trade receivable financing, which has reduced interest expense. This segment operates in a highly competitive environment with low margins; however, management anticipates that the reduced cost of the receivable financing along with an increase in volume will allow this segment to increase profitability for the remainder of 1995.
The ultimate long-term profitability of this segment cannot be determined.

Medical Diagnostics - This segment consists of a medical diagnostic imaging company, which performs MRI and other diagnostic modalities, that was purchased in September 1994 and as such there is no comparable period of operations for this filing. During the three and nine month periods ended September 30, 1995, this segment operated at a gross margin percent of approximately 39% and 43%, respectively, and generated income from operations of approximately $1,026,000 and $3,868,000, respectively. Selling, general and administrative expense for the three and nine month periods ended September 30, 1995 approximated $1,620,000 and $5,084,000, respectively, and interest expense approximated $629,000 and $1,954,000, for the same respective periods. Revenue in the third quarter declined approximately $250,000 from the average revenue of the first and second quarter. Although the volume of diagnostic procedures remained relatively level, the mix changed from higher to lower reimbursement rates. Additionally, one of the diagnostic centers operating in this segment ceased operations in the third quarter. The lower reimbursement rates also accounts for the 16% decrease in gross margin from the prior quarters. Interest expense remained relatively level; however, additional interest expense will be incurred during the remainder of the year due to financing of equipment upgrades for some of the MRI equipment. The ongoing profitability of this segment will depend heavily on the ability of management to market scans with higher reimbursement rates than those currently experienced. The health care industry continues to remain unpredictable and there exists a possibility of a continued decline in reimbursement rates. Although it is anticipated that revenue and expense levels will remain relatively level in the fourth quarter, management is currently unable to determine the future long-term profitability of this segment.

Audio Products Manufacturing - This segment consists principally of WWR Technology, Inc. (d/b/a Klipsch Professional), which produces, markets and sells loudspeakers. This segment was acquired via a reverse merger in the second quarter and as such there is no comparable period of operations for this filing. During the second and third quarters, WWR Technology, Inc. had revenues of approximately, $811,000 and $713,000, respectively, and gross margins of approximately, $191,000 and $117,000, respectively. Since they were acquired, the other entities in this segment had total revenues of only $4,000 and other direct costs of $83,000, which consisted primarily of depreciation and amortization of equipment leased to others. Overall, this segment had losses from operations and net losses of approximately, $296,000 and $340,000, respectively. The ability of this segment to become profitable on a long-term basis would require a significant increase in sales volume and the closure of the inactive companies, and it cannot be determined at this time whether future profitability will, if ever, be realized.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of three companies, Sequential Electronic Systems, ("Sequential"), S-Tech and Televend. Televend, which started in 1995, markets telephone debit cards and products manufactured by S-Tech. Revenues increased 10% and gross profit decreased 29%, respectively, when comparing the three month periods ended September 30, 1995 and October 31, 1994. Revenues and gross profit increased 34% and 636%, respectively, when comparing the nine month periods ended September 30, 1995 and October 31, 1994. The increase in revenues is due in large part to S-Tech which in itself accounts for approximately 62% of the total increase for the nine months. In prior periods S-Tech was in a development period, designing and marketing its new debit card vending machines, and has recently started to increase sales of its telephone debit card machines and instrumentation devices. The significant increase in gross margin for the nine month comparable period is due to large inventory obsolescence write-offs that occurred in the prior comparable periods, while such write-offs in the current period were not as significant. A portion of the revenues in this segment are generated from government sales and while there exists a possibility that there will be reversals in government spending cutbacks, it is more likely that defense and military spending will remain sluggish. In response, management has placed more emphasis on sales to the private sector which has resulted in an overall increase in revenues and a decline in operating losses. It is anticipated that the current trend of increasing revenues and profitability will continue in the short term, however, management is currently unable to determine the ultimate long-term profitability of this segment.

Medical Information Services - This segment's operations are accounted for in one group referred to as CSMC which consists of two companies, CSMC and Creative Socio-Medics, ("CSM"), which was acquired in June 1994. This segment did not start having revenue and gross profit activity until the three month period ended October 31, 1994. As such there is no prior period comparability for the nine month periods. Revenues during the three and nine months ended September 30, 1995 approximated $2,050,000 and $5,397,000, respectively, and generated gross profits of approximately $464,000 and $1,359,000. Of such revenues, the Smart Card generated approximately, $111,000 and $215,000 for the three and nine months ended September 30, 1995. All other revenues and gross profits were generated from the on-going operations of CSM. Selling, general and administrative expenses for the three and nine month periods ended September 30, 1995 included approximately $195,000 and $529,000, respectively, of product enhancement expenses incurred by CSM. During the nine months ended September 30, 1995, expenses also included approximately $91,000 of non-cash financing costs and $300,000 for amortization of capitalized software development costs and customer lists. Up until July 31, 1994, all operations in this segment related to Carte's start-up costs which were charged to selling, general and administrative expenses. Management anticipates that the on-going operations of CSM will remain relatively level and in order for this segment to achieve long-term profitability, sales of CSMC's Smart Card operations will need to increase significantly. At this time, it remains uncertain whether the Smart Card operations will generate sufficient revenue activity in order for this segment to become profitable.

Telecommunications - In December of 1993 the Company acquired ARC Networks which is the only entity operating in this segment. Comparing the three and nine months ended September 30, 1995 to the three and nine months ended October 31, 1994, revenues increased 144% and 38%, respectively, while gross profit increased 94% and 1%. The increased revenue activity is attributed to an increased sales force and accordingly, selling, general and administrative expenses, which consist primarily of salaries and commissions, increased approximately $190,000 and $528,000 from the prior comparable periods. The telecommunications segment operates in a highly competitive industry and management believes that for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies in order to significantly increase volume and revenues. Although management anticipates that revenues and overall profitability on an annualized basis will marginally increase during the remainder of 1995, the ultimate profitability of this segment remains uncertain.

Three Dimensional Products and Services - This segment consists of three companies, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI") and Computer Design Services, ("CDS"), which was acquired in November

1994. For the three and nine months ended September 30, 1995 compared to the three and nine months ended October 31, 1994, revenues have increased or (decreased) (44%) and 126%, respectively, and gross profits have increased or (decreased) (92%) and 56%, respectively. For both comparable periods, revenues and gross profits increased from the acquisition of CDS but such increases were offset by a decrease of approximately $183,000 in revenues and $120,0000 in gross profit during the third quarter for 3D Tech and 3DI. Losses from operations approximated $635,000 and $1,462,000, respectively for the three and nine months ended September 30, 1995. Although this segment has significantly increased revenues and gross profit, they have not yet reached a level to cover selling, general and administrative expenses. Additionally, included in selling, general and administrative expense is approximately $118,000 of amortized software development costs. During the remainder of 1995, management anticipates that this segment will have increasing sales based on current sales orders for the segment's surfacer software, optical laser scanner and laser tracer and other CAD/CAM products which will result in higher gross margins. Additionally, selling, general and administrative expenses are expected to decrease based on a reduction of overhead costs from the combining of resources functions of 3D Tech and CDS. Although the current trend is expected to result in a higher level of revenues and gross margins, it can not be determined at this time whether profit levels, if any, will be significant on a long-term basis.

Business Consulting Services operations were not significant for the three and nine months ended September 30, 1995 and October 31, 1994 which is consistent with management's decision to concentrate time and resources managing internal operations of the pre-existing and newly acquired companies. During the remainder of 1995, management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's operations.

Corporate and Other selling, general and administrative expenses for the three and nine months ended September 30, 1995 compared to the comparable prior periods increased $496,000 and $2,278,000, respectively, due primarily to the expenses resulting from the issuance and exercise of stock options for payment of consulting services which accounted for approximately, $145,000 and $1,410,00, respectively, of the increase. Other increases were due to increased legal and accounting fees to outside firms related to the reverse merger with Concept Technologies and an increase in the number of financial support staff. During the remainder of 1995 and in the near future, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities. The Company will need to raise additional capital in the short-term and it is anticipated that corporate and other costs will increase.

Discussion of Other Significant Financial Line Items

Interest Expense for the three and nine months ended September 30, 1995 compared to the three and nine months ended October 31, 1994 increased by approximately, $446,000 and $2,259,000 which is primarily attributed to the issuance of debt instruments in connection with the acquisition of IMI. During the three and nine month periods ended September 30, 1995, interest expense related to IMI was approximately, $629,000 and $1,954,000, respectively. The remaining increase in interest expense is from the contract engineering services segment which, for the three and nine month periods ended September 30, 1995, had interest expense of approximately $105,000 and $687,000.

Unusual item - For the nine months ended October 31, 1994, the unusual item consists of expenses of $115,000 resulting from the issuance and exercise of stock options pursuant to a stock option plan for Non-Employee Directors, Consultants and Advisors. Such expenses for similar transactions during the current year have been charged to selling, general and administrative expenses.

Income taxes - The Company has not provided for income taxes for the three and nine month periods ended September 30, 1995 due to current period losses. Federal and state tax benefits have not been recognized for the three and nine month periods ended September 30, 1995 due to the fact that all potential loss carry backs have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not, that the deferred tax asset will not be realized.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.









              . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On or about September 29, 1995, an action was commenced against the Company and others by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard". The named defendants include, the Company, Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Company, certain wholly-owned or controlled subsidiaries of the Company, including Carte Medical Corporation, which is now known as CSMC Corporation ("Carte"), certain stockholders, directors and officers of Carte and certain former directors of Onecard. A complaint was served on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time, or in connection with the organization of, Carte in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130,000,000. The management and legal counsel believe that the Company has meritorious defenses against such lawsuit. No estimate of potential losses relating to this action can currently be determined.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

   1.  EX-11 Calculation of earnings per share.
   2.  EX-27 Financial Data Schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONSOLIDATED TECHNOLOGY GROUP LTD.
           (Registrant)


Date: November 15, 1995                 /S/
                                        ---------------------
                                        LEWIS S. SCHILLER
                                        (President & Chief Executive Officer)


Date: November 15, 1995                 /S/
                                        ---------------------
                                        GEORGE W. MAHONEY
                                        (Chief Financial Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
September 30, 1995



EX-11  Calculation of earnings per share.

EX-27  Financial Data Schedule
        (filed only to the SEC in electronic format)

Consolidated Technology Group, Ltd. and Subsidiaries

EX-11 Calculation of Earnings per Share
----------------------------------------------------------------------------

                                             Three          Nine
                                             Month          Month
                                             Period         Period
                                             Ended          Ended
                                          September 30,  September 30,
                                              1995           1995
                                              ----           ----

Net Loss                                  $(1,440,601)   $(5,548,529)
                                            =========      =========

Loss per Share:

     Loss per share - Note 1                   $(0.06)        $(0.26)
                                                 ====           ====

     Loss per Share - assuming full
       dilution - Note 2                       $(0.04)        $(0.16)
                                                 ====           ====

Note 1:

Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (23,707,264 and 21,488,233 for the three and nine months ended September 30, 1995). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the periods. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding for the period.

Note 2:

(i) Assumes that the 6,000,000 common shares issued pursuant to the exercise of stock options were outstanding as of the beginning of the respective periods.

(ii) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the respective periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the respective period as quoted on the NASD.

(iii) Assumes that at the beginning of the respective periods, the 77,713 shares of preferred convertible stock, were converted to common shares at the conversion rate of 130.20833 shares of common for each share of convertible preferred stock.