Form 10-K/A
period 1994-07-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-03-29
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A

Amendment No. 2

For the Fiscal Year Ended July 31, 1994.

Commission File Number 0-4186

CONSOLIDATED TECHNOLOGY GROUP, LTD.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

13-1948169
(I.R.S. Employer Identification Number)

160 Broadway, New York, NY  10038
(Address of principal executive offices)

Registrant's telephone number, including area code:(212) 233-4500

Purpose of Amendment:

Part II.:
  Item 6.  Selected Financial Data - The selected financial data schedule is changed to reflect the restated financial statements.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion is changed based on the changes in the restated financial statements.

Part IV.:
  Item 14.  Exhibits, Financial Statements Schedules, and Reports on
Form 8-K:

(a)1. Financial Statements - The financial statements are being restated to reflect the following changes:

  1) Reclass July 31, 1993 classification of losses from discontinued operations to other expense which relates to the losses of a discontinuation of a part of a line of business of $562,361.
  2) Reclass July 31, 1994 classification of expenses from unusual to selling, general, and administrative which relates to noncash stock option expense of $845,000.
  3) As of July 31, 1994, reclass approximately $1,936,000 of amounts payable to a factor as a current debt in the liability section of the balance sheet which was previously shown as a reduction of trade receivables in current assets.
  4)  Reclass approximately $972,000 from goodwill to customer lists.
  5) Increase of July 31, 1994 expenses and additional paid-in capital of $5,870,000 which relates to a reduction in the discount taken on stock option issuances.
  6) Changes in the footnote disclosures to comprehend the changes made for the restated financial statements.
  7)  Updated Independent Auditors Report

PART II
Item 6.  Selected Financial Data


                                  Fiscal Year Ended July 31,
                             ------------------------------------
                             1994    1993    1992    1991    1990
                             ----    ----    ----    ----    ----
                               (in 000's except per share data)
Revenues:
Fees and Services         $11,968  $  654  $1,178  $  329   $ 665
Product Sales               3,475   3,055   3,355   3,720      --
Development Stage             299     130      --      --      --
                           ------  ------  ------  ------   -----
Total Revenues            $15,742  $3,839  $4,533  $4,049   $ 665
                           ======  ======  ======  ======   =====
Income (Loss)
 from Continuing
 Operations              ($10,772) $  594*($  122) $  537  ($ 187)

Loss from Discon-
 tinued Operations             --      --      --      --    (290)

Extraordinary Item
 - Net of Tax                  --     146      --      --      --
                           ------   -----   -----   -----   -----
Net Income (Loss)        ($10,772) $  740 ($  122) $  537  ($ 477)
                           ======   =====   =====   =====   =====
Income (Loss) from
 Continuing Operations
 per Common Share          ($1.35)  $0.18  ($0.03)  $0.13  ($0.04)
                            =====   =====   =====   =====   =====

Selected Balance Sheet Data:

Total Assets              $25,070  $7,381  $4,775  $4,200  $3,107
                           ======  ======  ======  ======  ======
Long-term Obligations:
 Long-term Debt and
  Capital Lease
  Obligations              $  298      --      --      --      --
                           ======  ======  ======  ======  ======
Cash Dividends Declared
 per Common Share              --      --      --      --      --
                           ======  ======  ======  ======  ======

* Includes unusual income of $1,523.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's):

Fiscal 1994 Compared with Fiscal 1993:

  Revenues increased by $11,903 compared to the previous year. Revenues from product sales increased by $420 or 14% and revenues from consulting sales increased by $11,313 or 173%, and development stage companies generated $299 in revenue. The increase in product sales was attributable to slight reversals in governmental spending cutbacks. A majority of the products manufactured are used in the governmental sector. Gross profit as product sales decreased from 32% in fiscal 1993 to 6% in fiscal 1994, primarily from a one time charge for a reserve against inventory of approximately $250. The increase in consulting revenue is attributable to the acquisitions of ARC Acquisition Group, Inc. and ARC Networks, Inc. as of January 1, 1994 which increased consulting revenue by $10,220 and $1,130, respectively. Gross profit on consulting services remained fairly constant, 16% in fiscal 1994 and 14% in fiscal 1993. The development stage segment revenues increased by $169 to $299.

  Management feels that there is a possibility that there will be more reversals in governmental spending cutbacks. However, defense and military spending continues to be sluggish. Management plans to place more emphasis on other governmental areas as well as the private sector. Management believes consulting revenues will keep consistent with the current year. The development stage companies are at the stage where they will have product available for sale to the public. Management, is not able to determine the amount of revenue, if any, these products will generate.

  Net loss was $10,772 for fiscal 1994 compared to net income of $740 for fiscal 1993. A significant portion of the loss for fiscal 1994 resulted from the issuance of non employee, directors, consultants and advisors stock options which resulted in noncash expenses of $7,140. Net income in fiscal 1993 was due to the one time gain resulting from the acquisition of certain net assets of General Technology Group, Ltd. by S-Tech Corp., a subsidiary of the Company.

  Interest expense for fiscal 1994 increased by $262 to $490 in fiscal 1993. The increase is attributable to acquisitions by the Company throughout the year as well as debt incurred by subsidiaries for operational purposes.

Fiscal 1993 Compared with Fiscal 1992:

  Revenues increased by $55 compared to the previous year. Revenues from product sales decreased by $300 or 9% and revenues from consulting sales decreased by $524 or 44%, however, the sale of securities generated $749 in revenues and development stage companies generated $130 in revenue. The decline in product sales was largely attributable to the cutbacks in governmental, defense and military spending. A majority of the products manufactured are used in these areas. The decline in revenue was attributable to these types of products. The gross profit percentage remained constant at 32% on product sales. The decline in consulting revenue was due to an overall decrease in its permanent and temporary personnel placement

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's) (continued):

business and the completion of a consulting contract which generated approximately $300 in revenue in fiscal 1992. The gross profit percentage on consulting revenues declined from 31% to 14%, primarily due to the previously mentioned consulting agreement which generated a gross profit of approximately 82%. Sale of securities represents the sale of Energy Research Corp. stock which was held for investment purposes by the Company. Revenues generated from development stage companies were derived primarily from consulting agreements.

  Management feels that there is a possibility that there will be reversals in the governmental spending cutbacks. However, defense and military spending continues to be sluggish. Management plans to place more emphasis on other governmental areas as well as the private sector through its new acquisition S-Tech. Management believes consulting revenues will keep consistent with the current year.

However, there are no long-term consulting agreements in effect at the present time. Security sales vary from period to period as securities are sometimes included as part of the payment on consulting agreements. At this time management cannot estimate the amount of revenues, if any, that will be generated from security sales in the future. The development stage companies are at the stage where they will have products available for sale to the public. Management, is not able to determine the amount of revenue, if any, these products will generate.

  Net income was $740 for fiscal 1993 compared to a net loss of $122 for fiscal 1992. This positive trend was due to the one time gain resulting from the acquisition of certain net assets of General
Technologies Group, Ltd. by S-Tech Corp., a subsidiary of the Company.

  Interest expense for fiscal 1993 increased by $68 to $229 from $161 in fiscal 1992.

Fiscal 1992 Compared with Fiscal 1991:

  Revenues increased by $484 compared to the previous year. The fiscal 1992 net loss was $122 as compared to the fiscal 1991 net income $538. The net income in 1991 was attributable to a gain recorded on the disposal of a part of a line of business. On July 30, 1991, the Company sold its 50.1% interest in Trinity Holding Corp., a management and financial consulting and placement service, to one of the minority shareholders of Trinity Holding Corp. in exchange for one dollar and the waiver of significant emoluments granted by the Company's Board in 1989. At that date, liabilities exceeded assets by $833,890. The excess of net liabilities over the net investment in Trinity Holding Corp. of $766,893 has been recorded as a gain and is included in other income. Excluding the gain on the disposal of a part of a line of business, the 1991 results would have netted losses from operations of $175. The positive trend in 1992 was due to a significant increase in consulting revenues and management's ability to keep general and administrative expenses at a level consistent with fiscal 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's) (continued):

  Interest expense for fiscal 1992 increased by $34 to $161 from $127 in fiscal 1991.

Liquidity and Capital Commitments:

Financial Condition:

  Working capital increased from $906 at July 31, 1993 to $6,807 at July 31, 1994. Current assets increased by $9,381 and current assets increased by $3,480 of which both increases were primarily due to assets and liabilities acquired through the Company's newly acquired subsidiaries, ARC Acquisition Group, Inc., ARC Networks, Inc., and Creative Socio-Medics, Inc.

  The Company generated cash of approximately $8,000 and $6,000 through the issuance of common stock through an offering under Regulation "S" and the exercise of stock options. Of the $14,000 generated, approximately $7,000 was used for acquisitions, $2,000 for the payment of debt, $1,000 for loans made and $1,000 for the purchase of capital equipment and capitalized software development costs.

Impact of Inflation:

  The Company is subject to normal inflationary trends and anticipates that any increased costs should be passed on to its customers.

PART IV
Item 14. Exhibits, Financial Statements Schedules, and Reports on
Form 8-K.

(a) 1. Financial Statements

   F-1         Report of Mortenson and Associates, P.C.
                Independent Certified Accountants
   F-2 & F-3   Consolidated Balance Sheets as of July 31,
                1994 and 1993
   F-4         Consolidated Statements of Operations for the
                Fiscal Years Ended July 31, 1994, 1993 and 1992
   F-5 - F-8   Consolidated Statements of Shareholders' Equity for the
                Fiscal Years Ended July 31, 1994, 1993 and 1992
   F-9 - F-11  Consolidated Statements of Cash Flows for the
                Fiscal Years Ended July 31, 1994, 1993 and 1992
   F-12 - F-38 Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
 Consolidated Technology Group Ltd.
 New York, New York.


  We have audited the accompanying consolidated balance sheets of Consolidated Technology Group Ltd. [Formerly Sequential Information Systems, Inc.] and its subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended July 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group Ltd. and its subsidiaries as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.




                                       /S/
                                       ------------------------------
                                       MORTENSON AND ASSOCIATES, P.C.
                                       Certified Public Accountants.

Cranford, New Jersey
October  26, 1994

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's except share data)

                                          July 31,    July 31,
                                            1994        1993
                                          --------    --------
Assets:
 Current assets:
  Cash and cash equivalents                $ 1,773     $   174
  Cash escrow                                2,000          --
  Receivables, net of allowances             5,095         540
  Inventories                                3,727       4,102
  Loans receivable                           1,019          38
  Prepaid expenses and
   other current assets                        899         279
                                            ------      ------
   Total current assets                     14,513       5,133
                                            ------      ------

Property, plant and equipment, net             906         778
                                            ------      ------

Other assets:
 Capitalized software development costs      1,144         575
 Goodwill, net                               5,852         220
 Covenant not to compete, net                  514          --
 Customer lists, net                           972          --
 Deferred offering costs                       172          --
 Receivables, long-term                         56         244
 Receivables, related parties                  491         320
 Investments in common stock, long-term        259          67
 Other Assets                                  191          44
                                            ------      ------
  Total other assets                         9,651       1,470
                                            ------      ------

Total Assets                               $25,070     $ 7,381
                                            ======      ======


















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's except share data)

                                          July 31,    July 31,
                                            1994        1993
                                          --------    --------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses    $ 3,276     $   957
  Accrued payroll and related expenses         127         748
  Accrued interest                             151         349
  State taxes payable                           20          26
  Interim billings in excess of costs
   and estimated profits                       744          --
  Notes payable, related parties               183         221
  Current portion of long-term debt          3,012       1,909
  Current portion of capitalized
   lease obligations                           192          16
                                            ------      ------
    Total current liabilities                7,705       4,226
                                            ------      ------
Long-term liabilities:
 Long-term debt                                242          --
 Capitalized lease obligations                  56          --
                                            ------      ------
  Total long-term liabilities                  298          --
                                            ------      ------

Commitments and contingencies

Minority interest                                6          76
                                            ------      ------

Shareholders' Equity:
 Preferred stock                                81          81
 Additional paid-in capital,
  preferred stock                              311         311
 Common stock (50,000,000 shares
  authorized, 12,534,260 shares
  issued and outstanding)                      125          42
 Additional paid-in capital, common stock   41,731      16,753
 Accumulated deficit                       (24,802)    (14,030)
 Net unrealized loss on long-term
  investments in common stock                 (385)        (78)
                                            ------      ------
   Total shareholders' equity               17,061       3,079
                                            ------      ------
Total Liabilities and Shareholders' Equity $25,070     $ 7,381
                                            ======      ======







                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's except per share data)

                                  1994       1993       1992
                                --------   --------   --------

Revenues                         $15,742    $ 3,839    $ 4,533

Direct costs                      13,560      2,664      3,106
                                  ------     ------     ------
Gross profit                       2,182      1,175      1,427

Selling, general
 and administrative               12,748      2,578      1,368
                                  ------     ------     ------
Income (Loss) from operations    (10,566)    (1,403)        59
                                  ------     ------     ------
Other income (expense):
 Interest expense                   (490)      (229)      (161)
 Other income (expense)               69        (46)       (20)
 Gain (loss) from
  security sales                      13        694         --
 Unusual items                        --      1,523         --
                                  ------     ------     ------
  Total other income (expense)      (408)     1,942       (181)
                                  ------     ------     ------
Income (Loss) from operations
 before income taxes and
 minority interest               (10,974)       539       (122)

Income Taxes                          --        (21)        --

Minority Interest in Loss
 of Subsidiaries                     202         76         --
                                  ------     ------     ------
Income (loss) before
 extraordinary item              (10,772)       594       (122)

Extraordinary Item                    --        146         --
                                  ------     ------     ------
Net Income (Loss)               ($10,772)   $   740   ($   122)
                                  ======     ======     ======
Earnings (Loss) per Share:
Income (loss) before
  extraordinary item              ($1.35)     $0.14     ($0.03)
 Extraordinary item                   --       0.04         --
                                  ------     ------     ------
 Net income (loss) per share      ($1.35)     $0.18     ($0.03)
                                  ======     ======     ======
 Weighted average number of
  common shares                7,972,594  4,224,260  4,224,260
                               =========  =========  =========



                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
-----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Preferred stock, $1.00
 par value, 6% Series
 A 77,713 shares
 authorized:
Beginning balance          77,713   $    78           --        --           --        --
Issuance of Series A           --        --       77,713   $    78           --        --
                       ----------    ------   ----------    ------   ----------    ------
Ending balance             77,713   $    78       77,713   $    78           --        --
                       ==========    ======   ==========    ======   ==========    ======
Preferred stock, $1.00
 par value, $3.50 and
 $.10 Series B & E 8,000
 shares authorized each:
Beginning balance             262   $     1          262   $     1          262   $     1
                       ==========    ======   ==========    ======   ==========    ======
Ending balance                262   $     1          262   $     1          262   $     1
                       ==========    ======   ==========    ======   ==========    ======
Preferred stock, $1.00
 par value, $8.00 sub-
 ordinated Series F,
 6,000 shares authorized:
Beginning balance           2,700   $     2        2,700   $     2        2,700   $     2
                       ==========    ======   ==========    ======   ==========    ======
Ending balance              2,700   $     2        2,700   $     2        2,700   $     2
                       ==========    ======   ==========    ======   ==========    ======
                                                                               (continued)


















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
-----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Total preferred
 stock - par               80,675   $    81       80,675   $    81        2,962   $     3
                       ==========    ======   ==========    ======   ==========    ======
Additional paid-in
 capital, preferred
 stock:
Beginning balance                   $   311                     --                     --
Issuance of Series A                     --                $   311                     --
                                     ------                 ------                 ------
Ending balance                      $   311                $   311                     --
                                     ======                 ======                 ======
Common stock, $0.01
 par value,
 50,000,000 shares
 authorized:
Beginning balance       4,224,260   $    42    4,224,260   $    42    4,224,260   $    42
Issuance for offerings  3,500,000        35           --        --           --        --
Issuance for
 acquisitions           1,810,000        18           --        --           --        --
Issuance for exercise
 of stock options       3,000,000        30           --        --           --        --
                       ----------    ------   ----------    ------   ----------    ------
Ending balance         12,534,260   $   125    4,224,260   $    42    4,224,260   $    42
                       ==========    ======   ==========    ======   ==========    ======
                                                                               (continued)



















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
-----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Additional paid-in
 capital, common stock:
Beginning balance                   $16,753                $16,753                $16,753
Issuance for offerings                8,330                     --                     --
Issuance for
 acquisitions                         4,938                     --                     --
Issuance for exercise
 of stock options                    11,710                     --                     --
                                     ------                 ------                 ------
Ending balance                      $41,731                $16,753                $16,753
                                     ======                 ======                 ======
Accumulated deficit:
Beginning balance                  ($14,030)              ($14,770)              ($14,648)
Net loss                            (10,772)                   740                   (122)
                                     ------                 ------                 ------
Ending balance                     ($24,802)              ($14,030)              ($14,770)
                                     ======                 ======                 ======
                                                                               (continued)


























                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
-----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Net unrealized gain
 (loss) on long-term
 investments in
 common stock:
Beginning balance                      ($78)                    --                     --
Recognized investment
 security (gains)
 losses                                (307)                    (78)                    --
                                     ------                  ------                 ------
Ending balance                        ($385)                   ($78)                    --
                                     ======                  ======                 ======

Total shareholders' equity          $17,061                $  3,079                $ 2,028
                                     ======                  ======                 ======
                                                                                (concluded)





























                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

                                  1994       1993       1992
                                --------   --------   --------
Cash Flows from Operating
 Activities:
Income (loss) before
 extraordinary item             ($10,772)   $   594   ($   122)
                                  ------     ------     ------
Adjustments to reconcile net
 loss to net cash provided by
  operating activities:
 Depreciation and Amortization       290         40         31
 Minority interest in loss of
  consolidated subsidiaries         (202)       (75)        --
 Bad debt expense                     23         68         35
 Deferred charges on option
  exercise                         7,140         --         --
 Additional compensation             135         --         --
 Unusual item                         --     (1,523)        --
 Extraordinary item                   --        146         --
 Write-down fixed assets
  to fair value                      225         --         --
 Write-off of loans receivable       279        562         --
 (Gain) loss on sale of common
  stock investments                  (13)      (694)        25
 Change in current assets
  and current liabilities:
  (Increase) decrease in
   in current  assets:
   Receivables                      (811)        52       (287)
   Inventories                       460        (57)      (120)
   Prepaid expenses and other
    current assets                  (388)      (107)      (103)
  Increase (Decrease) in
   current liabilities:
   Accounts payable and
    accrued liabilities              680        103        182
   Accrued payroll and
    related expenses                (868)       361        167
   Accrued interest                 (184)        76         30
   State taxes payable                (6)        25         --
                                  ------     ------     ------
    Total adjustments              6,760     (1,023)       (40)
                                  ------     ------     ------
Net cash provided by (used)
 in operating activities          (4,012)    (  429)      (162)
                                  ------     ------     ------
                                                    (continued)





                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

                                  1994       1993       1992
                                --------   --------   --------
Cash Flows from Investing
 Activities:
 (Increase) decrease in
  other assets                      (839)        30         34
 Capital expenditures               (161)       (60)       (39)
 Capitalized software
  development costs                 (581)      (404)        --
 Investments in common stock        (488)       (95)        --
 Proceeds from sale of common
  stock investments                   25        749         --
 Acquisition of subsidiary          (500)        --         --
 Cash of company acquired            145          4         --
 Cash of company sold                 (6)        --         --
 Cash escrow                      (2,000)        --         --
 Payments for loans made          (1,194)      (320)       (44)
 Collections from repayment
  of loans made                       --         31         --
                                  ------     ------     ------
Net cash used in
 investing activities             (5,599)       (65)       (49)
                                  ------     ------     ------
Cash Flows from Financing
 Activities:
 Deferred offering costs            (172)        --         --
 Proceeds from issuance
  of long-term debt                  605        752        325
 Repayment of long-term debt      (1,976)      (644)        (8)
 Payments on capital leases           (8)        (3)        --
 Issuance of preferred stock          --         40         --
 Issuance of common stock          8,161         --         --
 Exercise of stock options         4,600         --         --
                                  ------     ------     ------
Net cash provided by financing
 activities                       11,210        145        317
                                  ------     ------     ------
Net Increase (Decrease) in
 Cash and Cash Equivalents         1,599       (349)       106

Cash and Cash Equivalents at
 Beginning of Period                 174        523        417
                                  ------     ------     ------
Cash and Cash Equivalents at
 End of Period                   $ 1,773    $   174    $   523
                                  ======     ======     ======
                                                    (continued)





                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's)

                                  1994       1993       1992
                                --------   --------   --------
Supplemental Disclosures of
 Cash Flow Information:
Cash paid for interest           $   116    $   143    $   130
                                  ======     ======     ======
Cash paid for income taxes       $    --    $     1         --
                                  ======     ======     ======
                                                    (concluded)

Supplemental Disclosures of Noncash Investing and Financing
 Activities:

During the fiscal year ended July 31, 1994, the Company:
(1) Purchased capital assets in the amount of $49 and assumed notes payable for the full amount.
(2) Acquired ARC Acquisition Corp. and in connection therewith assumed long-term debt approximating $1,400.
(3) Acquired Creative Socio-Medics and in connection therewith assumed long-term debt approximating $530.
(4) Incurred $7,140 in noncash expense from the issuance and exercise of 3,000,000 options.

During the fiscal year ended July 31, 1993, the Company:
(1) Purchased capital assets in the amount of $48 and assumed capital lease obligations for the full amount.
(2) Procured insurance coverage valued at $20 and assumed debt for the full amount.
(3) Through its subsidiary, S-Tech, purchased certain assets of General Technologies Group, Ltd. which resulted in a one time gain of $1,523.
(4) Converted debt in the amount of $349 into 69,711 shares of Series A preferred stock.



















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

General - Effective September 1, 1993, the Company's name was changed from Sequential Information Systems, Inc. to Consolidated
Technology Group Ltd.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash - Escrow - Cash held in escrow of $2,000 represents money to be applied towards the acquisition of IMI [See Note 19].

Property and Equipment and Depreciation - Depreciation of property and equipment is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income [Loss] Per Common Share - Income [loss] per common share is computed by dividing the net income [loss] for the year by the weighted average number of common shares outstanding. Stock options and warrants are assumed converted to common stock, when dilutive.

Revenue Recognition - Revenue for the service sector is recognized as services are provided. Revenue for the manufacturing sector is recognized primarily under fixed price type contracts and are accounted for under the unit of delivery method. Anticipated losses on contracts in progress are charged to operations as soon as such losses can be determined.

Revenues from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specification, are recognized on the estimated percentage-of-completion method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from software package license agreements without significant vendor obligations is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed.

Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.

Costs and estimated profits in excess of billings of $269 at July
31, 1994, are included in other current assets and billings in excess of costs and estimated profits of $744 are included in accounts payable and accrued expenses at July 31, 1994.


Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs will commence when the related products become available for general release to customers. Amortization is to be provided on a product by product basis using the straight-line method over the estimated economic life of the product, estimated to be approximately 2-3 years. Amortization at July 31, 1994 amounted to $13. There was no amortization in fiscal 1993 and fiscal 1992.

Reclassification - Certain fiscal 1993 items have been reclassified to conform to the current years presentation.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Intangible Assets - Intangible assets consist of the following at July 31, 1994 and 1993:

                                         1994        1993
                                         ----        ----
Goodwill                                $5,932       $226
Less:  Accumulated Amortization            (80)        (6)
                                         -----      -----
Net                                     $5,852       $220
                                         =====      =====

Covenant Not-to-Compete                 $  602         --
Less:  Accumulated Amortization            (88)        --
                                         -----      -----
Net                                     $  514         --
                                         =====      =====

Customer lists                          $  972         --
Less: Accumulated amortization              --         --
                                         -----      -----
Customer lists, net                     $  972         --
                                         =====      =====

Amortization expense charged to operations for fiscal 1994 and fiscal 1993, was $162 and $6, respectively.

The covenant not-to-compete is being amortized over a five-year period [the life of the agreement] on the straight-line method.

Management of the Company evaluates the period of goodwill amortization to determine whether latter events and circumstances warrant revised estimates of useful lives. Management on a quarterly basis evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flows from related operations. Impairment is recognized if the carrying value of goodwill is less than the projected discounted net cash flows from related operations.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized over a twenty year period on the straight-line method.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Receivables - Accounts receivable consist of:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------
Receivables Assigned to Factor             $ 2,785         --
Trade Accounts Receivable                    2,608    $   748
Notes Receivable - Net                          --         43
Less:  Allowance for Bad Debts                (242)        (7)
                                            ------     ------
Receivables - Net                            5,151        784
Less:  Receivables - Long-term                  56        244
                                            ------     ------
Receivables - Net - Current                $ 5,095    $   540
                                            ======     ======

The Company finances certain receivables to a factor under agreements entered into in August 1993. The agreements expire in one year and have a maximum availability of funds of $2,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the factor having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rates as of July 31, 1994 range from 2.65% to 7.95% based upon the age of the receivable balance. The factor has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At July 31, 1994, the total amount advanced by the factor was $1,936.

Loans Receivable - There is $988 in advances to Fingermatrix, Inc. shown net of an allowance of $251. Fingermatrix is currently in Chapter XI pursuant to a petition filed on September 11, 1993. The bankruptcy court has classified the Company as an administrative creditor relating to $792 of these advances. As administrative creditor, the Company feels extremely confident that Fingermatrix will emerge out of bankruptcy in the near future and satisfy, not only the preferred administrative debts, but also all its unsecured debts to the Company.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Inventories - Inventories consist of raw materials, work-in-process and finished goods. Raw materials are valued at the lower of cost [first-in, first-out] or market. The work-in-process represents accumulated costs of raw materials, direct labor and factory overhead expenses on current work orders. Finished goods represent computer software inventory purchased for resale. Inventories of $3,727 in 1994 and inventory of $4,136 in 1993 [shown net of progress payments of $33] are as follows:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------
Finished Goods                             $    12    $   128
Work-in-Process                                654        718
Raw Materials and Parts                      3,061      3,290
                                            ------     ------
Subtotals                                    3,727      4,136
Less: Progress Payments                         --        (33)
                                            ------     ------
Totals                                     $ 3,727    $ 4,103
                                            ======     ======
Deferred Offering Costs - Deferred offering costs represent amounts paid or accrued for costs associated with an anticipated public offering of a subsidiary of the Company. These costs will be recorded as a reduction of the net proceeds of the offering or they will be expensed if the offering is not consummated.

Notes Payable - Related Parties - The Company is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date. Amounts due at July 31, 1994 and 1993 were $183 and $221, respectively.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
-----------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Notes Payable - Other - Notes payable - other consist of the following:
                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------
Former Stockholders of Acquired
 Subsidiary, due 1997 at 7% interest. $ 354 $ 494 Bank loans - payable on demand with interest at 8% - 9.25%.
 Collateralized by the assets and
 stock of two subsidiaries of the
 Company. $140 is currently in
 default.                                      454        395
Loans payable to factor - base
 interest rate of 7.65% at December
 31, 1994 and July 31, 1994, plus
 an additional 2% and 4% for the
 respective periods. Collateralized
 by accounts receivable, contract
 rights, personal property, fixtures
 and inventory.                              1,936         --
Equipment Loans, due 1999
 at variable interest rates.                    48         --
Investors, in default at 10% interest.         162         --
Various Notes Payable, due on demand at
 interest rates ranging from 8% to 12%.        300      1,020
                                            ------     ------
Totals                                       3,254      1,909
Less:  Current Maturity                      3,012    $ 1,909
                                            ------     ------
long-term Portion                          $   242         --
                                            ======     ======

Aggregate principal payments for the next five years subsequent to July 31, 1994 are as follows:
     July 31,
     --------
      1995                                $ 3,012
      1996                                    171
      1997                                     53
      1998                                     11
      1999                                      7
                                           ------
      Total                               $ 3,254
                                           ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

Interest expense on all outstanding debt amounted to $490, $229 and $161.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of it customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company believes no significant concentration of credit risk exists with respect to these cash investments. Revenues from two customers accounted for approximately 47% and 7% of total revenues for the year ended July 31, 1994.

[2] Sale and Reacquisition of Subsidiary

Pursuant to an Agreement dated June 4, 1987, by and among General Aero Products Corp., now called General Technologies Group Ltd. ["GTG"], the Company and Sequential Electronic Systems, Inc. ["SES"], the Company sold all of the then issued and outstanding common stock of SES [100 shares] to GTG. The Company received 1,500,000 shares of GTG common stock and a ten year, 10.5% promissory note in the principal amount of $2,000, which note was subsequently written down by $500 and the return by the Company of 500,000 shares of GTG common stock. This write down and return of shares was in settlement of a fraudulent claim made by GTG against the Company. The Company also loaned $500 to GTG evidenced by GTG's 8% Convertible Debenture. Subsequent to the above transactions, a Chapter XI petition was filed on December 14, 1989 by GTG [See Note 18].

In 1993, the Company through its wholly-owned subsidiary, SIS Capital Corp. completed a settlement agreement with a financial institution. The agreement includes the purchase by the Company of the 100 shares of SES stock held by the financial institution for $25 cash and a note of $75. In addition, S-Tech, Inc., a subsidiary of the Company acquired from the financial institution, certain net assets of General Technologies Group Ltd. in the amount of $1,523 (which represents the appraised

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[2] Sale and Reacquisition of Subsidiary (continued)

value of the assets) for $100 cash and a note of $270. The cost of the purchase of the 100 shares of SES stock is included in the expenses and losses recovered by the Company through the acquired assets of General Technologies Group Ltd. [See Note 16]. In conjunction with the agreement, an adversary proceeding commenced against General Technologies Group Ltd. in its pending Bankruptcy proceedings in the Bankruptcy Court -Eastern District of New York has been settled. The Company's claim for rescission of the sale of certain Sequential Electronic Systems, Inc. stock and damages for fraud, and the financial institution's separate adversary proceeding for an order voiding the issuance of nine hundred
(900) shares of Sequential Electronic Systems, Inc. stock have all been discontinued. There are no other claims either by or against the Company pending in those Bankruptcy proceedings. The Company has paid for its purchase of one hundred (100) shares of stock to the financial institution as part of its settlement of all claims by and against the financial institution.

[3] Investments - Common Stock

Securities are stated at the lower of cost or market value.

At July 31, 1994 and 1993, these securities consisted of the following:
                                           Market      Cost
                                           Value       Basis
                                          --------   --------
July 31, 1994:
 Noncurrent:
  Common Stock                             $   259    $   644
                                            ======     ======

The net unrealized loss on long-term investments in common stock of $386 is included as a reduction of shareholders' equity at July 31, 1994.

July 31, 1993:
 Noncurrent:
  Common Stock                             $    67    $   145
                                            ======     ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[4] Notes Receivable

Notes receivable at July 31, 1994 and 1993 were as follows:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------
Products and Patents Corporation - 10%
 per year, interest payable quarterly,
 due December 31, 1994.                    $    23    $    23

Value Trading, Inc. - 10% per year,
 interest payable monthly. Principal
 payable upon demand.                           50         50
                                            ------     ------
 Totals                                         73         73
 Less: Allowance for Doubtful Notes            (73)       (30)
                                            ------     ------
 Total Notes Receivable - Net              $    --    $    43
                                            ======     ======

[5] Property and Equipment

Property and equipment consist of the following:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------

Machinery and Equipment                    $ 2,563    $ 2,572
Tools and Dies                                 145        145
Furniture and Equipment                        587        156
Furniture and Equipment Leased
 Under Capital Leases                          306         --
Vehicles                                        47         25
Leasehold Improvements                         273         --
                                            ------     ------
Totals                                       3,921      2,898
Less:  Accumulated Depreciation              3,015      2,120
                                            ------     ------
 Totals                                    $   906    $   778
                                            ======     ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[6] Lease Obligations

Capitalized Lease Obligations - Capitalized lease obligations consist of the following at July 31, 1994:

Capitalized lease obligations, interest
 at 12% to 13%, due monthly through
 November 1998                             $   248
Less:  Current Maturities                     (192)
                                            ------
 Noncurrent Portion                        $    56
                                            ======

Capitalized lease obligations are collateralized by equipment which has a net book value of $88 at July 31, 1994. The Company has not made timely payments on a capitalized lease obligation on equipment with a net book value of $81 at July 31, 1994. Accumulated depreciation at July 31, 1994 contains $218 which represents accumulated depreciation related to furniture and fixtures leased under capital leases prior to the acquisition of Creative Socio-Medics, Inc. [CSM] [See Note 14 and 5].

Future minimum payments under capitalized lease obligations as of July 31, 1994 are as follows:

    Year ending
      July 31,
       1995                                $   133
       1996                                    107
       1997                                     20
       1998                                     20
       1999                                      9
                                            ------
    Total Minimum Payments                     289
    Less:  Amount Representing Interest
     at Rates Ranging from 12% to 13%          (41)
                                            ------
    Balance                                $   248
                                            ======

Operating Lease Obligations - The Company's present executive offices are located at 160 Broadway, New York, New York 10038, which it occupies pursuant to a lease expiring February 28, 1999. Payments are made by a subsidiary company. The current base rent for such premises is $7 per month.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[6] Lease Obligations (continued)

The Company's subsidiaries occupy various facilities pursuant to leases expiring through July 1999. The current base rent for such premises approximates $48 per month.

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year through July
1999 are as follows:

    Year ending
      July 31,
    -----------
       1995                                $   571
       1996                                    431
       1997                                    402
       1998                                    398
       Thereafter                              222
                                            ------
       Total                               $ 2,024
                                            ======

Rent expense for the years ended July 31, 1994, 1993 and 1992 amounted to $357, $258 and $236, respectively.

[7] Capital Stock

Common Stock - Effective September 1, 1993, the capitalization of the Company changed from 300,000,000 shares of common stock, $.01 par value, into 50,000,000 shares of common stock, $.01 par value. Effective the same time, the presently issued and outstanding shares of common stock were reverse split on the basis of one [1] new share for each sixty [60] issued and outstanding shares. All share data has been adjusted retroactively.

In October 1993, January 1994 and March 1994, the Company registered 1,500,000 shares, 1,000,000 shares and 1,500,000 shares, pursuant to a stock option plan for Non-Employee
Directors, Consultants and Advisors of which 3,000,000 were exercised [See Note 8].

The Company also issued 850,000 shares in connection with the acquisitions of Arc Acquisition Group, Inc. and Arc Networks,
Inc. [See Note 14].

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[7] Capital Stock (continued)

In addition, pursuant to an offering in March 1994 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $8,162 in conjunction with the issuance of 3,500,000 shares of stock.

The Company also issued 840,000 shares in connection with the acquisition of Creative Socio-Medics Corp. [See Note 14] and
120,000 shares in connection with the acquisition of the remaining 20% of S-Tech.

Preferred Stock - Effective September 1, 1993, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, was increased from 1,000,000 to 2,000,000 shares.

The Series A convertible preferred stock bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 7,812.5 shares of common stock for each share of preferred stock if and when sufficient shares of common stock are available for issuance. No dividends were declared for the year ended July 31, 1994. As of July 31, 1994, dividends of approximately $6 are in arrears.

The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend which is contingent upon after tax earnings being in excess of $200. In the event of involuntary or voluntary liquidation, the holders may receive $87.50 per share and all dividends. No dividends were declared for the years ended July 31, 1994, 1993 and 1992.

The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings being in excess of $200. No dividends were declared for the years ended July 31, 1994, 1993 and 1992.

As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series "F", with a dividend rate of $8.00 per share is redeemable at the option of the Company after July 31, 1993 for $1.00 per share. One share will be issued for each $100 of principal indebtedness

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[7] Capital Stock (continued)

owed. The dividend will be noncumulative and is payable within 100 days from the close of any fiscal year where net income after tax exceeds $500, and all dividends due on the Series "B" preferred stock are paid or provided for. No dividends were declared for the years ended July 31, 1994, 1993 and 1992.

[8] Stock Options and Warrants

Incentive Stock Option and Appreciation Plan - In August, 1983, the Company's shareholders approved an Incentive Stock Option and Appreciation Plan [the "Plan"]. The Plan provides for the issuance of incentive stock options to purchase up to 166,667 shares of the Company's common stock to its officers, directors and key employees. The exercise prices must be at least equal to the market value of the Company's common stock on the date of grant. The number of options granted, expiration dates, exercise prices and number of shares covered per option will be decided by the Stock Option Committee of the Company. No option may be exercised within six months after the date of the grant or after the expiration of ten years from the date of the grant.

Options under the Plan may not be granted to any employee owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, unless the option price is at least 110% of the fair market value of the Company's common stock on the date of the grant. Options granted to such employees must expire within five years of the date granted. The aggregate fair market value of common stock for which any employee may be granted options in any calendar year may not exceed $100 plus certain carryovers in certain circumstances.

Options granted under the Plan may provide the holders, thereof, with stock appreciation rights under which any increase in the price of the Company's common stock with respect to unexercised options may be paid to the holder in the form of cash, common stock of the Company or both.

Options are cancelable because of death or termination of employment.

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments, reserving 1,500,000 shares of authorized and unissued common stock. Options to purchase 1,400,000 shares of common

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[8] Stock Options and Warrants (continued)

stock were granted to advisors and consultants in lieu of cash payments aggregating $100. On October 29, 1993, 1,400,000 shares of common stock were paid for and issued and the Company received a cash payment of $1,400.

In October 1993, January 1994 and March 1994, the Company registered 1,500,000 shares, 1,000,000 shares and 1,500,000 shares, respectively, pursuant to a stock option plan for Non-Employee Directors, Consultants and Advisors. Options for 3,000,000 shares, of which 1,400,000 were exercised at $1.00 per share and 1,600,000 exercised at $2.00 per share, resulted in $7,140 of expenses computed as follows:

Shares                   1,400,000     1,600,000   =   3,000,000
Per Share Value of
 Stock at Date of Grant  $    3.62     $    6.00   =   $  4.8917*
                          --------      --------        --------
Undiscounted Value       $   5,075     $   9,600   =    $ 14,675
20% Discount                (1,015)       (1,920)  =      (2,935)
                          --------      --------         -------
Discounted Value             4,060         7,680   =      11,740
Exercise Price              (1,400)       (3,200)  =      (4,600)
                          --------      --------   =     -------
Expense                  $   2,660     $   4,480   =    $  7,140
                          ========      ========         =======

* - Represents weighted average.

In accordance with the agreements relating to the various parties involved, the $7,140 was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represents a large block of stock.

[9] Selected Industry Segment Data

The Company's operations are classified into three principal industry segments: manufacturing, service and development stage.
Following is a summary of segmented information for 1994, 1993 and 1992.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[9] Selected Industry Segment Data (continued)

                                   1994       1993       1992
                                 --------   --------   --------
Net Sales:
 Manufacturing                    $ 3,475    $ 3,055    $ 3,355
 Service                           11,968        654      1,178
 Development Stage                    299        130         --
                                   ------     ------     ------
 Total Net Sales                  $15,742    $ 3,839    $ 4,533
                                   ======     ======     ======

Operating Profit [Loss]:
Manufacturing                    $  (998)   $   100    $   227
Service                           (8,125)    (1,200)      (168)
Development Stage                 (1,443)      (303)        --
                                  ------     ------     ------
 Total Operating [Loss] Profit   (10,566)    (1,403)        59

Other [Expense] Income-Net          (408)     1,942       (181)

Minority Interest in Loss
 of Subsidiary                       202         76         --

Provision for Taxes                   --        (21)        --
                                  ------     ------     ------
[Loss] Income before
 Extraordinary Item              (10,772)       594       (122)

Extraordinary Item                    --        146         --
                                  ------     ------     ------
Net [Loss] Income               ($10,772)   $   740    $  (122)
                                  ======     ======     ======

Assets:
 Manufacturing                   $ 4,931    $ 4,983    $ 3,300
 Service                          13,961      1,105      1,475
 Development Stage                 6,178      1,293         --
                                  ------     ------     ------
 Total Assets                    $25,070    $ 7,381    $ 4,775
                                  ======     ======     ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[9] Selected Industry Segment Data (continued)

Capital Expenditures[1]:
 Manufacturing                        --    $   455         --
 Service                         $ 1,085          8    $    39
 Development Stage                   142        278         --
                                  ------     ------     ------
 Total Capital Expenditures      $ 1,227    $   741    $    39
                                  ======     ======     ======

Depreciation and Amortization:
 Manufacturing                   $    43    $     5    $    20
 Service                             152         11         11
 Development Stage                    95         24         --
                                  ------     ------     ------
Total Depreciation and
  Amortization                   $   290    $    40    $    31
                                  ======     ======     ======

[1] For 1993, capital expenditures for the manufacturing segment include $450 allocated to property and equipment from the acquisition of certain net assets of General Technologies Group Ltd. and capital expenditures for the development stage segment include $182 in property and equipment from the acquisition of Robotics and Designs, Inc. For 1994, capital expenditures for the service segment include $1,066 allocated to property and equipment from the acquisition of certain net assets of Arc Acquisitions Group, Inc. and Creative Socio-Medics, Inc.

[10] Federal Income Taxes
  The reconciliation of the provision for [benefit from]
income taxes is as follows:
                                           July 31,
                                ------------------------------
                                  1994       1993       1992
                                --------   --------   --------
U.S. Federal Statutory Rate        34.0%      34.0%      34.0%
Operating [Losses] For Which
 There is No Current Tax Benefit  (34.0%)       --      (34.0%)
Utilization of Net Operating
 Loss Carryforward                   --      (34.0%)       --
State Taxes                          --        4.0%        --
                                 ------     ------     ------
Actual Rate                          --        4.0%        --
                                 ======     ======     ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[10] Federal Income Taxes [Continued]

Effective August 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

Temporary differences between financial reporting and tax bases of assets and liabilities consist mainly of depreciation, reserves on receivables and amounts accrued for costs associated with an anticipated public offering. These differences are currently immaterial.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The change had no cumulative effect on pretax income or net income for the year ended July 31, 1994.

At July 31, 1994, the Company had net operating loss carryforwards of approximately $11,846 for financial reporting purposes, net of approximately $662, $537 and $335 utilized in 1993, 1991 and 1986, respectively. The carryforwards expire in years from 1996 through 2006. Investment tax credit and job credit carryforwards of approximately $105 are available to reduce future income taxes. These credits expire in various years through 1999. These credits have been reduced to reflect changes made by the Tax Reform Act of 1986.

At July 31, 1994, the Company has a deferred tax asset of approximately $4,700 and a valuation allowance of approximately $4,700 related to the asset. The deferred tax asset relates to federal net operating loss carryforwards, investment tax credit and job credit carryforwards of approximately $3,837 and state net operating loss carryforwards of approximately $863.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[11] Related Party Transactions

The Company is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date.
Amounts due at July 31, 1994 and 1993 were $184 and $221, respectively.

DLB, Inc. had advanced as of July 31, 1993 approximately $375, subject to interest at the rate of 10% per annum, to the Company and various subsidiaries. These loans are secured by a UCC-1 on the assets of Sequential Electronic Systems, Inc. and the pledge of certain common stock shares of three of the Company's subsidiaries. DLB, Inc. is owned by the wife of the chairman of the Company's Board of Directors, who disclaims any interest in DLB, Inc.

During fiscal 1994, Consolidated Technology Group Ltd. and Subsidiaries made advances to a company that they acquired on September 30, 1994 in a business combination to be accounted for as a purchase [See Note 19]. Advances receivable from this company at July 31, 1994 amounted to $347.

During fiscal 1994, the Company made advances to a 31% owned subsidiary. These loans amounted to $289 at July 31, 1994 and have no fixed due dates or terms. A reserve of $145 has been set up against these loans at July 31, 1994.

The Company entered into a consulting agreement with Irving Hertz [now deceased], upon his resignation from the Board and as Chief Executive Officer of the Company. Under this agreement, all of the fringes Mr. Hertz had as CEO, including a leased car, would continue to be provided by the Company. The services to be performed for which Mr. Hertz received a monthly retainer, were investment banking and financial consulting on various situations in which the Company was interested. The Company paid Mr. Hertz under this agreement $67. Upon Mr. Hertz's death, the Company settled all claims his Estate had against the Company for $175. $100 of this amount has been paid. At July 31, 1993, $75 was payable with interest at 10% per annum. This amount was paid in full during fiscal 1994. In addition to the fees paid to Mr. Hertz, consulting fees were paid to other individuals and firms. No such individual or firm was a related party at the time the fees were paid and the amount paid to any such individual or firm was not deemed material.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[12] Litigation

Although the Company is a party to certain legal proceedings which have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of (i) an action for damages filed on May 30, 1991 in the U.S. District Court, Southern District of New York against the partners of the former accounting firm of GTG, and some of the former management of GTG. This action was brought against the defendants for ongoing fraud and conspiracy to defraud the Company (ii) a subsidiary company of the Company filed an action in the Supreme Court, New York County, to recover a delinquent account receivable. The receivable was generated for services rendered by the subsidiary, pursuant to a consulting agreement. The total due to the Company's subsidiary includes cash and securities whose current market value exceeds $350. The present value of the delinquent amount was also the approximate value at the time the services were performed. (iii) An action for damages for interference in the performance of the contract pertaining to (ii) above, was also commenced. The action filed named as defendants a law firm and a partner of said law firm, which firm formerly represented the defendant discussed in (ii).

[13] New Authoritative Pronouncements

Effective for fiscal years beginning after December 15, 1993, which is fiscal year ending 1995 for the Company, Statement of Financial Accounting Standards [SFAS] No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that, except for debt instruments classified as "held-to-maturity securities," investments in debt and equity securities should be reported at fair value. At July 31, 1994, the Company has certain investments in common stock, whose carrying amount is stated at the lower of its aggregate cost or market pursuant to SFAS No. 12, Accounting for Certain Marketable Securities. SFAS No. 12 is superseded by SFAS No. 115 upon its adoption.

Under SFAS No. 115, the difference between the cost of securities classified as either "trading securities" or "available for sale securities," and their fair value should be reflected in the current year's operations, except for unrealized gains and losses on debt and equity instruments classified as "available for sale" which are to be reflected as a component of stockholders' equity. The Company's current investments in common stocks are anticipated to be classified as "available for sale" securities. The effect of this change in accounting principle is not expected to have any material effect on the Company's financial statements

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[13] New Authoritative Pronouncements (continued)

as unrealized losses on its investments are currently being reflected as a component of stockholder equity, and the Company does not anticipate an increase in market value of its securities above its cost in the short term which would, under SFAS No. 115, require the Company to record unrealized appreciation in its stockholders' equity section.

SFAS No. 114, Accounting by Creditors for Impairment of a Loan," is effective for fiscal years beginning after December 15, 1994, and establishes accounting standards for creditors who have certain impaired loans. The Company believes that adoption of SFAS No. 114 will not result in an allowance for credit losses significantly different that its current method of evaluating the collectibility of its loans receivable.

SFAS No. 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions, is effective for fiscal years beginning after December 15, 1992. SFAS No. 112, Employers' Accounting for Post Employment Benefits, is effective for fiscal years beginning after December 15, 1993. The Company does not provide post Retirement or post Employment benefits as defined by SFAS No. 106 and 112.

[14] Business Combination

On December 22, 1993, Consolidated Technology Group Ltd., acquired for 600,000 shares valued at $1,440 [through a 90% owned subsidiary] Arc Acquisition Group, Inc. in a business combination accounted for as a purchase. On the same date, the Company also acquired for 250,000 shares valued at $600 [through a wholly-owned subsidiary] 80% of the outstanding voting common stock and 50.1% of the outstanding nonvoting stock of Arc Networks, Inc., in a business combination also accounted for as a purchase. The purchase price of these two acquisitions exceeded the fair value of the net assets of Arc Acquisition Group, Inc. and Arc Networks, Inc. by $2,543, which will be amortized over 20 years under the straight line method. For accounting purposes, the results of operations of Arc Acquisition and Arc Networks are included with the results of the Company from January 1, 1994 onward.

On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings, Inc. ["Holdings"], through a wholly-owned subsidiary, CSM Acquisition Corp. ["Acquisition Corporation"], acquired the assets and assumed liabilities of Creative Socio-Medics Inc.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[14] Business Combination (continued)

["CSM"] pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended [the "Purchase Agreement"], among the Company, Carte Medical Corp. ["Carte"], Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ["ACT"], the parent of CSM. The Company is the parent of SIS Capital Corp. ["SISC"], which is the parent of Holdings. In connection with the purchase, (i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500, which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC, (ii) Holdings transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, the Carte is to issue to Holdings an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and (iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares of common stock owned by SISC were transferred to Holdings subject to the options. The options are exercisable at an exercise price of $.174 per share during the five-year period commencing on June 16, 1994, the date the acquisition of CSM was consummated. At the closing of the acquisition, the Company issued to such individuals an aggregate of 40,000 shares of its common stock. The Carte options and the Company common stock are valued at $101 and $135, respectively and were issued as additional compensation for these individuals.

The purchase price of this acquisition exceeded the fair value of the net assets of CSM by $3,851 which will be amortized over 20 years under the straight line method. For accounting purposes, the results of operations of CSM are included with the results of the Company from July 1, 1994 onward.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[14] Business Combination (continued)

The following pro forma unaudited results assume the above acquisitions had occurred at the beginning of the year:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------

Net Revenues                               $28,050    $22,749
                                            ======     ======
Net Income [Loss]                         ($11,542)  ($    84)
                                            ======     ======
Income [Loss] Per Share                   ($  1.45)  ($  0.02)
                                            ======     ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the year or of the future results of operations.

[15] Sale of Majority Interest of Subsidiary

Effective January 1, 1994, the Company disposed of 61% of its interest in Universal International, Inc. ["Universal"] through its wholly-owned subsidiary, SIS Capital Corp.; which owned 100% of Universal. The sale is being accounted for as a disposal of a portion of a line of business that is not considered a business segment. Other subsidiaries continue to operate in the service segment.

The sale resulted in a loss of approximately $33 which is included in other income [expense]. The revenues, costs and expenses and net [loss] of Universal at December 31, 1994 were approximately $138, $177 and $(39), respectively. Subsequent to December 31, 1994, the investment in Universal is being accounted for under the equity method. The Company's equity in the net loss of Universal for the period from January 1, 1994 to July 31, 1994 amounted to approximately $19 and is included in other income [expense].

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[15] Sale of Majority Interest of Subsidiary (continued)

Following is a summary of net assets and results of operations of Universal International, Inc. as of January 31, 1994 and July 31,
1993 and for the periods ended January 31, 1994 and July 31, 1993 and 1992:

                                        January 31,   July 31,
                                        ----------------------
                                          1994          1993
                                        --------      --------

Cash                                     $     2       $     6
Receivables - Net                             45            59
Property, Plant and Equipment - Net           20            24
Other Assets                                   8            28
                                          ------        ------
 Total Assets                                 75           117

Accounts Payable and Accrued Expenses    $    41       $    44
Accrued Payroll Taxes                        105            97
Loans Payable                                166           170
                                          ------        ------
 Net Assets                             ($   237)     ($   194)
                                          ======        ======

                        Period from
                       August 1, 1993    For the       For the
                          through       Year ended    Year ended
                         January 31,     July 31,      July 31,
                            1994           1993          1992
                          --------       --------      --------

Revenues                   $   195        $   611       $   727
Costs and Expenses             238            740           793
                            ------         ------        ------
 Net [Loss]               ($    43)      ($   129)     ($    66)
                            ======         ======        ======

Net assets of Universal International, Inc. have been separately classified in the accompanying balance sheet at July 31, 1993.

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[16] Disposal of a Portion of a Line of Business

On July 30, 1991, the Company sold its 50.1% interest in Trinity Holding Corp., a management and financial consulting and placement service, to one of the minority shareholders of Trinity Holding Corp. in exchange for one dollar and the waiver of significant emoluments granted by the Company's Board in 1989.
At that date, liabilities exceeded assets by $823. The excess of net liabilities over the net investment in Trinity Holding Corp. of $767 has been recorded as a gain and is included in other income. The sale is treated as a disposal of a portion of a line of business since other subsidiaries continue to operate in this service sector.

Following is a summary of net assets of Trinity Holding Corp. as of July 30, 1991:

Cash                                       $    37
Receivables - Net                               52
Property, Plant and Equipment - Net              7
Other Assets                                    17
                                            ------
Total Assets                                   113

Accounts Payable and Accrued Expenses           86
Accrued Payroll Taxes                          278
Notes Payable - Other                          572
                                            ------
Net Assets                                ($   823)
                                            ======

In 1993, $562 in notes and loans receivable from Trinity Holding
Corp. were written off by the Company and included in other expense.

[17] Extraordinary Item - Debt Restructuring

During fiscal 1993 and 1991, certain creditors agreed to forgive debt totaling $153 and $285, respectively. The debt of $285 which was primarily owed to a related party was included in additional paid-in capital at July 31, 1991. The $153 forgiven in 1993 which was due to non-related entities, is reported as an extraordinary item.
In addition, in 1993, debt in the amount of $349 owed to the above entities, as well as others, was converted into Series A preferred stock at a price of $5.00 per share [69,711 shares].

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[18] Unusual Item

In May 1993, the Company, through its wholly-owned subsidiary, SIS Capital Corp., completed an agreement with a major financial institution settling a $6,000 lawsuit for damages filed against the institution and General Technologies Group Ltd. [GTG] pursuant to a RICO action undertaken by Mr. Lewis S. Schiller, CEO of the Company, alleging ongoing fraud and conspiracy to defraud the Company in connection with the Sequential Electronics Systems, Inc. transaction [See Note 2]. The agreement gives the Company clear title to all the shares of Sequential Electronic Systems, Inc. and includes the purchase of certain net assets and the operations of General Technologies Group Ltd. by S-Tech, Inc., a subsidiary of the Company. The purchase by S-Tech, Inc. was completed June 30, 1993, and resulted in the Company acquiring net assets of $1,523 (representing appraised values). To the extent that the Company recorded losses in prior periods through the write-down of assets, the write-off of receivables, and other related expenses, in its prior sale agreement with General Technologies Group Ltd. [in excess of $1,600], the Company has recorded a one time gain on the acquisition. S-Tech, Inc. remains liable on a note to the financial institution arising from the above purchase.

[19] Subsequent Events

[A] On September 30, 1994, the Company, through newly formed wholly-owned subsidiaries, "IMI Acquisition Corporations," acquired substantially all of the operating assets and assumed certain liabilities of International Magnetic Imaging, Inc., Pine Island Magnetic Resonance Imaging Center, Ltd., Magnetic Resonance Institute of North Miami Beach, Ltd., Magnetic Resonance Institute of Boca Raton, Ltd., Magnetic Resonance Institute of South Dade, Ltd., Oakland Magnetic Resonance Institute, Ltd., San Juan MRI, Inc., Magnetic Resonance Institute of Arlington, L.P., Magnetic Resonance Institute of Greater Kansas City, L.P., Magnetic Resonance Institute of Oakland, Ltd., Physicians Outpatient of Diagnostic Center, Ltd., and J. Sternberg and S. Schulman, M.D. Corp [Collectively "IMI"].

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------


[19] Subsequent Events (continued)

The total purchase price will approximate $40,000 as follows:

Cash                                    $ 6,960
Subordinated Debt @ 7%                   19,755
Stock [3,343,000 shares @ $.87]           2,920
Acquisition Costs                         1,329
Liabilities Assumed                       8,754
                                         ------
  Total Cost of Acquisition               $39,718
                                         ======

The final allocation to the acquired assets has not been determined as of the date of this report.

The notes issued in connection with the acquisition of the centers mature primarily in September 1994, with notes in the principal amount of $860 maturing in September 1997. The notes to be issued to acquire IMI, Inc. and the assets of MD Corp. mature in September 1997 and 1999, respectively.

In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. dba DVI Capital.

[B] The following pro forma unaudited results assume the three acquisitions in notes 14 and 19 had occurred at the beginning of the year:

                                                July 31,
                                          -------------------
                                            1994       1993
                                          --------   --------

Net Sales                                  $55,385    $48,356
                                            ======     ======
Net Income [Loss]                         ($ 6,635)   $ 2,950
                                            ======     ======
Income [Loss] Per Share                   ($  0.83)   $  0.70
                                            ======     ======

Consolidated Technology Group Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(amounts are in 000's except share data)
--------------------------------------------------------------------------------

[19] Subsequent Events (continued)

[C] Effective October 1, 1994, the former Chief Financial Officer of IMI, was elected Chief Financial Officer of the Company. The Company and this individual entered into a five-year employment agreement pursuant to which he will receive a base salary of $150 per year.

[D] On October 14, 1994, the Company, through its wholly-owned Arc Acquisition Group, Inc., signed a letter of intent to acquire substantially all of the operating assets and assume certain liabilities of International Technical Services ["ITS"]. ITS is currently losing $1,000 to $2,000 a year on average revenues of approximately $45,000. The Company feels that by merging the ITS operation with Avionics [same business], the operations can be turned around.


                         .  .  .  .  .  .  .  .  .  .

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

Date:  March 27, 1996      /S/
                           ------------------------
                           Lewis S. Schiller
                           Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                    Date
---------                 -----                    ----

/S/                       President and Director   March 27, 1996
--------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer  March 27, 1996
--------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

/S/                       Director                 March 27, 1996
--------------------
Norman J. Hoskin