Form 10-K/A
period 1994-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-04-02
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A

Amendment No. 2

For the Five Month Transition Period Ended December 31, 1994

Commission File Number 0-4186

CONSOLIDATED TECHNOLOGY GROUP, LTD.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

13-1948169
(I.R.S. Employer Identification Number)

160 Broadway, New York, NY  10038
(Address of principal executive offices)

Registrant's telephone number, including area code:(212) 233-4500

Purpose of Amendment:

Part II:
  Item 6. Selected Financial data - The selected financial data is changed to reflect the restated financial statements and to include five full fiscal years of data in addition to the transition period data. Additionally, a disclosure of non-comparable factors is added.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
  i) Discussion is changed to reflect the restated financial statements.
 ii) Expanded discussion regarding the restriction of the use of a subsidiary's cash is added.
iii)  Quantification of certain asset write-offs is added.
 iv) Expanded discussion of changes in working capital assets is added, including the proposed refinancing of current debt obligations.
  v) Expanded discussion of prior comparable periods based on the inclusion of the fiscal year ended July 31, 1992.
 vi)  Disclosure of the impact of loan defaults is discussed.

                                                      (continued)

Part IV:
  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K:

1. Financial Statements - The financial statements are being restated to reflect the following:

July 31, 1992:
   i) The fiscal year ended July 31, 1992 comparable period has been added.
July 31, 1993:
  ii)  Reclass classification of losses from
        discontinued operations to other expense which relates to the losses of a discontinuation of a part of a line of business of $562,361.
July 31, 1994:
 iii)  Reclass classification of expenses from
        unusual to selling, general, and administrative which relates to noncash stock option expense of $845,000.
  iv)  Reclass approximately $1,936,000 of
        amounts payable to a factor as a current debt in the liability section of the balance sheet which was previously shown as a reduction of trade receivables in current assets.
   v) Reclass approximately $972,000 from goodwill to customer lists.
  vi) Increase of expenses and additional paid-in capital of $5,870,000 which relates to a reduction in the discount taken on stock option issuances.
December 31, 1993:
 vii)  Reclass classification of expenses from
        unusual to selling, general, and administrative which relates to noncash stock option expense of $545,000.
viii) Increase of expenses and additional paid-in capital of $2,330,000 which relates to a reduction in the discount taken on stock option issuances.
December 31, 1994:
  ix) Increase of expenses and additional paid-in capital of $35,762 which relates to a reduction in the discount taken on stock option issuances in lieu of cash payment for services rendered.
   x) Increase of expenses and additional paid-in capital of $337,500 which relates to a reduction in the discount for stock issued in connection with the purchase of a subsidiary.
  xi) Reclass $284,700 of goodwill write-offs from other expense to a selling, general and administrative expense.
 xii) Shares issued and outstanding is added to the face of the balance sheet.
                                                      (continued)

xiii) Reclass $72,868 of exclusivity rights to other assets which were previously included with fixed assets.
 xiv) Reclass the current and long-term portions of debt and capital lease obligations and reclass amounts between debt and capital lease obligations to the proper amounts related to the Three Dimensional Products and Services segment.
  xv) Translation loss is applied directly to specific transactions in the cashflow statement.
 xvi) In the cashflow statement, the cash of a company sold is moved from financing activities to investing activities.
xvii) In the cashflow statement, the activity in deferred offering costs is separately disclosed as a financing activity.
xviii) The noncash expense of the stock option issuances is shown separate from the cash exercise price and the noncash portion of the transaction is supplementally disclosed.
 xix) The footnotes to the financial statements are modified for the following:
       a)  Accounting Period - Management's representations
            regarding the unaudited period have been added.
       b)  Cash and Cash Equivalents - Expanded discussion on the restrictions on the use of a subsidiary's cash.
       c) Research and Development Costs - Disclosure of the total amount of such costs is added.
       d) Earnings (Loss) per Share - Disclosure regarding the treatment of convertible preferred stock is added.
       e) Investments in Common Stock - Disclosure of proceeds from sale, gain (loss) on sales and changes in the unrealized gain (loss) account are added.
       f) Long-term Debt - Effective interest rates on all debt has been added.
       g) Income Taxes - Supplemental disclosure of the changes in the valuation allowance is added.
       h) Pro Forma information is changed to reflect the restated financial statements.
  xx) Updated Independent Auditors Report

PART II
Item 6.  Selected Financial Data

                      Five
                     Month
                     Period
                     Ended
                     Decem-      Fiscal Year Ended July 31,
                     ber 31,  ----------------------------------
                      1994    1994    1993     1992   1991  1990
                      ----    ----    ----     ----   ----  ----
                           (in 000's except per share data)
Selected Statements
 of Operations Data:

Revenues           $28,305  $15,742  $3,839 $4,533 $4,049   $665
                    ======   ======   =====  =====  =====   ====
Income (Loss)
 from Continuing
 Operations        ($4,112)($10,772)   $594  ($122)  $537  ($187)

Income (Loss)
 from Discontinued
 Operations             --       --      --     --     --   (290)
Extraordinary Item
 - Net of Tax           --       --     146     --     --     --
                    ------   ------   -----  -----  -----  -----
Net Income (Loss)  $68,089 ($10,772)   $740  ($122)  $537  ($477)
                    ======   ======   =====  =====  =====  =====
Income (Loss) from
 Continuing Operations
 per Common Share   ($0.28)  ($1.35)  $0.18 ($0.03) $0.13  $0.04)
                      ====     ====    ====   ====   ====   ====

Selected Balance Sheet Data:

Total Assets       $68,089  $25,070  $7,381 $4,775 $4,200 $3,107
                    ======   ======   =====  =====  =====  =====
Long-term Obligations:
 Long-term Debt and
  Capital Lease
  Obligations      $11,218     $298      --      --     --    --
 Subordinated Debt  17,926       --      --      --     --    --
                    ------      ---
Total Long-term
 Obligations       $29,144      298      --      --     --    --
                    ======      ===
Cash Dividends Declared
 per Common Share       --       --      --      --     --    --

                                                      (continued)

The following factors make the above selected financial data non comparable for the following indicated periods and reasons:

  1) The fiscal year ended July 31, 1993 includes unusual income of $1,523.

  2) The fiscal year ended July 31, 1994 includes expense of $7,140 from the issuance of stock options to consultants.

  3) In December 1993, the Company acquired ARC Acquisition Group, Inc. and ARC Networks, Inc. and in June 1994, the Company acquired Creative Socio-Medics, Inc. Such acquisitions resulted in: (i) an increase in assets of approximately $13,000 as of July 31, 1994; (ii) an increase in revenues of approximately $11,000 for the fiscal year ended July 31, 1994 and $14,400 for the five months ended December 31, 1994; and (iii) a net increase in net loss of approximately $173 for the fiscal year ended July 31, 1994 and $1,600 for the five months ended December 31, 1994.
  3) In September 1994 the Company acquired International Magnetic Imaging, Inc. and in November 1994, the Company acquired Job Shop Technical Services and Computer Engineering Services. Such acquisitions resulted in: (i) an increase in assets of approximately $47,200 as of December 31, 1994; (ii) an increase in revenues of approximately $11,500 for the five months ended December 31, 1994; and (iii) a net decrease in net loss of approximately $270 for the five months ended December 31, 1994.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $1,726,796 at December 31, 1994 compared to $1,773,232 at July 31, 1994.
During the five month period ended December 31, 1994, the Company's principal source of cash was from the operations of IMI and cash from acquired subsidiaries. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of December 31, 1994 the most significant impact from these restrictions is on the Three Dimensional Products and Services and Medical Information Services segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). If these segments do not obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), it is uncertain whether these segments will continue as operating groups. The remaining segments are relatively unaffected by the restrictions on IMI's cash since they operate substantially with their own cash flows. During the same period, the principal use of cash was to acquire subsidiaries (including the $2,000 in cash escrow), purchase capital assets and repay scheduled debt maturities.

The only other significant change in working capital assets was an increase in receivables of $11,725 of which approximately $11,350 is due to acquisitions. Working capital liabilities increased by $14,568. Accounts payable and accrued expenses increased approximately $4,290 from acquisitions while current portions of debt and capital lease obligations increased approximately $9,773 from acquisitions.

The Company has significant current portions of debt obligations that will require cash payment in 1996. In 1996, subordinated debt, payable to the former owners of an acquired subsidiary, require principal and interest payments of approximately $2,500,000 and balloon payments due in September of 1996 of approximately $10,500,000. It is not expected that the Company will generate funds from operations in order to cover these impending obligations and funding will have to come from a third party source. As a result management is currently negotiating terms with financing sources to extend the repayment terms on the

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

subordinated debt prior to the due date of the balloon payments, however it cannot be currently determined whether such negotiation efforts will be successful. Debt service due on the subordinated debt subsequent to 1996 approximates $5,250,000 of which approximately $3,900,000 is due in 1997 and the remainder in 1998 and 1999. Management anticipates that if the refinancing negotiations are successful that debt service related to these years will also be extended over a longer time period. If the Company is not successful in refinancing the subordinated debt, it will be in default on these commitments and as of December 31, 1994, the Company has no other plan of action to rectify the impending default.

Additionally, the Company is in default on loans aggregating $302 as of December 31, 1994. Such defaults have not had, and are not expected to have a significant impact on the operations of the related segments. The creditors have not called such loans and are working under extended repayment terms.

Results of Operations

Consolidated revenues, gross profit and selling, general and administrative expenses for the five month period ended December 31, 1994 compared to the five month period ended December 31, 1993 and the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased significantly due primarily to the acquisition of companies in various industry segments. Consolidated revenues and gross profit for the fiscal year ended July 31, 1993 compared to the fiscal year ended July 31, 1992 decreased $694 while selling, general and administrative expenses for the same comparison period increased $1,210. Such changes are due to activity within existing subsidiaries since no acquisitions occurred during that time period. The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

                                 Percentage of Total
                                 -------------------
                             Five Months         Fiscal Year
                                Ended               Ended
                             December 31,          July 31,
                             ------------    ------------------
Segments                     1994    1993    1994   1993   1992
- --------                     ----    ----    ----   ----   ----
Revenues:
Contract Engineering
 Services                    53.2%    6.1%   64.9%  15.9%  16.0%
Medical Diagnostics          23.2%     --      --     --     --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing                6.6%   66.5%   22.1%  79.7%  74.1%
Medical Information
 Services                    10.3%    0.3%    0.1%   1.3%    --
Telecommunications            4.0%     --     7.2%    --     --
Three Dimensional Products
 and Services                 2.6%    6.4%    1.9%   2.1%    --
Business Consulting
 Services                     0.1%   20.7%    3.8%   1.0%   9.9%

Gross Profit:
Contract Engineering
 Services                    12.6%    4.3%   46.2%   4.4%   7.2%
Medical Diagnostics          52.8%     --      --     --     --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing                9.0%   43.9%    7.2%  84.8%  74.4%
Medical Information
 Services                    11.9%    0.6%    0.3%   2.8%    --
Telecommunications            7.2%     --    12.7%    --     --
Three Dimensional Products
 and Services                 6.3%   12.5%    5.5%   4.7%    --
Business Consulting
 Services                     0.2%   38.7%   28.1%   3.3%  18.4%

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

                                 Percentage of Total
                                 -------------------
                             Five Months         Fiscal Year
                                Ended               Ended
                             December 31,          July 31,
                             ------------    ------------------
Segments                     1994    1993    1994   1993   1992
- --------                     ----    ----    ----   ----   ----
Selling, General and
 Administrative Expenses:
Contract Engineering
 Services                     8.6%    1.6%    8.1%   5.5%  10.8%
Medical Diagnostics          19.3%     --      --     --     --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing               12.5%   11.8%    9.1%  23.8%  49.7%
Medical Information
 Services                    19.8%    4.8%    5.4%   8.8%    --
Telecommunications            6.5%     --     1.8%    --     --
Three Dimensional Products
 and Services                15.3%    6.9%    6.9%   6.4%    --
Business Consulting
 Services                     3.3%    1.0%    3.1%   7.2%   6.3%
Corporate and Other          14.7%   73.9%   65.6%  48.3%  33.2%

Discussion of Operations by Segment

Contract Engineering Services - During the five month period ended December 31, 1994 and the fiscal year ended July 31, 1994, substantially all of the revenues were from the operations of Trans Global. Revenues for fiscal years July 31, 1993 and 1992 decreased by $116 or 16% and were from Universal, a subsidiary in which the Company no longer includes in consolidation due to the fact that a significant portion of the business was sold. Due to the change in companies operating in this segment, operating results from period to period are not comparable. Trans Global operates in a highly competitive environment with low margins. Management believes that by combining the resources and expertise of the two newly acquired companies, this segment will increase its long-term profitability, however, it is anticipated that revenues and operating income on an annualized basis will remain relatively level for 1995.

Medical Diagnostics - This segment consists of a medical diagnostic imaging company, which primarily performs MRI and other modalities, that was purchased in September 1994 and as such all operating results were incurred during the five month period ended December 31, 1994. Management anticipates that scan

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

volume will increase 5% on an annualized basis; however, due to decreasing reimbursement rates on MRI's, the revenues of the medical diagnostic segment will remain level overall in 1995. The gross margins (as a percentage of revenue) are expected to decrease since the costs of performing a scan is not anticipated to decline at the same level as the reimbursement rates. Management of the medical diagnostics segment has implemented a cost reduction plan in 1995 which includes the centralization of billing and collections operations, renegotiation's with significant vendors and a reduction of overall salary and wage levels. This cost reduction plan's primary impact will be a decrease in selling, general and administrative expenses on an annualized basis for 1995. Overall profitability of the medical diagnostics segment is expected to incur a moderate increase on an annualized basis for 1995.

Electro-Mechanical and Electro-Optical Products Manufacturing revenues for the five month period ended December 31, 1994 compared to the five month period ended December 31, 1993 increased 7.4%, while gross profit decreased 7.6% and profitability 1042.0%. The profitability of Sequential increased by approximately $150 due to increased revenues and gross margins while selling, general and administrative expenses remained relatively level. The gains made by Sequential Electronic Systems was offset by the decreased profitability of S-Tech which incurred losses from operations that were approximately $700 greater than in the prior period. The increased losses were a result of additional inventory write-downs of approximately $300 due to obsolescence included in direct costs and the write-off of goodwill of approximately $285 and increased product development costs approximating $50, both included in selling, general and administrative expenses. Revenues for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 13.6% while gross profit decreased 84.3% and profitability decreased 361.1%. During the fiscal year ended July 31, 1994 an acquired subsidiary (S-Tech) in this segment became operational which is the primary reason for the increase in revenues. The decrease in gross margins is due to the fact that S- Tech had negative gross margins due primarily to the write-down of obsolete inventories. Additionally, the previously existing company (Sequential Electronic Systems) in this segment operated at a lower margin ratio than in the prior comparable period. S-Tech's selling, general and administrative expenses, as a percentage of revenues, were significantly higher than Sequential Electronic Systems which accounts for the significant increase in such expenditures. Revenues for the fiscal year July 31, 1993 compared to the fiscal year July 31, 1992 decreased 8.9% while gross margins decreased 6.2% due primarily to a reduction in governmental revenues. For the same time periods, selling,

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

general and administrative expenses decreased 9.6% which allowed
for overall profitability to remain relatively unchanged.   A
portion of the revenues in this segment are generated from government sales and while there exists a possibility that there will be reversals in government spending cutbacks, it is more likely that defense and military spending will remain sluggish through 1995. Management plans to continue placing more emphasis on sales to the private sector and overall it is anticipated that revenues and operating profits will remain relatively stable in this segment.

Medical Information Services - During June 1994, the Company acquired a subsidiary (CSM) which accounted for all of the revenues and gross margin in this segment for the five month period ended December 31, 1994. Since CSM was not a part of the consolidated operations until July 1, 1994, the prior periods operating results are not comparable to those of the five months ended December 31, 1994. For the five months ended December 31, 1993 and for fiscal years ended July 31, 1994, and 1993 the medical information services segment consisted of a single development stage subsidiary and revenues and gross margins were minimal. Prior to the fiscal year July 31, 1993, no companies operated in this segment. The primary operations of such subsidiary during these time periods consisted of startup costs charged to selling, general and administrative expenses. During 1995, management anticipates that the revenues, gross margins and profitability of the former CSM operations will remain relatively level.

Telecommunications - In December of 1993 the Company acquired ARC Networks which is the only entity operating in this segment. As such, operating results for periods prior to the acquisition date are not comparable. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. For 1995 management anticipates that revenues and overall profitability on an annualized basis will marginally increase; however, the ultimate profitability of this segment remains uncertain.

Three Dimensional Products and Services revenues and gross profit for the five month period ended December 31, 1994 compared to the five month period ended December 31, 1993 increased 331.7% and 125.9%, respectively, while losses from operations increased 444.6%. In the prior period this segment had minimal revenues, which accounts for the significant increase in revenues and gross profit. The increase in operating losses is due to the continued costs incurred to develop this segments product line. Other

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

income and expenses resulted in a net increase in expenses due primarily to interest expense incurred on advances from Consolidated. Revenues for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 264.3%, while gross profit and loss from operations increased 113.8% and 605.7%, respectively. During the above reported periods the three dimensional products and services segment has been in the development stage and as such the revenues and gross margins have been minimal while the selling, general and administrative expenses have been significant and account for the majority of the net operating losses. Prior to the fiscal year July 31, 1993, the Company had no entities that operated in this segment. During 1995, management anticipates that this segment will begin to have increasing sales of the three dimensional products and services which will result in higher gross margins. Selling, general and administrative expenses are expected to remain relatively level and overall profitability should become more favorable. Although the ultimate profitability of this segment appears favorable; it can not be determined at this time whether profit levels, if any, will be significant.

Business Consulting Services revenues and gross profit for the five month period ended December 31, 1994 compared to the five month period ended December 31, 1993 both decreased 98%. The significant decrease is due to management's continued decision to concentrate time and resources managing internal operations of the preexisting and newly acquired companies. Income from operations decreased approximately $655 due to a combination of the decreased revenues and gross margins and increased selling, general and administrative costs which consist primarily of indirect costs incurred in relation to the current period acquisition activity. Income from operations for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 225.5%. During the fiscal year ended July 31, 1993, consulting fee revenue was minimal and during the fiscal year ended July 31, 1994 the selling, general and administrative expenses did not increase at the same rate as revenues, which accounts for the significant percentage increase in profitability. Revenues, gross margins, and profitability for the fiscal year July 31, 1993 compared to July 31, 1992 decreased 91.4%, 85.3% and 184%, respectively. As previously mentioned, consulting revenues in 1993 were minimal as the Company concentrated more efforts on internal operations. During 1995, management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's operations.

Corporate and Other selling, general and administrative expenses for the five month period ended December 31, 1994 compared to the

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

five month period ended December 31, 1993 increased 63.9% due primarily to increased legal and accounting fees to outside firms, increased financial support staff and increased outside consulting fees. Such increases were necessitated by the acquisition activity during the current period. Selling, general and administrative expense for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 572.6%. The most significant portion of this increase is $7,140 of noncash consulting fee expenses incurred upon the issuance of non employee directors and consultants stock options. Additionally, costs were incurred as a part of acquiring and managing the new subsidiaries purchased since July 31, 1993.
For the fiscal year July 31, 1992, corporate expenses were 174.1% less than during fiscal July 31, 1993. During fiscal July 31, 1992, there was not significant acquisition activity and there were fewer companies to manage. During 1995, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Discussion of Other Significant Financial Line Items

Interest Expense for the five month period ended December 31, 1994 compared to the five month period ended December 31, 1993 increased 233.4% and for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 114.2%. The increased interest expense for both comparable periods is due to the issuance of debt instruments in connection with the acquisitions of new companies during the respective periods. For fiscal year July 31, 1992 interest expense was relatively level with fiscal July 31, 1993 as the Company carried approximately the same debt for both periods.

Gain (Loss) from Security Sales - During the five month period ended December 31, 1994 the loss on sales of securities consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such , the decline was recognized in the current period operations of the Company and is no longer included in the unrealized loss from marketable securities in the equity section of the balance sheet. During the fiscal year ended July 31, 1993, the Company had a significant gain on the sale of a company's stock that was held for investment purposes. During July 31, 1992 the Company did not have any security sales. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Unusual item - For the fiscal year ended July 31, 1993, the unusual item consists of income of $1,522,878 related to the settlement of a lawsuit and a gain on the repurchase of the assets of a subsidiary. See further discussion of this item in the footnotes to the financial statements.

Income Taxes - The Company's provision for income taxes were (.6%), 0%, 0%, 4% and 0% of income before taxes for the five months ended December 31, 1994 and December 31, 1993, respectively and for the fiscal year ended July 31,1994, July 31, 1993 and July 31, 1992, respectively. The Company will have a net operating loss carryforward of $16.4 million. The net operating loss carryforwards expire beginning in 1996 through 2009. Investment tax credit and job tax credit carryforwards of approximately $105,000 are available to reduce future income taxes. These credits expire beginning in various years through 1999. These credits have been reduced to reflect changes made by the "Tax Reform Act of 1986". See Note 11 To the Financial Statements.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

1. Financial Statements

   F-1         Report of Mortenson and Associates, P.C.
                Independent Certified Accountants
   F-2 & F-3   Consolidated Balance Sheets as of
                December 31, 1994 and July 31, 1994
   F-4         Consolidated Statements of Operations for the Five
                Month Periods Ended December 31, 1994 and 1993
   F-5         Consolidated Statements of Operations for the
                Fiscal Years Ended July 31, 1994, 1993 and 1992
   F-6 - F-9   Consolidated Statements of Shareholders' Equity
                for the Five Month Periods Ended December 31,
                1994 and 1993
   F-10 - F-13 Consolidated Statements of Shareholders' Equity
                for the Fiscal Years Ended July 31, 1994, 1993
                and 1992
   F-14 - F-16 Consolidated Statements of Cash Flows for the Five
                Month Periods Ended December 31, 1994 and 1993 F-17 - F-19 Consolidated Statements of Cash Flows for the
                Fiscal Years Ended July 31, 1994, 1993 and 1992 F-20 - F-63 Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
 Consolidated Technology Group, Ltd.
 New York, New York

     We have audited the accompanying consolidated balance sheets of Consolidated Technology Group, Ltd. [Formerly Sequential Information Systems, Inc.] and its subsidiaries as of December 31, 1994 and July 31, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the five month period ended December 31, 1994 and each of the two fiscal years in the period ended July 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group, Ltd. and its subsidiaries as of December 31, 1994 and July 31, 1994, and the results of their operations and their cash flows for the five month period ended December 31, 1994 and each of the two fiscal years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.



                                  /S/
                                  ------------------------------
                                  MORTENSON AND ASSOCIATES, P.C.


Cranford, New Jersey
April 25, 1995

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                      December 31,    July 31,
                                          1994          1994
                                      ------------    --------
Assets:
 Current assets:
  Cash and cash equivalents                $ 1,727     $ 1,773
  Cash escrow                                   --       2,000
  Receivables, net of allowances            16,820       5,095
  Inventories                                3,466       3,727
  Loans receivable                           1,363       1,019
  Prepaid expenses and
   other current assets                        412         899
  Investments in common stock                  151          --
                                            ------      ------
   Total current assets                     23,939      14,513
                                            ------      ------

Property, plant and equipment, net          12,911         906
                                            ------      ------

Other assets;
 Capitalized software development costs      1,064       1,144
 Goodwill, net                              12,623       5,852
 Covenant not to compete, net                3,451         514
 Customer lists, net                        12,770         972
 Deferred offering costs                       331         172
 Receivables, long-term                         --          56
 Receivables, related parties                  160         491
 Investments in common stock, long-term        384         259
 Other Assets                                  456         191
                                            ------      ------
  Total other assets                        31,239       9,651
                                            ------      ------

Total Assets                               $68,089     $25,070
                                            ======      ======

















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)
                                      December 31,    July 31,
                                          1994          1994
                                      ------------    --------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses    $ 6,741     $ 3,277
  Accrued payroll and related expenses       1,774         127
  Accrued interest                             113         151
  State taxes payable                           20          20
  Interim billings in excess of costs
   and estimated profits                       655         744
  Notes payable, related parties               183         183
  Current portion of long-term debt          8,096       3,013
  Current portion of subordinated debt       3,437          --
  Current portion of capitalized
   lease obligations                         1,256         192
                                            ------      ------
    Total current liabilities               22,275       7,705
                                            ------      ------
Long-term liabilities:
 Long-term debt                              8,512         242
 Capitalized lease obligations               2,671          56
 Subordinated debt                          17,926          --
                                            ------      ------
  Total long-term liabilities               29,109         298
                                            ------      ------
Commitments and contingencies

Minority interest                               --           6
                                            ------      ------

Shareholders' Equity:
 Preferred stock                                81          81
 Additional paid-in capital,
  preferred stock                              311         311
 Common stock (50,000,000 shares
  authorized, 17,577,260 shares
  issued and outstanding)                      176         125
 Additional paid-in capital, common stock   45,597      41,731
 Accumulated deficit                       (29,288)    (24,802)
 Unrealized exchange translation               (33)         --
 Net unrealized loss on long-term
  investments in common stock                 (139)       (385)
                                            ------      ------
   Total shareholders' equity               16,705      17,061
                                            ------      ------
Total Liabilities and Shareholders' Equity $68,089     $25,070
                                            ======      ======






                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries Consolidated Statement of Operations for the Five
 Month Periods Ended December 31, 1994 and 1993
(in 000's except per share data)
                                                      1993
                                         1994      (Unaudited)
                                     ------------  -----------
Revenues                                  $28,305      $ 2,629

Direct Costs                               23,263        1,508
                                           ------       ------
Gross Profit                                5,042        1,121

Selling, general
 and Administrative                         8,409        4,615
                                           ------       ------
Loss from Operations                       (3,367)      (3,494)
                                           ------       ------
Other Income (Expense):
 Interest expense                          (1,023)        (307)
 Other income (expense)                       224         (115)
 Gain (loss) from
  security sales                             (299)          13
                                           ------       ------
  Total other income (expense)             (1,098)        (409)
                                           ------       ------
Income (Loss) Before Income
 Taxes and Minority Interest               (4,465)      (3,903)

Income Taxes                                  (24)          --

Minority Interest in Loss
 of Subsidiaries                                4           74
                                           ------       ------
Net Income (Loss)                        ($ 4,485)    ($ 3,829)
                                           ======       ======
Net income (loss) per share               ($0.30)      ($0.80)
                                           ======       ======
 Weighted average number of
  common shares                        14,923,796    4,797,818
                                       ==========    =========
















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's except per share data)

                                  1994       1993       1992
                                --------   --------   --------
Revenues                         $15,742    $ 3,839    $ 4,533

Direct costs                      13,560      2,664      3,106
                                  ------     ------     ------
Gross profit                       2,182      1,175      1,427

Selling, general
 and administrative               12,748      2,578      1,368
                                  ------     ------     ------
Income (Loss) from operations    (10,566)    (1,403)        59
                                  ------     ------     ------
Other income (expense):
 Interest expense                   (490)      (229)      (161)
 Other income (expense)               69        (46)       (20)
 Gain (loss) from
  security sales                      13        694         --
 Unusual items                        --      1,523         --
                                  ------     ------     ------
  Total other income (expense)      (408)     1,942       (181)
                                  ------     ------     ------
Income (Loss) before income
 taxes and minority interest     (10,974)       539       (122)

Income Taxes                          --        (21)        --

Minority Interest in Loss
 of Subsidiaries                     202         76         --
                                  ------     ------     ------
Income (loss) before
 extraordinary item              (10,772)       594       (122)

Extraordinary Item                    --        146         --
                                  ------     ------     ------
Net Income (Loss)               ($10,772)   $   740   ($   122)
                                  ======     ======     ======
Earnings (Loss) per Share:
Income (loss) before
  extraordinary item              ($1.35)     $0.14     ($0.03)
 Extraordinary item                   --       0.04         --
                                  ------     ------     ------
 Net income (loss) per share      ($1.35)     $0.18     ($0.03)
                                  ======     ======     ======
 Weighted average number of
  common shares                7,972,594  4,224,260  4,224,260
                               =========  =========  =========





                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Five Months Ended December 31, 1994 and 1993
(in 000's except share data)

Five Month Period Ended
 December 31,                             1994                  1993
- -----------------------           --------------------   --------------------
                                    Shares     Amounts     Shares    Amounts
                                  ----------   -------   ----------  --------
Preferred stock, $1.00 par value,
 6% Series A 77,713 shares
 authorized:
Beginning balance                     77,713   $    78       77,713   $    78
                                  ==========    ======   ==========    ======
Ending balance                        77,713   $    78       77,713   $    78
                                  ==========    ======   ==========    ======
Preferred stock, $1.00 par value,
 $3.50 and $.10 Series B & E
 8,000 shares authorized each:
Beginning balance                        262   $     1          262   $     1
                                  ==========    ======   ==========    ======
Ending balance                           262   $     1          262   $     1
                                  ==========    ======   ==========    ======
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
Beginning balance                      2,700   $     2        2,700   $     2
                                  ==========    ======   ==========    ======
Ending balance                         2,700   $     2        2,700   $     2
                                  ==========    ======   ==========    ======
Total preferred
 stock - par                          80,675   $    81       80,675   $    81
                                  ==========    ======   ==========    ======
                                                                   (continued)






















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Five Months Ended December 31, 1994 and 1993
(in 000's except share data)

Five Month Period Ended
 December 31,                             1994                  1993
- -----------------------           --------------------   --------------------
                                    Shares     Amounts     Shares    Amounts
                                  ----------   -------   ----------  --------
Additional paid-in capital,
 preferred stock:
Beginning balance                              $   311               $   311
                                                ======                ======
Ending balance                                 $   311               $   311
                                                ======                ======
Common stock, $0.01 par
 value, 50,000,000 shares
 authorized:
Beginning balance                 12,534,260   $   125   4,224,260   $    42
Issuance for acquisitions          4,843,000        49     850,000         9
Issuance for exercise
 of stock options                         --        --   1,500,000        15
Issued in lieu of cash
 for services rendered               200,000         2          --        --
                                  ----------    ------  ----------    ------
Ending balance                    17,577,260   $   176   6,574,260   $    66
                                  ==========    ======  ==========    ======
                                                                  (continued)




























                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Five Months Ended December 31, 1994 and 1993
(in 000's except share data)

Five Month Period Ended
 December 31,                             1994                  1993
- -----------------------           --------------------   --------------------
                                    Shares     Amounts     Shares    Amounts
                                  ----------   -------   ----------  --------
Additional paid-in capital,
 common stock:
Beginning balance                              $41,731               $16,753
Issuance for acquisitions                        3,772                 2,032
Issuance for exercise
 of stock options                                   --                 4,585
Issued in lieu of cash
 for services rendered                              94                    --
                                                ------                ------
Ending balance                                 $45,597               $23,370
                                                ======                ======
Accumulated deficit:
Beginning balance                             ($24,803)             ($14,030)
Net loss                                        (4,485)               (3,829)
                                                ------                ------
Ending balance                                ($29,288)             ($17,859)
                                                ======
    ======
Unrealized exchange
 translation:
Beginning balance                                   --                    --
Unrealized gain (loss) on
 exchange translation                             ($33)                   --
                                                ------                ------
Ending balance                                    ($33)                   --
                                                ======                ======
                                                                  (continued)




















                See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Five Months Ended December 31, 1994 and 1993
(in 000's except share data)

Five Month Period Ended
 December 31,                             1994                  1993
- -----------------------           --------------------   --------------------
                                    Shares     Amounts     Shares    Amounts
                                  ----------   -------   ----------  --------
Net unrealized gain (loss) on
 long-term investments in
 common stock:
Beginning balance                                ($385)                  ($78)
Recognized investment security
 (gains) losses                                    246                   (192)
                                                ------                 ------
Ending balance                                   ($139)                 ($270)
                                                ======                 ======

Total shareholders' equity                     $16,705                $ 5,699
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

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
- -----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Preferred stock, $1.00
 par value, 6% Series
 A 77,713 shares
 authorized:
Beginning balance          77,713   $    78           --        --           --        --
Issuance of Series A           --        --       77,713   $    78           --        --
                       ----------    ------   ----------    ------   ----------    ------
Ending balance             77,713   $    78       77,713   $    78           --        --
                       ==========    ======   ==========    ======   ==========    ======
Preferred stock, $1.00
 par value, $3.50 and
 $.10 Series B & E 8,000
 shares authorized each:
Beginning balance             262   $     1          262   $     1          262   $     1
                       ==========    ======   ==========    ======   ==========    ======
Ending balance                262   $     1          262   $     1          262   $     1
                       ==========    ======   ==========    ======   ==========    ======
Preferred stock, $1.00
 par value, $8.00 sub-
 ordinated Series F,
 6,000 shares authorized:
Beginning balance           2,700   $     2        2,700   $     2        2,700   $     2
                       ==========    ======   ==========    ======   ==========    ======
Ending balance              2,700   $     2        2,700   $     2        2,700   $     2
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

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
- -----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Total preferred
 stock - par               80,675   $    81       80,675   $    81        2,962   $     3
                       ==========    ======   ==========    ======   ==========    ======
Additional paid-in
 capital, preferred
 stock:
Beginning balance                   $   311                     --                     --
Issuance of Series A                     --                $   311                     --
                                     ------                 ------                 ------
Ending balance                      $   311                $   311                     --
                                     ======                 ======                 ======
Common stock, $0.01
 par value,
 50,000,000 shares
 authorized:
Beginning balance       4,224,260   $    42    4,224,260   $    42    4,224,260   $    42
Issuance for offerings  3,500,000        35           --        --           --        --
Issuance for
 acquisitions           1,810,000        18           --        --           --        --
Issuance for exercise
 of stock options       3,000,000        30           --        --           --        --
                       ----------    ------   ----------    ------   ----------    ------
Ending balance         12,534,260   $   125    4,224,260   $    42    4,224,260   $    42
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

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
- -----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Additional paid-in
 capital, common stock:
Beginning balance                   $16,753                $16,753                $16,753
Issuance for offerings                8,330                     --                     --
Issuance for
 acquisitions                         4,938                     --                     --
Issuance for exercise
 of stock options                    11,710                     --                     --
                                     ------                 ------                 ------
Ending balance                      $41,731                $16,753                $16,753
                                     ======                 ======                 ======
Accumulated deficit:
Beginning balance                  ($14,030)              ($14,770)              ($14,648)
Net loss                            (10,772)                   740                   (122)
                                     ------                 ------                 ------
Ending balance                     ($24,802)              ($14,030)              ($14,770)
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

Fiscal Year Ended
 July 31,                      1994                   1993                   1992
- -----------------      --------------------   --------------------   --------------------
                         Shares     Amounts     Shares     Amounts     Shares     Amounts
                       ----------   -------   ----------   -------   ----------   -------
Net unrealized gain
 (loss) on long-term
 investments in
 common stock:
Beginning balance                      ($78)                    --                     --
Recognized investment
 security (gains)
 losses                                (307)                   (78)                    --
                                     ------                 ------                 ------
Ending balance                        ($385)                  ($78)                    --
                                     ======                 ======                 ======

Total shareholders' equity          $17,061                $ 3,079                $ 2,028
                                     ======                 ======                 ======
                                                                               (concluded)





























                See notes to consolidated financial statements.

Consolidated Technology Group. Ltd. and Subsidiaries Consolidated Statements of Cash Flows for the Five
 Month Periods Ended December 31, 1994 and 1993
(in 000's)
                                                      1993
                                         1994      (Unaudited)
                                     ------------  -----------
Cash Flows from Operating
 Activities:
Net loss                                 ($ 4,485)    ($ 3,829)
                                           ------       ------
Adjustments to reconcile net
 loss to net cash provided by
  operating activities:
 Depreciation and Amortization              1,961           67
 Write-off goodwill                           338           --
 Minority interest in loss of
  consolidated subsidiaries                    (6)         (74)
 Noncash expenses paid with stock              97           --
 Noncash expense from exercise
  of stock options                             --        3,000
 Bad debt expense                              60           --
 Gain on sale of common
  stock investments                           299          (13)
 Change in current assets
  and current liabilities:
  (Increase) decrease in
   current  assets:
   Receivables                               (527)          11
   Inventories                                261          (68)
   Prepaid expenses and other
    current assets                            931          (16)
  Increase (Decrease) in
   current liabilities:
   Accounts payable and
    accrued liabilities                     1,671           88
   Accrued payroll and
    related expenses                          (42)          59
   Accrued interest                           (38)         310
   State taxes payable                         --            1
   Interim billings in excess
    of costs and estimated
    profits                                   (89)          --
                                           ------       ------
    Total adjustments                       4,916        3,365
                                           ------       ------
Net cash provided by (used)
 in operating activities                      431         (464)
                                           ------       ------
                                                    (continued)







                See notes to consolidated financial statements.

Consolidated Technology Group. Ltd. and Subsidiaries Consolidated Statements of Cash Flows for the Five
 Month Periods Ended December 31, 1994 and 1993
(in 000's)
                                                      1993
                                         1994      (Unaudited)
                                     ------------  -----------
Cash Flows from Investing
 Activities:
 Increase in other assets                    (289)         (68)
 Capital expenditures                      (1,609)         (17)
 Capitalized software
  development costs                           (20)        (264)
 Investments in common stock                 (310)        (576)
 Proceeds from sale of common
  stock investments                            20          170
 Acquisition of subsidiary                 (7,858)          --
 Cash of company acquired                   2,382          105
 Cash escrow                                2,000           --
 Payments for loans made                     (559)        (260)
 Collections from repayment
  of loans made                               107           --
                                           ------       ------
Net cash used in
 investing activities                      (6,136)        (910)
                                           ------       ------
Cash Flows from Financing
 Activities:
 Deferred offering costs                     (158)          --
 Proceeds from issuance
  of long-term debt                         7,300          736
 Repayment of long-term debt               (1,323)        (847)
 Payments on capital lease
  obligations                                (160)          (3)
 Exercise of stock options                     --        1,600
                                           ------       ------
Net cash provided by financing
 activities                                 5,659        1,486
                                           ------       ------
Net Increase (Decrease) in
 Cash and Cash Equivalents                    (46)         112

Cash and Cash Equivalents at
 Beginning of Period                        1,773          174
                                           ------       ------
Cash and Cash Equivalents at
 End of Period                            $ 1,727      $   286
                                           ======       ======
                                                    (continued)








                See notes to consolidated financial statements.

Consolidated Technology Group. Ltd. and Subsidiaries Consolidated Statements of Cash Flows for the Five
 Month Periods Ended December 31, 1994 and 1993
(in 000's)
                                                      1993
                                         1994      (Unaudited)
                                     ------------  -----------
Supplemental Disclosures of Cash
 Flow Information:
Cash Paid for Interest                    $ 1,062           --
                                           ======       ======
                                                    (concluded)

Supplemental Disclosures of Noncash Investing and Financing
 Activities:

During the five month period ended December 31, 1994,
  the Company:
(1) Purchased equipment in the amount of $137 and assumed capital lease obligations for the full amount.
(2) Acquired capitalized software costs in the amount of $150 and assumed notes payable for the full amount.
(3) Acquired equipment in the amount of $35 and assumed notes payable for the full amount.
(4) Acquired a covenant not to compete in the amount of $800 and assumed notes payable for the full amount.
(5) Acquired International Magnetic Imaging and in connection therewith assumed subordinated debt approximating
      $19,800, long-term debt approximating $12,000, capital lease obligations approximating $3,700 and issued stock with a value of $2,920.
(6) Acquired Job Shop Technical Services and Computer Engineering Services and in connection therewith assumed subordinated debt approximating $1,500, long-term debt approximating $2,600 and issued stock with a value of $900.
(7) Issued stock with a discounted value of $97 in lieu of cash payment for services rendered.

During the five month period ended December 31, 1993:
(1) Acquired ARC Acquisition Corp. and in connection therewith assumed long-term debt approximating $1,400.
(2) Incurred $3,000 in noncash expense from the issuance and exercise of 1,500,000 options.














                See notes to consolidated financial statements

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Fiscal
 Years Ended July 31, 1994, 1993 and 1992
(in 000's except share data)

                                  1994       1993       1992
                                --------   --------   --------
Cash Flows from Operating
 Activities:
Net income (loss) from
 continuing operations          ($10,772)   $   594   ($   122)
                                  ------     ------     ------
Adjustments to reconcile net
 loss to net cash provided by
  operating activities:
 Depreciation and Amortization       290         40         31
 Minority interest in loss of
  consolidated subsidiaries         (202)       (75)        --
 Bad debt expense                     23         68         35
 Deferred charges on option
  exercise                         7,140         --         --
 Additional compensation             135         --         --
 Unusual item                         --     (1,523)        --
 Extraordinary item                   --        146         --
 Write-down fixed assets
  to fair value                      225         --         --
 Write-off of loans receivable       279        562         --
 (Gain) loss on sale of common
  stock investments                  (13)      (694)        25
 Change in current assets
  and current liabilities:
  (Increase) decrease in
   in current  assets:
   Receivables                      (811)        52       (287)
   Inventories                       460        (57)      (120)
   Prepaid expenses and other
    current assets                  (388)      (107)      (103)
  Increase (Decrease) in
   current liabilities:
   Accounts payable and
    accrued liabilities              680        103        182
   Accrued payroll and
    related expenses                (868)       361        167
   Accrued interest                 (184)        76         30
   State taxes payable                (6)        25         --
                                  ------     ------     ------
    Total adjustments              6,760     (1,023)       (40)
                                  ------     ------     ------
Net cash provided by (used)
 in operating activities          (4,012)    (  429)      (162)
                                  ------     ------     ------
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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------
(1) Summary of Significant Accounting Policies

General - Effective September 1, 1993, the Company's name was changed from Sequential Information Systems, Inc. to Consolidated
Technology Group Ltd.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

Accounting Period - Effective December 31, 1994, the Company changed to a calendar year. Prior to 1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include audited financial statements for the five-month transition period ended December 31, 1994 and the previously reported fiscal years ended July 31, 1994, 1993 and 1992. Unaudited financial statements for the five month period ended December 31, 1993 are presented for comparative purposes only. In the opinion of the Company, the unaudited statement of operations for the five month period ended December 31, 1993 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of its operations and cash flows for the five month period ended December 31, 1993.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. IMI's cash balance of $1,471 represents 85% of the Company's cash at December 31, 1994 and the use of such cash is restricted. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out method.
Costs accumulated under government contracts are net of progress payments.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less allowances for accumulated depreciation.
The cost of furniture and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- -----------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Amortization of capitalized leases is included with depreciation expense. Leasehold improvements are amortized over periods not in excess of applicable lease terms.

Research and Development - The Company's research and product development activities are conducted by the Electro-Mechanical and Electro-Optical Manufacturing and Services, Medical Services and Three Dimensional Products and Services segments. The Company's research and development expenses for the five months ended December 31, 1994 approximated $3,336 and for the fiscal years ended July 31, 1994, 1993 and 1992 approximated $1,902, $396, and $0. All of the Company's research and development activities were performed by the subsidiaries and were company financed.

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

Amortization of capitalized software development costs will commence when the related products become available for general release to customers. Amortization is provided on a product by product basis using the straight-line method over the estimated economic life of the product, estimated to be approximately 2-3 years. Research and development costs incurred to establish technological feasibility are expensed as incurred. Accumulated amortization was approximately $261,497 and $12,516 at December 31, 1994 and July 31, 1994, respectively. Amortization expense was approximately $248,981 for the five month period ended December 31, 1994 and $12,516 for the fiscal year ended July 31, 1994. There was no amortization in the five month period ended December 31, 1993 or the fiscal years ended July 31, 1993 and 1992.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

Intangible Assets - Intangible assets consist of goodwill, covenants not to compete and customer lists. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized over a twenty year period on the straight-line method. Management of the Company evaluates the period of goodwill amortization to determine whether latter events and circumstances warrant revised estimates of useful lives. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flows from related operations. Impairment is recognized if the carrying value of goodwill is greater than the projected discounted cash flows from related operations. The capitalized value of covenants not to compete are being amortized on the straight-line basis over their contractual lives which range from three to five years. Customer lists are being amortized over fifteen years on the straight-line basis. The Financial Accounting Standards Board has issued Statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the goodwill related to those assets. The statement is effective for calendar-year 1996 financial statements.

Deferred Offering Costs - Deferred offering costs represent amounts paid or accrued for costs associated with anticipated public offerings for a subsidiary of the Company. These costs will be recorded as a reduction of the net proceeds of the anticipated offerings or they will be expensed if the offerings are not consummated.

Investments in Common Stock -The Company adopted Statement of Financial Accounting Standards ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities", in the five-month period ended December 31, 1994. SFAS 115 requires certain investments that have readily determinable fair values to be categorized as either trading, available-for-sale, or held-to-maturity. All of the Company's equity investments in common stock are categorized as available-for-sale and are recorded at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss. The adoption of this standard has not impacted the Company's financial statements since previous unrealized losses on such investments were already reflected as a separate component of stockholders' equity.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

Minority Interest - For consolidated subsidiaries that are not wholly owned, the allocable losses of such minority interests is in excess of the Company's investment in such subsidiaries by approximately $684 at December 31, 1994.

Revenue Recognition - Revenue for the service sector is recognized as services are provided. Revenue from the manufacturing sector is recognized primarily under fixed price type contracts and are accounted for under the unit of delivery method. Anticipated losses on contracts in progress are charged to operations as soon as losses can be determined. Revenues from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specification, are recognized on the estimated percentage-of-completion method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from the software package license agreements without significant vendor obligations is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed. Contract terms which provide for billing schedules that differ from revenue recognition give rise to costs and estimated profits in excess of billings and billings in excess of costs and estimated profits. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. The Medical Diagnostic Segment has historically not provided any significant amount of charity care.

Earnings (Loss) Per Share - Earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

number of common shares outstanding because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable is the carrying amount because of the short maturity of such instruments. The fair value of investments in common stock is based on quoted market prices which is also the carrying amount of such instruments (see Note 1 Investments in Common Stock). Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of notes payable and long-term debt is estimated to approximate the carrying amount.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally
insured limits is subject to credit risk.    The Company believes
no significant concentration of credit risk exists with respect to these cash investments. Revenues from one customer amounted to $7,163,340 and comprised approximately 25% of the total revenues for the five month period ended December 31, 1994.

Reclassifications - Certain fiscal year July 31, 1994, 1993 and
1992 items have been reclassified to conform to the December 31, 1994 presentation.

(2) Receivables

Receivables consist of the following:
                                     December 31,     July 31,
                                         1994           1994
                                     ------------   ------------
Receivables                               $19,670        $ 5,394
Less: Allowance for bad debts              (2,850)          (242)
                                           ------         ------
 Receivables, net                          16,820          5,152

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(2) Receivables (continued)

Less: Receivables, long-term                   --            (57)
                                           ------         ------
 Receivables, net of allowances
  - current                               $16,820        $ 5,095
                                           ======         ======

The Company finances certain receivables to a factor under agreements entered into in August 1994. The agreements expire in one year and have a maximum availability of funds of $5,500. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the factor having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 7.65% at December 31, 1994, plus 2% and 4% and a commission of .3% and 1% of the receivables financed. The factor has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the company. At December 31, 1994 the total amount advanced by the factor was $4,019.

(3) Inventories

Inventories consist of the following:
                                     December 31,     July 31,
                                         1994           1994
                                     ------------   ------------
Finished goods                                 --        $    12
Work-in-process                          $ 1,373             654
Raw materials and parts                    2,213           3,061
                                          ------          ------
Subtotal                                   3,586           3,727
Less: Progress payments                     (120)             --
                                          ------          ------
Total inventories                        $ 3,466         $ 3,727
                                          ======          ======

The work-in-process represents accumulated costs of raw materials, direct labor and factory overhead expenses on current work orders. Finished goods represent computer software inventory purchased for resale. During the five month period ended December 31, 1994, approximately $307 of inventory was written-off due to obsolesence.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(4) Loans Receivable

Loans receivable consist of the following:

                                     December 31,     July 31,
                                         1994           1994
                                     ------------   ------------
Fingermatrix                              $ 1,439        $ 1,240
Other                                         275            133
                                           ------         ------
    Total                                      1,714          1,373
Less: Allowance for doubtful accounts        (351)          (354)
                                           ------         ------
    Loans receivable, net                    $ 1,363        $ 1,019
                                           ======         ======

Fingermatrix was in Chapter 11 pursuant to a petition filed on September 11, 1993 and whose plan was confirmed in March of 1995. The bankruptcy court has classified the Company as having a first security in the assets of the debtor. On March 31, 1995, Fingermatrix emerged out of bankruptcy and the Company received its first payment on its secured debt of $250 and its initial payment on its unsecured debt of $2. The Company received 150,000 common shares and 250,000 warrants equaling 5% of the emerging debtor upon confirmation.

(5) Investments in Common Stock

Investments in common stock consist of the following:

                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Cost basis                                 $   674       $   644
Net unrealized loss included as a
 reduction of shareholders' equity            (139)         (385)
                                            ------        ------
Market Value                                   535           259
Less: Current portion                         (151)           --
                                            ------        ------
Long-term portion                          $   384       $   259
                                            ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(5) Investments in Common Stocks (continued)

The unrealized gain (loss) on investments in common stocks consists of the following:

                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Balance at beginning
 of period                                ($   386)    ($    78)
Adjustments of invest-
 ments to fair market
 value                                         (63)        (308)
Realization of previously
 unrealized (gain) loss                        310           --
                                            ------       ------
Balance at end of
 period                                   ($   139)    ($   386)
                                            ======       ======

Gain (loss) on the sale of securities consists of the following:


Five Months Ended December 31,:              1994          1993
                                            ------        ------
Proceeds from security sales               $    20       $   170
Cost of securities sold                        319           157
                                            ------        ------
Gain (loss) on security sales             ($   299)      $    13
                                            ======        ======

Fiscal Years Ended July 31,:   1994          1993          1992
                              ------        ------        ------
Proceeds from security sales $    24       $   749       $    25
Cost of securities sold           12            55            25
                              ------        ------        ------
Gain (loss) on security
 sales                       $    12      $    694      $     --
                              ======        ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(6) Property, Plant and Equipment

Property, plant and equipment consist of the following:
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Land                                       $   664            --
Buildings                                    3,234            --
Medical equipment                           15,919            --
Machinery and equipment                      2,283       $ 2,562
Tools and dies                                 145           145
Furniture and equipment                      3,502           588
Vehicles                                        25            47
Leasehold improvements                       1,334           273
                                            ------        ------
Total                                       27,106         3,615
Less: Accumulated depreciation             (16,842)      ( 2,795)
                                            ------        ------
Sub-total                                   10,264           820
                                            ------        ------
Equipment held under capital leases          6,227           306
Less: Accumulated depreciation              (3,507)         (220)
                                            ------        ------
Sub-total                                    2,720            86
                                            ------        ------
Property, plant and equipment, net         $12,984       $   906
                                            ======        ======

Depreciation expense charged to operations was $887 and $62 for the five month periods ended December 31, 1994 and 1993, respectively, and $127, $40 and $31 for the fiscal years ended
July 31, 1994, 1993 and 1992, respectively.


(7) Intangible Assets

Intangible assets consist of the following:
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Goodwill                                   $13,005       $ 5,932
Less: Accumulated amortization                (382)          (80)
                                            ------        ------
Goodwill, net                              $12,623       $ 5,852
                                            ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(7) Intangible Assets (continued)

Covenant not to compete                    $ 3,954       $   907
Less: Accumulated amortization                (503)         (393)
                                            ------        ------
Covenant not to compete, net               $ 3,451       $   514
                                            ======        ======

Customer lists                             $13,046       $   972
Less: Accumulated amortization                (276)           --
                                            ------        ------
Customer lists, net                        $12,770       $   972
                                            ======        ======

Accumulated amortization for the covenant not to compete includes $305,520 representing the amount of amortization expensed prior to the acquisition of a subsidiary of the Company. Amortization expense charged to operations was $825 and $6 for the five month periods ended December 31, 1994 and 1993, respectively, and $163, $0 and $0 for the fiscal years ended July 31, 1994, 1993 and 1992, respectively. During the five month period ended December 31, 1994 the Company wrote-off approximately $623 of goodwill cost that was deemed to be impaired.

(8) Long-Term Debt

Long-term debt consists of the following:
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Bank loans - payable on demand with
 interest at 8% - 9.25%.
 Collateralized by the assets and
 stock of two subsidiaries of the
 Company. $140 is currently in
 default.                                  $   394       $   454

Former stockholders of an acquired
 subsidiary, due September 1996
 with interest at 7%.                          280           354

Equipment loans - payable in
various monthly installments at
 interest rates ranging from
 8% to 12%, collateralized by
 the related equipment.                      1,741            49

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(8) Long-term Debt (continued)
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Building mortgages - payable in
 various monthly installments at
 interest rates ranging from 7%
 to 12% through September 2004,
 collateralized by the related
 buildings.                                  1,940            --

Investor loans - interest at 10%
 with $200 due April 30, 1995
 and $162 currently in default.                362           162

Loans payable to factor - base
 interest rate of 7.65% at December
 31, 1994 and July 31, 1994, plus
 an additional 2% and 4% for the
 respective periods. Collateralized
 by accounts receivable, contract
 rights, personal property, fixtures
 and inventory.                              4,019         1,936

Various installment notes -
 payable with interest at
 10.5%, due September 1999.                  6,826            --

Various notes payable, due on
 demand at interest rates ranging
 from 8% to 12%.                               356           299

Note payable - covenants not-to-
 compete, payable in monthly
 installments of $22.  The
 notes are non- interest bearing
 and mature September 1997.                    690            --
                                            ------        ------
Total                                       16,608         3,255
Less: current portion                       (8,096)       (3,013)
                                            ------        ------
Long-term                                  $ 8,512       $   242
                                            ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(8) Long-term Debt (continued)

Subordinated debt consists of the following:
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Subordinated notes payable issued
 in connection with acquisitions -
 payable in various quarterly
 installments at interest rates
 primarily at 7% through September
 1999.  The notes are unsecured and
 include balloon payments in
 September 1996 and September 1997.        $19,863            --

Internal Revenue Service for
 delinquent taxes, payable in
 15 monthly installments of,
 $100 and interest at 8%
 through July 31, 1996.                      1,500            --
                                            ------        ------
Total                                       21,363            --
Less: Current portion                       (3,437)           --
                                            ------        ------
Long-term                                  $17,926            --
                                            ======        ======

Maturities of long-term debt are as follows:

 Years Ended December 31,                                 Amount
 ------------------------                                 ------
       1995                                              $11,533
       1996                                               15,252
       1997                                                5,774
       1998                                                2,665
       1999                                                2,219
       Thereafter                                            528
                                                          ------
       Total                                             $37,971
                                                          ======

(9) Notes Payable - Related Parties

The Company is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date. Amount due at December 31, 1994 and July 31, 1994 was $183.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(10) Lease Obligations

Capitalized Lease Obligations - The Company leases equipment under noncancelable capital leases, the last of which expires in 1999. For some of the leases, a balloon payment representing the buyout of the leased equipment is due at the end of the lease term. Capitalized lease obligations are collateralized by leased equipment which has a net book value of $2,720 at December 31, 1994.

Future minimum payments under capital lease obligations are as follows at December 31, 1994:

 Years Ended December 31,                                 Amount
 ------------------------                                 ------
   1995                                                  $ 1,556
   1996                                                    1,186
   1997                                                      876
   1998                                                      750
   1999                                                      197
   Thereafter                                                --
                                                          ------
   Total minimum lease payments                            4,565
   Less:  Amount representing interest                      (638)
                                                          ------
   Present value of net minimum lease payments             3,927
   Less: Current portion of capitalized
    lease  obligations                                    (1,256)
                                                          ------
   Long-term capitalized lease obligations               $ 2,671
                                                          ======

Operating Lease Obligations - The Company leases real estate for certain of its operational and administrative facilities under noncancelable operating leases expiring during the next fifteen years. The real estate leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index", options to renew the leases for periods up to an additional fifteen years and additional payments for a proportionate share of real estate taxes and common area operating expenses. The Company's present executive offices are
located at 160 Broadway, New York, New York   10038, which it
occupies pursuant to a lease expiring February 28, 1999. The current base rent for such premises is $7 per month.

The Company's subsidiaries occupy various facilities pursuant to leases expiring through 2000. The current base rent for such premises approximates $100 per month.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(10) Lease Obligations (continued)

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year are as follows:

 Years Ended December 31,                                 Amount
 ------------------------                                 ------
   1995                                                  $ 1,258
   1996                                                      929
   1997                                                      842
   1998                                                      804
   1999                                                      459
   Thereafter                                                199
                                                          ------
   Total minimum rental commitments                      $ 4,491
                                                          ======

Rent expense for the five month periods ended December 31, 1994, and 1993 approximated $340 and $128, respectively, and for the fiscal years ended July 31, 1994, 1993 and 1992 approximated
$357, $258 and $236, respectively.

(11) Income Taxes

Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of July 31, and December 31, 1994 are as follows:
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Deferred Tax Liabilities                        --            --
                                            ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(11) Income Taxes (continued)
                                      December 31,     July 31,
                                          1994           1994
                                      ------------   -----------
Deferred Tax Assets:
Allowance for doubtful accounts
 not currently deductible                  $ 1,100            --
Difference between book and tax basis
 of property, plant & equipment                676            --
Note and loan receivable allowances            253            --
Accrued vacation                                82            --
Federal net operating loss and
 tax credit carryforwards                    5,197       $ 3,837
State net operating loss carryforwards       1,151           863
Other                                           19            --
                                            ------        ------
                                             8,478         4,700
Less: Valuation allowance                 ($ 8,478)     ($ 4,700)
                                            ------        ------
Net Deferred Tax Liability                      --            --
                                            ======        ======

The Company's deferred tax asset valuation allowance was $8,478, $4,700 and $4,700 as of December 31, 1994, December 31, 1993 and
July 31, 1994, respectively. The increase in the valuation allowance of $3,778 for the five months ended December 31, 1994 is comprised of the following:

Allowance for doubtful accounts not currently
  deductible                                      $1,100
Difference between book and tax basis of
  property, plant and equipment                      676
Note and loan receivable allowances                      253
Accrued vacation pay                                      82
Federal net operating loss and tax credit
  carryforwards                                        1,360
State net operating loss carryforward                288
Reserve for inventory obsolescence                    19
                                                  ------
Total Increase                                    $3,778
                                                 =======

There was no valuation allowance as of July 31, 1993 since SFAS
No. 109 was initially adopted for the fiscal year ended July 31, 1994.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(11) Income Taxes (continued)

The current and deferred income tax components of the provision for income taxes consist of the following:

Five Months Ended December 31,:              1994          1993
Current:                                    ------        ------
Federal                                         --            --
State                                      $    24            --
                                            ------        ------
                                                24            --
Deferred                                        --            --
                                            ------        ------
Total                                      $    24       $    --
                                            ======        ======

Fiscal Years Ended July 31,:   1994          1993          1992
Current:                      ------        ------        ------
Federal                           --            --            --
State                             --       $    21       $    --
                                            ------        ------
                                  --            21            --
Deferred                          --            --            --
                              ------        ------        ------
Total                             --       $    21       $    --
                              ======        ======        ======

The Provision for income taxes varies from the amount computed by applying the statutory rate for the reasons summarized below:

Five Months Ended December 31,:              1994          1993
                                            ------        ------
Provision based on
 statutory rate                              35.0%         35.0%
Benefit of graduated rates                   (1.0)         (1.0)
State taxes (net of
 federal benefit)                            (0.6)           --
Valuation allowance                         (34.0)        (34.0%)
                                            ------        ------
Actual rate                                  (.06%)           --
                                            ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(11) Income Taxes (continued)

Fiscal Years Ended July 31,:   1994          1993          1992
                              ------        ------        ------
Provision based on
 statutory rate                35.0%         34.0%         34.0%
Benefit of graduated rates     (1.0)          n/a           n/a
State taxes (net of
 federal benefit)                --           4.0            --
Valuation allowance           (34.0%)          --         (34.0%)
Net operating loss               n/a        (34.0)          n/a
                              ------        ------        ------
Actual rate                      --           4.0%            --
                              ======        ======        ======

The Company will have an operating loss carryforward, after carrybacks, of approximately $16,400. The net operating loss carryforwards expire beginning in 1996 through 2009. Investment tax credit and job tax credit carryforwards of approximately $105 are available to reduce future income taxes. The investment tax and job tax credits expire in various years through 1999. These credits have been reduced to reflect the changes made by the "Tax Reform Act of 1986".

(12) Capital Stock

Common Stock - Effective September 1, 1993, the capitalization of the Company changed from 300,000,000 shares of common stock, $.01 par value, into 50,000,000 shares of common stock, $.01 par value. Effective the same time, the presently issued and outstanding shares of common stock were reverse split on the basis of (1) new share for each (60) issued and outstanding shares. All share data has been adjusted retroactively.

In October 1993, January 1994 and March 1994, the Company registered 1,500,000 shares, 1,000,000 shares and 1,500,000 shares, respectively, pursuant to a stock option plan for Non-Employee Directors, Consultants and Advisors. Options to purchase 3,000,000 were granted and were exercised.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(12) Capital Stock (continued)

The Company also: (i) issued 850,000 shares in connection with the acquisitions of Arc Acquisition Group, Inc. and ARC Networks, Inc., (ii) issued 840,000 in connection with the acquisition of Creative Socio-Medics Corp., (iii) issued 120,000 shares in connection with the acquisition of the remaining 20% of S-Tech,
(iv) issued 3,343,000 shares in connection with the acquisition of the IMI entities, (v) issued 1,500,000 shares in connection with the acquisition of Job Shop Technical Services, Inc. and Computer Engineering Services, Inc., and (vi) issued 200,000 shares in connection with financing arrangements.

On December 15, 1994, the board of directors of a subsidiary approved the sale of 4,000,000 shares of Common Stock owned by such subsidiary to seven individuals who are officers, directors and/or key employees of the Company or it subsidiaries. The purchase price is $.50 per share, which was the fair market value of such stock on December 15, 1994. An initial payment of $.01 per share is due not later than July 31, 1995, and the balance is to be represented by the purchasers' nonrecourse 8% promissory notes due December 31, 1999. Payment may be made in cash or in securities. Payment of the notes is secured by a pledge of the shares. The shares are to be issued pursuant to stock purchase agreements dated as of December 15, 1994 between the subsidiary and the purchasers.

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

The series A convertible preferred stock, which was all issued during the period April 1993 through July 1993, bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 130.208 (7,812.5 prior to 60:1 reverse split) shares of common stock for each share of preferred stock if and when sufficient shares of common stock are available for issuance. No dividends were declared for the five month periods ended December 31, 1994 and 1993 and the fiscal

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(12) Capital Stock (continued)

years ended July 31, 1994, 1993 and 1992.  As of December 31,
1994 a $.30 per share dividend  totaling $23 is in arrears.

The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend which is contingent upon after tax earnings in excess of $200. In the event of involuntary liquidation, the holders may receive $87.50 per share and all dividends. No dividends were declared for the five month periods ended December 31, 1994 and 1993 and the fiscal years ended July 31, 1994, 1993 and 1992.

The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings being in excess of $200,000. No dividends were declared for the five month periods ended December 31, 1994 and 1993 and the fiscal years ended July 31, 1994, 1993 and 1992.

As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share is redeemable at the option of the Company after July 1993 for $1.00 per share. One share will be issued for each $100 (one hundred dollars) of principal indebtedness owed. The dividend will be noncumulative and is payable within 100 days from the close of any year where net income after tax exceeds $500, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for the five month periods ended December 31, 1994 and 1993 and the fiscal years ended July 31, 1994, 1993 and 1992.

(13) Stock Options and Warrants

Employee Stock Options

Pursuant to a Board of Directors meeting on December 15, 1994 certain individuals received options to purchase an aggregate of 1,750,000 shares of unregistered common stock. The options have an exercise price of $.50 per share, being the fair market value per share of Consolidated common stock on the date of the meeting, being the date of grant, and being exercisable at any time and from time to time during the four year period ended December 14, 1998.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(13) Stock Options and Warrants (continued)

Non-Employee Directors, Consultants and Advisors Stock Options:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. Pursuant to the plan, in October 1993, January 1994 and March 1994, the Company registered 1,500,000 shares, 1,000,000 shares and 1,500,000 shares, respectively. During the same time periods, options for 3,000,000 shares were granted, of which 1,400,000 were exercised at $1.00 per share and 1,600,000 exercised at $2.00 per share, resulting in $1,270 of expenses computed as follows:

Shares (in 000's)                    1,400      1,600  =   3,000
Value of stock
 at date of grant                  $ 3.625    $  6.00    $4.8917*
                                    ------     ------     ------
                                     5,075      9,600  =  14,675
20% discount                        (1,015)    (1,920) =  (2,935)
                                    ------     ------     ------
                                     4,060      7,680     11,740
Exercise proceeds                   (1,400)    (3,200) =  (4,600)
                                    ------     ------     ------
Expense                            $ 2,660    $ 4,480  = $ 7,140
                                    ======     ======     ======

* - Represents weighted average.

In accordance with the agreements relating to the various parties involved, for the year ended July 31, 1994 and the five months ended December 31, 1993, $7,140 and $3,000 was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represents a large block of stock.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(13) Stock Options and Warrants (continued)

Series A Common Stock Purchase Warrant:

On September 30, 1994, in conjunction with the financing of the IMI acquisition, the Company issued to a financing company, a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. This warrant is exercisable on or before September 30, 1999 and expires on October 1, 1999. The number and kind of securities purchasable upon the exercise of this warrant and the exercise price is subject to adjustment from time to time upon the happening of (a) certain stock reclassification, consolidation or merger events;
(b) certain stock split transactions; or (c) certain dividend declarations, such that the value of shares that would have been received upon exercise of the warrant immediately prior to the above events is equivalent to the value of shares receivable upon exercise of the warrant immediately subsequent to the above events.

(14) Industry Segments

The Company currently classifies its operations into seven business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Electro-Mechanical and Electro-Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering; and (vii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

Electro-Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services, Telecommunications and Business Consulting Services segments; and (iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Inter segment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
Segments           1994      1993      1994      1993      1992
- --------          ------    ------    ------    ------    ------
Revenues:
Contract Engin-
 eering Services $15,070   $   161   $10,221   $   611    $  727
Medical
 Diagnostics       6,557        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing     1,878     1,748     3,475     3,059     3,360
Medical Infor-
 mation Services   2,925         7         7        50        --
Telecommuni-
 cations           1,138        --     1,131        --        --
Three Dimensional
 Products and
 Services            726       168       292        80        --
Business Consult-
 ing Services         11       545       616        39       446
                  ------    ------    ------    ------    ------
Total Revenues   $28,305   $ 2,629   $15,742   $ 3,839   $ 4,533
                  ======    ======    ======    ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
Segments           1994      1993      1994      1993      1992
- --------          ------    ------    ------    ------    ------
Gross Profit:
Contract Engin-
 eering Services $   633   $    48   $ 1,007   $    51   $   103
Medical
 Diagnostics       2,662        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing       455       492       157       996     1,062
Medical Infor-
 mation Services     601         7         7        33        --
Telecommuni-
 cations             363        --       277        --        --
Three Dimensional
 Products and
 Services            317       141       119        56        --

Business Consult-
 ing Services         11       433       615        39       262
                  ------    ------    ------    ------    ------
Total Gross
 Profit          $ 5,042   $ 1,121   $ 2,182   $ 1,175   $ 1,427
                  ======    ======    ======    ======    ======
Income (Loss)
 from Operations:
Contract Engin-
 eering Services($    87) ($    25) ($    21) ($    90)      (45)
Medical
 Diagnostics       1,036        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing      (597)      (52)     (998)      382       383
Medical Infor-
 mation Services  (1,063)     (213)     (678)     (195)       --
Telecommuni-
 cations            (186)       --        42        --        --
Three Dimensional
 Products and
 Services           (968)     (178)     (765)     (108)       --

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
Segments           1994      1993      1994      1993      1992
- --------          ------    ------    ------    ------    ------
Income (Loss) from
 Operations
 (continued):
Business Consult-
 ing Services       (269)      386       225      (148)      176
Corporate and
 other            (1,232)   (3,412)   (8,372)   (1,245)     (453)
                  ------    ------    ------    ------    ------
Total Income
 (Loss) from
 Operations     ($ 3,366) ($ 3,494) ($10,567) ($ 1,404)  $    60
                  ======    ======    ======    ======    ======

Net Income (Loss):
Contract Engin-
 eering Services($   322) ($    40)  $    69  ($   129)      (66)
Medical
 Diagnostics         449        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing      (708)     (200)   (1,021)      394       354
Medical Infor-
 mation Services  (1,258)     (286)     (629)     (222)       --
Telecommuni-
 cations            (186)       --        37        --        --
Three Dimensional
 Products and
 Services         (1,172)     (189)     (809)     (108)       --
Business Consult-
 ing Services       (274)      384       215      (148)      176
Corporate and
 Other            (1,014)   (3,498)   (8,633)      953      (586)
                  ------    ------    ------    ------    ------
Total Net
 Income (Loss)  ($ 4,485) ($ 3,829) ($10,771)  $   740  ($   122)
                  ======    ======    ======    ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
Segments           1994      1993      1994      1993      1992
- --------          ------    ------    ------    ------    ------
Identifiable
 Assets:
Contract Engin-
 eering Services $ 9,984   $ 4,094   $ 5,509   $   116   $   180
Medical
 Diagnostics      40,912        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing     4,502     4,988     4,647     4,983     3,300
Medical Infor-
 mation Services   6,652       600     6,822       374        --
Telecommuni-
 cations           1,256       853     1,042        --        --
Three Dimensional
 Products and
 Services          2,327     1,071     1,446       849        --
Business Consult-
 ing Services      1,425       486       444       450     1,033
Corporate and
 Other             1,031       721     5,160       609       261
                  ------    ------    ------    ------    ------
Total Identi-
 fiable Assets   $68,089   $12,813   $25,070   $ 7,381   $ 4,774
                  ======    ======    ======    ======    ======
Depreciation and
 Amortization:
Contract Engin-
 eering Services $   184   $     3   $   139   $     1   $    24
Medical
 Diagnostics       1,294        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing        13        32        43         5         5
Medical Infor-
 mation Services     370         3         6         2        --
Telecommuni-
 cations              15        --        15        --        --

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
Segments           1994      1993      1994      1993      1992
- --------          ------    ------    ------    ------    ------
Depreciation and
 Amortization
 (continued):
Three Dimensional
 Products and
 Services             80        27        81        29        --
Business Consult-
 ing Services          1         1         2         1        --
Corporate and
 Other                 4         1         4         2         2
                  ------    ------    ------    ------    ------
Total Depreci-
 ation and
 Amortization    $ 1,961   $    67   $   290   $    40   $    31
                  ======    ======    ======    ======    ======

Capital Expend-
 itures[1]:
Contract Engin-
 eering Services $     2   $    18   $    18   $     6   $    30
Medical
 Diagnostics      12,417        --        --        --        --
Electro-Mechani-
 cal and Electro-
 Optical Products
 Manufacturing         1        --        --       450        --
Medical Infor-
 mation Services     116        17     1,004        23        --
Telecommuni-
 cations              --        --        --        --        --
Three Dimensional
 Products and
 Services            353        --       142       255        --
Business Consult-
 ing Services         --         2         4         7        --
Corporate and
 Other                 3        --        59        --         9
                  ------    ------    ------    ------    ------
Total Capital
 Expenditures    $12,892   $    37   $ 1,227   $   741   $    39
                  ======    ======    ======    ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(14) Industry Segments (continued)

[1] For the five month period ended December 31, 1994, capital expenditures for the contract engineering services, medical diagnostics, and three dimensional products and services segments include $2, $12,417 and $208, respectively, for amounts allocated to property and equipment from the acquisition of certain net assets of International Magnetic Imaging, Inc., Job Shop Technical Services, Inc. and Computer Engineering Services, Inc. For the five month period ended December 31, 1993, capital expenditures for the technical employee leasing segment, includes $18 for amounts allocated to property and equipment from the acquisition of certain net assets of Arc Acquisitions Group, Inc. For the fiscal year ended July 31, 1994, capital expenditures for the technical employee leasing and medical information services segments include $18 and $1,004 for amounts allocated to property and equipment from the acquisition of certain net assets of Arc Acquisitions Group, Inc. and Creative Socio-Medics, Inc. For the fiscal year ended July 31, 1993, capital expenditures for the electro-mechanical and electro-optical products manufacturing and three dimensional products and services segments include $450 and $182, respectively, for amounts allocated to property and equipment from the acquisition of certain net assets of General Technologies Group. Ltd. and Robotics and Designs, Inc.

(15) Sale and Reacquisition of Subsidiary

Pursuant to an Agreement dated June 4, 1987, by and among General Aero Products Corp., now called General Technologies Group Ltd. ("GTG"), the Company, and a subsidiary, Sequential Electronic Systems, Inc. ("SES"), the Company sold all of the then issued and outstanding common stock of SES (100 shares) to GTG. The Company received 1,500,000 shares of GTG common stock and a ten year, 10.5% promissory note in the principal amount of $2,000 which note was subsequently written down by $500 and the return by the Company of 500,000 shares of GTG common stock .This write down and return of shares was in settlement of a fraudulent claim made by GTG against the Company. The Company also loaned $500 to GTG evidenced by GTG's 8% Convertible Debenture. Subsequent to the above transactions, a Chapter 11 petition was filed on December 14, 1989 by GTG.

During the fiscal year ended July 31, 1993, the Company, through its wholly-owned subsidiary, SIS Capital Corp., completed a settlement agreement with a financial institution. The agreement includes the purchase by the Company of the 100 shares of SES common stock held by the financial institution for $25 cash and a note of $75. In addition, S-Tech, Inc., a subsidiary of the

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(15) Sale and Reacquisition of Subsidiary (continued)

Company acquired from the financial institution, certain net assets of GTG in the amount of $1,523 (which represents the appraised value of the assets) for $100 cash and note of $270. The cost of the purchase of the 100 shares of SES stock is included in the expenses and losses recovered by the Company through the acquired assets of GTG. In conjunction with the agreement, an adversary proceeding, commenced against GTG in its pending bankruptcy proceedings in the Bankruptcy Court-Eastern District of New York was settled. The Company's claim for rescission of the sale of certain SES stock and damages for fraud, and the financial institution's separate adversary proceeding for an order voiding issuance of the nine hundred
(900) shares of SES stock have all been discontinued. There are no other claims either by or against the Company pending in those proceedings. The Company has paid for its purchase of one hundred (100) shares of stock to the financial institution as part of its settlement of all claims by and against the financial institution.

(16) Related Party Transactions

The Company is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date. Amount due at December 31, 1994 and July 31, 1994 was $184.

During the fiscal year ended July 31, 1994, the Company and certain of its subsidiaries had outstanding indebtedness to DLB, Inc. ("DLB"), a corporation owned by the wife of Mr. Lewis S. Schiller, chairman of the board, president and chief executive officer of the Company. Mr. Schiller disclaims beneficial interest in DLB. The obligations were secured by assets and stock of certain subsidiaries. The largest amount outstanding during the period was approximately $381. In addition, DLB had purchased preferred stock in one of the Company's subsidiaries for $24. In April 1994, the Company paid approximately $343 in principal and $36 in interest to DLB and issued to DLB shares of common stock in certain subsidiaries in full payment of all its and its subsidiaries' obligations to DLB and paid DLB $24 for DLB's preferred stock in a subsidiary, representing DLB's cost of such preferred stock. Since such repayment, DLB has not lent money to, or purchased stock in, the Company or any of its subsidiaries, except that, in August 1994, DLB advanced the Company approximately $35, which was paid without interest in October 1994. The largest amount outstanding during the five month period ended December 31, 1994 was $35.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(16) Related Party Transactions (continued)

Effective January 1, 1994, the Company transferred to four employees of a subsidiary, including Ms. Grazyna B. Wnuk, secretary of the Company, 61% of the common stock of the subsidiary, for nominal consideration. In connection with such transfers, Ms. Wnuk received a 31% interest in the subsidiary. The operations of such subsidiary did not represent a significant portion of the Company's business during the fiscal year ended July 31, 1994 or the five months ended December 31, 1994.

Trans Global Services, Inc. ("Trans Global") was organized by SIS Capital Corp. ("SISC") in January 1995 to hold all of the stock of Avionics Research Holdings, Inc. ("Holdings"), (formerly ARC Acquisition Group, Inc.), which was acquired by SISC in December 1993, and Resource Management International, Inc. ("RMI"),(formerly ITS Management Corp.), which was acquired by SISC in November 1994. Trans Global also issued to SISC warrants to purchase shares of its common stock. The Trans Global stock and warrants were issued to SISC in consideration for the transfer of the stock of Holdings and RMI and the advances made by SISC. All of the Trans Global stock and warrants owned by SISC are held subject to the right of Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Company, to purchase 10% of SISC's equity position for 110% of SISC's cost. In connection with the organization of Trans Global, Trans Global also issued a 3.4% interest to Mr. Joseph G. Sicinski, president of Trans Global, in exchange for certain rights Mr. Sicinski has with respect to the stock of Holdings.

In connection with the organization of Trans Global in January
1995, SISC transferred a 5% interest in its common stock and warrants in Trans Global to DLB in exchange for DLB's 10% interest in another subsidiary of Consolidated.

At the time of the organization of Trans Global, Trans Global issued to SISC, in consideration for the equity consideration issued by Consolidated in connection with the acquisitions of Holdings and RMI, 500 shares of Series A 5% Redeemable Cumulative Preferred Stock.

As of March 31, 1995, SISC, DLB, Inc. and Mr. Joseph G. Sicinski, the stockholders of Trans Global, entered into an agreement (the "Trans Global Agreement") with Concept Technologies Group, Inc. ("Concept") pursuant to which they would transfer to Concept all of the issued and outstanding capital stock of Trans Global in exchange for a controlling equity interest in Concept.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(15) Related Party Transactions (continued)

Pursuant to the Trans Global Agreement, Concept will issue to SISC in respect of its Trans Global Common Stock, preferred stock and warrants, 850,000 shares of Concept Common Stock, two-year warrants (the "Concept Warrants") to purchase 475,000 shares of Concept Common Stock, 23,750 shares of Concept's Series A Participating Convertible Preferred Stock ("Series A Preferred Stock"), which are convertible into 1,900,000 shares of Concept Common Stock upon the filing of an amendment to Concept's certificate of incorporation which increases its capital stock, 23,750 shares of each of Concept's Series B and C Preferred Stock, which are convertible into an aggregate of 2,375,000 shares of Concept Common Stock if certain levels of income before income tax are met, and 25,000 shares of Concept's Series D 5% Redeemable Cumulative Preferred Stock ("Series D Preferred Stock"), which is not convertible and which is redeemable after three years for an aggregate of approximately $1.7 million. The Series D Preferred Stock is also redeemable from the sale by Concept of its equity securities, including the sale of stock upon exercise of options and warrants. The Concept Warrants become exercisable until the Warrants included in the Units either expire or are exercised in full. The exercise price of the Concept Warrants is $3.50 per share or the exercise price of the warrants included in a proposed private placement by Concept, whichever is lower.

Pursuant to the Trans Global Agreement, Concept will issue to DLB in respect of its Trans Global stock and warrants, 50,000 shares of Concept Common Stock, Concept Warrants to purchase 25,000 shares of Concept Common Stock, 1,250 shares of Concept's Series A Preferred Stock, which are convertible into 100,000 shares of Common Stock, and 1,250 shares of each of Concept's Series B and C Preferred Stock, which are convertible into in aggregate of 125,000 shares of Concept Common Stock if certain levels of income before income taxes are attained. Pursuant to the Trans Global Agreement, Concept will issue to Mr. Sicinski in respect of his Trans Global Stock, 100,000 shares of Concept Common Stock.

The Trans Global Agreement provides SISC and DLB with certain registration rights with respect to their Concept warrants and the underlying common stock and provides Mr. Sicinski with certain registration rights with respect to the 100,000 shares of Common Stock issued to him pursuant to the Trans Global Agreement. Mr. Sicinski's shares are subject to a one-year lockup agreement, subject to earlier release under certain conditions.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(15) Related Party Transactions (continued)

All of the Trans Global stock and warrants owned by SISC are held subject to the right of Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Company, to purchase 10% of SISC's equity position for 110% of SISC's cost. In connection with the transaction contemplated by the Trans Global Agreement, Mr. Schiller's option will be converted to an option to purchase 10% of SISC's interest in the Concept equity securities at a price equal to 110% of SISC's cost.

During the fiscal year ended July 31, 1994, the Company made advances to a company that was acquired on September 30, 1994.
Advances receivable from this company at July 31, 1994 amounted to $347.

During the fiscal year ended July 31, 1994 the Company made advances to a 39% owned subsidiary which totaled $289 at December 31, 1994 and July 31, 1994. These advances have no fixed due dates or terms and $145 of such advances have been written-off as of December 31, 1994 and July 31, 1994. Ms. Grazyna B. Wnuk, the Company's secretary, owns a 31% interest in the subsidiary receiving such advances.

The Company entered into a consulting agreement with Irving Hertz (now deceased), upon his resignation from the Board and as Chief Executive Officer of the Company. Under this agreement, all of the fringes Mr. Hertz had as CEO, including a leased car, would continue to be provided by the Company. The services to be performed, for which Mr. Hertz received a monthly retainer, were investment banking and financial consulting on various situations in which the Company was interested. The Company paid $66,828 to Mr. Hertz under this agreement during the fiscal year ended July 31, 1993. Upon Mr. Hertz's death, the Company settled all claims his estate had against the Company for $175, during the fiscal year ended July 31, 1994. As of July 31, 1994, all such amounts were paid in full. In addition, consulting fees were paid to other individuals and firms that were not related parties at the time such fees were paid and any such fees are not deemed to be material.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(17) Litigation

Although the Company is a party to certain legal proceedings which have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following:

The Company has been named as a defendant in a lawsuit filed by a company it was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. Outside counsel handling this case has advised the Company that it has meritorious defenses to obtain a dismissal of the lawsuit.

(18) New Authoritative Pronouncements

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Income Recognition and Disclosures", is effective for fiscal years beginning after December 15, 1994, and establishes accounting standards for creditors who have certain impaired loans. The Company believes that the adoption of SFAS No. 114 as amended by SFAS No. 118 will not result in an allowance for credit losses materially different than its current method of evaluating the collectibility of its loans receivable.

(19) Acquisitions

(i) - On December 22, 1993, the Company, acquired for 600,000 shares valued at $1,440 (through a 90% owned subsidiary) Arc Acquisition Group, Inc., in a business combination accounted for as a purchase. On the same date, the Company also acquired for 250,000 shares valued at $600 (through a wholly owned subsidiary) 80% of the outstanding voting common stock and 50.1% of the outstanding non voting stock of ARC Networks, Inc., in a business combination also accounted for as a purchase. The purchase price of these two acquisitions exceeded the fair value of the net assets of ARC Acquisition Group, Inc. and ARC Networks, Inc. by $2,543, consisting of Goodwill of $543 and Customer Lists of $2,000. Goodwill and Customer Lists will be amortized over 20 years and 15 years, respectively, under the straight line method. For accounting purposes, the results of operations of ARC Acquisition and ARC Networks are included with the results of the Company from January 1, 1994 onward.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(19) Acquisitions (continued)

(ii) - On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of CSM. The Company is the parent of SISC, which is the parent of CMH. In connection with the purchase, (i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500 which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC,
(ii) CMH transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, Carte is to issue to CMH an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and (iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares of common stock owned by SISC were transferred to CMH subject to the options. The options are exercisable at an exercise price of $.174 per share during the five-year period commencing on June 16, 1994, the date the acquisition of CSM was consummated. At the closing of the acquisition, the Company issued to such individuals an aggregate of 40,000 shares of its common stock. The purchase price of this acquisition included $3,851 for customer lists of CSM which will be amortized over 15 years under the straight line method. For accounting purposes, the results of operations of CSM are included with the results of the Company from July 1, 1994 onward.

(iii) - As of September 30, 1994, the Company acquired International Magnetic Imaging, Inc. and its affiliated entities ("IMI, Inc.") in a business combination accounted for as a purchase. The principal operations of IMI, Inc. Are in the establishment and operation of outpatient diagnostic centers providing MRI services and other modalities. The results of operations of IMI, Inc. are included in the accompanying combined financial statements since the date of acquisition. The total cost of the acquisition was $31,872 which exceeded the fair value of net assets of IMI, Inc. By $11,069. The excess purchase

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(19) Acquisitions (continued)

price, or goodwill, will be amortized by the straight-line method over 20 years.

The other intangibles, specifically restrictive covenants and customer lists, will be amortized by the straight-line method over 3 years and 15 years, respectively.

The following summarizes the purchase price allocated to acquired assets at fair value.

   Cash                                              $ 6,960
   Subordinated Debt                                  19,863
   Stock (3,343,000)                                   2,920
   Notes [Covenants]                                     800
   Acquisition Costs                                   1,329
                                                      ------
   Purchase Cost                                     $31,872
                                                      ======
Allocated to:
   Cash                                              $ 2,350
   Other Assets                                          421
   Covenants-Not-to-Compete                            3,303
   Property, Plant and Equipment                      10,903
   Accounts Receivable                                 7,379
   Managed Care Contracts - Customer Lists             5,656
   Liabilities Assumed                               ( 9,208)
   Goodwill                                           11,068
                                                      ------
   Total                                             $31,873
                                                      ======

The cash portion of the purchase price was subsequently refinanced through DVI. The notes issued in connection with the acquisition of the centers balloon primarily in September 1996, with notes in the principal amount of $860 maturing in September 1997. The notes issued to acquire IMI balloon and mature in September 1997 and 1999, respectively. In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. dba DVI Capital. For accounting purposes, the results of operations of IMI are included with the results of the Company from October 1, 1994 onward.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(19) Acquisitions (continued)

(iv) - In November 1994, the Company acquired the assets of two businesses, Job Shop Technical Services, Inc. ("Job Shop") and Computer Engineering Services, Inc. ("CES"). Job Shop provides engineers, designers and technical personnel on a temporary basis, which is similar to the business performed by Avionics Research Corporation, a subsidiary of the Company. CES is engaged in the business of performing CAD (computer aided design) and CAM (computer aided manufacturing) related services and the marketing and sale CAD/CAM software.

(a) - Pursuant to an asset purchase agreement dated as of August 19, 1994 among ITS Management Corp., a Delaware Corporation and wholly-owned subsidiary of the Company ("ITS"), Job Shop and the sole stockholder of Job Shop, ITS acquired substantially all of the assets of Job Shop in exchange for 750,000 shares of the Company's common stock valued at $450, and the assumption of certain scheduled liabilities. The principal liability assumed was a $2 million obligation due to the Internal Revenue Service pursuant to a settlement arrangement which Job Shop had negotiated. The initial $500 payment was made in November, 1994. The balance is due in 15 monthly installments of $100, commencing May, 1995.

(b) - Pursuant to a plan and agreement of reorganization among CDS Acquisition Corp. ("CDS"), a Delaware corporation and wholly-owned subsidiary of the Company, CES and the sole stockholder of CES, CDS acquired substantially all of the assets of CES in exchange for 750,000 shares of the Company's common stock valued at $450, and the assumption of certain scheduled liabilities.

Prior to the acquisition, the businesses of Job Shop and CES were operated as divisions of the same company, along with one other division which was not acquired by the Company. For accounting purposes the results of operations of ITS and CDS are included with the results of the Company from November 22, 1994 onward.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(19) Acquisitions (continued)

The following pro forma unaudited results assume the above four acquisitions had occurred at the beginning of the indicated periods:

                    Five Months              Fiscal Year
                       Ended                    Ended
                    December 31,               July 31,
                  ----------------    --------------------------
                   1994      1993      1994      1993      1992
                  ------    ------    ------    ------    ------
Net revenues     $52,900   $48,568   $99,539   $85,974   $86,668
                  ======    ======    ======    ======    ======
Net income
 (loss)         ($ 4,233) ($ 1,684) ($ 7,066)  $ 2,027   $ 1,165
                  ======    ======    ======    ======    ======

Income (loss)
 per share      ($  0.28) ($  0.35) ($  0.09)  $  0.19   $ (0.28)
                 ======    ======    ======    ======    ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(20) Sale of Majority Interest of Subsidiary

Effective January 1, 1994, the Company disposed of 61% if its interest in Universal International, Inc., ("Universal"), through its wholly-owned subsidiary, SIS Capital Corp.; which owned 100% of Universal. The sale was accounted for as a disposal of a portion of a line of business that is not considered a business segment. Other subsidiaries continue to operate in the business segment. The sale resulted in a loss of approximately $33 which is included in other income (expense). The revenues, gross profits and net loss of Universal at December 31, 1993 were approximately $160, $48 and ($40), respectively. Subsequent to December 31, 1993, the investment in Universal is being accounted for under the equity method.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(20) Sale of Majority Interest of Subsidiary (continued)

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(21) Disposal of a Portion of a Line of Business

On July 31, 1991, the Company sold its 50.1% interest in Trinity Holding Corp. to one of the minority shareholders (Hugh Murphy) of the Trinity Holding Corp. in exchange for one dollar and the waiver of significant emoluments granted by the Company's Board in 1989. At the date, liabilities exceeded assets by $823. The excess of net liabilities over the net investment in Trinity Holding Corp. of $767 has been recorded as a gain on disposal of a segment. During the fiscal year ended July 31, 1993, $562 in notes and loans receivable from Trinity Holding Corp. were written off by the Company.

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

(22) Extraordinary Item - Debt Restructuring

During the fiscal years ended July 31, 1993, certain creditors agreed to forgive debt totaling $153. The debt of $285 which was primarily owed to a related party was included in additional paid-in capital at July 31, 1991. The $146 forgiven in 1993, which was due to non-related entities, is reported as an extraordinary item. In addition, in 1993, debt in the amount of $348 owed to the above entities, as well as others, was converted into Series A preferred stock at a price of $5.00 per share (69,711 shares).

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(23) Unusual Item

In May 1993, the Company, through its wholly-owned subsidiary, SISC, completed an agreement with a major financial institution settling a $6 million lawsuit for damages filed against the institution and General Technologies Group Ltd., ("GTG"), pursuant to a RICO action undertaken by Mr. Lewis S. Schiller, CEO of the Company, alleging ongoing fraud and conspiracy to

(23) Unusual Item (continued)

defraud the Company in connection with the Sequential Electronics Systems, Inc., ("SES"), transaction of June 3, 1987. The agreement gives the Company clear title to all the shares of SES and includes the purchase of certain net assets and the operations of GTG by S-Tech, Inc., a subsidiary of the Company. The purchase by S-Tech, Inc. was completed June 30, 1993, and resulted in the Company acquiring net assets of $1,523 (representing appraised values). To the extent that the Company recorded losses in prior periods through the write-down of assets, the write-off of receivables, and other related expenses, in its prior sale agreement with GTG (in excess of $1,600), the Company has recorded a one time gain on the acquisition. S-Tech, Inc. remains liable on a note to the financial institution arising from the above purchase.

(24) Subsequent Events

Reverse Merger Agreement:

On April 19, 1995, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB"), Joseph G. Sicinski and Concept Technologies Group, Inc. ("Concept"), pursuant to which SISC, DLB and Mr. Sicinski will transfer to Concept all of the issued and outstanding common stock of Trans Global, in exchange for a controlling interest in Concept. Concepts common stock and warrants are traded on the NASDAQ Small Cap Market. Trans Global's common stock is owned by SISC (91.6%), DLB (5.0%) and Mr. Sicinski (3.4%). DLB is owned by Ms. Carol Schiller, wife of Mr. Lewis S. Schiller, the Company's chairman of the board, president and chief executive officer. Mr. Schiller disclaims all beneficial interest in the securities owned by DLB. Mr. Sicinski is president of Trans Global. Trans Global, which operates through two subsidiaries, ARC and RMI is engaged in the business of providing engineers, designers and other technical personnel to its clients, which include major companies in the aerospace, electronics and computer industries. Concept owns and

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(24) Subsequent Events (continued)

operates Klipsch Loudspeaker business, and, through a subsidiary, is the developer and owner of proprietary technologies with applications in environmental noise cancellation, medical monitoring, defense and communications. For the years ended December 31, 1994 and 1993, Concept had losses of $1.6 million, or $1.30 per share, and $1.4 million, or $1.95 per share, respectively, on revenue of $2.4 million and $3.0 million, respectively. Following consummation of the transaction, the business of Trans Global will be Concept's principal business. The consummation of the transaction is subject to customary closing conditions.

Non-Employee Directors, Consultants and Advisors Stock Plan:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. At various times, the Company has registered and granted shares pursuant to the plan. During the three months ended March 31, 1995, 3,500,000 shares were granted and exercised of which 1,500,000 were exercised at $0.25 per share, 1,000,000 were exercised at $0.35 per share and 1,000,000 were exercised at $0.00 per share, resulting in $1,975 of consulting costs computed as follows:


Shares (in 000's)         1,500      1,000      1,000  =   3,500
Value of stock
 at date of grant       $  1.00    $  1.00    $ 0.875    $0.9643*
                         ------     ------     ------     ------
                          1,500      1,000        875  =   3,375
20% discount               (300)      (200)      (175) =    (675)
                         ------     ------     ------     ------
                          1,200        800        700      2,700
Exercise proceeds          (375)      (350)        --  =    (725)
                         ------     ------     ------     ------
Total consulting costs      825        450        700  =   1,975
Portion expensed at
 issuance                   275    $   450    $   700  =     725
                         ------     ------     ------     ------
Portion deferred        $   550         --         --    $ 1,250
                         ======     ======     ======     ======

* - Represents weighted average.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(24) Subsequent Events (continued)

In accordance with the agreements relating to the various parties involved, a total of $237, $137, and $1,600 will be charged as consulting services, public relation services and noncash compensation, respectively, in the determination of income from operations over the duration of the related agreements. A 20% discount was utilized because the shares issued represents a large block of stock.

(25) Commitments

Mr. Schiller has an employment agreement dated September 1, 1993 with the Company pursuant to which it employs him as chief executive officer through December 31, 1998 at an annual salary of $182, subject to an annual cost of living increase. Mr. Schiller is also entitled to a bonus equal to 10% of the Company's consolidated income before income taxes in excess of $250. No bonus was payable for the five month period ended December 31, 1994. The Company also granted to Mr. Schiller a five-year option to acquire 10% of the Company's securities portfolio at 110% of the Company's cost. The value of such option cannot be determined by the Company. The Company also provides Mr. Schiller with a company-owned or leased automobile. Pursuant to a board of director's resolution, Mr. Schiller's annual salary was increased to $250 and an amended employment contract will delivered to Mr. Schiller by June 30, 1995. The Registrant also provides Mr. Schiller with an automobile.

Mr. Mahoney has an employment agreement dated October 1, 1994, and superseded by an agreement dated March 21, 1995, with the Company pursuant to which it employs him as chief financial officer through December 31, 1999. Mr. Mahoney will receive a base salary of $165, $177, $189, $202 and $220 for the years ending December 31, 1995, 1996, 1997, 1998 and 1999, respectively. Additionally, Mr. Mahoney shall also receive incentive compensation equal to the greater of one percent of the net pretax profits or net cash flow of the Company, plus the greater of one percent of the net pre-tax profit or net cashflow of IMI (a wholly-owned subsidiary of the Company), subject to a maximum of twice Mr. Mahoney's base salary for the respective year.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(26)  Restatements of Prior Period Financial Statements

The fiscal years ended July 31, 1994 and 1993 financial statements have been restated. The following summarizes and describes the impact of the restatement.

                                 Fiscal Year Ended July 31,
                                 --------------------------
                                    1994            1993
                                  --------        --------
Income (Loss) from Operations:
As Originally Reported            ($ 3,851)       ($   841)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                       (5,870)             --
 Reclass loss from discontinued
  operations to operating
  activity [2]                          --            (562)
 Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [3]                        (845)             --
                                    ------          ------
As restated                       ($10,566)       ($ 1,403)
                                    ======          ======

Other Income (Expense):
As Originally Reported            ($ 1,253)        $ 1,942
Prior Period Adjustments:
Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [3]                         845              --
                                    ------          ------
As restated                       ($   408)        $ 1,942
                                    ======          ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(26)  Restatements of Prior Period Financial Statements (continued)


                                 Fiscal Year Ended July 31,
                                 --------------------------
                                    1994            1993
                                  --------        --------
Loss from Discontinued
 Operations:
As Originally Reported                  --        ($   562)
Prior Period Adjustments:
Reclass loss from discontinued
  operations to operating
  activity [2]                          --        ($   562)
                                    ------          ------
As restated                             --              --
                                    ======          ======

Net Income (Loss):
As Originally Reported            ($ 4,902)        $   740
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                       (5,870)             --
                                    ------          ------
As restated                       ($10,772)        $   740
                                    ======          ======

Accumulated Deficit:
As Originally Reported            ($18,932)       ($14,030)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                       (5,870)             --
                                    ------          ------
As restated                       ($24,802)       ($14,030)
                                    ======          ======

Additional Paid-in Capital,
 Common Stock:
As Originally Reported             $35,861         $16,752
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                        5,870              --
                                    ------          ------
As restated                        $41,731         $16,752
                                    ======          ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- -----------------------------------------------------------------
(26)  Restatements of Prior Period Financial Statements (continued)

[1] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $5,870.

[2] - The Company originally presented $562 of losses from the discontinuation of a part of a line of business as a discontinued item and such losses are now included in income (loss) from operations.

[3] - The Company originally included $845 of noncash expenses from the issuance and exercise of stock options pursuant to a Non employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

Date:  March 30,1996       /S/
                           ------------------------
                           Lewis S. Schiller
                           Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                    Date
- ---------                 -----                    ----

/S/                       President and Director   March 30, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer  March 30, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

/S/                       Director                 March 30, 1996
- --------------------
Norman J. Hoskin