Form 10-K
period 1995-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-04-15
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ______________ to _____________

Commission file Number 0-4186

CONSOLIDATED TECHNOLOGY GROUP LTD.
(Exact name of registrant as specified in its charter)

New York                                            13-1948169
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

     160 Broadway, New York, NY                            10038
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 233-4500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                 Outstanding shares as of April 10, 1996
- -------------------                 ---------------------------------------
Common Stock, par value
   .01 per share                               35,290,450

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes_X_   No___

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

Introduction

Consolidated Technology Group Ltd. (the "Company" or "Consolidated"), through its wholly-owned or controlled subsidiaries, is engaged in various businesses, most of which are service related. Consolidated's principal source of revenue for the year ended December 31, 1995 was generated by its contract engineering and medical diagnostics subsidiaries representing 57% and 25% respectively of total revenue. The principal source of revenue for the year ended December 31, 1994 and the fiscal years ended July 31, 1994 and 1993, was generated by its contract engineering subsidiaries representing 66%, 65% and 16% respectively of total revenue, which are operated by Trans Global Services, Inc. ("Trans Global"). Trans Global provides engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations. In September 1994 and October 1994, the Company, through wholly-owned subsidiaries, acquired nine magnetic resonance imaging centers and one multi-modality diagnostic center and International Magnetic Imaging, Inc. ("IMI"), which manages the operations of the Centers, and the assets of J. Sternberg and S. Schulman M.D. Corp., ("MD Corp."), which provides the services of radiologists to the Centers. References in this Report to "International Magnetic Imaging, Inc." or "IMI" refer collectively to the business operated by the Centers, IMI and MD Corp.

The Company also manufactures and sells electro-mechanical and electro-optical products by Sequential Electronic Systems, Inc. ("Sequential") and avionics equipment and specialized vending machines by S-Tech, Inc. ("S-Tech"). Additionally, the Company manufactures and sells professional audio loudspeakers by WWR Technology, Inc. ("WWR"). Through ARC Networks, Inc. ("ARC Networks"), which was acquired in December 1993, the Company offers a range of telecommunications services to meet the requirements of its customers. ARC Networks has a national contract with Teleport Communications Group, Inc. ("TCG") pursuant to which it may resell local loop telephone service offered by TCG. In June 1994, the Company also acquired Creative Socio-Medics Corp. ("CSM"), which, together with Carte Medical Corporation, whose name was changed to CSM Corp. ("CSMC") and in February 1996 CSMC's name was changed to Netsmart Technologies, Inc., offers computerized health information systems and related services to specialty care health organizations, such as substance abuse (drug and alcohol), mental retardation, psychiatric and rehabilitation treatment facilities, and entitlement programs in the United States. Through 3D Technology, Inc., which was acquired in early 1993, and Computer Design Services, Inc. ("CDS"), which was acquired in November 1994, the Company markets and sells three dimensional imaging products of both software and hardware and provides related services. Consolidated is engaged in negotiations to acquire other businesses which it believes will be compatible with its present businesses, however, no assurance can be given that such acquisitions will be consummated or that they will be profitable to Consolidated.

Consolidated provides its subsidiaries with management, marketing, accounting, administrative support and financing. Consolidated's revenue and net loss reflect the consolidated revenue and results of operations of its subsidiaries.

Set forth below is a description of Consolidated's principal subsidiaries. Consolidated owns a majority or controlling interest in each of its subsidiaries, either directly or through one or more subsidiaries. In certain of the subsidiaries, the management of the subsidiary owns an interest, which does not exceed 20% in any subsidiary. In other subsidiaries, non-affiliated investors own a portion of the stock. Such investors include DLB, Inc. ("DLB"), a corporation controlled by the wife of Lewis S. Schiller, chairman and chief executive officer of Consolidated. Mr. Schiller disclaims any beneficial interest in DLB or any of the securities owned by DLB.
Consolidated owns 49.6% of the common stock of Netsmart Technologies, Inc., formerly Carte Medical Corporation, which has filed a registration statement with respect to a proposed initial public offering of its stock.

CONTRACT ENGINEERING SERVICES

Since May 1995, the principal business of Trans Global Services, Inc. ("TGS") has been contract engineering service, In performing such services, TGS, through its two subsidiaries, Avionics Research Holdings, Inc. ("Holdings"), and Resource Management International, Inc. ("RMI"), addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. TGS believes that the market for outsourcing services such as those offered by TGS results from the trend in employment practices by major corporations in the aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. TGS seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by TGS are on temporary contract assignment, they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees.

In providing its services, TGS engages the employees, pays the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. TGS charges its clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to TGS a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hours at agreed upon billing rates.

TGS also offers its clients a range of integrated logistical support services which are performed at TGS's facilities. These services, which are ancillary to a project, include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, TGS hires the necessary employees for its own account and would work with the client in developing and preparing the documentation. The payment would be made pursuant to a purchase order form the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that TGS will generate any significant revenue or profit from such services. TGS's strategy has been directed at increasing its customer base and providing additional services, such as integrated logistics support, to its existing customer base. TGS believes that the key to profitability is to provide a range of services to an increased customer base. In this connection, TGS is increasing its marketing effort both through its own personnel and in marketing efforts with other companies that offer complementary services.

TGS Services Corp., a wholly-owned subsidiary of TGS ("TGSC") was formed in January 1995 to hold the stock of Holdings and RMI, which perform the same services for their clients. Prior to January 1995, the stock of Holdings and RMI was held by SIS Capital Corp. ("SISC"), which is a wholly-owned subsidiary of the Company. Holdings was formed to acquire the stock of two related companies, Avionics Research Corporation of New York and Avionics Research Corp. of Florida (collectively, "Avionics") in December 1993 as well as the stock of a third company engaged in an unrelated business which is not conducted by Avionics. Holdings engages in business only through Avionics.

TGS's largest clients for 1995 were Northrop Grumman Corporation, The Boeing Corporation and Lockheed Ft. Worth Company which accounted for revenues of $19 million, $9 million and $6 million respectively or 54% of the total revenue of TGS.

Avionics' largest clients for both 1994 and 1993 were Northrop Grumman Corporation and Martin Marietta Corp., which accounted for approximately $14.5 million and $2.0 million, respectively, which represented approximately 57% and 8% of the Company's revenue for the year ended December 31, 1994, and approximately $9 million and $3 million, respectively, which represented approximately 65% and 22% of Avionics' revenue for the year ended December 31, 1993.

RMI was formed in 1994 to acquire assets of Job Shop Technical Services, Inc. ("Job Shop") in November 1994. RMI conducts business under the name The RMI Group. During 1994, six clients of RMI and Job Shop accounted for aggregate revenues of $32 million, or approximately 90% of their combined revenue for the year. The Boeing Company and Lockheed Ft. Worth Company, which accounted for revenues of $10 million and $7.5 million, or 22% and 17% of such combined revenue for 1994, were the only clients which accounted for more than 10% of their combined revenue. Four other clients, three of which are in the aerospace industry, accounted for aggregate revenue of $14.7 million, or 51% of the combined revenue of RMI and Job Shop for 1994.

TGS is a Delaware corporation, incorporated in September 1993. TGS was formed under the name Concept Technologies Group, Inc., and, in March 1996, its corporate name was changed to Trans Global Services, Inc. Its executive offices are located at 1770 Motor Parkway, Hauppauge, New York 11788, telephone (516) 582-9000. TGS is a holding company. All business activities are conducted by its operating subsidiaries, Avionics and RMI. Reference to TGS includes all of its subsidiaries, unless the context indicated otherwise, and includes the business of Avionics and RMI prior to their acquisition by TGS. Avionics has been in the contract engineering business since its organization in 1954, and RMI commenced such business in November 1994, with the acquisition of assets from Job Shop.

In May 1995, TGS acquired all of the issued and outstanding stock of TGSC, which was then known as Trans Global Services, Inc., in exchange for a controlling interest in TGS. During 1995, TGS sold the stock of WWR Technology, Inc. ("WWR") to an affiliated party.

Markets and Marketing

The market for TGS's services is comprised of major corporations in such industries as aerospace, electronics, energy, engineering, computer services and telecommunications, where "downsizing" and "outsourcing" have become an increasingly important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

TGS maintains a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by TGS, referrals and responses to advertisements placed by TGS in a variety of local media, including newspapers, yellow pages, magazines and trade publications. Part of its responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by TGS's employees is performed at the client's premises and under the client's direction, although TGS is the employer of record.

TGS markets its services to potential clients through its officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing. TGS also conducts an ongoing program to survey and evaluate the clients' needs and satisfaction with the TGS's services, which it uses as part of its marketing effort.

Although TGS has eight offices, including its main office in Long Island, New York, throughout the United States, there are no limited geographic markets for the Company's services. TGS has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. TGS intends to continue to establish new offices as necessary to meet the needs of its customers.

A client will utilize contract engineering services such as those provided by TGS when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for specific project or to meet peek load requirements. When the client requires personnel, it provides TGS with a detailed job description. TGS then conducts an electronic search in its computerized resume data base for candidates matching the job description.
In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The individuals are then contacted by telephone by TGS's recruiters, who interview interested candidates. If the candidate is acceptable to TGS and interested in the position, TGS refers the candidate to the client. An employment agreement is executed by the employee with TGS prior to the commencement of employment.

TGS serves primarily the aerospace and electronics industries as well as the telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. TGS is expanding its effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, TGS has commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since companies engaged in downsizing seek to focus on its core business needs with its in-house staff, TGS seeks to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing the needs. In addressing these needs, TGS has conducted marketing efforts with Manpower International, Inc., TAD Resources International, Inc. and Olsten Corporation. TGS's contracts are generally terminable by the client on short notice, generally 30 days.

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. TGS competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contracts and conduct extensive advertising campaigns aimed at both employers and job applicants. TGS believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business.

Government Regulations

The technical services industry, in which TGS is engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, it is subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. It also maintains 401(k) plans for its employees and is subject to regulations concerning such plans.

TGS does not have contracts with the government agencies. Contracts with its clients, including major defense contractors, are based on hourly billing
rates for each technical discipline.   The contracts are not subject to
renegotiation or cancellation for the convenience of the government. However, the manpower needs of each of its clients are based on the client's own requirements and the clients needs are affected by any modification in the client's requirements, including reductions in staffing resulting from cancellation or modification of government contracts.

Employees

At December 31, 1995, TGS had 1008 employees, of which 970 were contract service employees who performed services on the client's premises and 38 were executive and administrative. Each of TGS's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with TGS which sets forth the client for whom and the facility at which the services are to be performed and the rate of pay. If an employee ceases to be required by TGS's clients for any reason, TGS has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, it has been for several years. The average assignment is in the range of six to nine months. TGS's employees are not represented by a labor union, and TGS believes that its employee relations are good.TGS does not have any rights to any patents or other proprietary technology developed by its employees. Under its agreement with the client, all of such rights are retained by the client. In addition, the client typically requires the employee to sign its standard agreement dealing with confidentiality and rights to proprietary developments.

MEDICAL DIAGNOSTICS

On September 30, 1994, Consolidated, through wholly-owned subsidiaries, acquired eight magnetic resonance imaging ("MRI") centers and one multi-modality diagnostic center and in January 1995, it acquired a ninth MRI Center, (collectively, the "Centers").

Magnetic resonance imaging ("MRI") systems enhance the diagnosis of disease and medical disorders, frequently eliminating the need for exploratory surgery and often reducing the amount and cost of care required to evaluate and treat a patient. Since its introduction in the early 1980's, the use of MRI has experienced rapid growth due to the technology's ability to provide anatomical images of exceptional contrast and detail without the use of radiation or x-ray based technologies. MRI employs high-strength magnetic fields, high frequency radio waves and high-speed computers to process data. In addition, the development of pharmaceutical contrast agents, software advancements and new hardware peripherals continue to expand the clinical applications and throughput efficiency of MRI technology.

MRI, which does not utilize x-ray or other radiation based technologies, employs high-strength magnetic fields, high frequency radio waves and high-speed computers to obtain clear, multi-planar images of the body's internal tissues without exploratory surgery or biopsy. In addition, MRI is able to image a multi-planar slice of the body at any angle. These images are then displayed on film or on the video screen of an MRI system's console in the form of a multi-planar image of the organ or tissue. This information can be stored on magnetic media for future access, or "printed" on film for interpretation by a physician and retention in the patient's files, enabling health care professionals to study the patient's internal conditions in detail. The superiority of MRI image quality compared to other imaging modalities generally makes possible a more accurate diagnosis and often reduces the amount and cost of care needed to evaluate and treat a patient.

The major components of an MRI system are (I) a large, cylindrical magnet,
(ii) radio wave equipment, and (iii) a computer for data storage and image processing. During an MRI study, a patient lies on a table which is then placed into the magnet. Although patients have historically spent 30 to 45 minutes inside the magnet during which time images of multiple planes are acquired, new software applications allow patients to spend significantly less time inside the magnet. Additional time is required for computer processing of the images.

Outpatient Services and Customer Base

Each Center is a fixed-site, outpatient facility that is designed, equipped and staffed to provide physicians and health care providers with high quality MRI services that historically were available only at teaching hospitals. The Company schedules patients, prepares all patient billing and is responsible for the collection of all charges. The Company is also responsible for related administrative and record-keeping functions. The Company typically staffs its Centers with technical and administrative support personnel who assist physicians in obtaining MRI diagnostic scans. The Centers are designed to offer a pleasant environment where patients are not subjected to the admission complexities and institutional atmosphere of most hospitals.

Many physicians and other health care providers who have a need for MRI services and equipment do not have the ability or desire to own their own equipment. As a result, such providers use outpatient MRI facilities such as the Centers for the following reasons, among others: (I) ability to receive comprehensive MRI services, including qualified technologists, equipment maintenance, insurance and equipment upgrades; (ii) desire to obtain quick access to MRI services; (iii) lack of sufficient scan volume to justify the capital cost of purchasing an MRI unit; (iv) desire to use an MRI unit to become familiar with MRI technology; (v) lack of financial capability to purchase an MRI unit, and (vi) inability to obtain required regulatory approval to purchase or operate an MRI unit.

In addition, many health care providers with sufficient patient utilization and resources to justify in-house MRI unit ownership prefer to use independent facilities such as IMI's Centers in order to: (i) obtain the use of an MRI system without capital investment; (ii) eliminate the need to recruit, train and manage qualified technologists; (iii) retain the flexibility to take advantage of all technological developments; (iv) avoid future uncertainty as to reimbursement policies, and (v) provide additional imaging services when patient demand exceeds in-house capacity.

Set forth below is information relating to IMI's Centers.

                                              Month and Year
      Center              Location           Service commenced
- ------------------   ---------------------   -----------------
Pine Island          Plantation, FL          December 1986
North Miami Beach    North Miami Beach, FL   January 1988
Boca Raton           Boca Raton, FL          November 1988
South Dade           Miami, FL               December 1989
Oakland              Oakland Park, FL        January 1990
San Juan             San Juan, PR            October 1990
Arlington            Arlington, VA           December 1990
Kansas City          Overland Park, KS       October 1991
Orlando              Orlando, FL             September 1992

In addition, IMI operates Physicians Outpatient Diagnostic Center, Ltd., a multi-modality diagnostic center, located in Plantation, Florida.

The decision to refer a patient to one of IMI's facilities generally begins with the treating physician, HMO/PPO or other health care provider. IMI is then responsible for patient scheduling and billing the patient or third party payor directly. IMI also arranges for board-certified radiologists to interpret IMI's scans and returns the test results to the referring physician. IMI is not itself engaged in the practice of medicine.

Each Center generally has a full-time staff of seven to eleven employees, typically consisting of MRI technicians, file clerks, a marketing representative, a transcriptionist, one or more receptionists and a center administrator. IMI's Centers are open at such hours as are appropriate for the local medical community. Most are open from 7:00 a.m. to 9:00 p.m. each weekday, and many of the Centers offer extended evening and weekend hours.

Each Center is supervised by a center administrator. Each Center charges patients a fee for providing MRI studies on a per procedure or per study basis. IMI pays radiologists providing diagnostic readings of a Center's MRI scans.

IMI markets its services through open houses, lectures, symposia, direct mail and individual visits to area physicians. Each Center uses one or more marketing representatives, the Center's administrator and certain radiologists who interpret IMI's scans to market its services to the local medical community, while IMI's national accounts manager focuses on managed care providers and third party payors.

The profitability of IMI is based substantially on the degree to which IMI can utilize its equipment. IMI believes that a typical center must generally average eleven to thirteen scans per day before its revenue exceeds its expenses and that, as new referring physicians and other customers become familiar with MRI technology and its applications, their rate of usage generally increases. However, to the extent that competitive pressures and third party reimbursement rates have a downward effect on IMI's revenue, the number of daily scans necessary to operate profitably will have to increase.

Government Regulations

The operation of MRI centers is subject to numerous government regulations on both a Federal and state level. Since IMI provides services to patients on Medicare and Medicaid, it is subject to numerous regulations affecting such services. In addition, each state has its own regulations which may impact IMI's operations, including regulations dealing with the corporate practice of medicine, the referral of patients and the requirements for a certificate of need. IMI believes that it is in compliance in all material respects with applicable regulations and that the acquisition by IMI of the Centers was made in compliance with applicable laws.

Competition

The health care industry, including the market for MRI diagnostic imaging services, is highly competitive and IMI anticipates that competition, particularly for patient referrals, will intensify in substantially all of the areas in which the Centers are located. IMI competes with other MRI centers as well as regional hospitals and medical centers which also offer such services. To a lesser extent, IMI competes with mobile MRI service providers. Because of the cost of equipping and staffing an MRI center, MRI is rarely offered by a sole practitioner or by a small group practice or by a large group practice that does not have a substantial demand for such services. Each of IMI's Centers is dependent upon referrals from local physicians as well as from health maintenance organizations and other providers. IMI believes that hospitals are its most significant competitors and have certain competitive advantages, including their established community position, physician loyalty and convenience for physicians making rounds at the hospitals. Competition is based upon such factors as the reputation of the Center and reliability of the physicians who read the MRI scans, the fees charged, the Center's participation in an insurance or health plan which covers the patient, the ability to offer up-to-date MRI equipment, the convenience to the patient in terms of both proximity to the patient and the hours of service. MRI believes that its services are competitive with those offered by others in the area serviced by its Centers.

Employees

As of December 31, 1995, IMI had 165 employees, 128 of whom were involved in Center operations, 12 of whom were involved in sales and marketing, 12 of whom were executive and management and 13 of whom were involved in billing and other administrative activities. None of IMI's employees are represented by a labor organization, and IMI believes that its employee relations are good.

ELECTRO-MECHANICAL AND ELECTRO-OPTICAL PRODUCTS MANUFACTURING

Sequential Electronic Systems, Inc.

Sequential is engaged in the manufacture and marketing of various electro-mechanical and electro-optical products. The principal products manufactured by Sequential are optical encoders, encoded motors and limit programmers.

Optical Encoders - Optical encoders are utilized in almost every manufacturing process where measurement is required as a part of the manufacturing process. Optical shaft angle encoders, like those produced by SES, are the types of encoders used in such manufacturing processes. SES furnishes encoders to the military for such applications as the launch systems for the Patriot Missile Defense System used in "Desert Storm". SES also furnishes encoders used in the latest state of the art NEXRAD weather system. High resolution encoders are also used as part of a telemetric tracking antenna for the National Aeronautics and Space Administration ("NASA").

Encoded Motors - Encoded motors are used as a tape drive motor for use in state of the art instrumentation tape recorders. These recorders are used by the government in anti-submarine warfare detection systems and are utilized in seismic measurement recordings as well as other classified applications where the data reproduction is extremely critical.

Limit Programmers - Limit programmers are utilized to replace mechanical CAM sequencing systems for the manufacture of various consumer products.

S-Tech, Inc.

S-Tech, Inc. ("S-Tech") is a design and manufacturing facility which has two unique and specialized product lines which consist of, specialized vending machines and avionics equipment. Specialized vending is used to describe a vending product which includes sophisticated electronic circuitry and or computer software. The vending products presently being manufactured under contract include prepaid telephone debit card machines, bill payment centers, information kiosks and stamp machines.

Avionics Equipment - The Avionics equipment manufactured by S-Tech consists primarily of various cockpit instruments and oil pressure transmitters. The majority of these products require a qualified product list designation ("QPL"). The QPL list consists of qualified products, with a limited number of approved sources, which are purchased by the Department of Defense, contractors and subcontractors. In many instances this QPL designation places the company in highly advantageous competitive position as it pertains to government contracts by limiting the number of qualified bidders. In addition, S-Tech responds to "build-to-print" solicitations which are subject to competitive bidding. These products are manufactured in accordance with drawings and data packages provided by the Department of Defense or other procuring agencies.

Specialized vending machines - In the vending line S-Tech designs, manufactures and markets stamp machines and stamp booklet machines, token vending machines and is designing and marketing vending machines for other specialty uses, including a pre-paid telephone calling card. The Prepaid Telephone Calling Card Vending Machines are presently in production. S-Tech is under contract to manufacture a Self Service Bill Payment Machine for Consolidated Edison of New York and an Information Kiosk, as a subcontractor to Objectsoft Corporation, for the City of New York.

As a manufacturer of products purchased by the Department of Defense or its contractors, S-Tech is subject to the provisions of the procurement regulations of the Department of Defense. These regulations generally provide the government with the right to terminate the contract for the convenience of the Department of Defense, and, in certain cases may include provisions for renegotiation. The Department of Defense also has regulations pursuant to which the Department may inspect a contractor's or subcontractor's manufacturing facilities. Such an inspector is present at S-Tech's facility on a regular basis. In addition, certain products may be subject to export restrictions, which require obtaining a permit before making any sales to non-United States purchasers.

AUDIO VISUAL MANUFACTURING AND SERVICES

WWR Technology, Inc.

WWR Technology, Inc. ("WWR") was acquired in May 1995 in connection with the acquisition of Trans Global Services, Inc. WWR was originally incorporated in 1992 for the purpose of acquiring the professional products business segment of the Klipsch(tm) loudspeaker line from Klipsch and Associates, Inc. ("KA"). WWR acquired the inventory, tooling, equipment and certain licenses from KA as part of such purchase. The predecessor to KA was founded in the mid 1940's by Paul W. Klipsch and has established itself as a leader in loudspeaker design and innovation. KA's primary market traditionally has been the home high fidelity loudspeaker business. Concurrently, it has developed a reputation as a manufacturer of rugged, well designed loudspeakers for the professional, commercial and theater sound markets. The acquisition of the Klipsch(tm) Professional product line gives WWR one of the most long-established and, WWR believes, recognizable brand names in the industry. After WWR's acquisition of the Klipsch(tm) professional loudspeaker line from KA, KA continued to manufacture products and provide other related services to WWR pursuant to a manufacturing agreement between WWR and KA. In August 1994, WWR entered into a lease for a manufacturing facility in Hope, Arkansas and between August and October 1994 moved all of its manufacturing and related services into the newly leased facility. In connection with the completion of this move, the manufacturing agreement with KA was terminated; however' KA continues to supply certain component parts to WWR.

The nature of WWR's business is to market and sell loudspeakers and related products to the professional audio market. The professional audio market is defined as any application for loudspeakers other than those used for home and automotive entertainment purposes. Generally, this is a definition of the difference between "home entertainment" and commercial sound reproduction. As part of the future development of commercial sound reproduction, WWR believes that the application of digitally controlled and processed signals to control and enhance the performance of professional loudspeakers will become a significant factor in the marketplace. WWR believes it has access to the resources needed, on an as-needed contractual basis with original equipment manufacturers, to successfully develop these products although there can be no assurance that it will be able to do so.

Sales, Markets and Marketing

Products are sold through a network of domestic and international independent manufacturers' representatives who are compensated on a commission basis to retailers, distributors, sound contractors installers and occasionally to end users. WWR assumed the responsibility for international sales from KA in the spring of 1993, and such sales currently constitute a significant portion of WWR's total sales. For the 12 months ended December 31, 1993, 1994 and 1995 international sales constituted approximately 20%, 23% and 25% of total sales, respectively. International sales are made to appointed distributors in individual countries and the distributors resell and service the products within their respective countries.

The Markets for the products include, but are not limited to: contractor installation of sound systems, paging systems, musical instrument sound re-enforcement, public address, concert sound, fixed installation, touring sound, theater and sound re-enforcement. End users of the products include: churches, synagogues, stadiums, concert halls, restaurants, schools, musical performers, movie theaters and all other applications where information and/or entertainment is presented to the public in a commercial venue.

The contractor installation market is comprised of customers of WWR. These customers bid on installation of audio systems based on specifications provided by acoustical consultants in the process of designing or renovating commercial properties, restaurants, nightclubs, churches, concert halls, stadiums and other similar buildings. The requirements for each project vary according to the need and purpose of the facility and the sound systems and the types of loudspeakers range from small speakers for simple paging systems to very large speakers for concert halls, theaters or stadiums. WWR sees this market as having significant growth potential for its products and has developed and continues to develop products targeted to the various needs of this market.

The musical instrument market include retail sale of products to professional and amateur musicians. Loudspeakers in this market have two general purposes:
(1) the reproduction of amplified or electronic instruments, and (2) the re-enforcement of voice and acoustic instruments. A portion of WWR's product line is targeted specifically to this product and the product line for this market has been expanded by WWR with new loudspeakers introduced in 1994 and plans to continue to introduce additional new products in 1995.

The motion picture theater market has improved over the past few years as a result of the increase in the number of motion pictures including digital film sound tracks. Digital based sound reproduction systems were subsequently introduced in motion picture theaters and while there has been little new construction of movie theaters, the current trend is to upgrade the sound reproduction systems in current theaters. WWR is upgrading its motion picture product line to meet the needs of this market. The concert and touring sound market is comprised of two segments: (1) the tours of the "big" name entertainers handled by major international touring sound companies, and (2) the smaller regional or national sound companies that provide services to lesser known performers and events. While there are significant sales in the major international touring sound companies market as a whole, the loudspeaker portion is dominated by the proprietary enclosure (cabinet) designs of the large touring sound companies using the raw frame components made by original equipment manufacturers ("OEMs"), including WWR. WWR has a number of raw frame component drivers that have significant potential in this market. Success in this portion of the market must be viewed as a marketing tool; by having its products selected for use on major tours, WWR has the opportunity to be associated with the success of the tour and/or the artist. The smaller regional touring companies represent a greater opportunity for WWR as these customers are not as likely to be building their own enclosures and, therefore, purchase whole speaker systems.

New products

WWR is engaged in market research to determine the specific needs of the end user so as to develop new market oriented products. Two new trapezoidal shaped loudspeakers have been introduced for use in various commercial applications. Currently under development are the following: a new line of loudspeakers designed for the musical instrument market, two new medium format
(size) horns for use in fixed installations and updating of the motion picture product line utilizing newly developed components. A line of loudspeakers designed for the musical instrument market were put into production and became available for purchase in October 1994 and it is expected that the new construction techniques and materials for this line of loudspeakers will enable WWR to achieve higher gross profit margins.

Competition

The industry is comprised of a large number of competing manufacturers, the majority of which are of little overall impact in the market. Generally, the smaller firms specialize in selected portions of the market as opposed to offering a wide array of products. However, there are two dominant competitors in the overall professional loudspeaker industry - Harmon International Industries, Inc. (Harmon) which owns a number of product lines including JBL and Mark IV industries, Inc. which owns Electro Voice (EV), Altec Lansing (Altec) and University Sound (University). Other competitors include, but are not limited to, Bose Corporation, Peavey Electronics, Inc., Apogee Sound, Inc., Meyer Sound Laboratories, Inc. and Eastern Acoustic Works, Inc. WWR provides high quality products for all segments of the market but, due to the relatively smaller size of the product line offered by WWR, it is not able to compete with JBL and EV on a model by model basis. It is the plan of WWR to continue niche marketing, while expanding is product offerings as business conditions allow. WWR's general pricing policy and distribution is to offer its high quality products at competitive prices and to limit the distribution of Klipsch(tm) Professional products to a selected group of retail and contractor customers. By doing so, WWR is able to position Klipsch(tm) Professional as a "limited distribution" product line offering the contractor and retailer the opportunity to differentiate themselves in the range of products they offer and to further enhance their profit margins by offering products that are not as easily "shopped for price".

Licenses

As part of the purchase of substantially all of the assets of the Klipsch(tm) Professional loudspeaker business from KA, WWR received a non-exclusive trademark license for the use of KA's trademark "Klipsch(tm)" in conjunction with various professional loudspeaker products ("Licensed Products") provided that the trademark is used only in combination with the terms "Professional Loudspeakers," "Professional Products," "Pro Loudspeakers," Pro Products" or a similar designation pre-approved by KA. WWR also has agreed to indicate that "Klipsch(tm)" is a registered trademark of KA. The licenses are world-wide and royalty free, and KA has agreed not to grant licenses and/or otherwise permit others to use in the professional market the trademarks and certain design patents licensed to WWR. However, the licenses are terminable if WWR defaults in certain of their respective obligations to KA, becomes bankrupt or insolvent or reorganizes or ceases to use the "Klipsch(tm)" trademark for 18 or more consecutive months. The loss of these licenses would effectively eliminate the ability of WWR to continue to sell under the Klipsch(tm) Professional brand, however it would not prohibit WWR from seeking other professional loudspeaker products to distribute through its distribution network. WWR believes that WWR's relationship with KA is good, there can be no assurance that there will be no future developments which will cause a termination of the licenses.

Employees

As of December 31, 1995 WWR had 35 employees, 23 of whom were involved in production, 3 of whom were involved in sales and marketing, 1 was involved in research and development, 3 were involved in technical support and maintenance and 5 were involved in administration and management. None of WWR's are represented by a labor organization, and WWR believes that its employee relations are good.

MEDICAL INFORMATION SYSTEMS

Netsmart Technologies, Inc.

Netsmart Technologies, Inc. was formed in September 1992 under the name Medical Services Corp., a holding company, whose operations were conducted by its wholly-owned subsidiary, Carte Medical Corp. In October 1993, Medical Services Corp. merged its subsidiary into itself and changed its name to Carte Medical Corporation. In June 1995, Carte Medical Corporation's name was changed to CSMC Corporation, and in February 1996 CSMC Corporation's name was changed to Netsmart Technologies, Inc.

Substantially all of Netsmart's revenue through December 31, 1995 was generated by it's health information systems and related services which are marketed by it's subsidiary Creative Socio-Medics Corp. ("CSM") which was acquired by Carte Medical Holdings, Inc. ("Holdings") from a nonaffiliated party in June 1994. In September of 1995 the stock of CSM was transferred by Holdings to Netsmart. Netsmart offers these systems and related services to specialty care health organizations and entitlement programs in the United States.

Netsmart Technologies, Inc. ("Netsmart") develops, markets and supports computer software designed to enable organizations to provide a range of services in a network computing environment. A network computing environment is a computer system that provides multiple users with access to a common database and functions. A network system can be a local system, such as a local area network, known as a LAN, which operates within an office or facility, or a distributed system which provides simultaneous access to a common data base to many users at multiple locations.

There are typically three parties in Netsmart's network systems - the sponsor (the party that maintains the data base, and may be a managed care organization, a university or a financial institution), the users (the users are the individuals who use the system, and may be the subscribers of a managed care organization, the students at a university or the bank card or credit card holders of a financial network) and the service providers (the service providers are those who provide goods or services to the users, and may be physicians, pharmacies, banks and merchants who provide goods, services or funds to bank card or credit card holders).

Netsmart has developed proprietary network technology utilizing smart cards which it markets in the health care, financial and education fields as the CarteSmart System.

A smart card is a plastic card about the size of a standard credit card which contains a single embedded microprocessor chip with both data storage and computing capabilities. The smart card software provides access to the information stored in the chip, the ability to update stored information and includes security elements to restrict unauthorized access to or modification of certain information stored on the card utilizing a smart card reader system. The smart card reader system and the software provides the ability to include information on both the smart card and the organization's computer system. Netsmart also supplies network applications which use telecommunications rather that than smart cards to obtain access to and manage data.

Health Information Systems and Services

Since the acquisition of CSM, Netsmart has offered its customers a range of products and services principally based open the health information systems which were developed and marketed by CSM prior to the acquisition. Users typically purchase one of the health information systems, in the form of a perpetual license to use the system, as well as contract services, maintenance and third party hardware and software which Netsmart offers pursuant to arrangements with the hardware and software vendors. The contract services include project management, training, consulting and software development services, which are provided either on a time and materials basis or pursuant to a fixed-price contract. The software development services may require CSM to adapt one of its health information systems to meet the specific requirements of the customer.

Although the health information systems constituted the basis of CSM's business, revenue from the license of such systems has not represented a major component of its revenues. The typical price for a license for CSM's health information systems ranges from $10,000 to $30,000. During the years ended December 31, 1995, 1994 and 1993, CSM installed health information systems with eleven, thirteen and twelve customers, respectively. Revenue from the licensing of such systems represented approximately $162,000, $375,000 and $135,000, in the years ended December 31, 1995, 1994 and 1993, respectively, accounting for approximately 22%, 74% and 5% of revenue for such periods.

Netsmart offers software systems developed by CSM which are designed to meet the requirements of providers of long-tern specialty care treatment. Certain of its systems were developed to meet the requirements of Federally funded target cities projects and is installed in Baltimore, Los Angeles, Atlanta and Cuyahoga County (Cleveland), Ohio.

A customer's purchase order may also include third party hardware or software. For the years ended December 31, 1995, 1994 and 1993, revenue from hardware and third party software accounted for approximately $2.0 million, $900,000 and $1.0 million, representing 26.7%, 18.1% and 19.6%, respectively, of revenues in such periods.

In addition to its health information systems and related services, CSM offers specialty care facilities a data center, at which its personnel perform data entry and data processing and produce operations reports. These services are typically provided to smaller substance-abuse clinics. During the years ended December 31, 1995, 1994 and 1993, CSM's service bureau operation generated revenue of approximately $1.7 million, $1.6 million and 1.7 million, respectively, representing approximately 23.6%, 32.5% and 33.6% of CSM's revenues for such periods. The largest user of the service bureau is the State of New York Office of Alcohol and Substance Abuse Services, which uses CSM's service bureau to maintain its statewide database of methadone users, however, such customer accounted for less than 4% of CSM's revenues in the years ended December 31, 1995, 1994 and 1993. Netsmart intends to augment the marketing effort for the service bureaus, although no assurance can be given that such operations will continue to be profitable.

Maintenance services have generated increasing revenue and are becoming a more significant portion of CSM's business. Since purchasers of health information system licenses typically purchase maintenance service. Maintenance revenue increases as new customers obtain licenses for its health information services. Under its maintenance contracts, which are executed on an annual basis, CSM maintains its software and provides certain upgrades. Its obligations under the maintenance contract may require CSM to make any modifications necessary to meet new Federal reporting requirements. CSM does not maintain the hardware and third party software sold to its customers.

The CarteSmart System

Netsmart's CarteSmart System software was designed to operate on industry-standard computer networks and smart cards. A smart card is a plastic card the size of a standard credit card which contains an embedded microprocessor chip. The card has data storage and computing capabilities and the smart card software includes security elements to restrict unauthorized access to or modification of certain information contained on the card. A smart card may also include a magnetic stripe to allow it to be used in networks that do not include smart card functionality. The smart cards are designed to be issued only by the sponsor organization, such as a managed care organization, specialty care facility, administrator of an entitlement program or other similar organization, a university or a bank or credit card organization.

The CarteSmart software consists of components which allow Netsmart to develop network applications for sponsors with less effort that would be required if those network applications were developed from scratch. The CarteSmart software consists of an Application Program Interface ("API") and an API Generator which shows fast customization of the API for specific network applications. The API is a set of software modules that provide the common functions required to support a computer network using smart cards. By using the API, Netsmart or a sponsor may develop network systems more quickly than if all of the software necessary to Implement the network were custom written for a particular network application. The API Generator is a tool developed by Netsmart that it designed to allow Netsmart or a network sponsor to develop a custom API for a particular network and reduce the effort required to build network systems.

The CarteSmart System is designed to operate on file servers and personal computers which utilize the DOS, Windows 3.1, Windows 95, Windows MT or UNlX operating systems, depending upon the application. The software used in the smart card can be used or adapted for use in most commercially available smart cartSmart cards generally meet international standards and are considered commodity products, although each manufacturer has its own software to interface with a computer. Accordingly, Netsmart believes that a manufacturer would provide any necessary assistance in order to market its cards.

Although Netsmart's CarteSmart System software has general applications, its experience with each of its four CarteSmart clients reflects a need to customize the software to meet the specific need of the client. Although the customization need not be significant, each user has its unique requirements that must be met. These requirements may include the need to enable the CarteSmart System to interface with the client's existing systems to the development of a range of software products to meet needs which are not presently being served.

Netsmart's initial applications were designed to meet the needs of managed care organizations and entitlement programs, and Netsmart developed a smart card interface to its health management systems. Each time a patient visits a participating health care provider, the health care provider adds to the patient's data base information concerning the visit, including the date, procedures performed and diagnosis. At the time of the first visit to a participating physician, the physician enters information relating to the diagnosis and treatment given on that visit together with such information relating to chronic conditions, such as allergies and medication, as the physician deems important. Netsmart does not anticipate that the health care provider will be expected to include information relating to earlier diagnosis or treatment; however, the organization which provides the smart card may require additional information to be input at the initial visit. This information is input into the patient's smart card and may also be transmitted to the managed care organization's central data base, where, unless dissemination of such information has been restricted by the patient other health care providers will have access to the information. The health care provider can read information from, and write information onto, the smart card through a card interface device, which is standard computer peripheral equipment readily available from composer outlets and can be easily connected to a personal computes. The information transferred to the smart card is first input by the health care provider on a computer and includes the date of service, diagnosis, treatment including any prescribed medication, and any other information which the health care provider determines.

At the time of the visit, The health care provider inputs the standard codes for use diagnosis and procedures performed. Errors in inputting the diagnosis and the procedure code delay payment or affect the amount of payment. The SmartCard System can be integrated with the health care provider's existing practice management system, without incurring any additional personnel. The CarteSmart System software has integrated within it an easy to use diagnosis and procedure code look-up capability, as well as error checking and other safeguards which assist the health care provider in inputting the proper codes based upon normal medical terminology.

The smart card stores only a limited amount of information, and is intended to reflect current medical conditions and not a record of medical treatment from birth. When the storage capacity of the card, which is equivalent to approximately ten typed pages, is reached, items are deleted on a chronological basis, with the earliest items being deleted first, although there is an override procedure by which certain crucial medical information, such as allergies and chronic conditions, can be retained, regardless of the date when the patient was diagnosed or treated for the condition. The card also includes information on each prescription which the patient is taking. A smart card is different from a magnetic stripe card, such as is used at Virginia Commonwealth University ("VCU"), in that it has an updatable data storage capacity, which a magnetic stripe card does not.

To date, Netsmart has licensed its CarteSmart software in conjunction with pilot projects for San Diego County and the Albert Einstein School of Medicine, which involved the issuance of smart cards to approximately 1,200 mental health patients participating in the California MediCal Managed Care Initiative. Netsmart is presently negotiating for an expansion of the program to include substance abuse and acute care as well as mental health for the county's total health care population. Netsmart is also marketing its CarteSmant System to other entitlement programs and managed care organizations; however, except for the pilot project in San Diego County, Netsmart has not entered into any agreements with any such organizations, and no assurance can be given that Netsmart will enter into any such agreements.

In November 1995, Netsmart entered into an agreement with the Albert Einstein School of Medicine to add the CarteSmart System to its existing system to provide smart card network capabilities for use in its clinics and out-patient facilities. Installation of the smart card network is scheduled for the second quarter of 1996. Netsmart is presently customizing the CarteSmart health care application software to meet the requirements of the Albert Einstein School of Medicine, including the ability to interface with its present computer systems in addition to the health information system licensed from Netsmart.

During 1995, Netsmart commenced marketing its CarteSmart based products to markets other than the health care field. In July 1995, Netsmart entered into an agreement pursuant to which it installed a magnetic stripe identification system which uses CarteSmart technology to provide for the centralized issuance of a single card to all persons allowed access to the facility and its services. The card contains the individual's name, photo, signature and unique card identification number, which defines the holder's entitlement to food service and library services. Approximately 20,000 students are using the system. Netsmart is negotiating with respect to an agreement to expand the program to support additional services, however, no assurance can be given that the program will be expanded. A magnetic card differs from a smart card since it does not have an independent updatable data storage capability. Netsmart believes that a major market for its smart card technology is the financial services industry, including banks and credit card issuers. Commencing in May 1995, Netsmart entered into a series of letter agreements with IBN for services and CarteSmart software licenses for the implementation of a satellite based distributed network of automatic teller machines and off-line point of sale terminals using smart cards for the former Soviet Union. Netsmart is negotiating a definitive agreement to develop the system and license the system to IBN. IBN is a New York-based company which has rights to install such systems in the former Soviet Union. Netsmart's agreement with IBM is not contingent upon the success of IBN's installations in the former Soviet Union, although the extent of its revenues from royalties will be based on the number of cards issued and may be adversely affected by political developments in the former Soviet Union. The system being delivered to IBN includes Oasis Technologies IST/Share Financial Transaction System software and other third party software which Netsmart is integrating with its CarteSmart software to complete the IBN system. Through February 1, 1996, Netsmart has generated approximately $600,000 of consulting services revenue from IBN.

In developing the CarteSmart System for the financial services industry, Netsmart is using networking technologies that use telecommunications networks as well as smart cards. In addition, Netsmart, through a subsidiary, is purchasing the SATC Software, which processes retail plastic card transactions and merchant transactions. The purchase price is $650,000, of which $325,000 was paid by Netsmart and the remaining $325,000 is to be paid by Oasis, although Netsmart remains obligated for the balance if Oasis fails to make the payment. The SATC Software is designed to perform functions required by credit card issuers, including applications processing and tracking credit evaluations, credit authorization and the printing of statements. In the event the final payment is not made, the subsidiary will not acquire title. Netsmart has an agreement with Oasis pursuant to which Oasis is to make the remaining payments and it is negotiating an agreement with Oasis pursuant to which the subsidiary will become a joint venture corporation owned 50% by Netsmart and 50% by Oasis and/or its principals.

Markets and Marketing

Although the market for smart card systems includes numerous applications where a secure distributed data base processing system is important, CSM's initial marketing efforts were directed to the health and human services market, including managed care organizations and entitlement programs. In the United States alone, CSM believes that there are presently more than 75 million persons who participate in managed care programs, which are sponsored by almost 600 organizations or health insurers. Because of the relationship between the organization and the participating medical care providers and patients, the organization can institute a smart card system without the need for CSM to conduct a separate marketing effort directed at the medical care providers. Although independent health insurers which do not operate a managed care organization may, in the future, be a market for a smart card system, because the relationship between the insurer and the medical care provider is different from that of the managed care organization and its participating medical care providers, CSM is not treating independent insurance companies as a market for the CarteSmart System, and no assurance can be given that it will ever become a market for the system.

The market for CSM's health information systems and related services is comprised of various providers of specialty care involving long-term treatment of a repetitive nature rather that short-term critical care, such as medical and surgical hospitals or clinics. CSM believes that there are approximately

15,000 providers of such treatment programs in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies. Of these facilities, approximately 200 are customers of CSM.

Netsmart believes that the acquisition of the CSM business and assets complements its CarteSmart business and personnel. Following the acquisition, Netsmart developed the graphical and smart card interface to the CSM health information system and commenced a marketing effort directed to the Netsmart's customer base. The two smart card agreements, San Diego County and the Albert Einstein School of Medicine, represent amendments to existing contracts to include smart card services.

Netsmart's health information systems are marketed principally to specialized care facilities, many of which are operated by government entities and include entitlement programs. During the years ended December 31, 1995, 1994 and 1993, approximately 54%, 49% and 47%, respectively, of CSM's revenues was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience.

For the year ended December 31, 1995, one customer accounted for more than 5% of Netsmart's revenue. The State of Colorado generated revenue of approximately 1.4 million, representing 18.5% of revenue for the year. At January 31, 1996, this contract was substantially completed. Percentage of completion is based on the percentage of work performed by such date. CSM's largest customer for 1994 was Cuyahoga County (Cleveland) Ohio, from which CSM recognized revenue of $250,000, or 7.0% of revenue. During 1993, CSM had two customers which accounted for at least 5% of its revenue. Its largest customer for 1993 was the City of Baltimore, which entered into a contract with CSM for approximately $8OO,000 for software licenses and various contract services, maintenance, hardware and software. CSM's revenue from the Baltimore contract accounted for $312,000, or 63% of revenue, in 1993. The contract was completed in July 1994, and revenue from the contract in 1994 was substantially less than such revenue was in 1993. A contract with the City of Los Angeles accounted for 52% of revenue for 1993.

Netsmart believes that the CarteSmart software has applications beyond the health and human services market and is seeking to market the software to educational institutions and in the financial services industry. In April 1995, Netsmart entered into a joint marketing agreement with Oasis, pursuant to which each company markets the software of the other company. Oasis, an independent software developer, has developed and markets a transaction processing system, known as IST/Share, designed for high volume users in the financial services industry. Mr. Storm R. Morgan, a director of and consultant to Netsmart, is an officer of, and has an equity interest in Oasis. Netsmart believes that its agreement with Oasis will enhance its ability to market and introduce its product to the financial services industry where Oasis has an existing client base.

Netsmart may enter into negotiations with other companies which have business, product lines or products which are compatible with Netsmart's business objectives. However, no assurance can be given as to the ability of Netsmart to enter into any agreement with such a company or that any agreement will result in licenses of the CarteSmart System.

At December 31, 1995, Netsmart had a backlog of orders, including ongoing maintenance and data center contracts, in the aggregate amount of $4.2 million, substantially all of which are expected to be filled during 1996. Such orders and contracts relate to health information sales and services.

Netsmart's sales force is comprised of three full-time sales representatives, as well as Mr. Leonard M. Luttinger, chief operating officer, John F. Phillips, president of CSM, and SMI, a consultant to Netsmart. Mr. Storm R. Morgan's services include activities relating to the marketing of the CarteSmart System to industries outside of the medical field. His present efforts are devoted principally to the financial services industry. In addition Mr. Luttinger and other members of Netsmart's technical staff are available to assist in market support, especially for proposals which contemplate the use of smart card transaction processing networks.

Product Development

Netsmart is continuing the development and enhancement of the CarteSmart System, and six of its employees are engaged in such activities, for the year ended December 31, 1995 and the year ended December 31, 1994, research and development expenses were $699,000 and $367,000, respectively, representing a 90.4% increase. The increase reflects research and development for smart card and related products and the graphical interface for Netsmart's health information systems. Netsmart intends to expand its development activities following completion of its public offering of stock. Netsmart intends to develop a product based on both the SATC Software and its own technologies including the CarteSmart System, and to develop a network support tool for the financial services industry. The proposed enhancements include an increased language capability so that it can be multilingual, an interface with the CarteSmart System and an interface with Oasis' IST/Share, which is a transaction processing system for high volume users in the financial services industry.

Competition

Netsmart is in the business of licensing software to entitlement programs and managed care organizations, specialty care institutions and other major computer users who have a need for access to a distributed data network and marketing health information systems software to specialty care organizations. The software industry in general is highly competitive, in addition, with technological developments in the communications industry, it is possible that communications as well as computer and software companies may offer similar or compatible services. Although Netsmart believes that it can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other companies, including major computer and communications companies have the staff and resources to develop competitive systems, and users, such as insurance companies, have the ability to develop software systems in house. Because of the large subscriber base participating in the major managed care organizations, the inability of Netsmart to license any such organizations could have a materially adverse effect upon its business. Furthermore, various companies have offered smart card programs, by which a person can have his medical records stored and software vendors and insurance companies have developed software to enable a physician or other medical care provider to have direct access to the insurer's computer and other software designed to maintain patient health and/or medication records. The market is very cost sensitive. In marketing systems such as the CarteSmart System, Netsmart must be able to demonstrate the ability of the network sponsor to provide enhanced services at lower effective cost. Major systems and consulting vendors, such as Unisys, AT&T Corp. and Andersen Worldwide may offer packages which include smart cards and other network services. No assurance can be given that Netsmart will be able to compete successfully with such competitors. Netsmart believes the health insurance industry is developing switching software to be used in transmitting claims from health care providers to the insurers, and insurers or managed care organizations may also develop or license or purchase from others the software to process such clams, which would compete with certain functions of the CarteSmart System. The health information systems business is highly competitive, and is serviced by a number of major companies and a larger number of smaller companies, many of which are better capitalized, better known and have better marketing staffs than Netsmart, and no assurance can be given that Netsmart will be able to compete effectively with such companies. Major vendors of health information systems include Shared Medical Systems Corp. and HBO Corp. Netsmart believes that price competition is a significant factor in its ability to market its health information systems and services, and was a factor in the decline in CSM's revenue from 1992 to lower levels in 1994 and 1993, although such revenue increased during 1995.

Netsmart also faces intense competition as it seeks to enter the education and financial services markets. Competition for the education market includes not only major and minor software developers, but credit card issuers and telecommunications companies. In marketing its CarteSmart-based products to educational institutions, Netsmart can focus on the benefits to the university of providing an all-purpose card to ease administration and reduce costs. Major credit card issuers and communications companies, such as American Express, AT&T and MCI, can offer similar services by permitting the university to link their cards with the university's services. Such organizations can also use these marketing efforts so a part of their overall corporate marketing strategy to familiarize the students with their particular cards and services in hopes of attracting the students as a long-term user of their cards and services. As part of a marketing plan, rather than a profit center, such card issuers may be able to offer the universities services similar to Netsmart, but at a lower cost to the university. In this context, it is possible that, unless Netsmart can enter into a marketing arrangement with a major card issuer or telecommunications company, Netsmart may not be able to compete successfully in marketing its CarteSmart products to educational institutions.

The financial services industry is served by numerous software vendors. In addition, major banks, credit card issuers and other financial services companies have the resources to develop networking software in house. At present, most financial institutions use magnetic stripe cards rather than smart cards. Netsmart believes that its CarteSmart System together with the SATC Software and its joint marketing agreement with Oasis, which presently serves the financial services industry, will assist Netsmart in selling and licensing its products and services in the financial services industry. However, to the extent that smart cards become more important in the financial services industry, more companies in the financial services industry, as well as the major computer and software companies, all of whom are better known and substantially better capitalized than Netsmart, and numerous smaller software developers, are expected to play in increasingly active role in developing and marketing smart card based products. No assurance can be given as to the ability of Netsmart to compete in this industry.

Government Regulations

The Federal and state governments have adopted numerous regulations relating to the health care-industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although Netsmart's business is aimed & meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs, cannot be predicted. Any change in, the structure of health care in the United States can have a material effect on companies providing services, including those providing software. Although Netsmart believes that one likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, which is the market to which Netsmart is seeking to license its CarteSmart System. No assurance can be given that Netsmart's business will benefit from any changes in the industry structure. Even if the industry does evolve toward more health care being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government sponsored programs and less privately run organizations, Netsmart's business may be adversely affected. Furthermore, to the extant that each state changes its own regulations in the health care field, it may be necessary for Netsmart to modify its health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, and no assurance can be given that Netsmart will be able to generate revenues sufficient to cover the costs of developing the modifications.

A substantial percentage of CSM's business has been with government agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including economic and budgetary problems affecting the local area, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed. In addition, contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience.

Intellectual Property Rights

he CarteSmart System is a proprietary system developed by Netsmart, and its health information system software is proprietary software developed by CSM. Netsmart has no patent rights for the CarteSmart System or health information system software, but it relies upon non-disclosure and secrecy agreements with its employees and third parties to whom Netsmart discloses information. No assurance can be given that Netsmart will be able to protect its proprietary rights to its system or that any third party will not claim rights in the system. Disclosure of the codes used in the CarteSmart System or in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a materially adverse affect upon Netsmart, even if Netsmart is successful in obtaining injunctive relief, and no assurance can be given that Netsmart will be able to obtain injunctive relief. Furthermore, Netsmart may not be able to enforce its rights in the CarteSmart System in certain foreign countries.

Prior to joining Netsmart, Messrs., Leonard M. Luttinger and Thomas L. Evans, chief operating officer and vice president, respectively, of Netsmart, were employed by Onecard Corporation ("Onecard"), a corporation which was engaged in the development of smart card technology. Netsmart developed its CarteSmart technology independent of Onecard, and no Onecard technology was incorporated in the CarteSmart technology.

Source of Supply

Since Netsmart does not provide any of the hardware or the smart cards it is the responsibility of the licensee to obtain the hardware smart cards and other supplies. Netsmart's software operates on computer hardware and smart cards manufactured by a number of suppliers.

Potential Business Agreements

Following completion of it's anticipated public offering in 1996, Netsmart may enter into joint ventures, acquisitions or other arrangements, such as joint marketing arrangements and licensing agreements, which Netsmart believes would further Netsmart's growth and development. In negotiating such agreements or arrangements, Netsmart anticipates that such agreements would he based upon the manner in which Netsmart's business can be expanded, the extent to which either Netsmart's technology can be introduced or developed in fields not then being addressed by Netsmart or the extent to which additional channels can be developed for Netsmart's products and technology. Netsmart is a participant in a joint marketing vehicle by which Netsmart's products can be marketed by other parties to the marketing arrangement, including IBM, and Netsmart would have access to customers of the marketing partners. Netsmart's proposed joint venture with Oasis to purchase the SATC Software and its joint marketing agreement with Oasis are other examples of such agreements. Although Netsmart is engaged in negotiations and performing its due diligence investigations, with respect to a potential acquisition, Netsmart has not entered into any letters of intent or agreements with respect to any such arrangements or transactions. Furthermore, no assurance can be given that any agreement which Netsmart enters into will generate any revenue to Netsmart. To the extent that Netsmart enters into an agreement with an affiliated party, the terms and conditions of such agreement will be on terms at least as favorable to Netsmart as those Netsmart could achieve in negotiations at arm's length with an independent third party. If any such agreement is with an affiliated party, Netsmart will seek the approval of a majority of the directors who have no affiliation with the other party.

Employees

As of December 31, 1995, Netsmart had 72 employees, including five executive, seven marketing and marketing support, 54 technical and six clerical and administrative employees. The chief executive officer and the president of Netsmart devote only a portion of their time to the business of Netsmart. If a public offering is completed, Netsmart intends to hire additional personnel as needed.

THREE DIMENSIONAL PRODUCTS AND SERVICES

3D Technology, Inc.

3DT is engaged in the development and marketing of products based on three-dimensional imaging and digitizing technology. Three-dimensional digitizing is the process of constructing a digital image of an object. Three dimensional digitizing products are used in various phases of the development and manufacture of a product, including rapid prototyping, manufacturing of components and quality control. 3DT's scanning products can generate digitized images which can be input into computer assisted design or computer assisted manufacturing ("CAD/CAM") software systems.

3DT was founded to develop solutions using three-dimensional imaging technology in response to a perceived need by the manufacturing and metrology industries for products to enable them to develop and introduce new products and to improve the quality control and maintenance operations. As a result of developments in laser and other imaging technologies, it became possible in many instances for a manufacturer to design products more efficiently using three-dimensional imaging technology either by itself or combined with CAD/CAM systems. It also became easier to duplicate products for which the manufacturer did not have drawings of the molds. Similarly in metrology, which is the science of measuring, it became possible to determine rapidly whether a product or part meets the specifications and tolerances, either at the manufacturing facility at the time of production or in the field as part of continued maintenance.

CAD/CAM systems are software systems used to design products and to generate the necessary computerized instructions for the manufacture of an object in accordance with the computerized design. The resulting computer instructions can be translated into instructions for computerized numeric control ("CNC") or computerized measuring machines ("CMM") or stored as a data base for future reference. CNC equipment is manufacturing or milling equipment which is programmed to manufacture a part or component based on computerized instructions. The computerized instructions can be generated by either CAD/CAM systems or directly from scanning equipment. CMM equipment is used in quality control to ascertain whether the finished product conforms to the specification.

Rapid prototyping is the generation of a physical model of a product. The model can be either designed on a CAD system or produced from digital information generated by a scan of the object. Scanning equipment, such as 3DT's OpticaTM laser scanner, can generate a digitized image of an object in a form which can be input into a CAD program and modified in the CAD system to meet the design requirements of the manufacturer. The use of rapid prototyping systems is intended to reduce the development time of a product. Rapid prototyping systems are used in industries such as the automotive, aviation and medical fields which devote substantial resource to product design.

In the manufacturing process, a laser scanner can be mounted directly onto manufacturing equipment, principally CNC equipment, which uses the digitized information to generate an object having the same outside dimensions as the scanned object. In addition, in the same manner as rapid prototyping, the scanned image can be used as the basis for the further development of a product, and the data generated can be used either to make the product or to make the molds and dies used in the manufacture of the product. 3DT's Optical laser scanner is designed to enable a manufacturer to perform these functions.

Since the scanning operations generate a computer file setting forth the dimensions and other measurements of an object, this information can be used in quality control and maintenance to determine whether the object being scanned meets the required specifications and tolerances. 3DT's Lazer TracerTM is designed to be used by quality control and maintenance personnel to determine whether the finished product complies with the specifications.

3DT is the exclusive distributor in Europe and Israel of the SurfacerTM software product lines, which 3DT markets pursuant to an agreement with Imageware, Inc. ("Imageware"). The Surfacer software is designed to convert the mathematical information generated by a laser sensor or other imaging device into a useful computer format. While the digitized data can be input into and can be recognized by CAD/CAM systems, the image generated consists of lines and points, but does not show any surface or covering on the image. The Surfacer software converts the mathematical data into an image with a surface having the tension and other characteristics set by the user. Using Surfacer, the CAD/CAM system can project a three-dimensional image of the object as a completed product on the computer screen, and the operator of the system can work with the generated object.

3DT also distributes VisiCad and VisiCam software pursuant to an exclusive distribution agreement with Vero International Software Srl, an Italian corporation. VisiCad is a PC-based surface and solids modeling and design package which is used to create three-dimensional designs. VisiCam is a PC-based multi-axis, multi-surface, milling and turning and EDM CAM package which can use information generated by Surfacer or VisiCad to complete the manufacturing of a product.

In addition to the hardware and software products which 3DT markets, 3DT offers scanning and digitizing services for customers who do not require a scanning system but can use a folio which can be used in the customer's CAD/CAM systems or which can be input directly into the customer's CNC equipment.

3DT has completed the development of a foot digitizer, which is used to develop shoes and shoe-lasts for a person based upon the digitized image of his foot. 3DT has an informal agreement with a manufacturer of non-laser scanners, to develop an initial prototype of a foot digitizer. 3DT is discussing with four major shoe companies the potential of marketing the foot digitizer system for custom shoe and orthopedic shoe applications.

Three Dimensional Products and Services

Optical Laser Scanner and Lazer Tracer

3DT has developed two laser scanning products -- its Optical laser scanner which can be either mounted on CNC or CMM equipment or interfaced with CAD/CAM equipment, and its Lazer Tracer, which is a hand-held countour-measuring system designed to be used for quality control. The computerized instructions can be either generated by CAD/CAM equipment or directly from scanning equipment. 3DT introduced both the Optical laser scanner and the Lazer Tracer in spring 1994. However, 3DT has not generated any significant revenue from these products. The Lazer Tracer is based on certain patents ("GE patent rights") being acquired by 3DT from General Electric Company ("GE") pursuant to a January 1994 agreement. Pursuant to the agreement with GE, 3DT acquired four uncompleted prototypes for the Lazer Tracer and is required to complete the development of the prototypes and to deliver them to GE.

3DT's Optical laser sensor takes a three-dimensional picture of a solid object by recording the reflection of a beam of light that is "reflected" off the solid object and is recorded by a special camera that converts the light emitted by the laser and projected onto the object's surface into electrical impulses and digitizes the input. It enables a user to reconstruct a physical object by converting the image generated by the sensor into a three-dimensional replication by identifying the points on the surface of the object into a series of mathematical x, y and z coordinates. These coordinates represent the height, width and depth of each point on a three-dimensional grid. The proposed laser scanner, is designed to interface with most standard CNC controllers and can be mounted directly onto a CNC machine. The digitizing software incorporated into the laser scanner can generate data in formats which are accepted by standard CAD/CAM software.
Once the data is input into a CAD/CAM system, it can be modified to meet the manufacturers specific needs. The Optical laser scanners are manufactured by a nonaffiliated company, which is using its own base technology to meet 3DT's specific needs. However, 3DT does not have any long-term agreement with the supplier.

The principal uses for 3DT's Optical laser scanner include rapid prototyping and reverse engineering, duplication of parts or components for which there is no CAD design. The software in the scanner enables the user to see a virtual image of the product on a computer screen in addition to producing a physical model of the product. By being able to visualize and feel a model of a product, a manufacturer can save substantial time and effort and introduce the product to market earlier than would otherwise be the case. In cases where the manufacturer has a part, but not a computer design, the scanner can be used to produce a virtual image that is needed to create a CAD model from which a die or mold can be produced. Using this method, a manufacturer can make an exact duplicate of almost any item ranging from antique furniture to plastic bottles and containers to automobile and aircraft parts.

3DT's Lazer Tracer, which is based on a GE patent, is designed for the metrology industry and uses laser technology to measure geometric features such as radii, angles and curves. Unlike the Optical laser scanner, which can also perform measuring tasks, the Lazer Tracer is hand held and is designed for use on the assembly lines and in maintenance operations where the continued performance of a part is important. The Lazer Tracer is designed to measure the various parameters against stored information as to the specifications and permissible tolerances. The unit is intended to be used in any environment and will provide quick indications whether the product meets the specifications. The quality control functions can be used in any facility where it is important to know rapidly whether the product complies with the specifications, especially when it is difficult for another measuring device to determine whether the product conforms to specifications. The unit has applications in field maintenance where precision is crucial to determining whether the object continues to conform to specifications. One such application is aircraft maintenance where another measuring device may have difficulty in determining whether the blade of a jet engine continues to meet specifications. The patents cover hand scanning devices which can be used inthe metrology industry. 3DT commenced marketing both the Optical laser scanner and the Lazer Tracer during summer of 1995, however, no such efforts have resulted in significant revenue.

The laser sensors and other laser based products are subject to regulation by Federal Bureau of Radiation Health ("BRH") of the Occupational Safety and

Health Administration, which requires that all such products meet certain standards. 3DT has filed with the BRH applications with respect to its laser products, and 3DT may sell the products in the United States. Other countries, including Canada, also may subject laser products to regulation. 3DT intends to make application under applicable laws to market its products in Canada.

Surfacer Software

The Surfacer software is a software environment for working with three-dimensional data. The data can be generated by any source, including three-dimensional scanners utilizing laser and other technology, medical and other imaging systems. While the digitized data can be input into and can be recognized by a CAD/CAM system, the image generated consists of lines and points, but does not show any surface or covering on the image. This software is designed to convert the information generated by a laser sensor or other imaging device into a mathematical representation of the model. Using Surfacer, the CAD/CAM system can project a three- dimensional image of the object on the computer screen, and the operator of the system can work with the generated object.

3DT and Imageware believe that the Surfacer software can be used in numerous industrial and other applications, especially in industries where the appearance of a product is important, such as the automobile industry. Using scanning and the Surfacer software, an automobile manufacturer can develop and evaluate a model of a new automobile in a much shorter time period and can improve the quality of the assembly process.

Pursuant to its agreement with Imageware, dated as of February 1, 1993, Imageware appointed 3DT as its exclusive distributor for the Surfacer software in Europe and Israel. 3DT has the right to sell software licenses to end users in the territory. In addition, Imageware has the right to market the Surfacer software to original equipment manufacturers ("OEM"); however, Imageware has the sole right to approve an OEM arrangement, which is made directly between 3DT's customer and Imageware.

The agreement continues until March 31, 1997; however, Imageware has the right to terminate the agreement prior to such date in the event that 3DT fails to meet its sales quotas for two consecutive calendar quarters. The agreement provides that 3DT's quotas for each calendar quarter, commencing with the quarter ending September 30, 1994, are based on Imageware's sales of its Surfacer software in the United States. The termination of the Imageware agreement would have a material adverse effect upon 3DT.

3DT's customers for the Surfacer software include major European manufacturing companies in such industries as automotive, aerospace and manufacturing. 3DI, a subsidiary of 3DT, has received an order from Audi and BMW of Germany, Rover of the United Kingdom and Saab of Sweden.

VisiCad and VisiCam

VisiCad is a state-of-the-art PC-based surface and solids modeling software and design package used to create three dimensional models using both MS-Windows 95 and MS-Windows NT software environments. The different VisiCad modules allow a designer to elaborate on models be using a flexible and intelligent sketcher without the need for concentration on choosing detailed geometry commands. For example, in constructing a line that connects two other elements, VisiCad presents all tangency and separation possibilities according to the position of the cursor line without recourse to the menus.

VisiCam is a state-of-the-art PC-based multi-axis, multi-surface milling, turning and EDM CAM software package which uses information generated by Surfacer or VisiCad, or other CAD system, to complete the manufacturing of a product. VisiCam offers surfacing, milling and editing modules. VisiCam is an easy to use series of software packages featuring pop-down menus and dialogue boxes and powerful commands, all available by clicking a mouse. It also offers a range of CNC applications and an integrated geometry generation and machine tool simulation package.

Digitizing and Design Services

3DT has recently begun to offer imaging, digitizing and product development services at its Connecticut and Belgium offices. These services involve the digitizing of an object provided by the client, the use of the Surfacer software to generate an image with the desired surface and the delivery of a computer file which can be used in any CAD/CAM system. In addition, 3DT can deliver a prototype of a scanned model. 3DT offers these services both as an independent source of revenue and as a part of its marketing program for its products and services. These services have generated only minimal revenue through December 31, 1994, and no assurance can be given that 3DT will ever generate meaningful revenue from this service or that the service will assist it in promoting its products and services.

Foot Digitizer

3DT has an informal agreement with a nonaffiliated West German manufacturer of non-laser based three- dimensional scanning equipment pursuant to which such manufacturer has developed for 3DT a prototype of the Foot Digitizer. The Foot Digitizer is a three-dimensional scanner which rapidly scans a human foot. The resulting scan is designed to be used to develop shoe molds which are custom designed for the scanned foot. The Foot Digitizer is expected to be marketed to manufacturers of orthopedic shoes and custom made footwear.
The ability of 3DT to market the Foot Digitizer will be dependent upon 3DT's ability to demonstrate to custom shoe manufacturers that the Foot Digitizer represents a method of increasing revenues and gross profit, as to which no assurance can be given.

Presently, this system is going through clinical testing at the Norway Orthopedic Center for European FDA approval. 3DT, through its offices in Belgium filed an EEC project during March 1995, with other industrial market leaders from Europe, to make a total system that will be utilized to produce foot casts automatically from a digitized foot. Upon approval, the EEC may fund this project on an installment basis. 3DT would manage the project and establish worldwide marketing and distribution channels

Other Products

In addition to its products and software, 3DT has marketing rights with respect to CAD/CAM software and hardware. As a result, 3DT is able to market an integrated system to meet the specific needs of its clients. Such a system could include an Optical scanner or Lazer Tracer, the Surfacer software, CAD/CAM software and hardware. 3DT has received a purchase order for one such system at a price of approximately $110,000.

Markets and Marketing

The market for three-dimensional scanning equipment and the Surfacer software includes a range of manufacturing and industrial companies in industries as varied as the automotive and aircraft, manufacturers of molds and dies for plastic containers, toys and any industry or application where the creation of a product requires the development of an accurate three-dimensional model. Another aspect of the market for three-dimensional scanning is the metrology market, where precise measurements are required to determine whether a product meets the specifications.

To date, 3DT's marketing effort has been directed principally to marketing the Surfacer software in Europe. 3DT's European marketing staff operates from its European headquarters in Belgium, and it has sales agencies in the United Kingdom and Germany. Its marketing effort for the Surfacer is conducted by both an in-house sales and service staff and a network of representatives. With the recent market introduction of the Optical laser scanner and the Lazer Tracer, 3DT has commenced marketing its products both directly to end users, including customers who would purchase the products on an OEM or VAR basis, and it is seeking to establish a network of representatives.

Competition

3DT's products compete with other laser scanning products as well as products which scan objects using technologies which are not laser based. Competition is based on the cost and safety or perceived safety of the equipment, the specific requirements of the user, the compatibility of the scanning equipment with the user's CAD/CAM and manufacturing equipment and the cost savings expected to be realized from the purchase of the equipment. 3DT's competitors include a number of small and medium sized companies that offer products that are designed for certain specific applications. No assurance can be given that 3DT will be able to compete successfully with such competitors.

Intellectual Property Rights

In January 1994, 3DT entered into an agreement with GE pursuant to which it agreed to purchase from GE a patent and patent application relating to the technology used in the Lazer Tracer. The agreement requires 3DT to pay the purchase price of $175,000 as follows: $25,000 on signing the contract, which payment has been made, and three payments of $50,000 due at various times after 3DT has delivered the fourth Lazer Tracer unit, or earlier based upon 3DT's sales of Lazer Tracer units. The agreement also grants 3DT a license to use certain GE technology relating to the Lazer Tracer. The agreement also gives GE a non-exclusive irrevocable rights to use the GE patent rights.
Under the agreement, until the purchase price is paid, 3DT has a revocable license to use the GE patent rights. Upon payment of the balance of the purchase price, 3DT will receive title to the GE patent rights, subject to any licenses previously granted by GE. GE has agreed to give 3DT notice prior to granting any such licenses, which will enable 3DT to take title to the GE patent rights prior to the grant of any license by GE. No assurance can be given that the GE patent rights will be effective in limiting the development of competing products by others who could design around the patents. Except for the GE patent rights, 3DT has no other patent or copyrights on its products. Although 3DT has signed non-disclosure agreements with its employees and others to whom it disclose proprietary information, no assurance can be given that such protection will be sufficient. The unauthorized use or disclosure of 3DT's proprietary software and other proprietary information may have a materially adverse effect upon its business.

TELECOMMUNICATIONS

ARC Networks, Inc.

ARC Networks was acquired by the Company in December 1993 at the same time as the Company acquired Avionics. ARC Networks was formed by the senior officers of Avionics in 1993 to market a range of telecommunications services to meet the specific needs of its customers. In performing these services, ARC Networks analyzes the client's current telecommunications services and its anticipated short and medium term requirements and seeks to design and implement a telecommunications program to meet such needs. Such services may include designing a client's internal voice, video and/or data communications network or a local area network for intra-office voice and data communications or a wide area network to enable each office to communicate internally, locally, nationally and internationally through one or more local or long-distance carriers. As a distributor of Ericsson Business Communications, Inc. equipment, ARC Networks can offer a range of telecommunications switching and other telecommunications equipment, which could be included as part of a total telecommunications package.

In 1993, ARC Networks entered into a ten-year national agreement with Teleport Communications Group, Inc. ("TCG") pursuant to which ARC Networks can resell local telephone service offered by TCG, which utilizes its own fiber optic network to bypass the service presently offered by the local telephone companies. Until recently, only the local telephone company could offer local telephone service; however, TCG is presently providing local telephone service, which was made possible in New York by rulings of the New York Public Service Commission to deregulate local telephone services. TCG was founded by Merrill Lynch in 1983 to provide long-distance communications for its own use and other corporations based in lower Manhattan in New York City. ARC Networks is marketing local telephone service as an enhancement to a telecommunications services program which ARC Networks designs to enable a customer to minimize the customer's exposure to telecommunications downtime.

Currently, ARC Network, under the agreement is operating in New York and has a new customer in San Francisco. Additionally, ARC Network plans to market to 40 principal cities throughout the United States.

Under the agreements with TCG, ARC Networks has the right to resell point-to-point and local telephone services in every city served by TCG. ARC Networks purchases minutes of telephone time at discounted bulk rates from TCG and resells those minutes at a premium over cost to its clients. ARC Networks does not believe its contractual obligations to purchase telephone usage from TCG represents a material commitment.

ARC Networks believes that it can enhance its position with its clients by offering a value added consulting and telephone management service. The local telephone service in each city is presently dominated by the local telephone companies, who are expected to compete vigorously with resellers.
Furthermore, other companies, including long-distance carriers and other telephone companies, may seek to offer local telephone service.

ARC Networks markets its service to high volume commercial users of telecommunications service through a small in-house sales staff and independent telecommunications consultants, some of whom may also perform consulting services for potential customers. It presently provides its services to 40 accounts.

ARC Networks competes with numerous consulting firms, including major international firms, consulting divisions of major accounting firms, consulting divisions of equipment manufacturers and numerous independent firms, some of which may have ongoing relationships with the potential clients, including relationships resulting from a prior employment or other affiliation. The ability of ARC Networks to generate profitable business is dependent upon its ability to distinguish itself from the other firms offering similar services, including and no assurance can be given as to their ability to generate profitable operations. The ability of ARC Networks to complete successfully as a provider of local telephone telecommunications service is dependent upon both its ability to include such services as part of an integrated telecommunications package and, in such capacity, to be able to offer such users local telecommunications service of a quality comparable to that offered by the local telephone companies and other major suppliers of local telephone service at rates which are lower that the rates offered by the local telephone operating company and other providers of local telephone service. The market for local telephone service may be analogous to the market for long-distance service. When competition was permitted in long-distance telephone service, a large number of companies offered such service, including many resellers. However, as the market matured, it became dominated by a small number of long-distance carriers. Similarly, local telephone service may become dominated by a small number of well-capitalized companies and the competition among such companies may inhibit the growth of resellers. Furthermore, local telephone service may become subject to governmental regulations on a Federal, state and local basis. Accordingly, no assurance can be given that ARC Networks can or will ever operate profitably or that there will be a long-term market for the resale of local telephone service.

Telecommunications services are subject to Federal, state and local regulation. Although there has been considerable deregulation in the telecommunications industry, there continue to be regulations affecting local telephone service, both as to rates and nature of service provided and telecommunications equipment.

BUSINESS CONSULTING SERVICES

SIS Capital Corporation

SISC was organized by Consolidated for the purposes of making investments in or advancing funds to companies in which Consolidated has or proposes to obtain an equity position. SISC or one of SISC's subsidiaries holds the Company's equity and debt position in all of the operating subsidiaries. SISC has also advanced approximately $1,072,000 to a nonaffiliated company which was a debtor in possession pursuant to a Chapter 11 proceeding under the Bankruptcy Act and for which the Company was also performing consulting services. Effective March 1995 the bankruptcy trustee's plan was confirmed in which the Company has a super priority lien on the advances and has the right to name a director to the debtor. If the debtor goes into default to any creditor, the Company has the right to assume the operations of the debtor and to convert the debt to equity and at the election of the Company, may receive additional shares of the debtor as a partial reduction of the secured debt enabling the Company to have up to a 95% equity interest in the debtor.

The Trinity Group, Inc.

Trinity provides management and related services both to Consolidated's subsidiaries as well as nonaffiliated entities. Trinity's management services include management, finance, accounting, operations, marketing and other services, which are typically rendered pursuant to a consulting agreement. In the early stages of the subsidiaries' development, Trinity's officers, may serve as senior executive officers of the subsidiaries. In addition, Consolidated, either through Trinity or one of the other subsidiaries, may provide or arrange financing for the subsidiaries. To the extent that the subsidiaries are not generating an operating profit, Trinity may defer the receipt of payment until the subsidiary has the resources to pay the fee.

In addition to performing services for its subsidiaries, Trinity provides similar management services for other companies which are not affiliated with Consolidated. Services for both the subsidiaries and non-affiliated companies are performed principally by Lewis S. Schiller, chairman of the board, president and chief executive officer of Consolidated. Other services may be performed by other officers of Trinity or Consolidated or by independent consultants who are engaged on an ad hoc basis. The fee structure, which is set prior to the engagement, may be paid in cash or securities. Trinity does not conduct any advertising or any active marketing program. Typically, Trinity is engaged as a result of personal contacts by Mr. Schiller.

Trinity competes with numerous consulting firms, including major international firms, consulting divisions of major accounting firms, consulting divisions of equipment manufacturers and numerous independent firms, some of which may have ongoing relationships with the potential clients, including relationships resulting from a prior employment or other affiliation. Trinity's ability to compete successfully in providing consulting services is presently dependent upon the personal contacts of Mr. Lewis S. Schiller, and no assurance can be given that Trinity can or will be able to perform services for nonaffiliated entities. To the extent that the services of Mr. Schiller are required for the management, operation and funding of Consolidated's subsidiaries, Trinity's ability to perform services for nonaffiliated parties is now significantly limited.

Research and Development

The Company's research and development and product development activities are conducted by 3DT, CSM and Sequential, including its subsidiary S-Tech. The Company's research and development expenses for the twelve month periods ended December 31, 1995 and December 31, 1994 and the fiscal years ended July 31, 1994 and 1993 were approximately $893,000, $4,842,000, $1,902,000 and
$396,000, respectively. All research and development activities were performed by the subsidiaries and were company-financed. The Company's research and development and product development efforts could be adversely affected by the lack of available funds.

3DT's development effort has related principally to the development of software which integrated laser sensors with computerized numerical control equipment and other equipment and in connection with the development of its proposed new products, including the proposed hand sensor and foot digitizing system.

Employees

As of December 31, 1995, the Company employed an aggregate of 365 persons on a full-time basis, of whom 102 were executive, managerial and administrative, 32 were sales and marketing, 45 were manufacturing and 186 were technical. The Company's manufacturing employees all work for either Sequential, S-Tech or WWR and its technical personnel are employed by Netsmart, IMI, 3DT, and Trans Global. In addition, at such date, Trans Global employed approximately 970 individuals who were employed by Trans Global performing work on a temporary basis for, and on the premises of, its clients. The number of persons who are employed by Trans Global varies from period to period, depending on the requirements of their respective clients. All of the employees working for Trans Global's clients are employed on a temporary basis. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

Item 2.  Property

Consolidated and its subsidiaries, other than 3D International, IMI, Sequential, S-Tech and WWR Technology, occupy an aggregate of approximately 7,000 square feet of office space, principally in New York City and Long Island, New York and Connecticut.

3D International presently has offices in three cities in Europe, where it leases an aggregate of approximately 4,000 square feet.

Sequential occupies approximately 15,000 square feet of office and manufacturing space in Elmsford, New York.

S-Tech occupies approximately 6,500 square feet of manufacturing and office space in West Babylon, New York.

IMI owned four of its Centers and leased the facilities for the remaining centers. Each Center consists of 3,000 to 5,000 square feet, generally located in a shopping plaza or suburban office park in close proximity to major medical facilities. IMI also leases approximately 5,000 square feet for its executive and administrative headquarters in Boca Raton, Florida.

WWR Technology occupies approximately 70,000 feet of usable manufacturing, office and storage space located in Hope, Arkansas.

The aggregate amount of annual rent payable by the Company, based on leases in effect as of December 31, 1995, is approximately $1,600,000. The Company believes that its present space is adequate to meet its present needs and that additional space is available at suitable locations and on reasonable terms.

Item 3.  Legal Proceedings

Holding Company:

The Company has been named as a defendant in a lawsuit filed by a company it was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. Outside counsel handling this case has advised the Company that it has meritorious defenses to obtain a dismissal of the lawsuit.

Contract Engineering Services:

The Government Printing Office wrote a subsidiary of the Company asking to be reimbursed a total of $296 for unauthorized timework on two programs. The subsidiary has been in contact with the Department of Justice which has stated that they were declining prosecution of the subsidiary regarding this matter. Management believes these claims are without merit and intends to contest these claims vigorously if reasserted by the Government Printing Office and believe that the ultimate disposition of this matter will not have a material adverse effect on the financial position of the Company.

The United States Department of Labor ("DOL") has filed a complaint against Job Shop Technical Services, Inc. ("Job Shop"}, a company from which a subsidiary of the Company purchased certain assets and assumed certain obligations, and its former principal shareholder for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401(k) retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its former principal shareholder and others. At November 21, 1994, the amount due to the Job Shop 401(k) plan was approximately $3,000, which amount may have increased since such date as a result of interest and penalties. Neither the Company nor RMI, which is the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions.
The DOL has raised with the Company the possibility that RMI may be liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI may did not assume such obligations and paid value for those assets which it did purchase. Although the Company believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, the DOL may take a contrary position. If the DOL takes such a position and prevails, it would have a material adverse effect upon the operations of RMI and possibly the Company as a whole.

Medical Information Services:

An action was commenced against a subsidiary of the Company by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard". The named defendants include, in addition to the subsidiary, officers and directors of the subsidiary and the Company. A complaint was filed on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of the subsidiary in September 1992. The complaint seeks injunctive relief and damages, including punitive damages of $130,000. Management believes that the action is without merit, and it will vigorously defend the action. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

Audio Visual Manufacturing and Services:

There is an action pending against a subsidiary of the Company alleging claims against the subsidiary for unauthorized use of the Klipsch trademark. The Company denies these allegations and asserts there has been no material breach of contract. The case is currently in the discovery phase and the amount of any liability, if any, cannot be estimated. Management intends to defend vigorously the claims alleged against the subsidiary. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the year ended December 31, 1995.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol COTG. Set forth below is the reported high and low bid prices of the Common Stock for the fiscal quarters and transition period listed. Such prices are as reported by Nasdaq since January 1994 and by National Quotation Bureau derived from the pink sheets or OTC Bulletin Board for prior periods. Such bid quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   Quarter Ending                               High Bid      Low Bid
   --------------                               --------      -------

   March 31, 1994                                   6.62         5.75
   June 30, 1994                                    6.62         3.25
   September 30, 1994                               4.50         0.87
   December 31, 1994                                1.25         0.50

   March 31, 1995                                   1.28         0.63
   June 30, 1995                                    1.19         0.88
   September 30, 1995                               0.94         0.50
   December 31, 1995                                0.63         0.25

As of December 31, 1995, there were approximately 19,300 holders of record of the Company's common stock.

No cash dividends have been paid to the holders of the Common Stock during the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993.

Item 6.  Selected Financial Data

                            Year Ended        Fiscal Year Ended July 31,
                        ------------------  ----------------------------
                          1995      1994      1994      1993      1992
                          ----      ----      ----      ----      ----
                                (in 000's except per share data)
Selected Statements
 of Operations Data:

Revenues               $110,097   $41,578   $15,742   $ 3,839   $ 4,533
                        =======    ======    ======    ======    ======
Income (Loss) from
 Operations           ($ 11,112) ($10,464) ($10,566) ($ 1,403)  $    59
                        =======    ======    ======    ======    ======

Income (Loss) before
 Extraordinary Item   ($ 11,360) ($11,428  ($10,772)  $   594  ($   122)

Extraordinary Item
 - Net of Tax                --        --        --       146        --
                        -------    ------    ------    ------    ------
Net Income (Loss)     ($ 11,360) ($11,428) ($10,772)  $   740  ($   122)
                        =======    ======    ======    ======    ======

Net Income (Loss)
 per Common Share        ($0.51)   ($0.80)   ($1.35)    $0.18    ($0.03)
                           ====      ====      ====      ====      ====

Selected Balance
 Sheet Data:

Total Assets           $ 66,312   $68,089   $25,070   $ 7,381   $ 4,775
                        =======    ======    ======    ======    ======
Long-term Obligations:
 Long-term Debt and
  Capital Lease
   Obligations         $  8,408   $11,183   $   298        --        --
 Subordinated Debt        5,003    17,926        --        --        --
                        -------    ------    ------
Total Long-term
 Obligations           $ 13,411   $29,109   $   298        --        --
                        =======    ======    ======
Cash Dividends Declared
 per Common Share            --        --        --        --        --

The following factors make the above selected financial data non comparable for the following indicated periods and reasons:

  1)  The fiscal year ended July 31, 1993 includes unusual income of $1,523.

  2) The fiscal year ended July 31, 1994 includes expense of $7,140 from the issuance of stock options to consultants.

  3) The year ended December 31, 1994 includes expense of $4,140 from the issuance of stock options to consultants.

  4) The year ended December 31, 1995 includes expense of $3,869 from the issuance of stock options to consultants.

  5) In December 1993, the Company acquired ARC Acquisition Group, Inc. and ARC Networks, Inc. and in June 1994, the Company acquired Creative Socio-Medics, Inc. Such acquisitions resulted in: (i) an increase in assets of approximately $13,000 as of July 31, 1994; (ii) an increase in revenues of approximately $11,000 for the fiscal year ended July 31, 1994 and $14,400 for the year ended December 31, 1994; and (iii) a net increase in net loss of approximately $173 for the fiscal year ended July 31, 1994 and $1,600 for the year ended December 31, 1994.

  6) In September 1994 the Company acquired International Magnetic Imaging, Inc. and in November 1994, the Company acquired Job Shop Technical Services and Computer Engineering Services. Such acquisitions resulted in: (i) an increase in assets of approximately $47,200 as of December 31, 1994; (ii) an increase in revenues of approximately $11,500 for the year ended December 31, 1994; and (iii) a net decrease in net loss of approximately $270 for the year ended December 31, 1994.

  7) In May 1995 the Company acquired Concept Technologies resulting in: (i) an increase in assets of approximately $1,780 as of December 31, 1995; (ii) an increase in revenues of approximately $2,149 for the year ended December 31, 1995; and (iii) an increase in net loss of approximately $553 for the year ended December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Financial Condition
Liquidity and Capital Resources

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $1,636 at December 31, 1995 compared to $1,727 at December 31, 1994. During the year ended December 31, 1995, the Company's net cash provided by operations was $1,999 of which $5,950 related to the operations of International Magnetic Imaging, Inc., ("IMI") which means that all other entities used a net amount of $3,951 in operations. As such it is clear that on a consolidated basis, the Company's principal source of cash was from the operations of IMI. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of December 31, 1995 the most significant impact from these restrictions is on the Three Dimensional Products and Services and Medical Information Services segments which are currently unable to operate without significant cash infusions from the parent company, (Consolidated). If these segments do not obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), it is uncertain whether these segments will continue as operating groups. The remaining segments have been able to offset the cash used in operations by obtaining cash from financings and subsidiary level equity offerings.

Sources of funds during the year ended December 31, 1995, other than from operations includes $1,664 from debt financings, $5,181 from the issuance of stock and the exercise of stock options, $504 of cash from an acquired subsidiary, $530 from the sale of common stock investments and $220 from the sale of fixed assets. The principal use of cash, other than to fund operations, includes $8,103 for payment on debt and capital lease obligations, $983 for the acquisition of a subsidiary, $684 for the purchase of fixed assets and $129 for offering costs. Net other uses of cash amounted to $290.

Working capital assets, other than cash, increased by $2,559. Receivables increased by $2,396 of which approximately $293 is due to acquisitions and the remainder to increased sales volumes. Excess of accumulated costs over related billings increased by $1,002 which is offset by a corresponding increase in excess of billings over accumulated costs on projects in progress. Notes receivable decreased by $967 due primarily to payments received in cash and common stock on the Fingermatrix loan. The remaining increase in working capital assets is due primarily to acquisitions. Working capital liabilities increased by $17,492. Accounts payable and accrued expenses increased approximately $5,332 of which $687 is from acquisitions while the remainder is due primarily to a build up of slow paying trade accounts payable. Current portions of debt and capital lease obligations increased by $11,114 due primarily to the scheduled balloon payments due in 1996 on the subordinated debt.

In January 1996, the Company refinanced a significant portion of the current subordinated debt that was to be paid in 1996. Such financings consist of a term loan of $2,000, a revolver loan of $6,000 and the extension of approximately $7,600 of subordinated balloon payments from a 1996 due date to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Financial Condition
Liquidity and Capital Resources (continued)

a 2000 due date. The effects of this refinancing has reduced current debt from $24,086 to $8,378 and has alleviated a significant portion of the Company's working capital deficit. However, even after the above financing, the Company continues to have a working capital deficit of $4,439 on a pro forma basis as of December 31, 1995. The Company's plans to reduce the working capital deficit includes attempts to increase the profitability of the underlying subsidiaries and the continued efforts to sell equity in the non public subsidiaries via initial public offerings. The Company currently has a letter of intent with an underwriter for the sale of one subsidiary's stock and in connection therewith, obtained investor financing of $500. There remains a substantial doubt as to whether any attempted public offerings of subsidiary stock will be successful and the Company currently has no other plans if such offerings are not ultimately consummated.

Furthermore, the Company is in default on loans aggregating $1,058 as of December 31, 1995. $530 of such defaulted debt relates to the late payment of interest only payments which have been subsequently paid. It is currently not expected that the lender will demand early payment on the loan which is due in November of 1997 per the original terms of the financing. The remaining loans in default of $528 are a result of non payment of principal on the scheduled due dates. Such defaults have not had, and are not expected to have a significant impact on the operations of the related segments as the creditors have not called such loans and are working under extended repayment terms. However, if the creditors exercised their right to call the loans in default, it would have a material adverse impact on the operations of the Company as a whole and no assurances can be made that such creditors will continue to work under extended payment terms.

Results of Operations

The consolidated loss of the Company for the year ended December 31, 1995, which includes a full year of operations for substantially all of the segments except Audio Visual Manufacturing and Services was $11,360. Included in the consolidated loss are noncash expenses of $7,602 from depreciation and amortization, $6,083 from the exercise of stock options and $470 from the write-off of obsolete and slow moving inventory. These non cash expenses are offset to a degree by the minority interest loss of $3,724 related to the operations of a publicly held subsidiary that has reduced the net loss by $3,724. While it is expected that the level of depreciation and amortization will only decrease nominally in future periods, it is not currently expected that noncash expenses from the exercise of stock options will be of a recurring nature.

Consolidated revenues, gross profit and selling, general and administrative expenses for the year ended December 31, 1995 compared to the year ended December 31, 1994 increased primarily to the fact that subsidiaries acquired during the year ended 1994 are included for the entire year during 1995 and only a portion of the year in 1994. Consolidated revenues, gross profit and selling, general and administrative expenses for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

significantly due to the operations of subsidiaries that were not acquired until after July 31, 1993. The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.
                                             Percentage of Total
                                   ---------------------------------------
                                      Year Ended        Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------     ------------------
Segments                            1995      1994        1994      1993
- --------                            ----      ----        ----      ----
Revenues:
Contract Engineering Services        57%       60%         65%       16%
Medical Diagnostics                  25%       15%         --        --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing                        4%        9%         22%       80%
Medical Information Services          7%        7%          1%        1%
Telecommunications                    3%        6%          7%       --
Three Dimensional Products
 and Services                         1%        2%          2%        2%
Audio Visual Manufacturing
 and Services                         2%       --          --        --
Business Consulting Services          1%        1%          3%        1%

Gross Profit:
Contract Engineering Services        19%       27%         46%        4%
Medical Diagnostics                  59%       43%         --        --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing                        5%        2%          7%       85%
Medical Information Services          9%       10%          1%        3%
Telecommunications                    3%       10%         13%       --
Three Dimensional Products
 and Services                         3%        5%          6%        5%
Audio Visual Manufacturing
 and Services                         1%       --          --        --
Business Consulting Services          1%        3%         27%        3%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)
                                           Percentage of Total
                                   ---------------------------------------
                                      Year Ended        Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------     ------------------
Segments                            1995      1994        1994      1993
- --------                            ----      ----        ----      ----
Selling, General and
 Administrative Expenses:
Contract Engineering Services        14%       11%          8%        6%
Medical Diagnostics                  21%       10%         --        --
Electro-Mechanical and
 Electro-Optical Products
 Manufacturing                        6%       10%          9%       24%
Medical Information Services         13%       13%          5%        9%
Telecommunications                    4%        5%          2%       --
Three Dimensional Products
 and Services                         9%       11%          7%        6%
Audio Visual Manufacturing
 and Services                         2%       --          --        --
Business Consulting Services          1%        4%          3%        7%
Corporate and Other                  30%       36%         66%       48%

Discussion of Operations by Segment:

Contract Engineering Services:

During the year ended December 31, 1995 and 1994 and July 31, 1994, substantially all of the revenues were from the operations of Trans Global. Revenues and gross margins for 1995 compared to 1994 increased $37,861 or 150% and $2,355 or 144%, respectively, due primarily to the acquisition of an additional subsidiary in this segment in November 1994. Selling, general and administrative expenses increased by $2,693 or 154% from 1994 to 1995 due primarily to the inclusion of a subsidiary acquired in November 1994 which had selling, general and administrative expense of $3,261 in 1995 and $321 in 1994. Other expenses for 1995 compared to 1994 increased by $866 or 500% as a result of increased interest expense. The increased interest expense is due primarily to the inclusion of a subsidiary acquired in November 1994. This segment finances its payroll obligations by borrowing from a receivable factor at an interest rate of 2% in excess of prime in addition to a commission fee of .3% of the face of the invoice amounts financed.

Revenues, gross margins and selling, general and administrative expenses were $10,221, $1,007 and $1,028, respectively for the year ended July 31, 1994. Revenues, gross margin and selling, general and administrative expenses were $611, $51 and $141, respectively, for fiscal year ended July 31, 1993 and were from Universal, a subsidiary in which the Company no longer includes in consolidation because a significant portion of the business was sold. Due to the change in companies operating in this segment, operating results for the years ended July 31, 1994 and 1993 are not comparable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

This segment operates in a highly competitive environment with low margins. Revenues from the contract engineering services segments is based on the hourly cost of payroll plus a percentage. The success of the segment is dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs. Under its agreements with its customers, this segment is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from clients. Furthermore, the segment's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employees. Accordingly, the segment's cost of service are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus, until the segment satisfies its payroll tax obligations, it will have lower gross margins. Management believes that with this segments current selling, general and administrative structure it can improve its operating income and generate profitable operations by increasing revenue. The segment is seeking to reduce its interest costs by negotiating with other receivable factors. This segment also intends to increase its equity base through the sale of equity securities which would allow the segment to reduce its borrowing base. However, there can be no assurance that the segment can or ever will be able to operate at profitable levels.

Medical Diagnostics:

This segment consists of a medical diagnostic imaging company, which primarily performs MRI and other diagnostic modalities, that was purchased in September 1994 and as such the prior periods are not comparable to the year ended December 31, 1995. During 1995, this segment had revenues of $28,044, gross margins of $12,235 and income from operations of $5,367. During 1994, from the period of acquisition at September 30, 1994 through December 31, 1994, this segment had revenues, gross margins and income from operations of $6,557, $2,661 and $1,036, respectively. Gross margins as a percentage of revenues increased from 41% in 1994 to 44% in 1995 due primarily to cost containment efforts which offset the effects of declining reimbursement rates. Selling, general and administrative expenses as a percentage of revenues remained level at 25%. During 1995, management of the medical diagnostics segment implemented a cost reduction plan which included the centralization of billing and collections operations, renegotiation's with significant vendors and a reduction of overall salary and wage levels. This cost reduction plan allowed the selling, general and administrative expenses to remain level on a percentage basis while the volumes of the company increased and the reimbursement rates decreased. Management anticipates that scan volume will increase 5% during 1996; however, due to the volatility of reimbursement rates in the medical industry, there is no assurance that revenues will increase at the same level. During 1995, interest expense was $2,565 and is expected to increase during 1996 due to the issuance of additional debt during January of 1996. Overall profitability of the medical diagnostics segment is expected to remain relatively level for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

Electro-Mechanical and Electro-Optical Products Manufacturing:

Revenues for the year ended December 31, 1995 compared the same period in 1994 increased $618 or 17% and gross margins increased $929 or 780% for the same periods. The significant increase in gross margins is due to the following:
(i) in 1995 the segment sold product lines with a greater margin percentage,
(ii) in 1995 obsolete inventory write-offs were $100 less than in the prior year and (iii) this segment formed an additional operating entity which
generated gross margins of $82.   Selling, general and administrative expenses
increased by $227 or 14% due to the formation of an additional operating entity in this segment which had operating expense of $216 that did not exist in the prior year. The operating expenses of the previously existing entities in this segment remained relatively level from 1995 to 1994. Loss from operations decreased by $702 or 46% due to the above noted increase in gross margins and the fact that in 1994 the company wrote-off goodwill of approximately $285.

Revenues for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased $416 or 14% while gross profit decreased $839 or 84% and profitability decreased $1,380 or 361%. During the fiscal year ended July 31, 1994 an acquired subsidiary (S-Tech) in this segment became operational which is the primary reason for the increase in revenues. The decrease in gross margins is due to the fact that S- Tech had negative gross margins due primarily to the write-down of obsolete inventories. Additionally, the previously existing company (Sequential Electronic Systems) in this segment operated at a lower margin ratio than in the prior comparable period. S-Tech's selling, general and administrative expenses, as a percentage of revenues, were significantly higher than Sequential Electronic Systems which accounts for the significant increase in such expenditures.

A portion of the revenues in this segment are generated from government sales and while there exists a possibility that there will be reversals in government spending cutbacks, it is more likely that defense and military spending will remain sluggish through 1996. Management plans to continue placing more emphasis on sales to the private sector and overall it is anticipated that revenues and operating profits will remain relatively stable in this segment.

Medical Information Services:

During June 1994, the Company acquired a subsidiary (CSM) which accounted for all of the revenues and gross margin in this segment for the year ended December 31, 1994. Since CSM was not a part of the consolidated operations until July 1, 1994, the prior periods operating results are not comparable to those of the year ended December 31, 1995.

During the year ended December 31, 1995 revenues were $7,381. The largest component of revenue was $2,000 from the sale of third party hardware and software. A significant portion of such revenue was related to services pursuant to a purchase order form the State of Colorado for its Department of Human Services. Revenues generated from turnkey systems and data center

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

accounted for $1,800 and $1,700, respectively. Maintenance revenue accounted for $1,100 and the remainder of the revenue was generated from the CarteSmart technology operations. The gross margin in 1995 was $1,974 which is 27% of revenues. Selling, general and administrative expenses were $4,247 and included research and development costs of $699 and the write-off of deferred offering costs of $863. Interest expense amounted to $533 and is expected to increase in the subsequent years due to additional financings in 1996.

During the year ended December 31, 1994 revenues were $2,925 and included $913 from third party hardware and software sales, $1,000 from turnkey systems and data center operations, and the remainder from maintenance revenues. Gross margins were $601 representing 21% of revenues, and selling, general and administrative expenses were $2,129 including $367 of research and development expenses. Interest expense was $245 for the year ended December 31, 1994 which includes on six months of interest since CSM was not acquired until June 1994. During the fiscal years ended July 31, 1994, and 1993 the medical information services segment consisted of a single development stage subsidiary and revenues and gross margins were minimal.

This segment is addressing its continuing losses through the development and implementation of an integrated marketing plan for both its CarteSmart system and health information systems and services and the development of enhancements to its health information systems and the development and implementation of a marketing plan directed at the financial services industry and educational institutions. The segment has obtained its initial contracts for its products in both areas with agreements with IBN (financial services) and Virginia Commonwealth University (educational institution). Furthermore, it believes that the acquisition, through a joint venture corporation, of the SATC Software, and further development of such software will provide it with a significant product for the financial services industry. However, notwithstanding the segment's product development and marketing efforts, losses may continue, and no assurance can be given that the segment will be successful in these efforts.

Telecommunications:

In December of 1993 the Company acquired ARC Networks which is the only entity operating in this segment. During the year ended December 31, 1995 compared to the year ended December 31, 1994, revenues, gross margins and selling, general and administrative expenses increased by $984, $55, and $416, respectively. The increased revenue is attributed to an increased sales force which has also increased the selling, general and administrative expenses which consist primarily of salaries and commissions. This segment operates in a highly competitive industry at low margins and in order for this segment to become a viable operating entity, it will need to significantly increase revenue volume. As of December 31, 1995 management is unable to determine whether this segment will ever operate at a level that is profitable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

Three Dimensional Products and Services:

Revenues and gross profit for the year ended December 31, 1995 compared to the year ended December 31, 1994 increased $926 or 109% and $359 or 121%, respectively, while losses from operations increased $687 or 44%. During November 1994 an additional subsidiary was acquired that operates in this segment and a full years operations from such subsidiary accounted for increases of revenues, gross margin and loss from operations of $226, $18 and $677, respectively. The remainder of operating increases were primarily a result of this segment's European operations which had increased operating activity in Belgium, the United Kingdom and Germany. Selling, general and administrative expenses increased $1,045 or 57% which reflects this segment's continued product development costs.

Revenues for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased $212 or 264%, while gross profit and loss from operations increased $63 or 114% and $657 or 606%, respectively. During the fiscal years ended July 31, 1994 and 1993 the three dimensional products and services segment was in the development stage and as such the revenues and gross margins were minimal while the selling, general and administrative expenses have been significant and account for the majority of the net operating losses.

This segment continues to generate significant losses and has been unable to generate revenues at a volume from any of its products and services sufficient to cover its ongoing product development costs. During 1996, management is evaluating the organizational structure of its domestic and overseas operations and is in the process of formulating a plan to reduce selling, general and administrative expenses which may include the closure of certain offices in the United States, as well as Europe, in order to streamline operations without significantly impacting the segment's ability to grow revenues and gross margins. Even in the event that a cost reduction plan is formalized and implemented, this segment will need a significant infusion of capital in order to sustain operations. Currently, there are no firm commitments for obtaining such capital. As such, there is substantial doubt about this segment's ability to continue as an operating entity and it is doubtful whether this segment will ever become profitable.

Audio Visual Manufacturing and Services:

This segment consists of one operating entity which was acquired in the second quarter of 1995. As such, the operations reported herein reflect only the results from the date of acquisition through December 31, 1995 and there are no prior comparable periods. Since the date of acquisition through December 31, 1995 revenues, gross margins and losses from operations were $2,149, $202 and $492, respectively. Approximately 75% of this segment's revenue were generated from domestic sales, approximately 12% were from sales in the far east and approximately 13% from other foreign markets. The gross margins as a percentage of revenues were 9% which is substantially lower than the margins required to operate profitably. Included in direct costs is $70 of inventory obsolesence write-offs which represents a 3% incremental decrease in the gross

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

margins. A significant cause of the low margins relates to idle plant capacity and an outdated production machine. Management is attempting to obtain financing to purchase a new production machine which would produce products significantly faster and additionally, reduce the need to purchase assembly parts from an outside source since the new production machine would be able to produce such parts on a timely basis. Additionally, the segment needs to obtain a line of credit to fund current working capital needs as the segment's vendors have been extended to the point where parts shipments have been negatively impacted. Selling, general and administrative expenses were $694 from the date of acquisition through December 31, 1995 and exceed gross margins by $492. This excess of expenses over gross margins is a reflection of the volume problem of this segment. Management believes that this segment has a viable and proven product that has been an industry standard since 1940 and with the appropriate financing and capitalization this segment would be able to produce revenues at a volume that would generate profits and at December 31, 1995 the segment has a backlog of orders of approximately $350. However, due to the uncertainties surrounding the ability of the segment to obtain adequate financing, management is unable to determine at this time whether the segment will ever be profitable.

Business Consulting Services:

For the years ended December 31, 1995 and 1994, revenues and gross margins of the business consulting operations were not significant which is consistent with management's decision to concentrate time and resources managing internal operations of the preexisting and newly acquired companies. Selling, general and administrative expenses were also not significant for the year ended December 31, 1995 but amounted to $623 for the year ended December 31, 1994 which is a factor of the significant acquisition activity that occurred during 1994. Income from operations for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 226%. During the fiscal year ended July 31, 1993, consulting fee revenue was minimal and during the fiscal year ended July 31, 1994 the selling, general and administrative expenses did not increase at the same rate as revenues, which accounts for the significant percentage increase in profitability. During 1996, management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's operations.

Corporate and Other:

Selling, general and administrative expenses increased by $3,470 or 56% from $6,192 for the year ended December 31, 1994 to $9,662 for the year ended December 31, 1995. Included in the selling, general and administrative expenses is noncash consulting fee expenses incurred upon the issuance of non employee directors and consultants stock options of $6,083 and $4,140, respectively, for the years ended December 31, 1995 and 1994. The remaining increases are due primarily to increased legal and accounting fees to outside

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued)

firms, increased financial support staff and increased outside consulting fees. Such increases were necessitated by the acquisition activity during the related periods.

Selling, general and administrative expense for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased 573%. The most significant portion of this increase is $7,140 of noncash consulting fee expenses incurred upon the issuance of non employee directors and consultants stock options. Additionally, costs were incurred as a part of acquiring and managing the new subsidiaries purchased since July 31, 1993.

During 1996, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Discussion of Other Significant Financial Line Items:

Interest Expense:

For the year ended December 31, 1995 compared to the year ended December 31, 1994, interest expense increased $2,863 or 235%, and for the fiscal year ended July 31, 1994 compared to the fiscal year ended July 31, 1993 increased $261 or 114%. The increased interest expense for both comparable periods is due to the issuance of debt instruments in connection with the acquisition of International Magnetic Imaging, Inc. and affiliated entities, ("IMI"). During the years ended December 31, 1995 and 1994, interest expense related to IMI was $2,565 and $703, respectively. The significant increase is due to the fact that IMI was not acquired until September 1994 and as such the interest expense for the year ended December 31, 1994 reflects only three months of interest expense.

Gain (Loss) from Security Sales:

During the year ended December 31, 1995, losses on investment activity were nominal. For the year ended December 31, 1995 the loss on sales of securities consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in that period and is no longer included in the unrealized loss from marketable securities in the equity section of the balance sheet.

During the fiscal year ended July 31, 1994, losses on investment activity were nominal. During the fiscal year ended July 31, 1993, the Company had a significant gain on the sale of a company's stock that was held for investment purposes.

Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Unusual Item:

For the fiscal year ended July 31, 1993, the unusual item consists of income of $1,522,878 related to the settlement of a lawsuit and a gain on the repurchase of the assets of a subsidiary. See further discussion of this item in the footnotes to the financial statements.

Income Taxes:

The Company's provision for income taxes were (1.5%), (0.06%), 0%, and 4% of income before taxes for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993, respectively. The Company will have a net operating loss carryforward of approximately $44,882. The net operating loss carryforwards expire beginning in 1996 through 2010. Investment tax credit and job tax credit carryforwards of approximately $105 are available to reduce future income taxes. These credits expire beginning in various years through 1999. These credits have been reduced to reflect changes made by the "Tax Reform Act of 1986". See Note 12 To the Financial Statements.

Impact of Inflation:

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Set forth below is information concerning the executive officers of the registrant.

 Name                         Age         Position
 ----                         ---         --------
 Lewis S. Schilller            65         Chairman of the Board, President,
                                           and Chief Executive Officer
 George W. Mahoney             35         Chief Financial Officer
 Norman J. Hoskin              61         Director
 Grazyna B. Wnuk               32         Secretary

Mr. Schiller has been the Registrant's chief executive officer for more than the past five years. Mr. Schiller also serves as a senior executive officer of the Registrant's subsidiaries. On December 11, 1989, Mr. Schiller was elected as chairman and chief executive and financial officer of General Technologies Group, Ltd. ("GTG"), a corporation in which Consolidated was a stockholder and a major creditor.

Mr. Mahoney has been chief financial officer of Registrant since October 1994. From December 1991 until September 1994, Mr. Mahoney was chief financial officer of IMI and IMI's affiliated entities. Consolidated acquired the assets of IMI and certain of its affiliated entities during 1994. From April to December 1991, he was chief financial officer of Labor World USA, Inc., a labor leasing company, and for more than three years prior thereto, he was chief financial officer of Guardian Bank.

Mr. Hoskin has been a director of the Registrant since September 1992. He is the former chairman of Republic Holdings Corporation of West Palm Beach, Florida and chairman of Executive Express Travel of New York, NY since 1989. He has previously served as the founder and president of Hoskin Leasing, Inc., chairman of Potomac Financial Equities, Inc., chairman of CSB/First Florida Leasing, Inc., as president of National Bank of Florida Corporation, and as senior vice president of Rentar Industries Group, Inc., the parent company of Emery Freight Systems and Interstate Truck Lines. He is also a director of Trinitech Systems, Inc., a company which markets communications and related products principally to the banking and securities industries.

Ms. Wnuk has been the secretary of the registrant since 1991. Prior thereto she served as a secretary for the registrant and as a sales associate in Bloomingdales in New York City.

Officers are elected by, and serve at the pleasure of, the board of directors. Pursuant to an employment agreement dated October 1, 1994, the Company has agreed to employ Mr. Schiller as its chief executive during the term of the agreement, which continues until December 31, 2000. Pursuant to an employment agreement dated October 1, 1994 and superseded by an agreement dated March 21, 1995, the Company has agreed to employ Mr. Mahoney as its chief financial officer during the term of the agreement, which continues until December 31, 1999.

Item 11.  Executive Compensation
(in 000's except share data)

Set forth below is information concerning the Registrant's chief executive officer and chief financial officer of the Registrant who are the only executive officers of the Registrant who received or accrued compensation from the Registrant and its subsidiaries in excess of $100 (on an annualized basis) during the years ended December 31, 1995 and 1994 and the fiscal years ended July 31, 1994 and 1993.

Summary Compensation Table (in 000's except share data):

                                 Annual
                              Compensation           Awards          Payouts
                             ---------------    -----------------    -------
                                                          Securi-
                                                          ties
                                                Restr-    Under-
                                                icted     lying
Name and Principal                              Stock     Options/    LTIP
 Position                    Salary    Bonus    Awards    SARs(#)    Payouts
- -------------------------    ------    -----    ------    -------    -------
Year Ended December 31,
 1995:
Lewis S. Schiller, CEO[1]    $  250       --        --         --         --
                              =====
George W. Mahoney, CFO[2]    $  177   $   36        --         --         --
                              =====    =====

Year Ended December 31,
 1994:
Lewis S. Schiller, CEO[1]    $  199       --        --         --[3]      --
                              =====
George W. Mahoney, CFO[2]    $   50                       750,000[4]      --
                              =====                       =======

Year Ended July 31, 1994:
Lewis S. Schiller, CEO[1]    $  182       --        --         --         --
                              =====

Year Ended July 31, 1993:
Lewis S. Schiller, CEO[1]    $  175       --        --         --         --
                              =====

[1] Mr. Schiller has an employment agreement dated October 1, 1994 with the Company pursuant to which it employs him as chief executive officer through December 31, 1998 at an annual salary of $250, subject to an annual cost of living increase. Mr. Schiller is also entitled to a bonus equal to 10% of the Company's consolidated income before income taxes in excess of $250. No bonus was payable for the year ended December 31, 1995. The Company also granted to Mr. Schiller a five-year option to acquire 10% of the Company's securities portfolio at 110% of the Company's cost.

(in 000's except share data)

[2] Mr. Mahoney has an employment agreement dated October 1, 1994, and superseded by an agreement dated March 21, 1995, with the Registrant pursuant to which it employs him as chief financial officer through December 31, 1999. Mr. Mahoney will receive a base salary of $165, $177, $189, $202 and $220 for the years ending December 31, 1995, 1996, 1997, 1998 and 1999, respectively. Additionally, Mr. Mahoney shall also receive incentive compensation equal to the greater of one percent of the net pretax profits or net cash flow of the Registrant, plus the greater of one percent of the net pretax profit or net cash flow of IMI (a wholly-owned subsidiary of the Registrant), subject to a maximum of twice Mr. Mahoney's base salary for the respective year.

[3] Pursuant to a stock purchase plan dated December 15, 1994, Mr. Schiller received the right to purchase 2,500,000 unregistered shares at the fair market value on that date ($.50 per share). Mr. Schiller did not exercise his right to purchase such shares and such rights have expired as of December 31, 1995.

[4] On December 15, 1994, Mr. Mahoney received options to purchase 750,000 shares of unregistered stock at an exercise price of $.50 per share (the fair market value on that date).

Option Table:

                                                                  Potential
                                                                  Realized
                                                                    Value
                                                                  at Assumed
                                                                    Annual
                                                                   Rates of
                              Individual  Grants                 Stock Price
                    ------------------------------------------- Appreciation
                                 % of Total                          for
                                   Options    Exercise Expira-   Option Term
                    Number of     Granted to   Price   piration  -----------
    Name            Securities    Employees    ($/Sh)    Date     5%     10%
- -----------------   ----------    ----------  -------- --------  ----   ----
George W. Mahoney      750,000       43%        $0.50  12/14/98   $19    $38
                       =======       ===         ====              ==     ==

No other officers or directors have employment agreements with the Registrant.

No officers or directors hold options to purchase any of the Registrant's common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person or group known to the Registrant owns 5% or more of any of the Registrant's voting securities as of April 10, 1996, except as set forth below with respect to the Registrant's Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). No officers or directors of the Registrant own any of the Registrant's Common Stock as of April 25, 1995. The following table sets forth, as of April 10, 1996, the number and percentage of rights to shares of outstanding Common Stock owned by each person owning at least 5% of the Registrant's Series A Preferred Stock, each director owning stock and all directors and officers as a group:

                                 Amount and Nature of
Name and Address[1]             Beneficial Ownership[2]     Percent of Series
- ---------------------------     -----------------------     -----------------
Lewis S. Schiller                       4,480                      5.8%
Norman J. Hoskin                        1,280                      1.7%
Joel M. Brown                           1,536                      2.0%
All officers and directors
 as a group (four
 individuals owning stock)             11,520                     14.8%

[1] - The address of each person is c/o Consolidated Technology Group Ltd., 160 Broadway, New York, NY 10038.

[2] - Each person named has the sole voting and sole investment power and has direct beneficial ownership of the shares.

Item 13.  Certain relationships and Related Transactions

Loan Receivable from an Officer of a Subsidiary:

During the year ended December 31, 1995 a subsidiary of the Company loaned $45 to the chief executive officer of such subsidiary. The loan has no fixed due dates or terms.

Loan Receivable from Sale of Common Stock Investments to an Officer:

During 1995, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the book value of such investments. The purchase of such investments was consummated in a noncash transaction and such officer has issued a note in favor of the Company with interest at 9% and said note matures five years from the date of the purchase. Total amounts outstanding under such receivables was $72 at December 31, 1995. The gain realized by the Company on the sale of these investments approximated $7.

In February 1996, a subsidiary of the Company loaned $300 to an officer of the subsidiary. The principal is due in 1998 and requires interest only payments at a rate of 5.5%, payable annually.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
   F-1         Report of Mortenson and Associates, P.C. Independent Certified
                Accountants
   F-2 & F-3   Consolidated Balance Sheets as of December 31, 1995 and 1994
   F-4         Consolidated Statements of Operations for the Years Ended
                December 31, 1995 and 1994 and July 31, 1994 and 1993
   F-5 - F-8   Consolidated Statements of Shareholders' Equity for the
                Years Ended December 31, 1995 and 1994 and July 31, 1994
                and 1993
   F-9 - F-13  Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1995 and 1994 and July 31, 1994 and 1993
   F-14- F-58  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

   None

3. Reports on Form 8-K

   None

4. Exhibits

3.1   Certificate of Incorporation[1]
3.2   By-laws[1]
10.1 Agreements relating to the acquisition and financing of International Magnetic Imaging, Inc. and its affiliated companies.[2]
10.2 Plan and agreement of reorganization dated as of April 13, 1994 by and among the Registrant, CSM Acquisition Corp., Carte medical Corporation, Creative Socio-Medics Corp. and Advanced Computer Techniques, Inc., as amended.[3]
10.3 Agreement dated December 2, 1993, among Registrant, SIS Capital Corp., SES Holdings Corp., Arc Acquisition Group, Inc. and the stockholders of
      Arc Acquisition Group, Inc.[4]
10.4 Agreement dated December 2, 1993 among the Registrant, SIS Capital Corp., Arc Networks, Inc., Joseph G. Sicinski and Peter F. Parrinello.[4]
10.5 Employment agreement dated March 21, 1995, between the Registrant and George W. Mahoney.[6]
10.6 Employment agreement dated October 1, 1994, between the Registrant and Lewis S. Schiller.[6]
10.7 Agreement dated as of March 31, 1995 among SIS Capital Corp., DLB, Inc., Joseph G. Sicinski and Concept Technologies Group, Inc., including exhibits and disclosure letters.[5]
11.1  Calculation of earnings per share
21.1  List of Subsidiaries of Registrant.
27    Financial Data Schedule.[7]
99.1  Stock Purchase Agreement.[6]

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

[1] Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference. [2] Included as exhibits to the Registrant's report on Form 8-K, as amended, dated July 19, 1994, and incorporated herein by reference.
[3] Included as exhibits to the Registrant's report on Form 8-K, as amended, dated June 16, 1994, and incorporated herein by reference.
[4] Included as exhibits to the Registrant's report on Form 8-K, dated
     December 22, 1993, and incorporated herein by reference.
[5] Filed as exhibit to the Company's report on Form 8-K, dated April 19,
     1995, and incorporated herein by reference.
[6] Filed as an exhibit to the Company's annual report on Form 10-K for the five month transition period from August 1, 1994 to December 31, 1994. [7] File only to the SEC in electronic format.

















                   ........................................

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
 Consolidated Technology Group, Ltd.
 New York, New York

     We have audited the accompanying consolidated balance sheets of Consolidated Technology Group, Ltd. and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended December 31, 1995 and each of the two fiscal years ended July 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group, Ltd. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years ended December 31, 1995 and 1994 and each of the two fiscal years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $11,360,000 for the year ended December 31, 1995, and has an accumulated deficit to that date of $40,648,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /S/
                                  ------------------------------
                                  MORTENSON AND ASSOCIATES, P.C.
                                  Certified Public Accountants

Cranford, New Jersey
March 27, 1996

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                             December 31,
                                      ------------------------
                                          1995          1994
                                      ------------    --------
Assets:
 Current assets:
  Cash and cash equivalents                $ 1,636     $ 1,727
  Receivables, net of allowances            19,216      16,820
  Inventories                                3,701       3,466
  Loans receivable                             396       1,363
  Prepaid expenses and other
   current assets                              436         412
  Excess of accumulated costs
   over related billings                     1,002          --
  Investments in common stock                   20         151
                                            ------      ------
   Total current assets                     26,407      23,939
                                            ------      ------

Property, plant and equipment, net          11,034      12,911
                                            ------      ------

Other assets:
 Capitalized software development costs        502       1,064
 Goodwill, net                              11,881      12,623
 Covenant not to compete, net                2,168       3,451
 Customer lists, net                        11,684      12,770
 Deferred offering costs                        --         331
 Receivables, long-term                        219          --
 Receivables, related parties                  544         160
 Trademark, net                                383          --
 Investments in common stock, long-term        405         384
 Other Assets                                1,085         456
                                            ------      ------
  Total other assets                        28,871      31,239
                                            ------      ------

Total Assets                               $66,312     $68,089
                                            ======      ======













                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                             December 31,
                                      ------------------------
                                          1995          1994
                                      ------------    --------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses    $11,095     $ 6,741
  Accrued payroll and related expenses       2,332       1,774
  Accrued interest                             284         113
  State taxes payable                          269          20
  Excess of billings over accumulated
   costs                                     1,701         655
  Notes payable, related parties               290         183
  Current portion of long-term debt          9,080       8,096
  Current portion of subordinated debt      13,354       3,437
  Current portion of capitalized
   lease obligations                         1,362       1,256
                                            ------      ------
    Total current liabilities               39,767      22,275
                                            ------      ------
Long-term liabilities:
 Long-term debt                              6,210       8,512
 Capitalized lease obligations               2,198       2,671
 Subordinated debt                           5,003      17,926
                                            ------      ------
  Total long-term liabilities               13,411      29,109
                                            ------      ------
Commitments and contingencies

Minority interest                            2,087          --
                                            ------      ------

Shareholders' Equity:
 Preferred stock                                70          81
 Additional paid-in capital,
  preferred stock                              266         311
 Common stock (50,000,000 shares
  authorized, 26,655,071 and 17,577,260
  shares issued and outstanding as of
  December 31, 1995 and 1994,
  respectively)                                267         176
 Additional paid-in capital, common stock   51,020      45,597
 Accumulated deficit                       (40,648)    (29,288)
 Unrealized loss on exchange translation       (17)        (33)
 Net unrealized gain (loss) on long-
  term investments in common stock              89        (139)
                                            ------      ------
   Total shareholders' equity               11,047      16,705
                                            ------      ------
Total Liabilities and Shareholders' Equity $66,312     $68,089
                                            ======      ======

                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)
                                 -----------------------------------------
                                     Year Ended         Fiscal Year Ended
                                    December 31,             July 31,
                                 ------------------     ------------------
                                  1995        1994        1994      1993
                                 ------      ------      ------    ------

Revenues                       $110,097     $41,578     $15,742   $ 3,839

Direct costs                     89,175      35,428      13,560     2,664
                                -------      ------      ------    ------
Gross profit                     20,922       6,150       2,182     1,175

Selling, general
 and administrative              32,034      16,614      12,748     2,578
                                -------      ------      ------    ------
Income (Loss) from operations   (11,112)    (10,464)    (10,566)   (1,403)
                                -------      ------      ------    ------
Other income (expense):
 Interest expense                (4,084)     (1,221)       (490)     (229)
 Other income (expense)             373         448          69       (46)
 Gain (loss) from security sales    (35)       (299)         13       694
 Unusual items                       --          --          --     1,523
                                -------      ------      ------    ------
  Total other income (expense)   (3,746)     (1,072)       (408)    1,942
                                -------      ------      ------    ------
Income (Loss) before income
 taxes and minority interest    (14,858)    (11,536)    (10,974)      539

Income Taxes                       (226)        (24)         --       (21)

Minority Interest in Loss
 of Subsidiaries                  3,724         132         202        76
                                -------      ------      ------    ------
Income (loss) before
 extraordinary item             (11,360)    (11,428)    (10,772)      594

Extraordinary Item                   --          --          --       146
                                -------      ------      ------    ------
Net Income (Loss)              ($11,360)   ($11,428)   ($10,772)  $   740
                                =======      ======      ======    ======
Earnings (Loss) per Share:
Income (loss) before
  extraordinary item             ($0.51)     ($0.80)     ($1.35)    $0.14
 Extraordinary item                  --          --          --      0.04
                                -------      ------      ------     ------
 Net income (loss) per share     ($0.51)     ($0.80)     ($1.35)    $0.18
                                =======      ======      ======    ======
 Weighted average number of
  common shares              22,423,035  14,205,789   7,972,594 4,224,260
                             ==========  ==========   ========= =========

                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

                               Year Ended December 31,                            July 31,
                       ----------------------------------------   ---------------------------------------
                              1995                 1994                  1994                 1993
                       -------------------  -------------------   -------------------  ------------------
                         Shares    Amounts    Shares    Amounts     Shares    Amounts    Shares   Amounts
                       ----------  -------  ----------  -------   ----------  -------  ---------- -------
Preferred stock, $1.00
 par value, 6% Series
 A 77,713 shares
 authorized:
Beginning balance          77,713  $    78      77,713  $    78       77,713  $    78          --      --
Issuance of Series A           --                   --       --           --       --      77,713 $    78
Conversion of Series A    (11,117)     (11)         --       --           --       --          --      --
                       ----------   ------  ----------   ------   ----------   ------  ----------  ------
Ending balance             66,596  $    67      77,713  $    78       77,713  $    78      77,713 $    78
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
Preferred stock, $1.00
 par value, $3.50 and
 $.10 Series B & E 8,000
 shares authorized each:
Beginning balance             262  $     1         262  $     1          262  $     1         262 $     1
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
Ending balance                262  $     1         262  $     1          262  $     1         262 $     1
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
Preferred stock, $1.00
 par value, $8.00 sub-
 ordinated Series F,
 6,000 shares authorized:
Beginning balance           2,700  $     2       2,700  $     2        2,700  $     2       2,700 $     2
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
Ending balance              2,700  $     2       2,700  $     2        2,700  $     2       2,700 $     2
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
Total preferred
 stock - par               69,558  $    70      80,675  $    81       80,675  $    81      80,675 $    81
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
                                                                                               (continued)












                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1995 and 1994  and July 31, 1994 and 1993
(in 000's except per share data)

                               Year Ended December 31,                           July 31,
                       ----------------------------------------   ---------------------------------------
                              1995                 1994                  1994               1993
                       -------------------  -------------------   -------------------  ------------------
                         Shares    Amounts    Shares    Amounts     Shares    Amounts    Shares   Amounts
                       ----------  -------  ----------  -------   ----------  -------  ---------- -------
Additional paid-in
 capital, preferred
 stock:
Beginning balance                  $   311              $   311               $   311                  --
Issuance of Series A                    --                   --                    --             $   311
Conversion of Series A                 (45)                  --                    --                  --
                                    ------               ------                ------              ------
Ending balance                     $   266              $   311               $   311             $   311
                                    ======               ======                ======              ======
Common stock, $0.01
 par value,
 50,000,000 shares
 authorized:
Beginning balance      17,577,260  $   176   6,574,260  $    66    4,224,260  $    42   4,224,260 $    42
Issuance for offerings  1,000,000       10   3,500,000       35    3,500,000       35          --      --
Issuance for
 acquisitions                  --       --   5,803,000       58    1,810,000       18          --      --
Issuance for exercise
 of stock options       6,500,000       65   1,500,000       15    3,000,000       30          --      --
Issuance of stock in
 lieu of cash payment
 for services rendered    130,004        1     200,000        2           --       --          --      --
Conversion of Series A  1,447,807       15          --       --           --       --          --      --
                       ----------   ------  ----------   ------   ----------   ------  ----------  ------
Ending balance         26,655,071  $   267  17,577,260  $   176   12,534,260  $   125   4,224,260 $    42
                       ==========   ======  ==========   ======   ==========   ======  ==========  ======
                                                                                               (continued)















                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1995 and 1994  and July 31, 1994 and 1993
(in 000's except per share data)

                               Year Ended December 31,                            July 31,
                       ----------------------------------------   ---------------------------------------
                              1995                 1994                  1994                 1993
                       -------------------  -------------------   -------------------  ------------------
                         Shares    Amounts    Shares    Amounts     Shares    Amounts    Shares   Amounts
                       ----------  -------  ----------  -------   ----------  -------  ---------- -------
Additional paid-in
 capital, common stock:
Beginning balance                  $45,598              $23,369               $16,753             $16,753
Issuance for offerings                 240                8,330                 8,330                  --
Issuance for
 acquisitions                           --                6,678                 4,938                  --
Issuance for exercise
 of stock options                    5,029                7,125                11,710                  --
Issuance of stock in
 lieu of cash payment
 for services rendered                 112                   95                    --                  --
Conversion of Series A                  41                   --                    --                  --
                                    ------               ------                ------              ------
Ending balance                     $51,020              $45,597               $41,731             $16,753
                                    ======               ======                ======              ======
Accumulated deficit:
Beginning balance                 ($29,288)            ($17,860)             ($14,030)           ($14,770)
Net loss                           (11,360)             (11,428)              (10,772)                740
                                    ------               ------                ------              ------
Ending balance                    ($40,648)            ($29,288)             ($24,802)           ($14,030)
                                    ======               ======                ======              ======
                                                                                               (continued)
















                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1995 and 1994  and July 31, 1994 and 1993
(in 000's except per share data)

                               Year Ended December 31,                            July 31,
                       ----------------------------------------   ---------------------------------------
                              1995                 1994                  1994                 1993
                       -------------------  -------------------   -------------------  ------------------
                         Shares    Amounts    Shares    Amounts     Shares    Amounts    Shares   Amounts
                       ----------  -------  ----------  -------   ----------  -------  ---------- -------
Net unrealized gain
 (loss) on long-term
 investments in
 common stock:
Beginning balance                 ($   139)            ($   270)             ($    78)                 --
Recognized investment
 security (gains)
 losses                                228                  131                  (307)                (78)
                                    ------               ------                ------              ------
Ending balance                     $    89             ($   139)             ($   385)           ($    78)
                                    ======               ======                ======              ======
Unrealized Exchange
 Translation:
Beginning balance                      (33)                  --                    --                  --
Recognized investment
 security (gains)
 losses                                 16                  (33)                   --                  --
                                    ------               ------                ------              ------
Ending balance                         (17)                 (33)                   --                  --
                                    ======               ======                ======              ======

Total shareholders' equity         $11,047              $16,705               $17,061             $ 3,079
                                    ======               ======                ======              ======
                                                                                               (concluded)















                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

                                 -----------------------------------------
                                     Year Ended         Fiscal Year Ended
                                    December 31,             July 31,
                                 ------------------     ------------------
                                  1995        1994        1994      1993
                                 ------      ------      ------    ------
Cash Flows from Operating
 Activities:
Income (loss) before
 extraordinary item             ($11,360)  ($11,428)   ($10,772)  $   594
                                  ------     ------     ------     ------
Adjustments to reconcile net
 loss to net cash provided by
  operating activities:
 Depreciation and Amortization     7,602      2,187        290         40
 Minority interest in loss of
  consolidated subsidiaries       (3,724)      (132)      (202)       (75)
 Write-off goodwill                   --        338         --         --
 Write-off inventory                 470        307         --         --
 Bad debt expense                  1,225         83         23         68
 Noncash expenses paid with
  the issuance of stock              114         97         --         --
 Noncash expenses paid with the
  issuance of a subsidiary's stock    11         --         --         --
 Deferred charges on option
  exercise                         3,869      4,140      7,140         --
 Deferred charges on option
  exercise of a subsidiary         2,214         --         --         --
 Additional compensation              --        135        135         --
 Unusual item                         --         --         --     (1,523)
 Extraordinary item                   --         --         --        146
 Write-down fixed assets
  to fair value                       --        225        225         --
 Write-off of loans receivable        --        280        279        562
 (Gain) loss on sale of common
  stock investments                   35        299        (13)      (694)
 Loss on sale of fixed assets         60         --         --         --
 Change in current assets
  and current liabilities:
  (Increase) decrease in
   in current  assets:
   Receivables                    (3,301)    (1,900)    (2,747)        52
   Inventories                       107        482        460        (57)
   Prepaid expenses and other
    current assets                   (10)       559       (388)      (107)
   Excess of accumulated costs
    over billings                 (1,002)        --         --         --
                                                             (continued)



                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

                                 -----------------------------------------
                                     Year Ended         Fiscal Year Ended
                                    December 31,             July 31,
                                 ------------------     ------------------
                                  1995        1994        1994      1993
                                 ------      ------      ------    ------
Adjustments to reconcile net
 loss to net cash provided by
  operating activities
  (continued):
 Increase (Decrease) in
  current liabilities:
   Accounts payable and
    accrued expenses              3,666       2,263         680       103
   Accrued payroll and
    related expenses                558        (968)       (868)      361
   Accrued interest                 172        (532)       (184)       76
   Income taxes payable             249          (7)         (5)       25
   Interim billings in excess
    of costs and estimated
    profits                       1,046         (90)         --        --
                                 ------      ------      ------    ------
    Total adjustments            13,359       7,766       4,825    (1,023)
                                 ------      ------      ------    ------
Net cash provided by (used)
 in operating activities          1,999      (3,662)     (5,947)   (  429)
                                 ------      ------      ------    ------
Cash Flows from Investing
 Activities:
 (Increase) decrease in
  other assets                     (464)       (667)       (795)       30
 Capital expenditures              (684)     (2,150)       (205)      (60)
 Proceeds from sale of
  fixed assets                      220          --          --        --
 Capitalized software
  development costs                 (20)       (337)       (581)     (404)
 Investments in common stock         (7)       (392)       (658)      (95)
 Proceeds from sale of common
  stock investments                 530          45         195       749
 Acquisition of subsidiary         (983)     (8,358)       (500)       --
 Cash of company acquired           504       2,422         145         4
 Cash of company sold                --          (6)         (6)       --
 Cash escrow                         --          --      (2,000)       --
 Payments for loans made         (3,022)     (1,493)     (1,194)     (320)
 Collections from repayment
  of loans made                   3,223         106          --        31
                                 ------      ------      ------    ------
Net cash used in
 investing activities              (703)    (10,830)     (5,599)      (65)
                                 ------      ------      ------    ------
                                                               (continued)
                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

                                 -----------------------------------------
                                     Year Ended         Fiscal Year Ended
                                    December 31,             July 31,
                                 ------------------     ------------------
                                  1995        1994        1994      1993
                                 ------      ------      ------    ------
Cash Flows from Financing
 Activities:
 Deferred offering costs           (129)       (331)      (171)        --
 Net advances from factor           367         550      1,936         --
 Proceeds from issuance
  of long-term debt               1,297       7,169        605        752
 Repayment of long-term debt     (6,909)     (2,452)    (1,976)      (644)
 Payments on capital leases      (1,194)       (165)        (8)        (3)
 Issuance of preferred stock         --          --         --         40
 Issuance of common stock           250       8,161      8,161         --
 Issuance of a subsidiary's
  common stock                    2,990          --         --         --
 Exercise of stock options        1,225       3,000      4,600         --
 Exercise of subsidiary
  stock options                     716          --         --         --
                                 ------      ------     ------     ------
Net cash provided by (used in)
 financing activities            (1,387)     15,932     13,147        145
                                 ------      ------     ------     ------

Net Increase (Decrease) in
 Cash and Cash Equivalents          (91)      1,440      1,599       (349)

Cash and Cash Equivalents at
 Beginning of Period              1,727         287        174        523
                                 ------      ------     ------     ------
Cash and Cash Equivalents at
 End of Period                  $ 1,636     $ 1,727    $ 1,773    $   174
                                 ======      ======     ======     ======

Supplemental Disclosures of
 Cash Flow Information:
Cash paid for interest          $ 3,912     $ 1,062    $   116    $   143
                                 ======      ======     ======     ======
Cash paid for income taxes      $    22          --         --    $     1
                                 ======      ======     ======     ======
                                                               (concluded)








                 See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the year ended December 31, 1995, the Company:
(1) Acquired equipment under capital lease obligations with a net present value of $817.
(2) Received common stock in lieu of cash payments for notes receivable and accrued interest receivable with a book value of $217.
(3) Pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger:
     (a) Reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $5,811.
     (b)  Acquired net assets with a book value of $983.
(4) Issued stock with a discounted value of $114 in lieu of cash payment for services rendered.
(5) Incurred $3,869 in noncash expense from the issuance and exercise of 6,500,000 stock options

During the year ended December 31, 1994, the Company:
(1) Purchased equipment in the amount of $185 and assumed capital lease obligations for $137 and notes payable for $48.
(2) Acquired capitalized software costs in the amount of $150 and assumed notes payable for the full amount.
(3) Acquired equipment in the amount of $35 and assumed notes payable for the full amount.
(4) Acquired a covenant not to compete in the amount of $800 and assumed notes payable for the full amount.
(5) Acquired Creative Socio-Medics and in connection therewith assumed long-term debt approximating $530.
(6) Acquired International Magnetic Imaging and in connection therewith assumed subordinated debt approximating $19,800, long-term debt approximating $12,000, capital lease obligations approximating $3,700 and issued stock with a value of $2,920.
(7) Acquired Job Shop Technical Services and Computer Engineering Services and in connection therewith assumed subordinated debt approximating $1,500, long-term debt approximating $2,600 and issued stock with a value of $900.
(8) Issued stock with a discounted value of $97 in lieu of cash payment for services rendered.
(9) Incurred $4,140 in noncash expense from the issuance and exercise of 1,500,000 stock options

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

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1995 and 1994 and July 31, 1994 and 1993
(in 000's except per share data)

Supplemental Disclosures of Noncash Investing and Financing
 Activities (continued):

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------
(1) Summary of Significant Accounting Policies

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

Accounting Period - Effective December 31, 1994, the Company changed to a calendar year. Prior to 1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include balance sheets for the year ended December 31, 1995 and 1994 and statements of operations, cash flows and changes in stockholder's equity for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. International Magnetic Imaging, Inc. ("IMI"), a wholly owned subsidiary of the Company, has cash balances of $1,412 and $1,471 at December 31, 1995 and 1994, respectively, which represents 86% and 85% of total cash for the same respective periods. The use of IMI's cash is restricted pursuant to an IMI financing agreement with a creditor, whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out method with the exception of the audio visual manufacturing and services segment which values inventory a standard which approximates first-in, first out. Costs accumulated under government contracts are net of progress payments.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less allowances for accumulated depreciation. The cost of furniture and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense.

Research and Development - The Company's research and product development activities are conducted by the Electro-Mechanical and Electro-Optical Manufacturing and Services, Medical Services, Audio Visual Manufacturing and Services and Three Dimensional Products and Services segments. The Company's research and development expenses for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993 approximated $893, $4,842, $1,902 and $396, respectively.  All of the Company's research and development activities were

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

performed by the subsidiaries and were company financed. Research and development costs are expensed as incurred.

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

Amortization of capitalized software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis using the straight-line method over the estimated economic life of the product, estimated to be approximately 2-3 years. Research and development costs incurred to establish technological feasibility are expensed as incurred. Accumulated amortization was $845 and $262 at December 31, 1995 and 1994 ,respectively. For the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993, amortization of capitalized software development costs approximated $582, $262, $13, and $0, respectively.

Intangible Assets - Intangible assets consist of goodwill, covenants not to compete, customer lists and trademarks. The Financial Accounting Standards Board has issued Statement 121 addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles, and the goodwill related to those assets. The statement is effective for calendar-year 1996 financial statements.

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized over a twenty year period on the straight-line method. Management of the Company evaluates the period of goodwill amortization to determine whether latter events and circumstances warrant revised estimates of useful lives. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flows from related operations. Impairment is recognized if the carrying value of goodwill is greater than the projected discounted cash flows from related operations.

Covenants Not to Compete - The capitalized value of covenants not to compete are being amortized on the straight-line basis over their contractual lives which range from three to five years.

Customer Lists - Customer lists are being amortized over twelve to fifteen years on the straight-line basis.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

Trademark - The trademark, which was acquired as a part of a reverse merger in May 1995, relates to the Audio Visual Manufacturing and Services segment and has a cost basis of $429 which represents the net present value of the payments for such trademark at the time it was acquired. This trademark gives the Company a nonexclusive trademark license for use of the "Klipsch" name for use with various professional loudspeaker products provided that the trademark is used only in connection with professional grade speakers. The Klipsch name and related speakers were developed in the 1940's and is an established name as a leader in loudspeaker design and innovation. The Company believes that the acquisition of the Klipsch trademark gives the Company one of the most long-established and recognizable brand names in the industry. The trademark is being amortized over 25 years on a straight line basis. Accumulated amortization at December 31, 1995 is $46 and amortization expense since the Company's acquisition of the trademark in May 1995 through December 31, 1995 approximated $3.

Deferred Offering Costs - Deferred offering costs represents amounts paid or accrued for costs associated with an anticipated public offering for a subsidiary of the Company in the medical services segment amounted to $129, $331 and $172 for the years ended December 31, 1995 and 1994 and July 31, 1994. These costs would have been recorded as a reduction of the net proceeds of the anticipated offering, however; the total accumulated amount of such costs of $460 was expensed during the year ended December 31, 1995 since the offering was not consummated.

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

Minority Interest - For consolidated subsidiaries that are not wholly owned, the Company eliminates the minority interest portion of the related profits and losses. The allocable losses of such minority interests is in excess of the Company's investment in such subsidiaries by approximately $1,132 and $684 at December 31, 1995 and 1994.

Revenue Recognition - Revenue for the service sector is recognized as services are provided. Revenue from the manufacturing sector is recognized primarily under fixed price type contracts and are accounted for under the unit of delivery method. Anticipated losses on contracts in progress are charged to

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

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

Contract terms which provide for billing schedules that differ from revenue recognition give rise to costs and estimated profits in excess of billings and billings in excess of costs and estimated profits. Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts           $ 2,697
Estimated profits                                     490
                                                   ------
Total                                               3,187
Billings to date                                    3,604
                                                   ------
Net                                              ($   699)
                                                   ======

Included in the accompanying balance sheet under the following captions:

Excess of accumulated costs over
 related billings                                 $ 1,002
Excess of billings over accumulated costs           1,701
                                                   ------
Net                                              ($   699)
                                                   ======

Earnings (Loss) Per Share - Earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred,

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(1) Summary of Significant Accounting Policies (continued)

common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that
exceeds federally insured limits is subject to credit risk.    The Company
believes no significant concentration of credit risk exists with respect to these cash investments. For the year ended December 31, 1995, the Company did not receive revenues from any one customer that was significant to total revenues as a whole

Reclassifications - Certain year ended December 31, 1994 and July 31, 1994 and 1993 items have been reclassified to conform to the December 31, 1995 presentation.

(2) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $11,360,000 for the year ended December 31, 1995, and has an accumulated deficit to that date of $40,648,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient funding to enable them to continue operations. Management's plan is to continue efforts to raise capital through initial public offerings of the underlying subsidiary's equity and to manage them to profitable levels once adequate funding is in place. The failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of certain segments of operations and could ultimately force the Company as a whole to cease operations.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(3) Receivables

Receivables consist of the following:
                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Receivables                               $22,433        $19,670
Less: Allowance for bad debts              (3,217)        (2,850)
                                           ------         ------
Receivables, net                          $19,216        $16,820
                                           ======         ======

The Company finances certain receivables to a factor under agreements entered into in August 1994. The agreements are renewable annually and have a maximum availability of funds of $5,500. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the factor having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.25% and 7.65% at December 31, 1995 and 1994, respectively, plus 2% and 4% for the respective periods and a commission of 0.3% and 1% of the receivables financed for the respective periods. The factor has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the company. At December 31, 1995 and 1994 the total amount advanced by the factor was $4,386 and $4,019, respectively.

The changes in the allowance for bad debts are as follows:

                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------

Balance at beginning of period            $ 2,850        $ 2,933
Provision for the period                   (1,225)           (83)
Write-offs for the period                   1,592             --
                                           ------         ------
Balance at end of period                  $ 3,217        $ 2,850
                                           ======         ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------

(4) Inventories

Inventories consist of the following:
                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Finished goods                            $    98             --
Work-in-process                             1,336        $ 1,373
Raw materials and parts                     2,617          2,214
                                           ------         ------
Subtotal                                    4,051          3,587
Less: Progress payments                        --           (121)
                                           ------         ------
Subtotal                                    4,051          3,466
Allowance for obsolesence                    (350)            --
                                           ------         ------
Total inventories                         $ 3,701        $ 3,466
                                           ======         ======

The work-in-process represents accumulated costs of raw materials, direct labor and factory overhead expenses on current work orders. Finished goods represent computer software inventory purchased for resale. During the years ended December 31, 1995 and 1994 approximately $470 and $307 of inventory was written-off due to obsolesence.

(5) Loans Receivable

Loans receivable consist of the following:
                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Fingermatrix                              $   621        $ 1,439
Other                                         169            275
                                           ------         ------
Total                                         790          1,714
Less: Allowance for doubtful accounts        (175)          (351)
                                           ------         ------
Loans receivable, net                         615          1,363
Long-term portion                             219             --
                                           ------         ------
Current portion                           $   396        $ 1,363
                                           ======         ======

Fingermatrix was in Chapter 11 pursuant to a petition filed on September 11, 1993 and whose plan was confirmed in March of 1995. The bankruptcy court has classified the Company as having a first security in the assets of the debtor. On March 31, 1995, Fingermatrix emerged out of bankruptcy and the Company received its first payment of $250 on its secured debt and its initial payment

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(5) Loans Receivable (continued)

of $2 on its unsecured debt. The Company received 150,000 common shares and 250,000 warrants equaling less than 5% of the emerging debtor upon confirmation. The common shares and warrants received were recorded at $240 which was the book value of the receivable and the related accrued interest exchanged for the receipt of such common stock and warrants. The allowance for doubtful accounts relates to notes receivable other than the Fingermatrix loan.

(6) Receivables from Related Parties

Related party receivables consist of the following:
                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Unconsolidated affiliate -
 Loan consists of cash advances
 and has no fixed due dates or terms.     $   427        $   160
Officers:
 Due from an officer of a subsidiary
  and has no fixed due dates or terms.         45             --
 Due from the chief executive officer
  of the Company and such officer
  executed a note with interest at 9%
  payable quarterly and matures in
  the year 2000.                               72             --
                                           ------         ------
Total                                     $   544        $   160
                                           ======         ======

(7) Investments in Common Stock

Investments in common stock consist of the following:

                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Cost basis                                $   336        $   674
Net unrealized gain (loss) included
 as a reduction of shareholders' equity        89           (139)
                                           ------         ------
Market Value                                  425            535
Current portion                                20            151
                                           ------         ------
Long-term portion                         $   405        $   384
                                           ======         ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(7) Investments in Common Stock (continued)

The unrealized gain (loss) on investments in common stocks consists of the following:
                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Balance at beginning of period           ($   139)      ($   270)
Adjustments of investments
 to fair market value                         172            131
Realization of previously
 unrealized loss                               56             --
                                           ------         ------
Balance at end of period                  $    89       ($   139)
                                           ======         ======

Gain (loss) on the sale of securities consists of the following:

                                                               Fiscal
                                        Year Ended           Year Ended
                                        December 31,          July 31,
                                      ----------------    ----------------
                                       1995      1994      1994      1993
                                      ------    ------    ------    ------

Proceeds from security sales         $   530   $    45   $   195   $   749
Cost of securities sold                  565       344       182        55
                                      ------    ------    ------    ------
Gain (loss) on security sales       ($    35) ($   299)  $    13   $   694
                                      ======    ======    ======    ======

(8) Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Land                                      $   664        $   664
Buildings                                   3,242          3,234
Medical equipment                          14,590         15,919
Machinery and equipment                     2,019          2,283
Tools and dies                                601            145
Furniture and equipment                     4,097          3,429
Vehicles                                       25             25
Leasehold improvements                      1,504          1,334
                                           ------         ------
Total                                      26,742         27,033
Less: Accumulated depreciation            (18,110)       (16,842)
                                           ------         ------

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(8) Property, Plant and Equipment (continued)

                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Sub-total                                   8,632         10,191
                                           ------         ------
Equipment held under capital leases         6,843          6,227
Less: Accumulated depreciation             (4,441)        (3,507)
                                           ------         ------
Sub-total                                   2,402          2,720
                                           ------         ------
Property, plant and equipment, net        $11,034        $12,911
                                           ======         ======

Depreciation expense charged to operations was $3,472, $952, $127 and $40 for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993, respectively.

(9) Intangible Assets

Intangible assets consist of the following:

                                                December 31,
                                           ---------------------
                                            1995           1994
                                           ------         ------
Goodwill                                  $12,901        $13,005
Less: Accumulated amortization             (1,020)          (382)
                                           ------         ------
Goodwill, net                             $11,881        $12,623
                                           ======         ======

Covenant not to compete                   $ 3,954        $ 3,954
Less: Accumulated amortization             (1,786)          (503)
                                           ------         ------
Covenant not to compete, net              $ 2,168        $ 3,451
                                           ======         ======

Customer lists                            $13,046        $13,046
Less: Accumulated amortization             (1,362)          (276)
                                           ------         ------
Customer lists, net                       $11,684        $12,770
                                           ======         ======

Trademarks                                $   429             --
Less: Accumulated amortization             (   46)            --
                                           ------         ------
Trademarks, net                           $   383             --
                                           ======         ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(9) Intangible Assets (continued)

Amortization expense charged to operations was $3,009, $982, $163, and $0 for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993. During the year ended December 31, 1994 the Company wrote-off approximately $623 of goodwill cost that was deemed to be impaired.

(10) Debt

Notes Payable - Related Parties consists of the following:

                                                          December 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Notes payable to stockholders for cash
 received and office equipment
 contributed by these stockholders in
 1992.  The loans are noninterest
 bearing and have no fixed due date.                $   183        $   183

Note payable to an employee for cash
 advances, due in March 1996 with
 interest at 9%.                                        107             --

                                                     ------         ------
Total notes payable, related parties                $   290        $   183
                                                     ======         ======

Long-term debt consists of the following:
                                                          December 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Bank and installment loans - with interest rates
 ranging from 6% - 12.5%.  Collateralized by
 certain assets and stock of subsidiaries of the
 Company.  $232 is currently in default, $2,980
 is due in 1996 and $4,364 is due through 1999.     $ 6,134        $ 7,576

Former stockholders of an acquired subsidiary,
 due September 1996 with interest at 7%.                138            280

Equipment loans - payable in various monthly
 installments at interest rates ranging from 7.75%
 to 11.5%, collateralized by the related
 equipment, due through 2000.                         1,629          1,741

Building mortgages - payable in various monthly
 installments at interest rates ranging from 9.25%
 to 9.75% due through September 2000,
 collateralized by the related buildings.             1,711          1,940

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(10) Debt (continued)

                                                        December 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Investor loans - interest at 10% on $362 and 13.5%
 on $530.  $362 was due on 1995 and is in default
 and $530 is due in 1997 and is in default for
 failure to make timely interest payments.              825            362

Loans payable to factor - $3,679 carries base
 interest rates of 8.25 and 7.65% at December 31,
 1995 and 1994, respectively, plus an additional
 2% and 4% for the respective periods and a 0.3%
 and 1% commission for the respective periods.
 $707 of new factor debt during 1995 carries
 interest at prime plus 8% to a maximum of 18%,
 an effective rate of 15% at December 31, 1995.
 Collateralized by accounts receivable, contract
 rights, personal property, fixtures and inventory.   4,386          4,019

Note payable - covenants not-to-compete, payable
 in monthly installments of $22.  The notes are
 noninterest bearing and mature September 1997.         467            690
                                                     ------         ------
Total                                                15,290         16,608
Current portion                                       9,080          8,096
                                                     ------         ------
Long-term portion                                   $ 6,210        $ 8,512
                                                     ======         ======

Subordinated debt consists of the following:

                                                        December 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Subordinated notes payable issued in connection
 with acquisitions - payable in various quarterly
 installments at interest rates ranging from 4% to
 7%.  The notes are unsecured and as of
 December 31, 1995 include balloon payments in
 September 1996 and September 1997.  Subsequent to
 December 31, 1995, a portion of these notes have
 been refinanced and a portion have been
 renegotiated to extend the payment terms
 (see subsequent events footnote)                   $17,657        $19,863

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(10) Debt (continued)
                                                        December 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Internal Revenue Service for payment of taxes that
 were past due at the time that the Company
 purchased a subsidiary in 1994, payable in 15
 monthly installments of, $100, maturing
 through July 31, 1996.                                 700          1,500
                                                     ------         ------
Total                                                18,357         21,363
Current portion                                      13,354          3,437
                                                     ------         ------
Long-term portion                                   $ 5,003        $17,926
                                                     ======         ======

Maturities of debt, including subordinated and related party debt, are as follows:

 Years Ended December 31,                                           Amount
 ------------------------                                           ------
       1996                                                        $22,724
       1997                                                          5,809
       1998                                                          2,824
       1999                                                          2,355
       2000                                                            225
                                                                    ------
       Total                                                       $33,937
                                                                    ======

(11) Lease Obligations

Capitalized Lease Obligations - The Company leases equipment under noncancelable capital leases, the last of which expires in 2000. For some of the leases, a balloon payment representing the buyout of the leased equipment is due at the end of the lease term. Capitalized lease obligations are collateralized by leased equipment which has a net book value of $2,402 at December 31, 1995.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(11) Lease Obligations (continued)

Future minimum payments under capital lease obligations are as follows at December 31, 1995:

 Years Ended December 31,                                 Amount
 ------------------------                                 ------
   1996                                                  $ 1,663
   1997                                                    1,089
   1998                                                      932
   1999                                                      358
   2000                                                       77
                                                          ------
   Total minimum lease payments                            4,119
   Less:  Amount representing interest                      (559)
                                                          ------
   Present value of net minimum lease payments             3,560
   Current portion                                         1,362
                                                          ------
   Long-term portion                                     $ 2,198
                                                          ======

Operating Lease Obligations - The Company leases real estate for certain of its operational and administrative facilities under noncancelable operating leases expiring during the next fifteen years. The real estate leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index", options to renew the leases for periods up to an additional fifteen years and additional payments for a proportionate share of real estate taxes and common area operating expenses. The Company's present
executive offices are located at 160 Broadway, New York, New York   10038,
which it occupies pursuant to a lease expiring February 28, 1999. The current base rent for such premises is $7 per month. The Company's subsidiaries occupy various facilities pursuant to leases expiring through 2001 The current base rent for such premises approximates $123 per month.

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year are as follows:

 Years Ended December 31,                                 Amount
 ------------------------                                 ------
   1996                                                  $ 1,302
   1997                                                    1,235
   1998                                                    1,195
   1999                                                      886
   2000                                                      440
   Thereafter                                                180
                                                          ------
   Total minimum future rental payments                  $ 5,238
                                                          ======

Rent expense for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993 approximated $1,560, $569, $357 and $258, respectively.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(12) Income Taxes

Under SFAS No. 109 "Accounting for Income Taxes", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows:

                                               December 31,
                                             ----------------
                                              1995      1994
                                             ------    ------
Deferred Tax Liabilities:
  Difference between book
   and tax amortization                     $   150        --
  Book basis of assets in
   excess of tax basis                        4,424        --
  Other                                           3        --
                                             ------    ------
                                              4,577        --
                                             ------    ------
Deferred Tax Assets:
Allowance for doubtful
   accounts not currently
   deductible                                 1,231     1,100
  Note and loan receivable
   allowances                                    71       253
  Difference between book
   and tax depreciation                       4,527       676
  Accrued vacation pay                           61        82
  Accrued warranty expense                       11        --
  Accrued sales returns                           6        --
  Accrued sales discounts                             10        --
  Inventory reserves not
   currently deductible                         137        --
  Federal net operating loss
   carryforward                              13,758     5,197
  State net operating loss
   carryforward                               4,418     1,151
  Other                                          --        19
                                             ------    ------
                                             24,230     8,478
                                             ------    ------
Valuation allowance                          19,653     8,478
                                             ------    ------
Net Deferred Tax Liability                  $    --   $    --
                                             ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(12) Income Taxes (continued)

The Company's deferred tax asset valuation allowance was $19,653, $8,478 and $4,700 as of December 31, 1995 and 1994 and July 31, 1994, respectively. The increase in the valuation allowance of $11,175 for the year ended December 31, 1995 is comprised of the following:

Difference between book and tax depreciation                 $ 3,851
Difference between book and tax amortization                    (150)
Book basis of assets in excess of tax basis                   (4,424)
Allowance for doubtful accounts not currently deductible         131
Note and loan receivable allowances                                  (182)
Accrued vacation pay                                             (21)
Accrued warranty expense                                          11
Accrued sales returns                                              6
Accrued sales discounts                                           10
Inventory reserves not currently deductible                      137
Federal net operating loss carryforward                        8,561
State net operating loss carryforward                          3,267
Other                                                            (22)
                                                              ------
Total Increase                                               $11,175
                                                              ======


There was no valuation allowance as of July 31, 1993 since SFAS No. 109 was initially adopted for the fiscal year ended July 31, 1994.

Income Taxes:

The current and deferred income tax components of the provision (benefit) for income taxes consist of the following:

                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
                                    1995      1994        1994      1993
                                   ------    ------      ------    ------
Current:
 Federal                          $    --        --          --        --
 State                                144   $    19          --        21
 Puerto Rico                           83         5          --        --
                                   ------    ------      ------    ------
                                      227        24          --        21

Deferred                               --        --          --        --
                                   ------    ------      ------    ------
                                  $   227   $    24          --   $    21
                                   ======    ======      ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(12) Income Taxes (continued)

The provision for income taxes varies from the amount computed by applying the statutory rate for the reasons below:

                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
                                    1995      1994        1994      1993
                                   ------    ------      ------    ------
Provision based on statutory rate    35.0%     35.0%       35.0%     34.0%
Benefit of graduated rates           (1.0)     (1.0)       (1.0)      n/a
Other income taxes
 (net of federal benefit)            (0.5)       --         n/a       n/a
State taxes
 (net of federal benefit)            (1.0)     (0.6)         --       4.0
Valuation allowance                 (34.0)    (34.0)      (34.0%)      n/a
Net Operating Loss                    n/a       n/a         n/a     (34.0)
                                   ------    ------      ------    ------
                                    (1.5%)     (0.6%)        --       4.0%
                                   ======    ======      ======    ======

The Company's provision for income taxes is comprised of state and Puerto Rico income taxes for the year ended December 31, 1995 and 1994. The provision for income taxes for the fiscal year ended July 31, 1993 is comprised of state income tax. The Company will have a federal net operating loss carryforward of approximately $44,882 and a state net operating loss carryforward of approximately $44,881. The federal net operating loss carryforwards expire in years 1996 through 2010 and the state net operating loss carryforwards expire in years 1996 through 2010 (the expiration dates vary based on individual state income tax laws).

(13) Capital Stock

Common Stock

Reverse Split - Effective September 1, 1993, the capitalization of the Company changed from 300,000,000 shares of common stock, $.01 par value, into 50,000,000 shares of common stock, $.01 par value. Effective the same time, the presently issued and outstanding shares of common stock were reverse split on the basis of one (1) new share for each sixty (60) issued and outstanding shares. All share data has been adjusted retroactively.

Stock Options - On August 20, 1993, the Company authorized a stock option plan for Non Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payment. At various times the Company has registered and granted options pursuant to the plan. During the years ended December 31, 1995 and 1994 and July 31, 1994, options to purchase 6,500,000 shares, 1,500,000 shares and 3,000,000 shares, respectively, were granted and exercised.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(13) Capital Stock (continued)

Acquisitions - Common stock was issued to acquire subsidiaries as follows:
(i) In December, 1993 issued 850,000 shares in connection with the acquisitions of Arc Acquisition Group, Inc. and ARC Networks, Inc.
(ii) In August 1993, issued 120,000 shares in connection with the acquisition of the remaining 20% of S-Tech.
(iii) In June 1994, issued 840,000 in connection with the acquisition of Creative Socio-Medics Corp.
(iv) In September 1994 issued 3,343,000 shares in connection with the acquisition of the International Magnetic Imaging, Inc. and affiliated entities.
(v) In November 1994 issued 1,500,000 shares in connection with the acquisition of Job Shop Technical Services, Inc. and Computer Engineering Services, Inc.

Stock Issued for Services Rendered - For the years ended December 31, 1995 and 1994 the Company issued 130,004 shares and 200,000 shares, respectively, for in connection with consulting and financing services valued at $114 and $97, respectively.

Regulation S Offerings - Pursuant to offerings in October 1995 and March 1994 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $250 and $8,162, respectively, in conjunction with the respective issuance of 1,000,000 shares and 3,500,000 shares of common stock.

Conversion of Series A Preferred Stock - During the year ended December 31, 1995, the Company issued 1,447,807 shares of common stock upon the conversion of 11,117 shares of series A preferred stock.

Stock Purchase Rights - On December 15, 1994, the board of directors of a subsidiary approved the sale of 4,000,000 shares of Common Stock owned by such subsidiary to seven individuals who are officers, directors and/or key employees of the Company or it subsidiaries. The purchase price is $.50 per share, which was the fair market value of such stock on December 15, 1994. An initial payment of $.01 per share is due not later than July 31, 1995, and the balance is to be represented by the purchasers' nonrecourse 8% promissory notes due December 31, 1999. Payment may be made in cash or in securities. Payment of the notes is secured by a pledge of the shares. The shares are to be issued pursuant to stock purchase agreements dated as of December 15, 1994 between the subsidiary and the purchasers. None of the individuals receiving the rights to purchase such stock exercised such right as of July 31, 1995 and all such rights have expired.

Preferred Stock - Effective September 1, 1993, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, was increased from 1,000,000 to 2,000,000 shares.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(13) Capital Stock (continued)

Series A - The series A convertible preferred stock, which was all issued during the period April 1993 through July 1993, bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 130.208 (7,812.5 prior to 60:1 reverse split) shares of common stock for each share of preferred stock if and when sufficient shares of common stock are available for issuance. No dividends were declared for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993. As of December 31, 1995 and 1994 a $.30 per share dividend totaling $27 and $23, respectively, is in arrears. During the year ended December 31, 1995 11,117 shares of series A preferred stock was converted into 1,447,807 shares of common stock.

Series B - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend which is contingent upon after tax earnings in excess of $200. In the event of involuntary liquidation, the holders may receive $87.50 per share and all dividends. No dividends were declared for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993.

Series E - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings being in excess of $200. No dividends were declared for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993.

Series F - As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share is redeemable at the option of the Company after July 1993 for $1.00 per share. One share will be issued for each $100 (one hundred dollars) of principal indebtedness owed. The dividend will be noncumulative and is payable within 100 days from the close of any year where net income after tax exceeds $500, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993.

(14) Stock Options and Warrants

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(14) Stock Options and Warrants (continued)

Non-Employee Directors, Consultants and Advisors Stock Options:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments.

Pursuant to the plan, in October 1993, January 1994 and March 1994, the Company registered 1,500,000 shares, 1,000,000 shares and 1,500,000 shares, respectively. During the same time periods, options for 3,000,000 shares were granted, of which 1,400,000 were exercised at $1.00 per share and 1,600,000 exercised at $2.00 per share, resulting in $7,140 of expenses computed as follows:

      Shares                               3,000,000
      Value of stock
       at date of grant                      $4.8917*
                                              ------
                                              14,675
      20% discount                            (2,935)
                                              ------
                                              11,740
      Exercise proceeds                       (4,600)
                                              ------
      Expense                                $ 7,140
                                              ======

* - Represents weighted average.

In accordance with the agreements relating to the various parties involved, for the years ended December 31, 1994 and July 31, 1994 $4,140 and $7,140 was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represents a large block of stock.

Pursuant to the plan during the year ended December 31, 1995, 6,500,000 shares were granted and exercised of which 1,500,000 were exercised at $0.25 per share, 1,000,000 were exercised at $0.35 per share 1,000,000 were exercised at $0.50 per share and 3,000,000 were exercised at $0.00 per share, resulting in $3,869 of consulting costs computed as follows:

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(14) Stock Options and Warrants (continued)

      Shares                               6,500,000
      Value of stock
       at date of grant                      $0.9796*
                                              ------
                                               6,367
      20% discount                            (1,273)
                                              ------
                                               5,094
      Exercise proceeds                       (1,225)
                                              ------
      Total consulting costs                   3,869
      Portion expensed at
       issuance                                1,556
                                              ------
      Portion deferred at issuance           $ 2,313
      Amortization during 1995                   404
                                              ------
      Write-off of deferred portion
       at December 31, 1995                  $ 1,909
                                              ======

* - Represents weighted average.

In accordance with the agreements relating to the various parties involved, $1,556 was charged as consulting expense at the time of issuance and the remainder was to be amortized over the life of the contracts. During the year ended December 31, 1995 $404 was amortized and charged as consulting expense. Additionally, at December 31, 1995 it was determined that the parties relating to the deferred portion were no longer able to perform the services required by the contracts and as such the balance of $1,909 was written-off to consulting expense. A 20% discount was utilized because the shares issued represents a large block of stock.

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(15) Industry Segments

The Company currently classifies its operations into eight business segments:
(i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Electro-Mechanical and Electro- Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering; (vii) Audio Visual Manufacturing and Services consists of a subsidiary that manufactures and sells a professional line of loudspeakers, and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the

Electro-Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services, Telecommunications and Business Consulting Services segments; and
(iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Inter segment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(15) Industry Segments (continued)

                                   ---------------------------------------
                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
Segments                            1995      1994        1994      1993
- --------                           ------    ------      ------    ------
Revenues:
Contract Engineering Services     $63,152   $25,291     $10,221   $   611
Medical Diagnostics                28,044     6,557          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing     4,223     3,605       3,475     3,059
Medical Information Services        7,381     2,925           7        50
Telecommunications                  3,253     2,269       1,131        --
Three Dimensional Products
 and Services                       1,776       850         292        80
Audio Visual Manufacturing
 and Services                       2,149        --          --        --
Business Consulting Services          119        81         616        39
                                   ------    ------      ------    ------
Total Revenues                   $110,097   $41,578     $15,742   $ 3,839
                                   ======    ======      ======    ======

Gross Profit:
Contract Engineering Services     $ 3,995   $ 1,640     $ 1,007   $    51
Medical Diagnostics                12,235     2,661          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing     1,048       119         157       996
Medical Information Services        1,974       601           7        33
Telecommunications                    695       640         277        --
Three Dimensional Products
 and Services                         654       296         119        56
Audio Visual Manufacturing
 and Services                         202        --          --        --
Business Consulting Services          119       193         615        39
                                   ------    ------      ------    ------
Total Gross Profit                $20,922   $ 6,150     $ 2,182   $ 1,175
                                   ======    ======      ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(15) Industry Segments (continued)

                                   ---------------------------------------
                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
Segments                            1995      1994        1994      1993
- --------                           ------    ------      ------    ------
Income (Loss) from Operations:
Contract Engineering Services    ($   446) ($   108)   ($    21) ($    90)
Medical Diagnostics                 5,367     1,036          --        --
Electro-Mechani cal and Electro-
 Optical Products Manufacturing      (841)   (1,543)       (998)      382
Medical Information Services       (2,274)   (1,529)       (678)     (195)
Telecommunications                   (504)     (144)         42        --
Three Dimensional Products
 and Services                      (2,242)   (1,555)       (765)     (108)
Audio Visual Manufacturing
 and Services                        (492)       --          --        --
Business Consulting Services          (21)     (430)        225      (148)
Corporate and other                (9,659)   (6,191)     (8,371)   (1,244)
                                   ------    ------      ------    ------
Total Income (Loss) from
 Operations                      ($11,112) ($10,464)   ($10,566) ($ 1,403)
                                   ======    ======      ======    ======

Net Income (Loss):
Contract Engineering Services    ($ 1,312) ($   252)    $    69  ($   129)
Medical Diagnostics                 2,682       449          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing    (1,002)   (1,530)     (1,021)      394
Medical Information Services       (2,803)   (1,601)       (629)     (222)
Telecommunications                   (573)     (150)         37        --
Three Dimensional Products
 and Services                      (2,285)   (1,792)       (809)     (108)
Audio Visual Manufacturing
 and Services                        (553)       --          --        --
Business Consulting Services            9      (442)        215      (148)
Corporate and Other                (5,523)   (6,110)     (8,634)      953
                                   ------    ------      ------    ------
Total Net Income (Loss)          ($11,360) ($11,428)   ($10,772)  $   740
                                   ======    ======      ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(15) Industry Segments (continued)

                                   ---------------------------------------
                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
Segments                            1995      1994        1994      1993
- --------                           ------    ------      ------    ------
Depreciation and Amortization:
Contract Engineering Services     $   706   $   324     $   139   $     1
Medical Diagnostics                 4,988     1,294          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing        37        24          43         5
Medical Information Services        1,333       372           6         2
Telecommunications                     30        30          15        --
Three Dimensional Products
 and Services                         417       133          81        29
Audio Visual Manufacturing
 and Services                          74        --          --        --
Business Consulting Services            2         2           2         1
Corporate and Other                    15         8           4         2
                                   ------    ------      ------    ------
Total Depreciation and
 Amortization                     $ 7,602   $ 2,187     $   290   $    40
                                   ======    ======      ======    ======

Capital Expenditures[1]:
Contract Engineering Services     $   110   $     2     $    18   $     6
Medical Diagnostics                   226    12,417          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing        71         1          --       450
Medical Information Services          138     1,103       1,004        23
Telecommunications                      3        --          --        --
Three Dimensional Products
 and Services                          50       495         142       255
Audio Visual Manufacturing
 and Services                         439        --          --        --
Business Consulting Services           --         2           4         7
Corporate and Other                    21        61          59        --
                                   ------    ------      ------    ------
Total Capital Expenditures        $ 1,058   $14,081     $ 1,227   $   741
                                   ======    ======      ======    ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(15) Industry Segments (continued)
                                   ---------------------------------------
                                        As of                 As of
                                     December 31,            July 31,
                                   ----------------      -----------------
Segments                            1995      1994        1994      1993
- --------                           ------    ------      ------    ------

Identifiable Assets:
Contract Engineering Services     $ 9,559   $ 9,984     $ 5,509   $   116
Medical Diagnostics                39,872    40,912          --        --
Electro-Mechanical and Electro-
 Optical Products Manufacturing     3,714     4,502       4,647     4,983
Medical Information Services        6,936     6,652       6,822       374
Telecommunications                  1,362     1,256       1,042        --
Three Dimensional Products
 and Services                       1,559     2,327       1,446       849
Audio Visual Manufacturing
 and Services                       1,780        --          --        --
Business Consulting Services          251     1,425         444       450
Corporate and Other                 1,279     1,031       5,160       609
                                   ------    ------      ------    ------
Total Identifiable Assets         $66,312   $68,089     $25,070   $ 7,381
                                   ======    ======      ======    ======

[1] For the years ended December 31, 1995 capital expenditures for the audio visual manufacturing and services segment include $374 for amounts allocated to property and equipment from the acquisition of certain net assets of WWR Technology related to the reverse merger with Trans Global Services. For the year ended December 31, 1994 the contract engineering services, medical diagnostics, medical services and three dimensional products and services segments include $2, $10,903, $1,004 and $208, respectively, for amounts allocated to property and equipment from the acquisition of certain net assets of Job Shop Technical Services, Inc., International Magnetic Imaging, Inc., Creative Socio-Medics, Inc. and Computer Engineering Services, Inc. For the fiscal year ended July 31, 1994, capital expenditures for the technical employee leasing and medical information services segments include $18 and $1,004 for amounts allocated to property and equipment from the acquisition of certain net assets of Arc Acquisitions Group, Inc. and Creative Socio-Medics, Inc. For the fiscal year ended July 31, 1993, capital expenditures for the electro-mechanical and electro-optical products manufacturing and three dimensional products and services segments include $450 and $182, respectively, for amounts allocated to property and equipment from the acquisition of certain net assets of General Technologies Group. Ltd. and Robotics and Designs, Inc.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(16) Sale and Reacquisition of Subsidiary

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

During the fiscal year ended July 31, 1993, the Company, through its wholly-owned subsidiary, SIS Capital Corp., completed a settlement agreement with a financial institution. The agreement includes the purchase by the Company of the 100 shares of SES common stock held by the financial institution for $25 cash and a note of $75. In addition, S-Tech, Inc., a subsidiary of the Company acquired from the financial institution, certain net assets of GTG in the amount of $1,523 (which represents the appraised value of the assets) for $100 cash and note of $270. The cost of the purchase of the 100 shares of SES stock is included in the expenses and losses recovered by the Company through the acquired assets of GTG. In conjunction with the agreement, an adversary proceeding, commenced against GTG in its pending bankruptcy proceedings in the Bankruptcy Court-Eastern District of New York was settled. The Company's claim for rescission of the sale of certain SES stock and damages for fraud, and the financial institution's separate adversary proceeding for an order voiding issuance of the nine hundred (900) shares of SES stock have all been discontinued. There are no other claims either by or against the Company pending in those proceedings. The Company has paid for its purchase of one hundred (100) shares of stock to the financial institution as part of its settlement of all claims by and against the financial institution.

(17) Related Party Transactions

Loans Payable to Officers and Former Shareholders:

The Company is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date. The amount due at December 31, 1995 and 1994 was $183.

The Company is indebted to an employee for cash received from such employee during 1995. The loan bears interest at 9% and is due in 1996. The amount due at December 31, 1995 was $107.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(17) Related Party Transactions (continued)

Approximately $969 and $1,067 at December 31, 1995 and 1994, respectively, of the subordinated debt issued in connection with the acquisition of IMI is payable to an officer of IMI. The officer was a shareholder in IMI prior the acquisition.

During the fiscal year ended July 31, 1994, the Company and certain of its subsidiaries had outstanding indebtedness to DLB, Inc. ("DLB"), a corporation owned by the wife of Mr. Lewis S. Schiller, chairman of the board, president and chief executive officer of the Company. Mr. Schiller disclaims any beneficial interest in DLB. The obligations were secured by assets and stock of certain subsidiaries. The largest amount outstanding during the period was approximately $381. In addition, DLB had purchased preferred stock in one of the Company's subsidiaries for $24. In April 1994, the Company paid approximately $343 in principal and $36 in interest to DLB and issued to DLB shares of common stock in certain subsidiaries in full payment of all its and its subsidiaries' obligations to DLB and paid DLB $24 for DLB's preferred stock in a subsidiary, representing DLB's cost of such preferred stock. Since such repayment, DLB has not lent money to, or purchased stock in, the Company or any of its subsidiaries, except that, in August 1994, DLB advanced the Company approximately $35, which was paid without interest in October 1994. The largest amount outstanding during the year ended December 31, 1994 was $35.

Sale of a Subsidiary to Employees:

Effective January 1, 1994, the Company transferred to four employees of a subsidiary, including Ms. Grazyna B. Wnuk, secretary of the Company, 61% of the common stock of the subsidiary, for nominal consideration. In connection with such transfers, Ms. Wnuk received a 31% interest in the subsidiary. The operations of such subsidiary did not represent a significant portion of the Company's business during the years ended July 31, 1994 or December 31, 1994.

Purchase of a Portion of a Subsidiary from Employees:

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(17) Related Party Transactions (continued)

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

During 1995, SISC, DLB, Inc. and Mr. Joseph G. Sicinski, the stockholders of Trans Global, entered into an agreement (the "Trans Global Agreement") with Concept Technologies Group, Inc. ("Concept") pursuant to which they would transfer to Concept all of the issued and outstanding capital stock of Trans Global in exchange for a controlling equity interest in Concept.

Pursuant to the Trans Global Agreement, Concept issued to SISC in respect of its Trans Global Common Stock, preferred stock and warrants, 850,000 shares of Concept Common Stock, two-year warrants (the "Concept Warrants") to purchase 475,000 shares of Concept Common Stock, 23,750 shares of Concept's Series A Participating Convertible Preferred Stock ("Series A Preferred Stock"), which are convertible into 1,900,000 shares of Concept Common Stock upon the filing of an amendment to Concept's certificate of incorporation which increases its capital stock, 23,750 shares of each of Concept's Series B and C Preferred Stock, which are convertible into an aggregate of 2,375,000 shares of Concept Common Stock if certain levels of income before income tax are met, and 25,000 shares of Concept's Series D 5% Redeemable Cumulative Preferred Stock ("Series D Preferred Stock"), which is not convertible and which is redeemable after three years for an aggregate of approximately $1.7 million. The Series D Preferred Stock is also redeemable from the sale by Concept of its equity securities, including the sale of stock upon exercise of options and warrants. The Concept Warrants become exercisable until the Warrants included in the Units either expire or are exercised in full. The exercise price of the Concept Warrants is $3.50 per share or the exercise price of the warrants included in a proposed private placement by Concept, whichever is lower.

Pursuant to the Trans Global Agreement, Concept issued to DLB in respect of its Trans Global stock and warrants, 50,000 shares of Concept Common Stock, Concept Warrants to purchase 25,000 shares of Concept Common Stock, 1,250 shares of Concept's Series A Preferred Stock, which are convertible into 100,000 shares of Common Stock, and 1,250 shares of each of Concept's Series B and C Preferred Stock, which are convertible into in aggregate of 125,000 shares of Concept Common Stock if certain levels of income before income taxes are attained. Pursuant to the Trans Global Agreement, Concept issued to Mr. Sicinski in respect of his Trans Global Stock, 100,000 shares of Concept Common Stock.

The Trans Global Agreement provides SISC and DLB with certain registration rights with respect to their Concept warrants and the underlying common stock and provides Mr. Sicinski with certain registration rights with respect to the 100,000 shares of Common Stock issued to him pursuant to the Trans Global

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(17) Related Party Transactions (continued)

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

Advances to a Company that was Subsequently Acquired:

During the fiscal year ended July 31, 1994, the Company made advances to a company that was acquired on September 30, 1994. Advances receivable from this company at July 31, 1994 amounted to $347.

Advances to an Unconsolidated Subsidiary:

The Company has made advances to a 39% owned subsidiary from time to time in various amounts. These advances have no fixed due dates or terms and $145 of such advances have been written-off. The outstanding balances owed to the Company from this subsidiary was $427 and $160 at December 31, 1995 and 1994 and the greatest amount outstanding to such subsidiary during the years ended December 31, 1995 and 1994 and July 31, 1994 and 1993 was $427. Ms. Grazyna
B. Wnuk, the Company's secretary, owns a 31% interest in the subsidiary receiving such advances.

Loan Receivable from an Officer of a Subsidiary:

During the year ended December 31, 1995 a subsidiary of the Company loaned $45 to the chief executive officer of such subsidiary. The loan has no fixed due dates or terms.

Loan Receivable from Sale of Common Stock Investments to an Officer:

During 1995, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the book value of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company with interest at prevailing rates and maturing five years from the date of the purchase. Total amounts outstanding under such receivables was $72 at December 31, 1995. The gain realized by the Company on the sale of these investments approximated $7.

Consulting Arrangement with Former Board Member:

The Company entered into a consulting agreement with Irving Hertz (now deceased), upon his resignation from the Board and as Chief Executive Officer of the Company. Under this agreement, all of the fringes Mr. Hertz had as

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(17) Related Party Transactions (continued)

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

(18) Litigation

Although the Company is a party to certain legal proceedings which have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following:

Holding Company:

The Company has been named as a defendant in a lawsuit filed by a company it was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. Outside counsel handling this case has advised the Company that it has meritorious defenses to obtain a dismissal of the lawsuit.

Contract Engineering Services:

The Government Printing Office wrote a subsidiary of the Company asking to be reimbursed a total of $296 for unauthorized timework on two programs. The subsidiary has been in contact with the Department of Justice which has stated that they were declining prosecution of the subsidiary regarding this matter. Management believes these claims are without merit and intends to contest these claims vigorously if reasserted by the Government Printing Office and believe that the ultimate disposition of this matter will not have a material adverse effect on the financial position of the Company.

The United States Department of Labor ("DOL") has filed a complaint against Job Shop Technical Services, Inc. ("Job Shop"}, a company from which a subsidiary of the Company purchased certain assets and assumed certain obligations, and its former principal shareholder for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401(k) retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its former principal shareholder and others. At November 21, 1994, the amount due to the Job Shop 401(k) plan was approximately $3,000, which amount may have increased since such date as a result of interest and penalties. Neither the Company nor RMI, which is the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions.
The DOL has raised with the Company the possibility that RMI may be liable with respect to Job Shop's ERISA liability as a successor corporation

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(18) Litigation (continued)

or purchaser of plan assets, even though RMI did not assume such obligations and paid value for those assets which it did purchase. Although the Company believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, the DOL may take a contrary position. If the DOL takes such a position and prevails, it would have a material adverse effect upon the operations of RMI and possibly the Company as a whole.

Medical Information Services:

An action was commenced against a subsidiary of the Company by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard". The named defendants include, in addition to the subsidiary, officers and directors of the subsidiary and the Company. A complaint was filed on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of the subsidiary in September 1992. The complaint seeks injunctive relief and damages, including punitive damages of $130,000. Management believes that the action is without merit, and it will vigorously defend the action. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

Audio Visual Manufacturing and Services:

There is an action pending against a subsidiary of the Company alleging claims against the subsidiary for unauthorized use of the Klipsch trademark. The Company denies these allegations and asserts there has been no material breach of contract. The case is currently in the discovery phase and the amount of any liability, if any, cannot be estimated. Management intends to defend vigorously the claims alleged against the subsidiary. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the subsidiary.

(19) New Authoritative Pronouncements

The following describes new authoritative pronouncements that are expected to be applicable to the accounting of the Company's operations:

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(19) New Authoritative Pronouncements (continued)

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", in March of 1995. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statement issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 may have a material impact on the Company and require significant write-downs of intangible assets

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensations," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not determined whether it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes.
SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

(20) Acquisitions

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(20) Acquisitions (continued)

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

(iii) - As of September 30, 1994, the Company acquired International Magnetic Imaging, Inc. and its affiliated entities ("IMI, Inc.") in a business combination accounted for as a purchase. The principal operations of IMI, Inc. Are in the establishment and operation of outpatient diagnostic centers providing MRI services and other diagnostic modalities. The results of operations of IMI, Inc. are included in the accompanying combined financial statements since the date of acquisition. The total cost of the acquisition was $31,872 which exceeded the fair value of net assets of IMI, Inc. By $11,069. The excess purchase price, or goodwill, will be amortized by the straight-line method over 20 years.

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
                                                      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(20) Acquisitions (continued)

Allocated to:
   Cash                                              $ 2,350
   Other Assets                                          421
   Covenants-Not-to-Compete                            3,303
   Property, Plant and Equipment                      10,903
   Accounts Receivable                                 7,379
   Managed Care Contracts - Customer Lists             5,656
   Liabilities Assumed                               ( 9,209)
   Goodwill                                           11,069
                                                      ------
   Total                                             $31,872
                                                      ======

The cash portion of the purchase price was subsequently refinanced through DVI. The notes issued in connection with the acquisition of the centers balloon primarily in September 1996, with notes in the principal amount of $860 maturing in September 1997. The notes issued to acquire the management and radiology company, balloon and mature in September 1997 and 1999, respectively. In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. dba DVI Capital. For accounting purposes, the results of operations of IMI are included with the results of the Company from October 1, 1994 onward.

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(20) Acquisitions (continued)

Prior to the acquisition, the businesses of Job Shop and CES were operated as divisions of the same company, along with one other division which was not acquired by the Company. For accounting purposes the results of operations of ITS and CDS are included with the results of the Company from November 22, 1994 onward.

(v) - In May 1995, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB"), Joseph G. Sicinski and Concept Technologies Group, Inc. ("Concept"), pursuant to which SISC, DLB and Mr. Sicinski transferred to Concept all of the issued and outstanding common stock of Trans Global, in exchange for a controlling interest in Concept. Concepts common stock and warrants are traded on the NASDAQ Small Cap Market. Trans Global's common stock was owned by SISC (91.6%), DLB (5.0%) and Mr. Sicinski (3.4%). DLB is owned by Ms. Carol Schiller, wife of Mr. Lewis S. Schiller, the Company's chairman of the board, president and chief executive officer. Mr. Schiller disclaims all beneficial interest in the securities owned by DLB. Mr. Sicinski is president of Trans Global. Trans Global, which operates through two subsidiaries, ARC and RMI is engaged in the business of providing engineers, designers and other technical personnel to its clients, which include major companies in the aerospace, electronics and computer industries. Concept owns and operates Klipsch Loudspeaker business, and, through a subsidiary, is the developer and owner of proprietary technologies with applications in environmental noise cancellation, medical monitoring, defense and communications. Following the consummation of the transaction, the business of Trans Global became Concept's principal business.

The following pro forma unaudited results assume the above four acquisitions had occurred at the beginning of the indicated periods:


                                   ---------------------------------------
                                      Year Ended         Fiscal Year Ended
                                     December 31,            July 31,
                                   ----------------      -----------------
                                    1995      1994        1994      1993
                                   ------    ------      ------    ------
Net revenues                     $110,761   $98,687    $101,939   $88,939
                                  =======    ======      ======    ======
Net income (loss)                ($11,421) ($11,948)   ($ 8,662)  $   632
                                   ======    ======      ======    ======

Income (loss) per share          ($  0.51) ($  0.76)   ($  1.09)  $  0.15
                                   ======    ======      ======    ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(21) Sale of Majority Interest of Subsidiary

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

Following is a summary of net assets and results of operations of Universal International, Inc. as of January 31, 1994 and July 31, 1993 and for the periods ended January 31, 1994 and July 31, 1993 and 1992:

                                        January 31,   July 31,
                                        ----------------------
                                          1994          1993
                                        --------      --------

Cash                                     $     2       $     6
Receivables - Net                             45            59
Property, Plant and Equipment - Net           20            24
Other Assets                                   8            28
                                          ------        ------
 Total Assets                                 75           117

Accounts Payable and Accrued Expenses         41            44
Accrued Payroll Taxes                        105            97
Loans Payable                                166           170
                                          ------        ------
 Net Assets                             ($   237)     ($   194)
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
                            ======         ======        ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(22) Disposal of a Portion of a Line of Business

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
                                            ======

(23) Extraordinary Item - Debt Restructuring

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

(22) Unusual Item

In May 1993, the Company, through its wholly-owned subsidiary, SISC, completed an agreement with a major financial institution settling a $6 million lawsuit for damages filed against the institution and General Technologies Group Ltd., ("GTG"), pursuant to a RICO action undertaken by Mr. Lewis S. Schiller, CEO of the Company, alleging ongoing fraud and conspiracy to defraud the Company in connection with the Sequential Electronics Systems, Inc., ("SES"), transaction of June 3, 1987. The agreement gives the Company clear title to all the shares of SES and includes the purchase of certain net assets and the operations of GTG by S-Tech, Inc., a subsidiary of the Company. The purchase

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(23) Unusual Item (continued)

by S-Tech, Inc. was completed June 30, 1993, and resulted in the Company acquiring net assets of $1,523 (representing appraised values). To the extent that the Company recorded losses in prior periods through the write-down of assets, the write-off of receivables, and other related expenses, in its prior sale agreement with GTG (in excess of $1,600), the Company has recorded a one time gain on the acquisition. S-Tech, Inc. remains liable on a note to the financial institution arising from the above purchase.

(24) Subsequent Events

Holding Company:

Regulation S Offerings - Pursuant to an offering in January 1996 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $500 in conjunction with the issuance of 5,000,000 shares of common stock.

Conversion of Series A Preferred Stock - During the first quarter of 1996, the Company issued 3,635,379 shares of common stock upon the conversion of 27,914 shares of series A preferred stock.

During January 1996, the Company

Contract Engineering Services:

In January 1996, a publicly held subsidiary of the Company sold 500,000 shares of its common stock pursuant to Regulation S of the Securities Act of 1933 and received net proceeds of $500. The impact of this transaction on the Company will be an increase in minority interest on the balance sheet of approximately $500 and a dilution of ownership of approximately 2%. Such dilution is not expected to be material in relationship to the financial statements as a whole.

In March 1996, a publicly held subsidiary of the Company held its annual meeting of stockholders at which time, among other things, the authorized preferred stock was increased from 100,000 shares to 2,000,000 shares and the authorized common stock was increased from 4,000,000 shares to 20,000,000 shares. The Company is due to receive an additional 1,510,000 shares of the public subsidiary's stock pursuant to the reverse merger agreement discussed in footnote (18),(v), above and this will increase the Company's ownership by approximately 25%. Had this stock been received during 1995, the minority interest in the loss of consolidated subsidiaries would have decreased by approximately $1,000 which would have increased the consolidated loss by approximately $1,000.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(24) Subsequent Events (continued)

Medical Diagnostics:

In January 1996, a subsidiary of the Company obtained financing consisting of a term loan of $2,000 and a revolver loan of $6,000. The majority of the proceeds were used to pay current subordinated debt. In addition, other current subordinated debt was reclassified to long-term per the loan agreements. The pro forma effect of this financing on the December 31, 1995 balance sheet would be as follows:

     Current assets                           $26,965
     Property and equipment, net               11,034
     Other assets                              29,416
                                               ------
     Total assets                             $67,415
                                               ======

     Current liabilities                      $31,404
     Long-term liabilities                     22,995
                                               ------
     Total liabilities                         54,399
     Minority interest                          2,087
     Stockholders' equity                      10,929
                                               ------
     Total liabilities and
      stockholders' equity                     $67,415
                                               ======

In February 1996, a subsidiary of the Company loaned $300 to an officer of the subsidiary. The principal is due in 1998 and requires interest only payments at a rate of 5.5%, payable annually.

Medical Information Services:

In February 1996 a subsidiary of the Company executed an agreement to purchase an application software product known as SATC Software which processes retail plastic card transactions and merchant transactions for $650 of which $325 was paid in February 1996 with the balance due in three installments in 1996. Additionally, the subsidiary entered into a joint venture with a company in which the joint venture partner will pay the remaining balance for the SATC Software as its contribution to the joint venture. The joint venture agreement has not been finalized and the subsidiary remains liable for the remaining $325 in any event. The Company has also guaranteed the subsidiary's repayment of such amount.

A subsidiary of the Company intends to enter into an agreement with a consulting company pursuant to which the subsidiary would pay $25-$59 per month for management level services. The agreement will continue to the year 2000 and also provides for payment of a percentage of smart card and related revenues generated by the subsidiary. Pursuant to the agreement, the subsidiary is to pay the consulting company $250 for prior services rendered.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(24) Subsequent Events (continued)

In 1996, a subsidiary of the Company signed a letter of intent with an underwriter for the sale of its securities through an initial public offering. Additionally, in January 1996, the subsidiary borrowed $500 from four accredited investors. In connection with such loans, the subsidiary issued its 8% promissory notes due January 31, 1997, which are payable from the proceeds of the subsidiary's initial public offering. The subsidiary also agreed that if the initial public offering is completed prior to January 31, 1997, it would register, pursuant to the Securities Act and issue to the note holders one unit for each $2.00 principal amount of notes. The unit to be issued to the note holders will mirror the units to be issued in the initial public offering.

In January 1996, a subsidiary of the Company issued 11,250 shares of common stock to its vice president for services rendered by him. The fair value of such shares will be treated as compensation in 1996.

In March 1996, a subsidiary's agreement with a receivable factor was modified to allow borrowings up to 80% of eligible receivables to a maximum of $1,000. In consideration, the subsidiary will pay the factor (i) an annual fee of $10 and (ii) a monthly fee of $10. If the subsidiary receives equity funds by the way of an initial public offering or a private placement of at least $350, the original borrowing availability will be reinstated and the subsidiary shall pay the factor a $25 fee and issue it 25,000 shares of the subsidiary's common stock.

(25) Commitments

Mr. Schiller has an employment agreement dated October 1, 1994 with the Company pursuant to which it employs him as chief executive officer through December 31, 1998 at an annual salary of $250, subject to an annual cost of living increase or 5%, whichever is greater. Mr. Schiller is also entitled to a bonus equal to 10% of the Company's consolidated income before income taxes in excess of $250. No bonus was payable for the year ended December 31, 1995. The Company also granted to Mr. Schiller a five-year option to acquire 10% of the Company's securities portfolio at 110% of the Company's cost.

Mr. Mahoney has an employment agreement dated October 1, 1994, and superseded by an agreement dated March 21, 1995, with the Company pursuant to which it employs him as chief financial officer through December 31, 1999. Mr. Mahoney will receive a base salary of $165, $177, $189, $202 and $220 for the years ending December 31, 1995, 1996, 1997, 1998 and 1999, respectively. Additionally, Mr. Mahoney shall also receive incentive compensation equal to the greater of one percent of the net pretax profits or net cash flow of the Company, plus the greater of one percent of the net pretax profit or net cash flow of IMI (a wholly-owned subsidiary of the Company), subject to a maximum of twice Mr. Mahoney's base salary for the respective year. Mr. Mahoney's bonus for the year ended December 31, 1995 approximates $35.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(26)  Restatements of Prior Period Financial Statements

The years ended December 31, 1994 and July 31, 1994 and 1993 financial statements have been restated. The following summarizes and describes impact of the restatement.

                                                   Year Ended
                                   ------------------------------------------
                                   December 31,              July 31,
                                   ------------      ------------------------
                                       1994            1994            1993
                                     --------        --------        --------
Income (Loss) from Operations:
Prior to Restatement                 ($ 5,965)       ($ 3,851)       ($   841)
Prior Period Adjustments:
 Decrease in discount on shares
  issued for stock options [1]         (3,540)         (5,870)             --
 Reclass loss from discontinued
  operations to operating
  activity [2]                             --              --            (562)
 Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [3]                           (300)           (845)             --
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [4]               (36)             --              --
 Decrease in discount on shares
  issued for acquisitions [5]            (338)             --              --
 Reclass goodwill write-off from
  other expense to selling, general
  and administrative expenses [6]        (285)             --              --
                                       ------          ------          ------
As restated                          ($10,464)       ($10,566)       ($ 1,403)
                                       ======          ======          ======

Other Income (Expense):
Prior to Restatement                 ($ 1,657)       ($ 1,253)        $ 1,942
Prior Period Adjustments:
 Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [3]                            300             845              --
 Reclass goodwill write-off from
  other expense to selling, general
  and administrative expenses [6]         285              --              --
                                       ------          ------          ------
As restated                          ($ 1,072)       ($   408)        $ 1,942
                                       ======          ======          ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(26) Restatements of Prior Period Financial Statements (continued)

                                                    Year Ended
                                   ------------------------------------------
                                   December 31,              July 31,
                                   ------------      ------------------------
                                       1994            1994            1993
                                     --------        --------        --------

Loss from Discontinued
 Operations:
Prior to Restatement                       --              --        ($   562)
Prior Period Adjustments:
 Reclass loss from discontinued
  operations to operating
  activity [2]                             --              --         $   562
                                       ------          ------          ------
As restated                                --              --              --
                                       ======          ======          ======

Net Income (Loss):
Prior to Restatement                 ($ 7,514)       ($ 4,902)        $   740
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                          (3,540)         (5,870)             --
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [4]               (36)             --              --
 Decrease in discount on shares
  issued for acquisitions [5]            (338)             --              --
                                       ------          ------          ------
As restated                          ($11,428)       ($10,772)        $   740
                                       ======          ======          ======

Accumulated Deficit:
Prior to Restatement                 ($23,044)       ($18,932)       ($14,030)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                          (5,870)         (5,870)             --
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [4]               (36)             --              --
 Decrease in discount on shares
  issued for acquisitions [5]            (338)             --              --
                                       ------          ------          ------
As restated                          ($29,288)       ($24,802)       ($14,030)
                                       ======          ======          ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(26) Restatements of Prior Period Financial Statements (continued)

                                                    Year Ended
                                   ------------------------------------------
                                   December 31,              July 31,
                                   ------------      ------------------------
                                       1994            1994            1993
                                     --------        --------        --------

Additional Paid-in Capital,
 Common Stock:
Prior to Restatement                  $39,353         $35,861         $16,752
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                           5,870           5,870              --
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [4]                36              --              --
 Decrease in discount on shares
  issued for acquisitions [5]             338              --              --

                                       ------          ------          ------
As restated                           $45,597         $41,731         $16,752
                                       ======          ======          ======

[1] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $3,540 for the year ended December 31, 1994 and $5,870 for the year ended July 31, 1994.

[2] - The Company originally presented $562 of losses from the discontinuation of a part of a line of business as a discontinued item and such losses are now included in income (loss) from operations.

[3] - The Company originally included $845 of noncash expenses from the issuance and exercise of stock options pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense of $300 for the year ended December 31, 1994 and $845 for the year ended July 31, 1994.

[4] - The Company originally used a 50% discount for valuing shares issued in lieu of cash payment for services rendered and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $36 for the year ended December 31, 1994.

[5] - The Company originally used a 50% discount for valuing shares issued in connection with the acquisition of a subsidiary and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $338 for the year ended December 31, 1994.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
(26) Restatements of Prior Period Financial Statements (continued)

[6] - The Company originally included $285 of goodwill write-offs in other income and expense. Such expense has been reclassified as an operating expense for the year ended December 31, 1994.





                     .....................................

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

Date:  April 10, 1996      /S/
                           ------------------------
                           Lewis S. Schiller
                           Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                    Date
- ---------                 -----                    ----

/S/                       President and Director   April 10, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer  April 10, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

/S/                       Director                 April 10, 1996
- --------------------
Norman J. Hoskin

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
December 31, 1995



EX-11.1 Calculation of earnings per share.

EX-21.1 List of Subsidiaries of Registrant.

EX-27   Financial Data Schedule
        (filed only to the SEC in electronic format)

Consolidated Technology Group, Ltd. and Subsidiaries
December 31, 1995
EX-11.1 Calculation of Earnings per Share
- ----------------------------------------------------------------------------

                                                    Year Ended
                                                    December 31,
                                                        1995
                                                    ------------

Net Loss                                            ($11,360,000)
                                                      ==========

Loss per Share:

     Loss per share - Note 1                              $(0.51)
                                                            ====

     Loss per Share - assuming full
       dilution - Note 2                                  $(0.33)
                                                            ====

Note 1:

Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (22,423,035 for the year ended December 31, 1995). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the periods. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding for the period.

Note 2:

(i) Assumes that the 6,000,000 common shares issued pursuant to the exercise of stock options were outstanding as of the beginning of the year.

(ii) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the year, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the respective period as quoted on the NASD.

(iii) Assumes that at the beginning of the year, the 66,596 remaining shares of preferred convertible stock were converted to common shares at the conversion rate of 130.20833 shares of common for each share of convertible preferred stock.

Consolidated Technology Group, Ltd
EX 21.1 List of Subsidiaries of the Registrant

                                                    State of
             Company                              Incorporation
- --------------------------------------            -------------
Consolidated Technology Group Ltd.                  New York
SIS Capital Corp.                                   Delaware
The Trinity Group Inc.                              Delaware
Carte Medical Holdings                              Delaware
Carte Medical Corp.                                 Delaware
Creative Socio-Medics                               Delaware
IMI Acquisition Corp.                               Delaware
International Magnetic Imaging                           Florida
MD Corp.                                            Florida
MRI-Net                                             Florida
IMI Acquisition of Pine Island Corporation          Florida
IMI Ltd. Partner Acq. of Pine Island, Inc.          Florida
IMI Acquisition of North Miami Beach Corporation    Florida
IMI Ltd. Partner Acq. of North Miami, Inc.          Florida
IMI Acquisition of Boca Raton Corporation           Florida
IMI Ltd. Partner Acq. of Boca Raton, Inc.           Florida
IMI Acquisition of South Dade Corporation           Florida
IMI Ltd. Partner Acq. of South Dade, Inc.           Florida
IMI Acquisition of Oakland Park Corporation         Florida
IMI Ltd. Partner Acq. of Oakland, Inc.              Florida
IMI Acquisition of Orlando Corporation              Florida
IMI Ltd. Partner Acq. of Orlando, Inc.              Florida
PODC Acquisition Corporation                        Florida
PODC Ltd. Partner Acq. Corporation                  Florida
IMI Acquisition of Puerto Rico Incorporated         Puerto Rico
IMI Acquisition of Arlington Corp.                  Virginia
IMI Acquisition of Kansas Corporation               Kansas
MD Acquisition Corporation                          Delaware
MD Ltd. Partner Acq. Corporation                    Delaware
TeleVend, Inc.                                      Delaware
ARC Networks Corp.                                  New York
Trans Global Services, Inc.                         Delaware
Resource Management International, Inc.             Delaware
ARC Acquisition Group, Inc.                         New York
Avionics Research Corp.                             New York
Avionics Research Corporation of Florida            Florida
SES Holdings Corp.                                  Delaware
Sequential Electronic Systems, Inc.                 Delaware
S-Tech, Inc.                                        Delaware
Industry Lighting, Inc.                             Delaware
3D Holdings, Inc.                                   Delaware
CDS Acquisition Corp.                               Delaware
CDS, Inc.                                           Delaware
3D Technology, Inc.                                 Delaware
3D Imaging International, Inc.                      Delaware
Universal International, Inc.                       Delaware
Universal International of Orlando, Inc.            Florida
WWR Technology, Inc.                                Delaware
Audio Animation, Inc.                               Delaware
Prime Access, Inc.                                  Delaware
TGS Services Corp.                                  Delaware
Concept Technologies Group, Inc.                    Delaware