Form 10-Q/A
period 1994-10-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-05-10
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1994

Commission file Number 0-4186

CONSOLIDATED TECHNOLOGY GROUP LTD.
(Exact name of registrant as specified in its charter)

New York                                              13-1948169
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

     160 Broadway, New York, NY                            10038
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 233-4500

Number of Common Shares outstanding as of December 16, 1994:  17,377,481

Purpose of Amendment:
Part I. - Financial Information:
  Item 1. Financial Statements - The financial statements are restated to reflect the following changes:
1) Increase additional paid-in capital and accumulated deficit to reflect an increase in the fiscal year ended July 31, 1994 expense of approximately $5,870,000 relating to a reduction in the discount taken on stock option issuances.
2) As of July 31, 1994, reclass approximately $1,936,000 of amounts payable to a factor as a current debt in the liability section of the balance sheet which was previously shown as a reduction of trade receivables in current assets. Related changes were also made to the cash flow statement.
3) As of July 31, 1994 reclass approximately $972,000 from goodwill to customer lists.
4) As of July 31, 1994 reclass approximately $744,000 of billings in excess of costs which were previously included in accounts payable. Related changes were also made to the cash flow statement.
5) For the three months ended October 31, 1993 statement of operations, reclass approximately $530,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and increase selling, general and adminsitrative expenses by approximately $2,030,000 relating to a reduction in the discount taken on stock option issuances. Related changes were also made to the cash flow statement.

6) In the cash flow statement for the three months ended October 31, 1994 and 1993 the following changes were made:
  a) Segregated cash paid for deferred offering costs which was previously included with changes in other assets in investing activities and are included in financing activities.
  b) Supplemental disclosures of noncash investing and financing activities was added.
7) Disclosed the number of common shares authorized, issued and outstanding on the face of the balance sheet.

8) Expanded the discussion regarding the computation of earnings per share in the footnotes to describe the Company's treatment of the convertible preferred stock in calculating weighted average number of shares outstanding.

9) Additional footnote disclosure is added regarding the restatement of prior period financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

10) Liquidity and Capital Reousreces - Discussion is changed to reflect the changes made to the cash flow statement (see 2)and 4) above).
11) Results of Operations - Discussion is changed to reflect the changes made to the three months ended October 31, 1993, of approximately $530,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and the increase in selling, general and administrative expense relating to a reduction in the discount taken on stock option issuances..

Consolidated Technology Group, Ltd.
Index

                                                                  Page
                                                                  ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - October 31, 1994
 and July 31, 1994.                                                2-3

Consolidated Statements of Operations - Three Months Ended
 October 31, 1994 and 1993.                                          4

Consolidated Statements of Cash Flows - Three Months Ended
 October 31, 1994 and 1993.                                        5-6

Consolidated Statement of Shareholders' Equity - Three Months
 Ended October 31, 1994.                                           7-8

Notes to Consolidated Financial Statements                        9-14

4tem 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations.                  15-17

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                           18

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                               October 31,    July 31,
                                               -----------    --------
                                                  1994          1994
                                               -----------    --------
Assets:
 Current assets:
  Cash and cash equivalents                        $ 3,244     $ 1,773
  Cash escrow                                           --       2,000
  Receivables, net of allowances                    13,284       5,095
  Inventories                                        3,881       3,727
  Loans receivable                                   1,363       1,019
  Prepaid expenses and other
   current assets                                    1,778         899
                                                    ------      ------
   Total current assets                             23,550      14,513
                                                    ------      ------

Property, plant and equipment, net                  11,539         906
                                                    ------      ------

Other assets:
 Capitalized software development costs              1,202       1,144
 Goodwill, net                                      11,897       5,852
 Covenant not to compete, net                        3,680         514
 Customer lists, net                                11,427         972
 Deferred offering costs                               201         172
 Receivables, long-term                                 93          56
 Receivables, related parties                          157         491
 Investments in common stock, long-term                286         259
 Other Assets                                          390         191
                                                    ------      ------
  Total other assets                                29,333       9,651
                                                    ------      ------

Total Assets                                       $64,422     $25,070
                                                    ======      ======
















See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                               October 31,    July 31,
                                               -----------    --------
                                                  1994          1994
                                               -----------    --------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses            $ 5,470     $ 3,276
  Notes payable - short term                         4,134       3,195
  Accrued payroll and related expenses                 188         127
  Accrued interest                                     109         151
  Current portion of subordinated debt               3,375          --
  Current portion of capitalized
   lease obligations                                 1,183         192
  Excess of billings over accumulated
   costs                                             1,059         744
  State taxes payable                                   20          20
                                                    ------      ------
    Total current liabilities                       15,538       7,705
                                                    ------      ------
Long-term liabilities:
 Notes payable - other                              10,547         242
 Capitalized lease obligations                       2,640          56
 Subordinated debt                                  16,380          --
                                                    ------      ------
  Total long-term liabilities                       29,567         298
                                                    ------      ------
Commitments and contingencies

Minority interest                                       --           6
                                                    ------      ------

Shareholders' Equity:
 Preferred stock                                        81          81
 Additional paid-in capital,
  preferred stock                                      311         311
 Common stock (50,000,000 shares
  authorized, 15,877,260 and 12,534,260
  shares issued and outstanding as of
  October 31, 1994 and July 31, 1994,
  respectively)                                        159         125
 Additional paid-in capital, common stock           44,615      41,731
 Accumulated deficit                               (25,472)    (24,802)
 Net unrealized gain (loss) on long-
  term investments in common stock                    (377)       (385)
                                                    ------      ------
   Total shareholders' equity                       19,317      17,061
                                                    ------      ------
Total Liabilities and Shareholders' Equity         $64,422     $25,070
                                                    ======      ======



See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations
(in 000's except per share data)

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------

Revenues:
 Product Sales                                    $   905     $   978
 Fees and Services                                  9,363         601
 Deleopment Stage                                     437          96
                                                   ------      ------
Total Revenues                                     10,705       1,675
                                                   ------      ------
Direct Costs:
 Product Sales                                        533         594
 Fees and Services                                  7,853         190
 Development Stage                                    166           8
                                                   ------      ------
Total Direct Costs                                  8,552         792
                                                   ------      ------

Gross Profit                                        2,153         883

Selling, General and Administrative:
 Regular                                            1,765       3,237
 Development Stage                                    716         233
                                                   ------      ------
Total Selling, General and Administrative           2,481       3,470
                                                   ------      ------

Loss from Operations                                 (328)     (2,587)
                                                   ------      ------
Other Income (Expense):
 Interest Expense                                    (487)        (99)
 Other Income (Expense)                               138         (76)
 Gain (Loss) from Security Sales                       --          30
                                                   ------      ------
  Total Other Income (Expense)- Net                  (349)       (145)
                                                   ------      ------

Loss Before Minority Interest                        (677)     (2,732)

Minority Interest in Loss of Subsidiaries               7          46
                                                   ------      ------
Net Loss                                         ($   670)   ($ 2,686)
                                                   ======      ======
Loss per Common Share                              ($0.05)     ($0.59)
                                                   ======      ======
Weighted Average Number
 of Common Shares                              14,205,789   4,574,289
                                               ==========   =========

See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended October 31, 1994
(in 000's except per share data)

                                              Shares    Amounts
                                            ----------  -------
Preferred stock, $1.00 par value, 6%
 Series A 77,713 shares authorized:
Beginning balance                               77,713  $    78
                                            ==========   ======
Ending balance                                  77,713  $    78
                                            ==========   ======
Preferred stock, $1.00 par value, $3.50
 and $.10 Series B & E 8,000 shares
 authorized each:
Beginning balance                                  262  $     1
                                            ==========   ======
Ending balance                                     262  $     1
                                            ==========   ======
Preferred stock, $1.00 par value, $8.00
 subordinated Series F, 6,000
 shares authorized:
Beginning balance                                2,700  $     2
                                            ==========   ======
Ending balance                                   2,700  $     2
                                            ==========   ======

Total preferred stock - par                     80,675  $    81
                                            ==========   ======
Additional paid-in
 capital, preferred
 stock:
Beginning balance                                       $   311
                                                         ======
Ending balance                                          $   311
                                                         ======
Common stock, $0.01 par value,
 50,000,000 shares authorized:
Beginning balance                           12,534,260  $   125
Issuance for acquisitions                    3,343,000       34
                                            ----------   ------
Ending balance                              15,877,260  $   159
                                            ==========   ======

Additional paid-in capital, common stock:
Beginning balance                                       $41,731
Issuance for acquisitions                                 2,884
                                                         ------
Ending balance                                          $44,615
                                                         ======

                                                   (continued)



See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended October 31, 1994
(in 000's except per share data)

                                              Shares    Amounts
                                            ----------  -------
Accumulated deficit:
Beginning balance                                      ($24,802)
Net loss                                                   (670)
                                                         ------
Ending balance                                         ($25,472)
                                                         ======

Net unrealized gain (loss) on long-
 term investments in common stock:
Beginning balance                                      ($   385)
Recognized investment security gains                          9
                                                         ------
Ending balance                                         ($   377)
                                                         ======

Total shareholders' equity                              $19,317
                                                         ======

                                                     (concluded)






























See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(in 000's except per share data)

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Cash Flows from Operating Activities:
Net loss                                         ($   670)   ($ 2,686)
                                                   ------      ------
Adjustments to reconcile net loss to net
 cash provided by  operating activities:
 Depreciation and Amortization                        589          28
 Minority interest in loss of
  consolidated subsidiaries                            (7)        (46)
 Bad debt expense                                      40          --
 Option exercise expense                               --       2,660
 Gain on sale of marketable securities                 --         (30)
 Change in current assets and
  current liabilities:
  (Increase) decrease in current  assets:
   Receivables                                       (850)        (21)
   Inventories                                       (154)       (233)
   Loan receivable                                   (344)        (74)
   Prepaid expenses and other current assets         (458)        (15)
  Increase (Decrease) in  current liabilities:
   Accounts payable and accrued expenses              711         367
   Accrued payroll and related expenses                61          84
   Accrued interest                                   (42)         71
   Interim billings in excess of costs
    and estimated profits                             315          --
                                                   ------      ------
    Total adjustments                                (139)      2,791
                                                   ------      ------
Net cash provided used)
 in operating activities                             (809)        105
                                                   ------      ------
Cash Flows from Investing Activities:
 Decrease in other assets                            (156)        (58)
 Capital expenditures                                 (90)         (4)
 Investments in common stock                          (18)       (552)
 Proceeds from sale of marketable securities           --          31
 Capitalized software development costs               (58)       (116)
 Acquisition of subsidiary                         (8,289)         --
 Cash of company acquired                           2,350          --
 Cash escrow                                        2,000          --
 Net loans made and repaid                            298          --
                                                   ------      ------
Net cash used in investing activities              (3,963)       (699)
                                                   ------      ------

                                                           (continued)


See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(in 000's except per share data)

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Cash Flows from Financing Activities:
 Net proceeds from and payments
  on notes payable                                  6,355         552
 Deferred offering costs                              (29)         --
 Payments on capital leases                           (83)         (1)
 Exercise of stock options                             --       1,400
                                                   ------      ------
Net cash provided by financing activities           6,243       1,951
                                                   ------      ------

Net Increase in Cash and Cash Equivalents           1,471       1,357

Cash and Cash Equivalents at
 Beginning of Period                                1,773         174
                                                   ------      ------
Cash and Cash Equivalents at
 End of Period                                    $ 3,244     $ 1,531
                                                   ======      ======

Supplemental Disclosures of Cash
 Flow Information:
Cash Paid for Interest                            $   529          --
                                                   ======      ======
                                                           (concluded)

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the three month period ended October 31, 1994, the Company acquired International Magnetic Imaging and in connection therewith issued subordinated debt approximating $19,800, long-term debt approximating $12,000, capital lease obligations approximating $3,700 and issued stock with a value of $2,920.

During the three month period ended October 31, 1993 incurred $2,660 in noncash expense from the issuance and exercise of options.












See notes to consolidated financial statements.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------
1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1994 and July 31, 1994 and the results of its operations for the three months ended October 31, 1994 and 1993 and changes in cash flows for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the July 31, 1994 Consolidated Technology Group, Ltd. Annual Report which is incorporated by reference on Form 10-K.

2. The results of operations for the three months ended October 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. Earnings (Loss) Per Share - Earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

4.  Acquisitions

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

On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
4.  Acquisitions (continued)

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
                                                      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
4.  Acquisitions (continued)

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

5.  Subsequent Events

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

(b) - Pursuant to a plan and agreement of reorganization among CDS Acquisition Corp. ("CDS"), a Delaware corporation and wholly-owned subsidiary of the Company, CES and the sole stockholder of CES, CDS acquired substantially all of the assets of CES in exchange for 750,000 shares of the Company's common

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
5.  Subsequent Events (continued)

Prior to the acquisition, the businesses of Job Shop and CES were operated as divisions of the same company, along with one other division which was not acquired by the Company. For accounting purposes the results of operations of ITS and CDS are included with the results of the Company from November 22, 1994 onward.

6.  Pro Forma Information

The following pro forma unaudited results assume the above four acquisitions had occurred at the beginning of the indicated periods:

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Net revenues                                      $28,170     $24,170
                                                   ======      ======
Net income (loss)                                ($ 1,046)    $   581
                                                   ======      ======
Income (loss) per share                          ($  0.07)    $  0.05
                                                   ======      ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

7.  Restatements of Prior Period Financial Statements

The fiscal years ended July 31, 1994 and 1993 financial statements have been restated. The following summarizes and describes impact of the restatements for the periods included as a part of these financial statements.


                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Income (Loss) from Operations:
Prior to Restatement                             ($   328)   ($    27)
Prior Period Adjustments:
 Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [1]                                         --        (530)
 Decrease in discount on shares
  issued for stock options []                          --      (2,030)
                                                   ------      ------
As restated                                      ($   328)   ($ 2,587)
                                                   ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
7.  Restatements of Prior Period Financial Statements (continued)

                                                   Three Months Ended
                                                       October 31,
                                                   ------------------
                                                    1994        1993
                                                   ------      ------
Other Income (Expense):
Prior to Restatement                             ($   349)   ($   675)
Prior Period Adjustments:
 Reclass stock option expense
  from unusual to selling,
  general and administrative
  expenses [1]                                         --         530
                                                   ------      ------
As restated                                      ($   349)   ($   145)
                                                   ======      ======

Net Loss:
Prior to Restatement                             ($   670)   ($   655)
Prior Period Adjustments:
Decrease in discount on shares
  issued for stock options []                          --      (2,030)
                                                   ------      ------
As restated                                      ($   670)   ($ 2,685)
                                                   ======      ======

                                                 As of        As of
                                              October 31,    July 31,
                                              -----------    --------
                                                 1994          1994
                                              -----------    --------
Accumulated Deficit:
Prior to Restatement                             ($19,602)   ($18,932)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [2]                                      (5,870)     (5,870)
                                                   ------      ------
As restated                                      ($25,472)   ($24,802)
                                                   ======      ======


Additional Paid-in Capital,
 Common Stock:
Prior to Restatement                              $38,745     $35,861
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [2]                                       5,870       5,870
                                                   ------      ------
As restated                                       $44,615     $41,731
                                                   ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's except per share data)
- ------------------------------------------------------------------------------
7.  Restatements of Prior Period Financial Statements (continued)

[1] - The Company originally included $845 of noncash expenses from the issuance and exercise of stock options pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense of $300 for the year ended December 31, 1994 and $845 for the year ended July 31, 1994.

[2] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $5,870 for the year ended July 31, 1994 and $2,030 for the three months ended October 31, 1993.




                    ........................................

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Financial Condition:
Liquidity and Capital Resources:

Cash flow increased approximately $1,471 from $1,773 at August 1, 1994 to $3,244 at October 31, 1994. Cash used in operations approximated $139. Cash used in investing activities approximated $3,963 resulting primarily from $2,000 from a cash escrow, $2,350 in cash from an acquired company and $8,289 used to acquire a subsidiary. Other investing activities amounted to a net use of cash of approximately $24. Cash provided by financing activities approximated $6,243 due substantially to proceeds and repayments of a loan obtained to finance the acquisition of a subsidiary.

Results of Operations:
First Quarter Fiscal 1995 Compared to First Quarter Fiscal 1994:

Revenues:

Total revenues increased approximately $9,030 or 539% from the 1994 fiscal quarter.

Fees and services revenues accounted for approximately $8,762 of the increase due primarily to companies acquired subsequent to the 1994 fiscal quarter. Such companies provide telecommunications, temporary employment, medical diagnostic, and health information services and generated revenues of approximately $437, $5,221, $2,354, and $1,344, respectively. Such increases were offset by a decrease of approximately $594 in previously existing companies due primarily to a decrease in business consulting services which reflects managements decision to concentrate time and resources on pre-existing and newly acquired subsidiaries.

Development stage company revenues increased by approximately $341 due primarily to initial overseas sales of the three dimensional products and services segment's Surfacer software product.

Product sales revenues remained relatively level with an overall decrease of approximately $73. Sales of optical encoders, encoded motors and limit programmer products increased approximately $101 while other product sales (including avionics instruments and vending machines), decreased by approximately of $174.

Gross Profit:

Gross profit increased approximately $1,270 or 144% from $883 at 53% for the 1994 fiscal quarter to $2,153 at 20% for the 1995 fiscal quarter. The decreased margin rate reflects the acquisition of companies subsequent to the 1994 fiscal quarters that operate with lower margins than previously existing companies but have greater revenue volume for the 1995 fiscal quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued):

Fees and services gross profits increased approximately $1,099 due primarily to the above mentioned newly acquired companies. Such companies added margins of approximately $110 at 25%, $314 at 6%, $997 at 42%, and $81 at 6% in the telecommunications, temporary employment, medical diagnostic, and health information service segments, respectively. These increases were offset by a decrease in gross profits of approximately $403 in previously existing companies due primarily to the planned reduction in outside business consulting services.

Development stage gross profits increased approximately $183 from $88 at 92% to $271 at 62%. The increased gross profit is due to the above mentioned initial sales of the three dimensional products Surfacer software product. The prior fiscal quarter gross profit rate of 92% resulted from minimal sales volume and is not considered to be a normal margin rate.

Product sales gross profits decreased approximately $12 from $384 at 39% to $372 at 41%. Gross profits on sales of optical encoders, encoded motors and limit programmer products increased approximately $68 from $243 at 37% to $311 at 41%. Gross profits on other products decreased approximately $80 from $142 at 43% to $62 at 39%.

Selling, General and Administrative Expenses:

Regular selling, general and administrative expenses for segments with fees and services operations increased approximately $1,204 due primarily to the above mentioned newly acquired companies. Such companies incurred regular selling, general and administrative expenses of approximately $135, $239, $528, and $302 in the telecommunications, temporary employment, medical diagnostic, and health information service segments, respectively. Regular selling, general and administrative expenses for pre-existing companies operating in the fees and services segment remained level with the prior fiscal quarter.

Regular selling, general and administrative expenses for previously existing companies, including companies with product sales operations and the holding and consulting companies, decreased approximately $2,676 due primarily to the fact that the prior fiscal quarter included $2,660 of noncash expense from the exercise of stock options.

Selling, general and administrative expenses for development stage operations increased approximately $483 or 207%. Approximately $389 of the increase relates to the continued costs of developing the products and markets related to the three dimensional products and services segment and approximately $94 relates to the development of the CarteSmart system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in 000's except share data)

Results of Operations (continued):

Other Income (Expense):

Interest expense increased approximately $388 or 390% from the 1994 fiscal quarter. This increase is due primarily to the above mentioned newly acquired companies. Such companies incurred interest expense of approximately $6, $151, $229, and $76 in the telecommunications, temporary employment, medical diagnostic, and health information service segments, respectively. Interest expense for pre-existing companies decreased approximately $74 due to scheduled lower debt balances from the prior quarter.

Other income increased approximately $214 or 281% from net other expense of $76 at fiscal quarter 1994 to net other income of $138 at fiscal quarter 1995. The expenses in the prior quarter related to a write-off of pending acquisition costs. The other income in the current quarter resulted primarily from interest income earned by SIS Capital.

Gain from security sales decreased approximately $30 or 100% from the 1994 fiscal quarter. Security sales vary from period to period and at this time management cannot estimate the amount of revenues, if any, that will be generated from such transactions.


                    ........................................

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(b) Form 8-K/A, Amendments to 8-K, dated July 19, 1994 were filed with the SEC on September 16, 1994 and October 7, 1994 reporting as item 2., Agreement to acquire the business of International magnetic Imaging, Inc. and certain affiliated entities ["IMI"], Item 5., Election of George W. Mahoney as chief financial officer, and Item 6., Financial statements of IMI and related exhibits.





                    ........................................

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                       President and Director        May 10, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer       May 10, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)