Form 10-Q/A
period 1995-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-05-10
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

Commission file Number 0-4186

CONSOLIDATED TECHNOLOGY GROUP LTD.
(Exact name of registrant as specified in its charter)

New York                                              13-1948169
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

     160 Broadway, New York, NY                            10038
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 233-4500

Former Fiscal Year was July 31, New Fiscal Year is December 31
Former name, former address and formal fiscal year, if changed since last report.

Number of common shares outstanding as of May 18, 1995:  21,207,488

Purpose of Amendment:
Part I. - Financial Information:
  Item 1. Financial Statements - The financial statements are restated to reflect the following changes:
1) Increase additional paid-in capital and accumulated deficit to reflect an increase in the fiscal year ended July 31, 1994 expense of approximately $5,870,000 relating to a reduction in the discount taken on stock option issuances.
2) Increase additional paid-in capital and accumulated deficit to reflect an increase in the five month period ended December 31, 1994 expense of approximately $36,000 relating to a reduction in the discount taken on stock issuanced in lieu of cash for services rendered.
3) Increase additional paid-in capital and accumulated deficit to reflect an increase in the five month period ended December 31, 1994 expense of approximately $338,000 relating to a reduction in the discount taken on stock issuanced for an acquisition.
4) Reclass $72,868 of exclusivity rights to other assets which were previously included with fixed assets as of December 31, 1994 and March 31, 1995. Related changes were also made to the cash flow statement.
5) Reclass the current and long-term portions of debt and capital lease obligations and reclass amounts between debt and capital lease obligations to the proper amounts related to the Three Dimensional Products and Services segment.

6) For the three months ended April 30, 1994 statement of operations, reclass approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and increase selling, general and adminsitrative expenses by approximately $2,450,000 relating to a reduction in the discount taken on the stock option issuances. Related changes were also made to the cash flow statement.
7) In the cash flow statement for the three months ended March 31, 1995 and April 30, 1994 1993 the following changes were made:
    a) The activity in deferred offering costs is separately disclosed as a financing activity which was previously included in changes in other assets.
    b) The noncash expense of issuing stock in lieu of cash for services rendered is shown disclosed separately as an adjustment to reconcile net loss to cash provided by operations which was previously included with repayments of long-term debt.
    c) Added supplemental discosures of noncash investing and financing activities for the three months ended April 30, 1994.
8) Disclosed the number of common shares authorized, issued and outstanding on the face of the balance sheet.
9) Expanded the discussion regarding the computation of earnings per share in the footnotes to describe the Company's treatment of the convertible preferred stock in calculating weighted average number of shares outstanding.
10) Added additional footnote disclosure regarding the restatement of prior period financial statements.
11) Added full disclosure of acquisitions that affect all periods presented in the financial statements.
12) Adjusted the segment analysis to reflect the increase in Corporate and Other selling, general and administrative expenses.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
13) Liquidity and Capital Resources
    a) Expanded discussion regarding the restriction of the use of a subsidiary's cash is added.
    b) Expanded discussion of changes in working capital assets/liabilities is added, including the proposed refinancing of current debt obligations.
    c)  Disclosure of the impact of loan defaults is added.
14) Results of Operations
    a) Adjusted the segment percentage tables to reflect the increase in Corporate and Other selling, general and administrative expenses.
    b) Discussion is changed to reflect the changes made to the three months ended April 30, 1994, of approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and the $2,450,000 increase in selling, general and administrative expense relating to a reduction in the discount taken on the stock option issuances.

Consolidated Technology Group, Ltd.
Index

                                                                  Page
                                                                  ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1995
 and December 31, 1994.                                            2-3

Consolidated Statements of Operations - Three Months Ended
 March 31, 1995 and April 30, 1994.                                  4

Consolidated Statements of Cash Flows - Three Months Ended
 March 31, 1995 and April 30, 1994.                                5-6

Consolidated Statement of Shareholders' Equity - Three Months
 Ended March 31, 1995.                                             7-8

Notes to Consolidated Financial Statements                        9-19

Item 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations.                  20-24

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                           25

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                                March 31,    December 31,
                                                  1995           1994
                                               -----------   ------------
Assets:
 Current assets:
  Cash and cash equivalents                        $ 2,349       $ 1,727
  Receivables, net of allowances                    16,450        16,820
  Inventories                                        3,477         3,466
  Loans receivable                                   1,411         1,363
  Prepaid expenses and other
   current assets                                       98           412
  Investments in common stock                          179           151
                                                    ------        ------
   Total current assets                             23,964        23,939
                                                    ------        ------

Property, plant and equipment, net                  12,280        12,911
                                                    ------        ------

Other assets:
 Capitalized software development costs              1,075         1,064
 Goodwill, net                                      12,363        12,623
 Covenant not to compete, net                        3,130         3,451
 Customer lists, net                                12,558        12,770
 Deferred offering costs                               346           331
 Receivables, related parties                          157           160
 Investments in common stock, long-term                195           383
 Other Assets                                          453           456
                                                    ------        ------
  Total other assets                                30,277        31,239
                                                    ------        ------

Total Assets                                       $66,521       $68,089
                                                    ======        ======

















See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(in 000's)

                                                March 31,    December 31,
                                                1995           1994
                                               -----------   ------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses            $ 7,427       $ 6,741
  Accrued payroll and related expenses               2,486         1,774
  Accrued interest                                     116           113
  State franchise taxes payable                         20            20
  Interim billings in excess of costs
   and estimated profits                                --           655
  Notes payable, related parties                       183           183
  Current portion of long-term debt                  8,017         8,096
  Current portion of subordinated debt               3,744         3,437
  Current portion of capitalized
   lease obligations                                 1,279         1,256
                                                    ------        ------
    Total current liabilities                       23,272        22,275
                                                    ------        ------
Long-term liabilities:
 Long-term debt                                      7,901         8,512
 Capitalized lease obligations                       2,410         2,671
 Subordinated debt                                  16,963        17,926
                                                    ------        ------
  Total long-term liabilities                       27,274        29,109
                                                    ------        ------

Shareholders' Equity:
 Preferred stock                                        81            81
 Additional paid-in capital,
  preferred stock                                      311           311
 Common stock (50,000,000 shares
  authorized, 21,152,260 and 17,577,260
  shares issued and outstanding as of
  March 31, 1995 and December 31, 1994,
  respectively)                                        212           176
 Additional paid-in capital, common stock           48,329        45,597
 Accumulated deficit                               (31,676)      (29,288)
 Unrealized exchange translation                       (33)          (33)
 Deferred consulting fees                           (1,235)           --
 Net unrealized gain (loss) on long-
  term investments in common stock                     (14)         (139)
                                                    ------        ------
   Total shareholders' equity                       15,975        16,705
                                                    ------        ------
Total Liabilities and Shareholders' Equity         $66,521       $68,089
                                                    ======        ======




See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations
(in 000's except per share data)

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------

Revenues                                            $28,410     $ 6,422

Direct Costs                                         23,327       5,766
                                                     ------      ------

Gross Profit                                          5,083         656

Selling, General and Administrative                   6,396       3,883
                                                     ------      ------

Loss from Operations                                 (1,313)     (3,227)
                                                     ------      ------
Other Income (Expense):
 Interest Expense                                      (984)       (310)
 Other Income (Expense)                                  78         415
 Gain (Loss) from Security Sales                       (120)         --
                                                     ------      ------
  Total Other Income (Expense)- Net                  (1,026)        104
                                                     ------      ------

Loss Before Minority Interest                        (2,339)     (3,122)

Income Taxes                                            (44)         --

Minority Interest in Loss of Subsidiaries                (5)        (34)
                                                     ------      ------
Net Loss                                           ($ 2,388)   ($ 3,156)
                                                     ======      ======
Loss per Common Share                                ($0.13)     ($0.33)
                                                     ======      ======
Weighted Average Number
 of Common Shares                                18,776,149   9,549,289
                                                 ==========   =========













See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended March 31, 1995
(in 000's except per share data)

                                                      Shares    Amounts
                                                    ----------  -------
Preferred stock, $1.00 par value, 6%
 Series A 77,713 shares authorized:
Beginning balance                                       77,713  $    78
                                                    ==========   ======
Ending balance                                          77,713  $    78
                                                    ==========   ======
Preferred stock, $1.00 par value, $3.50 and $.10
 Series B & E 8,000 shares authorized each:
Beginning balance                                          262  $     1
                                                    ==========   ======
Ending balance                                             262  $     1
                                                    ==========   ======
Preferred stock, $1.00 par value, $8.00
 subordinated Series F, 6,000 shares authorized:
Beginning balance                                        2,700   $    2
                                                    ==========   ======
Ending balance                                           2,700   $    2
                                                    ==========   ======

Total preferred stock - par                             80,675   $   81
                                                    ==========   ======
Additional paid-in capital,
 preferred stock:
Beginning balance                                                $  311
                                                                 ======
Ending balance                                                   $  311
                                                                 ======
Common stock, $0.01 par value,
 50,000,000 shares authorized:
Beginning balance                                   17,577,260   $  176
Issuance for stock options                           3,500,000       35
Issuance in lieu of cash for
 services rendered                                      75,000        1
                                                    ----------   ------
Ending balance                                      21,152,260   $  212
                                                    ==========   ======

Additional paid-in capital, common stock:
Beginning balance                                               $45,597
Issuance for stock options                                        2,665
Issuance in lieu of cash for
 services rendered                                                   67
                                                                 ------
Ending balance                                                  $48,329
                                                                 ======

                                                            (continued)


See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended March 31, 1995
(in 000's except per share data)

                                                      Shares    Amounts
                                                    ----------  -------
Accumulated deficit:
Beginning balance                                              ($29,288)
Net loss                                                         (2,388)
                                                                 ------
Ending balance                                                 ($31,676)
                                                                 ======

Unrealized exchange translation:
Beginning balance                                              ($    33)
                                                                 ======
Ending balance                                                 ($    33)
                                                                 ======

Deferred consulting fees:
Beginning balance                                                    --)
Exercise of stock options                                      ($ 1,235)
                                                                 ------
Ending balance                                                 ($ 1,235)
                                                                 ======

Net unrealized gain (loss) on long-
 term investments in common stock:
Beginning balance                                              ($   139)
Recognized investment security gains                                125
                                                                 ------
Ending balance                                                 ($    14)
                                                                 ======

Total shareholders' equity                                      $15,974
                                                                 ======

                                                              (concluded)

















See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(in 000's except per share data)

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------
Cash Flows from Operating Activities:
Net loss                                           ($ 2,388)   ($ 3,156)
                                                     ------      ------
Adjustments to reconcile net loss to net
 cash provided by  operating activities:
 Depreciation and Amortization                        1,591         108
 Minority interest in loss of
  consolidated subsidiaries                              --          34
 Bad debt expense                                       232          --
 Option exercise expense                                740       2,870
 Noncash expenses paid with the
  issuance of stock                                      67          --
 Loss on sale of marketable securities                  120          --
 Change in current assets and
  current liabilities:
  (Increase) decrease in current  assets:
   Receivables                                          137         264
   Inventories                                          (11)       (300)
   Prepaid expenses and other current assets            314        (189)
  Increase (Decrease) in  current liabilities:
   Accounts payable and accrued expenses                686          70
   Accrued payroll and related expenses                 712      (1,179)
   Accrued interest                                       3        (260)
   Interim billings in excess of costs
    and estimated profits                              (655)         --
                                                     ------      ------
    Total adjustments                                 3,937       1,418
                                                     ------      ------
Net cash provided by (used in)
 operating activities                                 1,549      (1,738)
                                                     ------      ------
Cash Flows from Investing Activities:
 Decrease in other assets                               104         304
 Capital expenditures                                  (174)        (45)
 Investments in common stock                             --         (95)
 Proceeds from sale of marketable securities            165          --
 Capitalized software development costs                 (63)       (156)
 Acquisition of subsidiary                               --        (500)
 Cash of company acquired                                --         105
 Payments for loans made                               (122)       (680)
 Collections for repaymnet of loans made                 77          --
                                                     ------      ------
Net cash used in investing activities                   (13)     (1,067)
                                                     ------      ------

                                                             (continued)

See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(in 000's except per share data)

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------
Cash Flows from Financing Activities:
 Repayment of long-term debt                           (690)     (1,666)
 Deferred offering costs                                (15)         --
 Repayment of subordinated debt                        (656)         --
 Payments on capital leases                            (278)         (1)
 Issuance of common stock                                --       8,162
 Exercise of stock options                              725       2,050
                                                     ------      ------
Net cash provided by financing activities              (914)      8,545
                                                     ------      ------

Net Increase in Cash and Cash Equivalents               622       5,740

Cash and Cash Equivalents at
 Beginning of Period                                  1,727       1,196
                                                     ------      ------
Cash and Cash Equivalents at
 End of Period                                      $ 2,349     $ 6,936
                                                     ======      ======

Supplemental Disclosures of Cash
 Flow Information:
Cash Paid for:
 Interest                                           $   981     $   571
                                                     ======      ======
 Income Taxes                                       $    --     $    --
                                                     ======      ======

                                                             (concluded)

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the three month period ended March 31, 1995:
 (1) - Acquired equipment under capital lease obligations with a net present value of $39.
 (2) - Issued stock options and received exercise proceeds of $725 and incurred noncash deferred consulting fees of $1,235 and noncash consulting fee expenses of $740.

During the three month period ended April 30, 1994:
 (1) - Issued stock options and received exercise proceeds of $2,050 and incurred noncash consulting fee expenses of $2,870.





See notes to consolidated financial statements.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994 and the results of its operations and changes in cash flows for the three months ended March 31, 1995 and April 30, 1994.

(2) Effective December 31, 1994, the Company changed to a calendar year. Prior to December 31,1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include interim period results for the three months ended March 31, 1995, the first quarter of the new calendar year, and for the three months ended April 30, 1994, the third quarter of the prior fiscal year. The Company's operations are not affected by significant seasonal fluctuations that would make the periods reported herein uncomparable.

(3) The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1994 Form 10-K transition report.

(4) The results of operations for the three months ended March 31, 1995 and April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

(5) Earnings (Loss) Per Share - Earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

(6)  Industry Segments:

  The Company currently classifies its operations into seven business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Electro-Mechanical and Electro-Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program;
(v) Telecommunications consists of a subsidiary that, among other things, 8

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(6)  Industry Segments (continued):

installs telephonic network systems and buys and resells local telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as proto-type building and reverse engineering; and (vii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the Electro-Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services, Telecommunications and Business Consulting Services segments; and
(iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
Segments                                            1995        1994
- --------                                          ---------   ---------
Revenues:
Contract Engineering Services                       $17,800     $ 5,062
Medical Diagnostics                                   7,027          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                               1,171         866
Medical Information Services                          1,427          --
Telecommunications                                      390         401
Three Dimensional Products and Services                 589          68
Business Consulting Services                              6          25
                                                     ------      ------
Total Revenues                                      $28,410     $ 6,422
                                                     ======      ======

Gross Profit:
Contract Engineering Services                       $   612     $   234
Medical Diagnostics                                   3,393          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                 363         249
Medical Information Services                            369          --
Telecommunications                                       57         102
Three Dimensional Products and Services                 283          46
Business Consulting Services                              6          25
                                                     ------      ------
Total Gross Profit                                  $ 5,083     $   656
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(6)  Industry Segments (continued):

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
Segments                                            1995        1994
- --------                                          ---------   ---------
Income (Loss) from Operations:
Contract Engineering Services                      ($   294)   ($    47)
Medical Diagnostics                                   1,496          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  (4)          8
Medical Information Services                           (436)        (87)
Telecommunications                                     (214)         10
Three Dimensional Products and Services                (415)       (117)
Business Consulting Services                             (6)        (17)
Corporate and other                                  (1,440)     (2,977)
                                                     ------      ------
Total Income (Loss) from Operations                ($ 1,313)   ($ 3,227)
                                                     ======      ======

Net Income (Loss):
Contract Engineering Services                       $  (574)    $   (29)
Medical Diagnostics                                     833          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  (4)        283
Medical Information Services                           (467)       (116)
Telecommunications                                     (222)          2
Three Dimensional Products and Services                (416)       (124)
Business Consulting Services                             (8)        (20)
Corporate and other                                  (1,530)     (3,152)
                                                     ------      ------
Total Net Income (Loss)                            ($ 2,388)   ($ 3,156)
                                                     ======      ======

Depreciation and Amortization:
Contract Engineering Services                       $   128     $    69
Medical Diagnostics                                   1,253          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                   8          14
Medical Information Services                            132           2
Telecommunications                                        8           8
Three Dimensional Products and Services                  59          13
Business Consulting Services                              1           1
Corporate and other                                       2           1
                                                     ------      ------
Total Depreciation and Amortization                 $ 1,591     $   108
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(6)  Industry Segments (continued):

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
Segments                                            1995        1994
- --------                                          ---------   ---------
Capital Expenditures:
Contract Engineering Services                       $    11     $    --
Medical Diagnostics                                      47          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                   4          23
Medical Information Services                              4          --
Telecommunications                                       --          --
Three Dimensional Products and Services                  90          15
Business Consulting Services                             --           4
Corporate and other                                      18          19
                                                     ------      ------
Total Capital Expenditures                          $   174     $    61
                                                     ======      ======

                                                     At           At
                                                  March 31,   April 30,
                                                    1995        1994
Identifiable Assets:                              ---------   ---------
Contract Engineering Services                       $10,287     $ 5,565
Medical Diagnostics                                  39,989          --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                               4,352       5,304
Medical Information Services                          5,929         868
Telecommunications                                    1,094       1,010
Three Dimensional Products and Services               2,330       1,580
Business Consulting Services                            261         594
Corporate and other                                   2,279       7,807
                                                     ------      ------
Total Identifiable Assets                           $66,521     $22,728
                                                     ======      ======


(7)  Non-Employee Directors, Consultants and Advisors Stock Plan:

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(7)  Non-Employee Directors, Consultants and Advisors Stock Plan (continued):

Shares (in 000's)                 1,500    1,000    1,000  =      3,500
Value of stock at date of grant  $ 1.00   $ 1.00   $0.875  =  $0.964286*
                                  -----    -----    -----      --------
Full Value of Stock               1,500    1,000      875  =      3,375
20% discount                       (300)    (200)    (175) =       (675)
                                  -----    -----    -----      --------
Discounted value of stock         1,200      800      700  =      2,700
Exercise price                     (375)    (350)      --  =       (725)
                                  -----    -----    -----      --------
Total consulting costs              825      450      700  =      1,975
Portion deferred                    550       --      685  =      1,235
                                  -----    -----    -----  =   --------
Portion currently expensed       $  275   $  450   $   15  =  $     740
                                  =====    =====    =====      ========

* Represents weighted average.

In accordance with the agreements relating to the various parties involved, $238, $138, and $364 were charged as consulting services, public relation services and non-cash compensation, respectively, in the determination of income from operations for the three months ended March 31, 1995. Additionally, $1,235 was recorded as deferred charges in the equity section of the balance sheet for services to be rendered subsequent to March 31, 1995. Such deferred charges are being amortized over four years, the term of the related contracts. A 20% discount was utilized because the shares issued represents a large block of stock.

(8)  Acquisitions:

(i) - On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of CSM. The Company is the parent of SISC, which is the parent of CMH. In connection with the purchase, (i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500 which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC, (ii) CMH transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, Carte is to issue to CMH an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and (iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(8)  Acquisitions (continued):

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

(ii) - As of September 30, 1994, the Company acquired International Magnetic Imaging, Inc. and its affiliated entities ("IMI, Inc.") in a business combination accounted for as a purchase. The principal operations of IMI, Inc. Are in the establishment and operation of outpatient diagnostic centers providing MRI services and other modalities. The results of operations of IMI, Inc. are included in the accompanying combined financial statements since the date of acquisition. The total cost of the acquisition was $31,872 which exceeded the fair value of net assets of IMI, Inc. By $11,068. The excess purchase price, or goodwill, will be amortized by the straight-line method over 20 years.

The other intangibles, specifically restrictive covenants and customer lists, will be amortized by the straight-line method over 3 years and 15 years, respectively.

The following summarizes the purchase price allocated to acquired assets at fair value.

   Cash                                              $ 6,960
   Subordinated Debt                                  19,863
   Stock (3,343,000)                                   2,920
   Notes [Covenants]                                     800
   Acquisition Costs                                   1,329
                                                      ------
   Purchase Cost                                     $31,872
                                                      ======
Allocated to:
   Cash                                              $ 2,350
   Other Assets                                          421
   Covenants-Not-to-Compete                            3,303
   Property, Plant and Equipment                      10,903
   Accounts Receivable                                 7,379
   Managed Care Contracts - Customer Lists             5,656
   Liabilities Assumed                               ( 9,208)
   Goodwill                                           11,068
                                                      ------
   Total                                             $31,872
                                                      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(8)  Acquisitions (continued):

The cash portion of the purchase price was subsequently refinanced through DVI. The notes issued in connection with the acquisition of the centers balloon primarily in September 1996, with notes in the principal amount of $860 maturing in September 1997. The notes issued to acquire IMI and MD Corp. balloon and mature in September 1997 and 1999, respectively. In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. dba DVI Capital. For accounting purposes, the results of operations of IMI are included with the results of the Company from October 1, 1994 onward.

(iii) - In November 1994, the Company acquired the assets of two businesses, Job Shop Technical Services, Inc. ("Job Shop") and Computer Engineering Services, Inc. ("CES"). Job Shop provides engineers, designers and technical personnel on a temporary basis, which is similar to the business performed by Avionics Research Corporation, a subsidiary of the Company. CES is engaged in the business of performing CAD (computer aided design) and CAM (computer aided manufacturing) related services and the marketing and sale CAD/CAM software.

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(9)  Subsequent Events

  On May 8, 1995 SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of the Company, transferred all of its equity ownership in Trans Global Services, Inc. ("Trans Global") to Concept Technologies Group, Inc. ("Concept"), pursuant to an agreement dated as of March 31, 1995, among SISC, DLB, Inc. ("DLB"), Joseph G. Sicinski and Concept in exchange for a controlling interest in Concept. Concept's common stock and warrants are traded on the Nasdaq SmallCap Market. Trans Global's's common stock was owned by SISC (91.6%), DLB (5.0%) and Mr. Sicinski (3.4%). DLB is owned by Ms. Carol Schiller, wife of Mr. Lewis S. Schiller, the Company's chairman of the board, president and chief executive officer. Mr. Schiller disclaims all beneficial interest in the securities owned by DLB. The acquisition by Concept of the Trans Global stock in exchange for Concept's capital stock is referred to as the "Trans Global Transaction".

Pursuant to the Trans Global Transaction:

  (i) - Warrants to purchase an aggregate of 500,000 shares of Trans Global common stock held by SISC (475,000 shares) and DLB (25,000 shares) were exchanged for Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 500,000 shares of Common Stock until May 5, 1997.

  (ii) - Concept issued to SISC 850,000 shares of Common Stock, Series B Warrants to purchase 475,000 shares of Common Stock at $3.50 per share, 23,750 shares of Series A Preferred Stock, which will be converted into 1,900,000 shares of Common Stock upon the filing of the Certificate of Amendment, 23,750 shares of each of Series B and C Preferred Stock, which are convertible into an aggregate of 2,375,000 shares of Common Stock if certain levels of income before income tax are met, and 25,000 shares of Concept's Series D Preferred Stock, which is not convertible and which has a redemption price of approximately $1,700. SISC has deferred taking the physical delivery of 400,000 of the shares of Common Stock issuable in order to provide Concept with flexibility in issuing shares of Common Stock.

  (iii) - Concept issued to DLB in respect of its Trans Global stock and warrants, 50,000 shares of Common Stock, Series B Warrants to purchase 25,000 shares of Common Stock, 1,250 shares of Series A Preferred Stock, which are convertible into 100,000 shares of Common Stock upon the filing of the Certificate of Amendment, and 1,250 shares of each of Series B and C Preferred Stock, which are convertible into an aggregate of 125,000 shares of Common Stock if certain levels of income before income taxes are attained.

  (iv) - Concept issued to Mr. Sicinski, 100,000 shares of Common Stock.

As a result of the Trans Global Transaction, SISC owned, at the closing, approximately 32.2% of the outstanding Common Stock, and 59.3% of the voting rights on all matters, including the election of directors, except where the holders of Common Stock are required by law to vote as a single class. Upon the filing of the Certificate of Amendment, based on outstanding Common Stock as of the closing date, SISC would own 59.3% of the outstanding Common Stock.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(10) Pro Forma Results:

The following pro forma unaudited results assume that the acquisitions of Creative Socio-Medics, International Magnetic Imaging, Inc., Job Shop Technical Services and Computer Engineering Services in Note (8)and the reverse merger in Note (9) had occurred at the beginning of the indicated periods:

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------
Net revenues                                       $ 29,000    $ 25,800
                                                    =======     =======
Net income (loss)                                 ($  1,987)   $ (2,038)
                                                    =======     =======
Income (loss) per share                           ($   0.11)   $  (0.21)
                                                    =======     =======

  The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(11)  Restatements of Prior Period Financial Statements

The years ended December 31, 1994 and July 31, 1994 financial statements have been restated. The following summarizes and describes impact of the restatement on the periods included as a part of these financial statements.

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------
Income (Loss) from Operations:
Prior to Restatement                               ($ 1,313)   ($   662)
Prior Period Adjustments:
 Decrease in discount on shares
  issued for stock options [1]                           --      (2,450)
 Reclass stock option expense
  from unusual to selling, general
  and administrative expenses [2]                        --        (115)
                                                     ------      ------
As restated                                        ($ 1,313)   ($ 3,227)
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(11)  Restatements of Prior Period Financial Statements (continued):

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
                                                    1995        1994
                                                  ---------   ---------

Other Income (Expense):
Prior to Restatement                               ($ 1,026)   ($    10)
Prior Period Adjustments:
 Reclass stock option expense from
  unusual to selling, general and
  administrative expenses [2]                            --         115
                                                     ------      ------
As restated                                        ($ 1,026)    $   105
                                                     ======      ======

Net Income (Loss):
Prior to Restatement                               ($ 2,388)   ($   706)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                            --      (2,450)
                                                     ------      ------
As restated                                        ($ 2,388)   ($ 3,156)
                                                     ======      ======

                                                    As of        As of
                                                  March 31,   December 31,
                                                    1995          1994
                                                  ---------   ------------
Accumulated Deficit:
Prior to Restatement                               ($25,432)   ($23,044)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                        (5,870)     (5,870)
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [3]                             (36)        (36)
 Decrease in discount on shares
  issued for acquisitions [4]                          (338)       (338)
                                                     ------      ------
As restated                                        ($31,676)   ($29,288)
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(in 000's, except per share data)
- ------------------------------------------------------------------------------

(11)  Restatements of Prior Period Financial Statements (continued):

                                                    As of        As of
                                                  March 31,   December 31,
                                                    1995          1994
                                                  ---------   ------------
Additional Paid-in Capital,
 Common Stock:
Prior to Restatement                                $42,085     $39,353
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                         5,870       5,870
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [3]                              36          36
 Decrease in discount on shares
  issued for acquisitions [4]                           338         338

                                                     ------      ------
As restated                                         $48,329     $45,597
                                                     ======      ======

[1] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $5,870 in prior periods of which $2,450 relates to the three months ended April 30, 1994. Such change did not impact the operating statement for the three motnhs ended march 31, 1995.

[2] - The Company originally included $115 of noncash expenses from the issuance and exercise of stock options pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense for the three months ended April 30, 1994 but did not impact the three months ended March 31, 1995.

[3] - The Company originally used a 50% discount for valuing shares issued in lieu of cash payment for services rendered and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $36 in prior periods. Such change did not impact the three months ended March 31, 1995 or April 30, 1994.

[4] - The Company originally used a 50% discount for valuing shares issued in connection with the acquisition of a subsidiary and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $338 in prior periods. Such change did not impact the three months ended March 31, 1995 or April 30, 1994.


                    ........................................

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $2,344 at March 31, 1995 compared to $1,727 at December 31, 1994. During the three months ended March 31, 1995, the Company's principal source of cash was from the operations of the medical diagnostics segment company, International Magnetic Imaging, ("IMI").
Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of March 31, 1995 the most significant impact from these restrictions is on the Three Dimensional Products and Services and Medical Information Services segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). If these segments do not obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), it is uncertain whether these segments will continue as operating groups. The remaining segments are relatively unaffected by the restrictions on IMI's cash since they operate substantially with their own cash flows. The other significant source of cash was the proceeds from the exercise of stock options. During the same period, the principal use of cash was to acquire subsidiaries, purchase capital assets and repay scheduled debt maturities.

The only other significant change in working capital was an increase in accounts payable and accrued expenses of approximately $686, the result of extending trade payables, an increase in accrued paroll and related taxes of approximately $712, the result of the timing of payroll payments in the contract engineering services segment and a decrease in interim billings in excess of costs and estimated profits, the result of billings made on uncompleted projects in the medical services segment.

The Company has significant current portions of debt obligations that will require cash payment in 1996. In 1996, subordinated debt, payable to the former owners of IMI, require principal and interest payments of approximately $2,500 and balloon payments due in September of 1996 of approximately $10,500. It is not expected that the Company will generate funds from operations in order to cover these impending obligations and funding will have to come from a third party source. As a result, management is currently negotiating terms with financing sources to extend the repayment terms on the subordinated debt prior to the due date of the balloon payments, however it cannot be currently determined whether such negotiation efforts will be successful. Debt service due on the subordinated debt subsequent to 1996 approximates $5,250 of which approximately $3,900 is due in 1997 and the remainder in 1998 and 1999. Management anticipates that if the refinancing negotiations are successful that debt service related to these years will also be extended over a longer time period. If the Company is not successful in refinancing the subordinated debt, it will be in default on these commitments and as of December 31, 1994, the Company has no other plan of action to rectify the impending default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Additionally, the Company is in default on loans aggregating $302 as of December 31, 1994. Such defaults have not had, and are not expected to have a significant impact on the operations of the related segments. The creditors have not called such loans and are working under extended repayment terms.

Results of Operations

Consolidated revenues, gross profit and selling, general and administrative expenses for the three months ended March 31, 1995 compared to the three months ended April 30, 1994 increased significantly due primarily to the acquisition of companies in various industry segments. The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   April 30,
Segments                                            1995        1994
- --------                                          ---------   ---------
Revenues:
Contract Engineering Services                         62%         78%
Medical Diagnostics                                   25%         --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                4%         14%
Medical Information Services                           5%         --
Telecommunications                                     1%          6%
Three Dimensional Products and Services                2%          1%
Business Consulting Services                           1%          1%
                                                  ---------------------

Gross Profit:
Contract Engineering Services                         12%         36%
Medical Diagnostics                                   66%         --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                7%         38%
Medical Information Services                           7%         --
Telecommunications                                     1%         16%
Three Dimensional Products and Services                6%          7%
Business Consulting Services                           1%          3%
                                                  ---------------------

Selling, General and Administrative Expenses:
Contract Engineering Services                         14%          7%
Medical Diagnostics                                   29%         --
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                6%          6%
Medical Information Services                          13%          2%
Telecommunications                                     4%          2%
Three Dimensional Products and Services               10%          4%
Business Consulting Services                           1%          3%
Corporate and Other                                   23%         76%
                                                  ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Discussion of Operations by Segment

Contract Engineering Services - This segment consists of two companies, ARC Acquisition and Resource Management International, ("RMI"), which are collectively referred to as Trans Global Services. Revenues and gross profit for the three months ended March 31, 1995 increased 252% and 161%, respectively, when compared to the three months ended April 30, 1994. These significant increases are attributed to the operations of RMI, which was acquired in November 1994. Losses from operations increased approximately $248 which is attributable solely to the RMI operations which has a lower gross margin ratio and a higher ratio of selling, general and administrative expenses than ARC Acquisition. Interest expense increased approximately $147 due to the higher debt balances at RMI and other income decreased approximately $150. This segment operates in a highly competitive environment with low margins. Management believes that by combining the resources and expertise of the two newly acquired companies, this segment will increase its long-term profitability, however, it is anticipated that revenues and operating income on an annualized basis will remain relatively level for 1995.

Medical Diagnostics - This segment consists of a medical diagnostic imaging company, which performs MRI and other diagnostic modalities, that was purchased in September 1994 and as such there is no comparable period of operations for this filing. During the current quarter, this segment operated at a gross margin ratio of approximately 48% and generated income from operations of approximately $1,500. Selling, general and administrative and interest expenses approximated $1,900 and $655, respectively. Typically, this segment has its greatest revenue activity in the first quarter and management anticipates that revenues and gross margin in the remaining quarters of 1995 will be moderately less while operating expenses will remain relatively level, which is consistent with the past performance of this company.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of three companies, Sequential Electronic Systems, ("Sequential"), S-Tech and Televend. Televend, which started in 1995, markets telephone debit cards and products manufactured by S-Tech. Revenues and gross profit for the three month period ended March 31, 1995 compared to the three month period ended April 30, 1994 increased 35% and 46%, respectively, while overall profitability remained relatively level. The profitability of Sequential increased by approximately $64 due to increased revenues and gross margins while selling, general and administrative expenses remained relatively level. The losses from operations of S-Tech remained relatively level. Other income and expenses resulted in a net decrease in other income of approximately $255. A portion of the revenues in this segment are generated from government sales and while there exists a possibility that there will be reversals in government spending cutbacks, it is more likely that defense and military spending will remain sluggish through 1995. Management plans to continue placing more emphasis on sales to the private sector and overall it is anticipated that revenues and operating profits will remain relatively stable in this segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Medical Information Services - This segment consists of two companies, Carte Medical Corporation, ("Carte") and Creative Socio-Medics, ("CSM"), which was acquired in June 1994. CSM accounted for all of the revenues and gross profit in this segment for the three months ended March 31, 1995. Selling, general and administrative expenses for the three months ended March 31, 1995 included approximately $156 of product enhancement expenses incurred by CSM and approximately $70 of financing costs and $52 of amortized software development costs incurred by Carte. For the three month period ended April 30, 1994 all operations in this segment related to Carte's start-up costs which were
charged to selling, general and administrative expenses.   During the
remainder of 1995, management anticipates that the revenues and gross margins of the segment's operations will remain relatively level.

Telecommunications - In December of 1993 the Company acquired ARC Networks which is the only entity operating in this segment. Comparing the three months ended March 31, 1995 to the three months ended April 30, 1994, revenues remained relatively level while gross profit decreased 44%. Network installations and resale of telephone services provided approximately $35 and $22 of gross profit, respectively. Selling, general and administrative expenses increased 186% and consist primarily of salaries and commissions related to the telephone services reselling operations. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. For the remainder of 1995 management anticipates that revenues and overall profitability on an annualized basis will marginally increase; however, the ultimate profitability of this segment remains uncertain.

Three Dimensional Products and Services - This segment consists of three companies, 3D Technology, Inc., ("3D- Tech"), 3-D Imaging International, Inc., ("3DI") and Computer Design Services, ("CDS"), which was acquired in November 1994. Revenues and gross profit for the three months ended March 31, 1995 compared to the three months ended April 30, 1994 increased 776% and 493%, respectively, due to the addition of CDS. Losses from operations increased 255%, due primarily to the increased selling, general and administrative expenses resulting from CDS. In the prior period this segment had minimal revenues, which accounts for the significant increase in revenues and gross profit. The increase in operating losses is due to the continued costs incurred to develop this segment's product line. During 1995, management anticipates that this segment will begin to have increasing sales of the three dimensional products and services which will result in higher gross margins. Selling, general and administrative expenses are expected to remain relatively level and overall profitability should become more favorable. Although the ultimate profitability of this segment appears favorable; it can not be determined at this time whether profit levels, if any, will be significant.

Business Consulting Services operations were not significant for the three months ended March 31, 1995 and April 30, 1994 which is consistent with management's decision to concentrate time and resources managing internal operations of the pre-existing and newly acquired companies. During the remainder of 1995, management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Corporate and Other selling, general and administrative expenses for the three months ended March 31, 1995 compared to the three months ended April 30, 1994 decreased 52% on an overall basis. Included in corporate and other selling, general and adminsistrative expense is noncash expense from the exercise of stock options for payment of consulting services which amounted to $740 for the three months ended March 31, 1995 and $2,870 for the three months ended April 30, 1994. Corporate and other selling, general and administrative expense, other than that related to the exercise of stock options was $700 and $107 for the three month periods ended march 31, 1995 and April 30, 1994, respectively, representing an increase of 554%. Such increase is due to increased legal and accounting fees to outside firms related to the reverse merger with Concept Technologies and an increase in the number of financial support staff. During 1995, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities. The Company will need to raise additional capital in the short-term and it is anticipated that corporate and other costs will increase.

Discussion of Other Significant Financial Line Items

Interest Expense for the three months ended March 31, 1995 compared to the three months ended April 30, 1994 increased 217%% which is attributed to the issuance of debt instruments in connection with the acquisitions of new companies during the respective periods.

Losses on Investment Securities - During the three month period ended March 31, 1995 the loss on sales of securities consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in the current period operations of the Company and is no longer included in the unrealized loss from marketable securities in the equity section of the balance sheet. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

                    ........................................

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

11.1 Calculation of earnings per share.

(b)  The following reports on Form 8-K were reported during the quarter:

     1. On January 31, 1995, the Company filed a Form 8-K, dated January 30, 1995, reporting as Item 5., the filing of agreements related to the acquisition of the assets of Job Shop Technical Services, Inc. and Computer Engineering Services, Inc., reporting as Item 7., the filing of the asset purchase agreement by and among ITS Management Corp., Job Shop Technical Services, Inc. and Ralph Corace, and the filing of the plan and agreement of reorganization by and among CDS Acquisition Corp., Computer Engineering Services, Inc. and Yvonne Vargas, and reporting as Item 8., the change in the fiscal year to a calendar year.

    2. On March 2, 1995, the Company filed a Form 8-K, dated February 27, 1995, reporting as Item 2., a letter of intent with Concept Technologies Group, Inc., pursuant to which the Company will acquire a controlling interest in Concept Technologies Group, Inc.


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

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                       President and Director        May 10, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer       May 10, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
March 31, 1995



1.  11.1  Calculation of earnings per share.

Consolidated Technology Group, Ltd. and Subsidiaries
March 31, 1995
EX-11.1 Calculation of Earnings per Share
- ----------------------------------------------------------------------------

For the Three Months Ended March 31, 1995:

Net Loss                                            ($2,388,607)
                                                      =========

Loss per Share:

     Loss per share - Note 1                             $(0.13)
                                                           ====

     Loss per Share - assuming full
       dilution - Note 2                                 $(0.08)
                                                           ====

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (18,776,149). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period

Note 2:
(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised on January 1, 1995 and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the period as quoted on the NASD.

(ii) Assumes that on January 1, 1995, the 77,713 shares of preferred convertible stock were converted to common shares at the conversion rate of
130.20833 shares of common for each share of convertible preferred stock.