Form 10-Q
period 1996-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-05-14
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

The Quarter Ended March 31, 1996

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

Yes _X_    No____

Number of common shares outstanding as of May 8, 1996: 41,909,640
                                                       ==========

Consolidated Technology Group, Ltd.
Index

                                                                  Page
                                                                  ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1996
 and December 31, 1995.                                            2-3

Consolidated Statements of Operations - Three Months Ended
 March 31, 1996 and 1995.                                            4

Consolidated Statement of Shareholders' Equity - Three Months
Ended March 31, 1996.                                              5-6

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1996 and 1995.                                     7-8

Notes to Consolidated Financial Statements                        9-15

Item 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations.                  16-23

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                           24

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in 000's)

                                                March 31,     December 31,
                                                  1996           1995
                                               -----------    ------------
Assets:
 Current assets:
  Cash and cash equivalents                        $ 1,546       $ 1,636
  Receivables, net of allowances                    21,169        19,216
  Inventories                                        3,636         3,701
  Loans receivable                                     398           396
  Prepaid expenses and other
   current assets                                      810           436
  Excess of accumulated costs over
   related billings                                  1,110         1,002
  Investments in common stock                           --            20
                                                    ------        ------
   Total current assets                             28,669        26,407
                                                    ------        ------

Property, plant and equipment, net                  11,278        11,034
                                                    ------        ------

Other assets:
 Capitalized software development costs                451           502
 Goodwill, net                                      11,533        11,881
 Covenant not to compete, net                        1,848         2,168
 Customer lists, net                                11,461        11,684
 Deferred offering costs                               114            --
 Receivables, long-term                                217           219
 Receivables, related parties                          628           544
 Trademark, net                                        379           383
 Investments in common stock, long-term                776           405
 Other Assets                                        1,174         1,088
                                                    ------        ------
  Total other assets                                28,581        28,871
                                                    ------        ------

Total Assets                                       $68,528       $66,312
                                                    ======        ======














See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in 000's)

                                                March 31,    December 31,
                                                  1996           1995
                                               -----------   ------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses            $10,212       $11,095
  Accrued payroll and related expenses               5,064         2,332
  Accrued interest                                     392           284
  Income taxes payable                                 344           269
  Interim billings in excess of costs
   and estimated profits                             1,316         1,701
  Notes payable, related parties                       279           290
  Current portion of long-term debt                  8,367         9,080
  Current portion of subordinated debt               4,589        13,354
  Current portion of capitalized
   lease obligations                                 1,286         1,362
                                                    ------        ------
    Total current liabilities                       31,849        39,767
                                                    ------        ------
Long-term liabilities:
 Long-term debt                                     13,709         6,210
 Capitalized lease obligations                       1,949         2,198
 Subordinated debt                                   7,434         5,003
                                                    ------        ------
  Total long-term liabilities                       23,092        13,411
                                                    ------        ------

Minority interest                                    2,361         2,087
                                                    ------        ------

Shareholders' Equity:
 Preferred stock                                        42            70
 Additional paid-in capital,
  preferred stock                                      155           266
 Common stock (50,000,000 shares
  authorized, 35,290,664 and 26,655,071
  shares issued and outstanding as of
  March 31, 1996 and December 31, 1995,
  respectively)                                        353           267
 Additional paid-in capital, common stock           51,574        51,020
 Accumulated deficit                               (41,127)      (40,648)
 Unrealized gain (loss) on exchange translation         23           (17)
 Net unrealized gain on long-term
  investments in common stock                          206            89
                                                    ------        ------
   Total shareholders' equity                       11,226        11,047
                                                    ------        ------
Total Liabilities and Shareholders' Equity         $68,528       $66,312
                                                    ======        ======



See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Operations
(dollars in 000's except per share data)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------

Revenues                                            $26,513     $28,410

Direct Costs                                         20,699      23,327
                                                     ------      ------

Gross Profit                                          5,814       5,083

Selling, General and Administrative                   5,747       6,396
                                                     ------      ------

Income (loss) from operations                            67      (1,313)
                                                     ------      ------
Other Income (Expense):
 Interest Expense                                      (963)       (984)
 Other Income                                           164          78
 Gain (Loss) from Security Sales                         37        (120)
                                                     ------      ------
  Total Other Expense- Net                             (762)     (1,026)
                                                     ------      ------

Loss Before Income Taxes and Minority Interest         (695)     (2,339)

Income Taxes                                            (76)        (44)

Minority Interest in (Gain) Loss of Subsidiaries        292          (5)
                                                     ------      ------
Net Loss                                           ($   479)   ($ 2,388)
                                                     ======      ======
Loss per Common Share                                ($0.01)     ($0.13)
                                                     ======      ======
Weighted Average Number
 of Common Shares                                33,671,873  18,766,149
                                                 ==========  ==========













See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended March 31, 1996
(dollars in 000's)

                                                      Shares    Amounts
                                                    ----------  -------
Preferred stock, $1.00 par value, 6%
 Series A 77,713 shares authorized:
Beginning balance                                       66,596  $    67
Conversion of Series A to common stock                 (27,921)     (28)
                                                    ----------   ------
Ending balance                                          38,675  $    39
                                                    ==========   ======
Preferred stock, $1.00 par value, $3.50 and $.10
 Series B & E 8,000 shares authorized each:
Beginning balance                                          262  $     1
                                                    ==========   ======
Ending balance                                             262  $     1
                                                    ==========   ======
Preferred stock, $1.00 par value, $8.00
 subordinated Series F, 6,000 shares authorized:
Beginning balance                                        2,700   $    2
                                                    ==========   ======
Ending balance                                           2,700  $     2
                                                    ==========   ======

Total preferred stock - par                             41,637  $    42
                                                    ==========   ======
Additional paid-in capital,
 preferred stock:
Beginning balance                                               $   266
Conversion of Series A to common stock                             (111)
                                                                 ------
Ending balance                                                  $   155
                                                                 ======
Common stock, $0.01 par value,
 50,000,000 shares authorized:
Beginning balance                                  26,655,071  $   267
Issuance for offerings                              5,000,000       50
Conversion of Series A preferred                    3,635,593       36
                                                   ----------   ------
Ending balance                                     35,290,664  $   353
                                                   ==========   ======

Additional paid-in capital, common stock:
Beginning balance                                              $51,020
Issuance for offerings                                             450
Conversion of Series A preferred                                   104
                                                                ------
Ending balance                                                 $51,574
                                                                ======

                                                            (continued)


See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity for the
 Three Months Ended March 31, 1996
(dollars in 000's)

                                                       Shares    Amounts
                                                     ----------  -------
Accumulated deficit:
Beginning balance                                               ($40,648)
Net loss                                                            (479)
                                                                  ------
Ending balance                                                  ($41,127)
                                                                  ======

Unrealized exchange translation:
Beginning balance                                               ($    17)
Unrealized gain on exchange translation                               40
                                                                  ------
Ending balance                                                   $    23
                                                                  ======

Net unrealized gain (loss) on long-
 term investments in common stock:
Beginning balance                                                $    89
Net unrealized investment security gains                             117
                                                                  ------
Ending balance                                                   $   206
                                                                  ======

Total shareholders' equity                                       $11,226
                                                                  ======

                                                              (concluded)























See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in 000's)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Cash Flows from Operating Activities:
Net loss                                           ($   479)   ($ 2,388)
                                                     ------      ------
Adjustments to reconcile net loss to net
 cash provided by  operating activities:
 Depreciation and Amortization                        1,626       1,591
 Write-off goodwill                                     192
 Loss on disposal of assets                              99          --
 Minority interest in loss of
  consolidated subsidiaries                            (292)         --
 Bad debt expense                                       238         232
 Option exercise expense                                 --         740
 Noncash expenses paid with the issuance of stock        --          67
 (Gain) loss on marketable securities                   (37)        120
 Change in current assets and current liabilities:
  (Increase) decrease in current  assets:
   Receivables                                       (2,191)        137
   Inventories                                           65         (11)
   Prepaid expenses and other current assets           (374)        314
   Excess of accumulated costs over
    related billings                                   (108)         --
  Increase (Decrease) in  current liabilities:
   Accounts payable and accrued expenses               (883)        686
   Accrued payroll and related expenses               2,732         712
   Accrued interest                                     108           3
   Income taxes payable                                  75          --
   Interim billings in excess of costs
    and estimated profits                              (385)       (655)
                                                     ------      ------
    Total adjustments                                   865       3,936
                                                     ------      ------
Net cash provided by operating activities               386       1,548
                                                     ------      ------
Cash Flows from Investing Activities:
 (Increase) decrease in other assets                    105         105
 Capital expenditures                                (1,176)       (174)
 Investments in common stock                           (325)         --
 Proceeds from sale of marketable securities            128         165
 Capitalized software development costs                  (1)        (63)
 Payments for loans made                             (1,011)       (122)
 Collections for repayment of loans made                926          77
                                                     ------      ------
Net cash used in investing activities                (1,354)        (12)
                                                     ------      ------

                                                             (continued)

See notes to consolidated financial statements.

Consolidated Technology Group Ltd. and Subsidiaries
Consolidated Statement of Cash Flows
(dollars in 000's)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Cash Flows from Financing Activities:
 Deferred offering costs                               (114)        (15)
 Net payments to factor                              (1,179)         --
 Proceeds from issuance of long-term debt             9,001          --
 Repayment of long-term debt                         (1,046)       (690)
 Repayment of subordinated debt                      (6,333)       (656)
 Payments on capital leases                            (326)       (278)
 Issuance of common stock                               500          --
 Subsidiary's issuance of common stock                  375          --
 Exercise of stock options                               --         725
                                                     ------      ------
Net cash provided by (used in)
 financing activities                                   878        (914)
                                                     ------      ------

Net Increase (Decrease) in Cash
 and Cash Equivalents                                   (90)        622

Cash and Cash Equivalents at
 Beginning of Period                                  1,636       1,727
                                                     ------      ------
Cash and Cash Equivalents at
 End of Period                                      $ 1,546     $ 2,349
                                                     ======      ======

Supplemental Disclosures of Cash
 Flow Information:
Cash Paid for:
 Interest                                           $   855     $   981
                                                     ======      ======
 Income Taxes                                       $    --     $    --
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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995 and the results of its operations and changes in cash flows for the three months ended March 31, 1996 and 1995.

(2) The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1995 Form 10-K.

(3) The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(4) Loss Per Share - Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

(5)  Industry Segments:

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

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Revenues:
Contract Engineering Services                       $13,471     $17,800
Medical Diagnostics                                   8,114       7,027
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                 649       1,171
Medical Information Services                          2,561       1,427
Telecommunications                                      742         390
Three Dimensional Products and Services                 298         589
Audio Visual Manufacturing and Services                 671          --
Business Consulting Services                              7           6
                                                     ------      ------
Total Revenues                                      $26,513     $28,410
                                                     ======      ======

Gross Profit:
Contract Engineering Services                       $   834     $   612
Medical Diagnostics                                   3,841       3,393
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  94         363
Medical Information Services                            662         369
Telecommunications                                       40          57
Three Dimensional Products and Services                 200         283
Audio Visual Manufacturing and Services                 137          --
Business Consulting Services                              6           6
                                                     ------      ------
Total Gross Profit                                  $ 5,814     $ 5,083
                                                     ======      ======

Income (Loss) from Operations:
Contract Engineering Services                      ($   254)   ($   294)
Medical Diagnostics                                   1,883       1,496
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                (169)         (4)
Medical Information Services                            202        (436)
Telecommunications                                     (280)       (214)
Three Dimensional Products and Services                (450)       (415)
Audio Visual Manufacturing and Services                (143)         --
Business Consulting Services                             (9)         (6)
Corporate and other                                    (713)     (1,440)
                                                     ------      ------
Total Income (Loss) from Operations                 $    67    ($ 1,313)
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Net Income (Loss):
Contract Engineering Services                      ($   324)    $  (574)
Medical Diagnostics                                   1,196         833
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                (171)         (4)
Medical Information Services                             88        (467)
Telecommunications                                     (301)       (222)
Three Dimensional Products and Services                (218)       (416)
Audio Visual Manufacturing and Services                (158)         --
Business Consulting Services                             (9)         (8)
Corporate and other                                    (582)     (1,530)
                                                     ------      ------
Total Net Income (Loss)                            ($   479)   ($ 2,388)
                                                     ======      ======

Depreciation and Amortization:
Contract Engineering Services                       $   114     $   128
Medical Diagnostics                                   1,242       1,253
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  16           8
Medical Information Services                            109         132
Telecommunications                                        8           8
Three Dimensional Products and Services                  90          59
Audio Visual Manufacturing and Services                  41          --
Business Consulting Services                              1           1
Corporate and other                                       5           2
                                                     ------      ------
Total Depreciation and Amortization                 $ 1,626     $ 1,591
                                                     ======      ======

Capital Expenditures:
Contract Engineering Services                       $    19     $    11
Medical Diagnostics                                   1,121          47
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  --           4
Medical Information Services                             20           4
Telecommunications                                       --          --
Three Dimensional Products and Services                  --          90
Audio Visual Manufacturing and Services                  12          --
Business Consulting Services                             --          --
Corporate and other                                       4          18
                                                     ------      ------
Total Capital Expenditures                          $ 1,176     $   174
                                                     ======      ======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                       At March 31,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Identifiable Assets:
Contract Engineering Services                       $ 7,421     $10,287
Medical Diagnostics                                  42,362      39,989
Electro-Mechanical and Electro-Optical
 Products Manufacturing                               3,716       4,352
Medical Information Services                          7,545       5,929
Telecommunications                                    1,257       1,094
Three Dimensional Products and Services               1,114       2,330
Audio Visual Manufacturing and Services               1,731          --
Business Consulting Services                            257         261
Corporate and other                                   3,125       2,279
                                                     ------      ------
Total Identifiable Assets                           $68,528     $66,521
                                                     ======      ======

(6)  Equity:

Conversion of Series A Preferred Stock - During the three months ended March 31, 1996, the Company issued 3,635,593 shares of common stock upon the conversion of 27,921 shares of series A preferred stock.

Regulation S Offerings - Pursuant to an offering in January 1996 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $500 in conjunction with the issuance of 5,000,000 shares of common stock.

(7)  Reverse Merger:

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

Pursuant to the Trans Global Transaction:

  (i) - Warrants to purchase an aggregate of 500,000 shares of Trans Global common stock held by SISC (475,000 shares) and DLB (25,000 shares) were

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(7)  Reverse Merger (continued):

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

(8) Pro Forma Results:

The following pro forma unaudited results assume that the reverse merger in Note (7) had occurred at the beginning of the indicated periods:

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Net revenues                                       $ 26,513    $ 29,000
                                                    =======     =======
Net income (loss)                                 ($    479)   $ (1,987)
                                                    =======     =======
Income (loss) per share                           ($   0.01)   $  (0.11)
                                                    =======     =======

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(8) Pro Forma Results (continued):

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(9)  Subsequent Events

Regulation S Offerings:

Pursuant to an offering in April 1996 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $250 in conjunction with the issuance of 5,000,000 shares of common stock.

Conversion of Series A Preferred Stock:

From the period April 1, 1996 through May 8, 1996, the Company issued approximately 1,418,976 shares of common stock upon the conversion of 23,650 shares of series A preferred stock.

Non-Employee Directors, Consultants and Advisors Stock Options:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. Pursuant to the plan during April 1996, 200,000 shares were issued for no cash consideration, resulting in $45 of consulting costs computed as follows:

      Shares                                 200,000
      Value of stock at date of grant       $0.28125
                                             -------
      Full value of stock                         56
      20% discount                               (11)
                                             -------
      Discounted value of stock                   45
      Exercise proceeds                           --
                                             -------
      Total consulting costs                      45
                                             =======

Sale of Common Stock Investments to an Officer:

During April 1996, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the book value of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company without interest and payable within five years from the date of the purchase. Total receivables outstanding under such sale approximates $445 of which $72 relates to such exercises that occurred during the year ended December 31, 1995.

Consolidated Technology Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in 000's)
- --------------------------------------------------------------------------------

(9)  Subsequent Events (continued):

Restated Employment Agreement:

During May 1996, the chief executive officer's ("CEO") employment contract was restated, effective as of January 1996, and supersedes the contract dated October 1, 1994. Per the terms of the amended contract the CEO shall receive a salary of $250 per year through the year 2000, the expiration date of the contract. The annual compensation may be increased from time to time by the Board of Director's of the Company and commencing January 1, 1996 and on each January 1 thereafter during the term of the contract, the CEO shall receive an increase in annual compensation equal to the greater of (A) 5% of his salary in effect prior to the increase or (B) the cost of living increase as determined per the Consumers Price Index as published by the Bureau of Labor Statistics of the United States Department of Labor. In addition, the CEO is entitled to a bonus equal to 10% of the amount by which the greater of (A) the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles or (B) the Company's consolidated net cash flow exceeds $350. Net cash flow is calculated as consolidated net income, plus depreciation, amortization and other noncash items of expense, minus payments of principal amounts of indebtedness, all determined in accordance with generally accepted accounting principles. Additional benefits to be received by the CEO include: (a) four weeks paid vacation; (b) disability insurance providing for the payment to the CEO of a minimum of 60% of his salary; (c) life insurance with a face value of $2,000, payable to the CEO's designated beneficiary; (d) health, vision and dental insurance; and (e) an automobile to be provided to the CEO by the Company. Furthermore, the restated employment agreement confirms the grant to the CEO of option to purchase 10% of any equity interest now held by the Company or any of its subsidiaries. The option shall be exercisable during the 5 year period commencing on the later of the date of this agreement or the date the Company acquires the securities. The exercise price of the option shall be equal to 110% of the Company's cost of such securities as determined i accordance with generally accepted accounting principles. Payment of the option exercise price shall be made by the CEO within 5 years from the date of the exercise, without interest.









                    ........................................

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

FINANCIAL CONDITION

LIQUIDITY:

As of December 31, 1995, it was determined that the ability of the Company to continue as a going concern was dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient funding to enable them to continue operations. Management believes that the Company has made progress in achieving these goals during the quarter based on the following:

Improved Operating Results:

The Company has a significant reduction in loss for the 1996 quarter compared to 1995 in six of the eight segments and also shows a significant reduction in corporate and other expenses. On an overall basis, the net loss for the quarter was $1,909 less than in the prior comparable period.

Debt Refinancing:

In January 1996, the Company refinanced a significant portion of the current subordinated debt that was to be paid in 1996. Such financing consisted of a term loan of $2,000, a revolver loan of $6,000 and the extension of approximately $7,600 of subordinated balloon payments from a 1996 due date to a 2001 due date. At the time of the refinancing, the effect was a reduction of current debt of approximately $8,363.

Improved Working Capital Condition:

As of December 31, 1995, the Company had a working capital deficit of $13,360. As of March 31, 1996, this working capital deficit has been reduced to $3,180, in large part to the aforementioned debt refinancing. The Company's continued ability to reduce the working capital deficit relies primarily on the success of continuing efforts to increase the profitability of the underlying subsidiaries and a proposed additional refinancing of current debt which would result in a shift $4,000 of current debt, due in September 1996, to a long-term maturity in the Medical Diagnostics segment. As further explained in the following "Sources of Cash" discussion, restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash.

Proposed Equity Offerings:

The Company currently has filed a registration statement for the sale of securities of a subsidiary in the medical services segment. Such subsidiary received a loan of $500 during the quarter with respect to a proposed offering which is payable in January of 1997 or earlier at the completion of the offering. Additionally, a subsidiary operating in the contract engineering services segment (which is already publicly held), has received a letter of intent to raise additional capital. No assurances can be given, however, that such offerings will be ultimately consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

FINANCIAL CONDITION:

LIQUIDITY (continued):

CAPITAL RESOURCES:

Sources of Cash:

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $1,546 at March 31, 1996 compared to $1,636 at December 31, 1995. During the three months ended March 31, 1996, the Company's operations generated $386 of cash from operations of which the medical diagnostics segment company, International Magnetic Imaging, ("IMI") generated approximately $275 from operations while the remaining segments generated approximately $111 from operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of March 31, 1996 the most significant impact from these restrictions is on the Three Dimensional Products and Services segment which is currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that this segment obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), in order to continue as an operating segment. The remaining segments were relatively unaffected by the restrictions on IMI's cash since they operated substantially with their own cash flows. Other significant sources of cash includes proceeds from the issuance of long-term debt of $9,001, proceeds from the issuance of stock of $875, collections on repayments of notes receivable of $926 and proceeds from the sale of marketable securities of $128.

Uses of Cash:

Uses of cash includes the repayment of long-term and subordinated debt of $7,379, capital expenditures of $1,176, payments on capital leases of $326, advances on notes receivables of $1,011, purchases of investments of $325 and net repayments to factors of $1,179. Other net sources and uses of cash amounted to $10.

Changes in Other Working Capital Assets and Liabilities:

The other significant changes in working capital includes an increase in accounts receivable of $2,191 (primarily from increased revenues of the medical diagnostics segment) and an increase in accounts payable, accrued expenses and accrued payroll and related expenses of approximately $1,849 (primarily from an increase in payroll and payroll related obligations of the contract engineering services segment).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

FINANCIAL CONDITION:

CAPITAL RESOURCES (continued):
Effect of Loan Defaults:

The Company is in default on loans approximating $1,000 as of March 31, 1996. Such defaults have not had, and are not expected to have a significant impact on the operations of the related segments. The creditors have not called such loans and are working under extended repayment terms.

RESULTS OF OPERATIONS:

Consolidated operating profits increased by $1,380 from an operating loss of $1,313 for the 1995 quarter to operating income of $67 for the 1996 quarter. This improvement in operating results was achieved by an increase in overall gross margins of $731 and a reduction in operating costs of $649. Such advances in profitability were achieved in spite of a $1,897 decrease in revenues. The decrease in revenues is attributed to the contract engineering services segment which on January 1, 1996 lost a contract with one of its significant customers. By the end of the quarter this segment had recovered approximately 60% of such lost revenues with new customers. This segments decline in revenues was partially offset by revenues in the audio visual manufacturing and services segment which was not a part of the Company's operations in the 1995 quarter. On an overall basis, the consolidated net loss for the 1996 quarter compared to 1995 decreased by $1,909 or 80%.

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

                                                  ---------------------
                                                   Three Months Ended
                                                        March 31,
Segments                                            1996        1995
- --------                                          ---------   ---------
Revenues:
Contract Engineering Services                         50%         62%
Medical Diagnostics                                   30%         25%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                2%          4%
Medical Information Services                          10%          5%
Telecommunications                                     3%          1%
Three Dimensional Products and Services                1%          2%
Audio Visual Manufacturing and Services                3%         --
Business Consulting Services                           1%          1%
                                                  ---------------------

                                                  ---------------------
                                                   Three Months Ended
                                                        March 31,
Segments                                            1996        1995
- --------                                          ---------   ---------
Gross Profit:
Contract Engineering Services                         14%         12%
Medical Diagnostics                                   66%         66%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                2%          7%
Medical Information Services                          11%          7%
Telecommunications                                     1%          1%
Three Dimensional Products and Services                3%          6%
Audio Visual Manufacturing and Services                2%         --
Business Consulting Services                           1%          1%
                                                  ---------------------

                                                  ---------------------
                                                   Three Months Ended
                                                        March 31,
Segments                                            1996        1995
- --------                                          ---------   ---------
Selling, General and Administrative Expenses:
Contract Engineering Services                         19%         14%
Medical Diagnostics                                   34%         29%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                5%          6%
Medical Information Services                           8%         13%
Telecommunications                                     6%          4%
Three Dimensional Products and Services               11%         10%
Audio Visual Manufacturing and Services                5%         --
Business Consulting Services                           1%          1%
Corporate and Other                                   11%         23%
                                                  ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):
Discussion of Operations by Segment:
(References to 1996 and 1995 correspond to the three month periods then ended)


Contract Engineering Services - This segment is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations. Comparing 1996 to 1995, revenues decreased 24% while gross margins increased 36%. The decrease in revenues is attributed to the loss of a contract on January 1, 1996, from one of the segment's significant customers. By the end of the quarter, the segment had recovered approximately 60% of the lost revenue. The increase in the gross margin is due to the fact that the remaining customers, as well as the newly acquired customers, generated higher margins than the significant customer that was lost.
Selling, general and administrative expenses increased 20%. This increase primarily resulted from $250 in accrued penalties on late payroll tax withholding obligations and $80 of noncash expenses associated with the issuance of stock for consulting services. Other income and expense items decreased 75% as a result of lower interest expense from more favorable financing terms than those that existed in the prior period. Management believes that with this segment's current selling, general and administrative structure, it can improve its operating results through revenue growth. However, such growth is inherently dependent upon its ability to obtain adequate funding and accordingly, no assurance can be given about the ultimate profitability of this segment.

Medical Diagnostics - This segment is engaged in the business of performing MRI and other diagnostic modality procedures in the health industry.
Comparing 1996 to 1995 revenues and gross margins increased 16% and 13%, respectively. The increase in revenues is due to increases in scan procedure volume which was partially offset by decreasing reimbursement rates.
Selling, general and administrative expenses remained relatively level, increasing only 3%. Other income and expense items remained relatively level and net income increased by 44% as a result of maintaining level operating costs while revenues were increasing. Typically, this segment has its greatest revenue activity in the first quarter and management anticipates that revenues and gross margin in the remaining quarters of 1996 will be moderately less while operating expenses will remain relatively level, which is consistent with the past performance of this segment.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of three companies, Sequential Electronic Systems, ("Sequential"), which manufactures optical encoders, encoded motors and limit programmers, S-Tech, which manufactures debit card vending machines and various avionics instrumentation devices and Televend which markets telephone debit cards and certain products manufactured by S-Tech. Comparing 1996 and 1995, revenues and gross profit decreased 44% and 74%, respectively. The significant decrease in revenues and gross margins is attributed to the government shutdown that effected the 1996 quarter which resulted in the segment not being able to ship orders to defense department customers. Gross margins went from 30% of revenues in 1995 to 15% of revenues in 1996 which was primarily a result of decreased volume from the government shutdown that occurred in the second half of 1995 which impacted shipments in 1996, while certain inherent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

fixed costs were still incurred. Selling, general and administrative expenses decreased 28% which was the result of planned cutbacks in such costs. Net losses increased from $4 for 1995 to $171 for 1996, which again is primarily attributed to the decrease to government sector sales. Management has placed more emphasis on sales to the private sector through the marketing of the debit card vending machines and the telemarketing efforts of Televend. Management anticipates that revenues and profitability will improve in the remaining quarters of 1996 if the proper financing is found, but is currently unable to estimate the amount of such improvement.

Medical Information Services - This segment is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network computing environment. This segment has developed proprietary network technology utilizing smart cards in financial network systems. Comparing 1996 to 1995, revenues and gross margins increased 79% and 80%, respectively, while selling, general and administrative expenses decreased 43%. During the prior period this segment had relied primarily on revenues of previously existing customers and software programs and services. During 1996, the segment has increased its revenues and gross margins through contracts with new customers using the new technologies that it has spent significant amounts of money in the past developing. These positive developments resulted in income from operations of $202 in 1996 compared to operating losses of $467 in 1995.
These gains in operating profitability were partially offset by an increase in interest expense of $83 which is due to additional debt, of which $500 was incurred during 1996. Although no assurances can be made that profitable operations will continue in this segment, management currently estimates that this segment will continue to outperform the prior years operating results.

Telecommunications - This segment is engaged in the business of marketing a wide range of telecommunications services including the design and implementation of telecommunications programs in addition to reselling local line service. Comparing 1996 to 1995, revenues increased 90% while gross margins decreased 30%. During 1996, this segment's revenues consisted of a greater proportion of network installations which generate lower margins than the reselling of phone services. Selling, general and administrative expenses remained relatively level while net losses increased $80. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. Additionally, this segment needs to significantly increase its volume in order to cover its operating costs. This segment currently has a backlog of approximately $4,000, and management estimates that revenues will increase throughout the remainder of the year, and if operating costs are maintained at the current level, this segment could breakeven during the fourth quarter.

Three Dimensional Products and Services - This segment is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which the segment categorizes in three primary market groups: 1) surfacer imaging products, 2) CAD/CAM software

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

products and services and 3) laser scanning products. Comparing 1996 to 1995, revenues and gross margins decreased 49% and 30%, respectively. The primary reason for such decreases is due to the closure of one of the companies operating in this segment which produced revenues and gross margins in 1995 of $185 and $35, respectively. The decision to close such operations was based on the fact that such companies operations did not align with the planned future for this segment and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses remained relatively level, however, the 1996 expenses includes $192 in noncash expense for the write-off of goodwill that could not be supported by the segment's current cash flow under generally accepted accounting principles. Excluding the goodwill write-off, ongoing expenses decreased approximately $221 because of planned expense cut backs as well as a decrease in product development costs. On an overall basis, the net loss for 1996 was $218 which is an improvement of $198 from 1995. Management currently anticipates that revenues and operating profits will significantly improve for this segment if the proper financing can be obtained which would allow this segment to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of this segment is significantly dependent on the success of such financing.

Audio Visual Manufacturing and Services - This segment is engaged in the business of manufacturing and marketing a professional line of loudspeakers. This segment was acquired during the second quarter of 1995 and therefore there is no comparable period. During 1996 this segment generated $671 in revenues of which $481 were from domestic sales and $190 were from European and Far East sales. Gross margins were $137 or 20% of revenues compared to 10% for the time period from acquisition in the second quarter of 1995 through December 31, 1995. This increase in gross margin percentage is due primarily to increased sales volume which reduced the idle capacity related to the manufacturing process. This segment continually evaluates and improves its product line and management believes that if this segment is able to find an appropriate financing package, it will be able to significantly increase its revenues and overall profitability during 1996.

Business Consulting Services operations were not significant for 1996 or 1995 and management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's future operations in the near term.

Corporate and Other selling, general and administrative expenses for 1996 compared to 1995 decreased 50%. Such decrease is due primarily to noncash expense from the exercise of stock options for payment of consulting services which amounted to $740 in 1995. Included in selling, general and administrative expenses was approximately $80 in a bonus paid to the Company's Chief Financial Officer as a part of renegotiating the subordinated debt of the Medical Diagnostics segment. Corporate and other selling, general and administrative expense, other than that related to the exercise of stock options remained relatively level and it is currently anticipated that such costs will remain level throughout 1996. However, in the event that the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

Company negotiates additional acquisitions, such costs would increase accordingly.
Discussion of Other Significant Financial Line Items

Interest Expense for 1996 remained relatively level compared to 1995. The Company's debt financing activity during 1996 was primarily refinancing activity which effectively extended current debt to long-term and relatively the same interest rates and therefore there was not a significant impact on the level of interest expense.

Gains and (Losses) on Investment Securities - During 1996 the Company's investment purchasing and sales activity was not significant while in 1995 the Company incurred losses on investments of $120 which consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in that period. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.








                    ........................................

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

1.  EX-10.1 Restated Employment Agreement Dated January 1996 between the
             Company and Mr. Lewis S. Schiller.
2.  EX-11.1 Calculation of earnings per share.
3.  EX-27   Financial Data Schedule



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

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                       President and Director        May  10, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer       May  10, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
March 31, 1996



1.  EX-10.1 Restated Employment Agreement Dated January 1996 between the
             Company and Mr. Lewis S. Schiller.
2.  EX-11.1 Calculation of earnings per share.
3.  EX-27   Financial Data Schedule
             (filed in electronic format only with the SEC)

Consolidated Technology Group, Ltd.
March 31, 1996
Exhibit EX-10.1
- --------------------------------------------------------------------------------

RESTATED EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT dated as of the first day of January, 1996, by and between LEWIS S. SCHILLER, an individual residing at 208 West 11th Street, New York, New York 10014, ("Executive"), and CONSOLIDATED TECHNOLOGY GROUP LTD., a New York corporation with its principal offices at 160 Broadway, New York, New York 10038 (the "Company").

W I T N E S S E T H:

WHEREAS, the Company, through its wholly-owned or controlled subsidiaries, is engaged in a variety of businesses, including medical diagnostic services, contract engineering services, manufacturing, medical information systems, three-dimensional products and services, telecommunications and financial advisory and business consulting services; and

WHEREAS, Executive and the Company are parties to a Restated Employment Agreement dated as of October 1, 1994 (the "Prior Employment Agreement"), and the Company's Board of Directors (the "Board") has approved an amendment and restatement of Executive's employment agreement;

WHEREAS, Executive is willing to continue to serve as the Company's chief executive officer on the terms set forth in this Agreement;

WHEREFORE, the parties hereto do hereby agree as follows:

1. Employment. The Company hereby employs Executive as its Chief Executive Officer for the Term, as defined in Paragraph 3 of this Agreement. Executive shall also serve as an executive officer of such of its wholly-owned or controlled subsidiaries (collectively, "Subsidiaries") to which he may be elected by the board of directors of any such Subsidiaries. He shall also serve in such other positions, not inconsistent with his position as Chief Executive Officer of the Company, to which he may be elected by the board of directors of the Company or any of the Subsidiaries or to which he may be assigned from time to time during the Term. In addition, the Company shall, subject to Executive's consent, cause Executive to be nominated and elected to the Board and to the boards of directors of such of the Subsidiaries as the Company may determine. Executive hereby agrees to accept such employment upon and subject to the terms of this Agreement.

2.  Executive's Duties and Responsibilities.
(a) Executive will perform all of the services customarily associated with the position of Chief Executive Officer during the Term, including, without limitation, such services on behalf of any Subsidiary to which he may be elected, subject to the policies established by and at the direction of the Board.
(b) Executive agrees to devote substantially all of his business time, attention and energy to the performance of his duties under this Agreement during the Term and shall perform such duties diligently, in good faith and in a manner consistent with the best interests of the Company. Executive further agrees to use his best efforts at all times during the Term to preserve, protect, enhance and maintain the trade, business and goodwill of the Company. Executive shall perform his services wherever his services are reasonably required but principally at the principal offices of the Company, which are presently at 160 Broadway, New York, New York 10038.

3.  Term; Severance.

(a) The term of Executive's employment pursuant to this Agreement (the "Term") commenced on October 1, 1994 and shall expire on December 31, 2000, subject to earlier termination as provided in Paragraph 3(b) of this Agreement. The "Stated Term" shall mean the period commencing October 1, 1994 and ending December 31, 2000.

(b) This Agreement shall terminate prior to December 31, 2000 upon the occurrence of any of the following events:

(i)   The death of Executive;
(ii) The Permanent Disability, as hereinafter defined, of Executive, subject to the provisions of Paragraph 7 of this Agreement;
(iii) The breach or default by Executive in the performance or observance of any of the provisions of Paragraph 8 of this Agreement;
(iv) Any repeated or deliberate misconduct by Executive, upon thirty (30) days notice from the Company to Executive provided that Executive does not cure any such breach within such thirty (30) day period;
(v) Any repeated breach of trust or other repeated action by which Executive obtains personal gain at the expense or to the detriment of the Company;
(vi) The failure of Executive to perform the customary duties of his position; provided, however, that Executive is furnished with notice of such breach from the Company and Executive fails to cure any such breach within thirty (30) days of such notice;
(vii) The delivery of notice to the Company by the Executive of the termination of this Agreement for any breach or default by the Company of any of its obligations or covenants under this Agreement, including any change in Executive's duties without his consent so he is no longer Chief Executive Officer of the Company, provided that any such breach or default is not cured within thirty (30) days after such notice from Executive;
(viii) In the event of a Change of Control, as hereinafter defined, during the Term, the Executive may terminate this Agreement upon ninety (90) days notice to the Company. For purposes of this Agreement, the term "Change of Control" shall mean the date on which the Company sells all, or substantially all, of its assets or issues to an independent non-affiliated third party such number of shares of its capital stock as shall equal thirty three percent (33%) or more of its total issued and outstanding shares of capital stock, provided, that a Change of Control shall not be deemed to occur as a result of or in connection with any recapitalization or public offering of the Company's securities or a merger transaction approved by Executive. A merger transaction shall mean the merger or consolidation of the Company with or into another corporation or entity.

(c) In the event of a Change of Control of any Subsidiary to which Executive renders services pursuant to this Agreement, Executive shall have the right to resign as an officer and/or director of such Subsidiary; provided, however, that such resignation shall not affect the compensation and other benefits payable to Executive pursuant to this Agreement.

4. Compensation. In consideration of the performance of the Executive's services under this Agreement during the Term, the Company shall pay Executive the following compensation:
(a) (i) A salary (the "Salary") of two hundred fifty thousand dollars ($250,000) per annum, such rate of compensation to be effective as of October

1, 1994. The Salary shall be paid to Executive in equal weekly installments (after the deduction of all applicable withholding and other required payroll deductions), in arrears, during the Term. The Salary may be increased from time to time by the Board. Commencing January 1, 1996 and on each January 1 thereafter during the Term, Executive shall receive an increase in Salary equal to the greater of (A) five percent (5%) of his Salary in effect prior to such increase or (B) the cost of living increase.

(ii) The cost of living increase shall be computed as follows:

(A) The cost of living index, as hereinafter defined, for each December, commencing December 1995, shall be compared with the cost of living index for December of the previous year. The cost of living increase shall mean the percentage increase in the cost of living index from the previous December to the December as of which the computation is made. Such determination shall be made as soon as possible after release of the cost of living index for the December as of which the computation is being made, and the Company shall, on the next payroll date following the release of such cost of living increase, pay to the Executive any additional Salary accrued but not paid pending determination of the cost of living increase.

(B) The cost of living index shall mean the "Consumers Price Index for Urban Wage Earners and Clerical Workers (Revised Series) - New York Metropolitan Area," published by the Bureau of Labor Statistics of the United States Department of Labor. If the said cost of living index in its form as of the date of this Agreement or the calculation basis thereof shall be revised therefrom or discontinued, the parties shall attempt in good faith to modify the provisions of this Paragraph 4(a)(ii).

(b) (i) The Company shall also pay Executive, in addition to the Salary, a bonus (the "Bonus") for each calendar year during the Term of this Agreement commencing with the year ending December 31, 1995, equal to ten percent (10%) of the amount by which the greater of (A) the Company's consolidated income before income taxes, determined in accordance with generally accepted accounting principles consistently applied, or (B) the Company's consolidated net cash flow, as hereinafter defined, exceeds three hundred fifty thousand
dollars ($350,000).   Net cash flow shall mean (A) consolidated net income,
plus (B) depreciation, amortization and other non-cash items of expense, minus
(C) payments of principal amounts of indebtedness, all determined in accordance with generally accounting principles consistently applied. The determination of consolidated income before income taxes and net cash flow shall be made in a manner consistent with the financial statements included in the Company's Form 10-K Annual Report for the year with respect to which the Bonus is computed; provided, however, that such determination shall be exclusive of the Bonus payable to Executive pursuant to this Paragraph 4(b). Such determination shall be made by the Company's independent auditors, whose determination shall be final, binding and conclusive on the parties.

(ii) The Bonus shall be payable to Executive within thirty (30) days following the completion of the audited financial statements of the Company, but in any event, not later than May 1 of each such year or within ten (10) days after the final resolution of any disagreement with respect to the calculation of income before income taxes or cash flow from operating activities pursuant to Paragraph 4(b)(iii) of this Agreement. In the event of any termination of the Term prior to the expiration of the Stated Term, the Company shall pay Executive (or his beneficiary, as hereinafter defined, in the case of any earlier termination due to Executive's death), with respect to the year in which the Term ends, a fraction of the Bonus provided for in

Paragraph 4(b)(i) of this Agreement for such year, the numerator of which equals the number of active months in such year prior to the termination of the Term, and the denominator of which is twelve (12), unless such termination results from an event or occurrence described in Paragraph 3(b)(iii), (iv),
(v) or (vi) of this Agreement, in which case, notwithstanding any provision of this Agreement to the contrary, the Company shall have no obligation to make any payment of the Bonus to Executive for such year. An active month is a month during which Executive performed services for the Company for at least ten (10) days. As used in this Agreement, the term "beneficiary" shall mean the person designated by Executive by an instrument signed by Executive, acknowledged before a notary public and delivered to the Company. In the event that Executive fails to designate a beneficiary as provided in the previous sentence, his estate shall be deemed to be his beneficiary.
(iii) The Company shall deliver to Executive with each Bonus payment a report setting forth the calculation of income before income taxes and cash flow from operating activities for the year computed in accordance with Paragraph 4(b)(i) of this Agreement. Unless Executive notifies the Company within fifteen (15) business days after receipt of said calculations of his disagreement therewith (which notice shall state with reasonable specificity the reasons for any such disagreement and the amounts in dispute), said calculations will be final, binding and conclusive on Executive. If there is a disagreement, and the disagreement cannot be resolved by the Company and the Executive within sixty (60) days following the delivery of such calculations, the items in dispute may be submitted by either the Company or the Executive to the Company's independent auditors (with a copy being furnished to the other party). After affording each of the Company and the Executive the opportunity to present their respective positions (which opportunity shall not extend for more than ten (10) business days following the submission of such disputed items to such auditors), the independent auditors shall determine what, if any, changes are required in the calculations, and such determination shall be final, binding and conclusive on the Company and Executive. The fees, costs and expenses of such independent auditors shall be borne by the Company.

(iv) In the event that for any year, a Bonus is earned but the Company has a negative net cash flow or would, as a result of the payment of the Bonus, have a negative net cash flow, the Bonus shall be paid in thirty six (36) monthly installments, the first such installment to be due on the date the Bonus would be payable pursuant to Paragraph 4(b)(ii) of this Agreement, with the remaining installments being due on the first day of each of the thirty five
(35) following calendar months; provided, however, that the Company shall have the right to prepay the deferred installments from the proceeds of the public or private sale of its equity (including convertible debt) securities or from the sale of securities owned by the Company or its Subsidiaries.

(v) Executive shall have the right, at Executive's sole expense, upon reasonable advance notice and during normal business hours at the Company's offices, to examine and copy the books and records of the Company relating to its financial statements.

(c)  In the event of a termination of the Term pursuant to Paragraph 3(b)(i),
(ii), (vii) or (viii) of this Agreement, Executive shall be entitled to receive from the Company, in addition to any Salary or Bonus payable pursuant to this Paragraph 4, and the Company shall pay to Executive, severance payments as follows:

(i) In the event of any termination of the Term pursuant to Paragraph 3(b)(i) of this Agreement, the Company shall pay Executive's beneficiary the face value of the life insurance policy to be maintained by the Company pursuant to Paragraph 5(b) of this Agreement. In the event the Company fails to maintain such insurance, unless such failure results from a lack of sufficient funds by the Company to pay the premiums therefor, Executive's failure to pay such premiums, Executive's failure to pass an insurance physical or Executive's being otherwise uninsurable, the Company shall pay an amount equal to the face value of such policy to the Executive's beneficiary, in forty-eight (48) equal installments, the first of which shall be payable on the first day of the first month following the month in which Executive's death occurs. In the event that the Company shall not have maintained the insurance provided for in said Paragraph 5(b) and such failure shall have resulted from a lack of sufficient funds by the Company to pay such premiums, from Executive's failure to pay such premiums, from Executive's failure to pass an insurance physical or from Executive's being otherwise uninsurable, the Company shall pay to Executive's beneficiary the principal amount of life insurance required to be obtained pursuant to Paragraph 5(b) of this Agreement in one hundred twenty
(120) equal monthly installments on the first day of each calendar month, commencing with the month following the month in which Executive's death occurs.

(ii) In the event of the termination of this Term pursuant to Paragraph 3(b)(ii) of this Agreement, Executive shall be entitled to receive payments as provided in Paragraph 7(b) of this Agreement.

(iii) In the event of the termination of the Term pursuant to Paragraph 3(b)(vii) or (viii) of this Agreement, Executive, his legal representative or his beneficiary, as the case may be, shall continue to receive his Salary at the rate provided in Paragraph 4(a) of this Agreement for a period of one hundred twenty (120) months from the date of termination.

5. Executive Benefits. In addition to the Salary and Bonus, Executive shall receive the following benefits:

(a)  Executive shall be entitled to four (4) weeks paid vacation and fifteen
(15) paid sick days during each calendar year of the Term commencing with 1994. Executive shall take such vacation at such times as will not unreasonably interfere with significant activities of the Company and upon reasonable advance notice to the Company. Any unused vacation shall be paid to Executive by the Company at the end of each year of the Term.

(b) The Company shall pay for and maintain for Executive during the Term of this Agreement, disability insurance providing for the payment to Executive of a minimum of sixty percent (60%) of his Salary for any "disability" as defined in such disability insurance policy. The Company shall also pay and maintain for Executive during the Term, major medical, hospitalization, dental and vision insurance (which insurance will cover Executive and members of his immediate family, as defined in the applicable insurance policies) and life insurance upon the life of Executive in the face value of two million dollars ($2,000,000), the proceeds of which shall be payable to such beneficiary(ies) as shall be designated by Executive from time to time during the Term. The Company shall maintain such disability, medical, dental, and vision insurance in effect, at the Company's cost, for a period of one hundred twenty (120) months after the expiration or termination of the Term unless this Agreement shall be terminated pursuant to Paragraphs 3(b)(iii), (iv) or (vi) of this Agreement, in which case the Company shall not be obligated to maintain such insurance. During the Term, any such life insurance policy shall remain the property of the Company; however, upon the expiration of the Term, Executive shall have the right to have such life insurance policy assigned to him;

provided, that the Company shall continue to pay all costs therefor. The Company may, at its election at any time during the Term, obtain and maintain at its cost, a key man life insurance policy on the Executive's life with the Company as the beneficiary thereof, and Executive will cooperate with the Company and its insurer with respect thereto.

(c) The Company shall provide Executive with an automobile during the Term of this Agreement. In addition, the Company shall pay or reimburse Executive for the cost of insurance, gasoline, service and maintenance of the automobile upon presentation of bills or other evidences of payment.

(d) The Company agrees that nothing contained in this Agreement is intended to, or shall be deemed to be granted to the Executive in lieu of, or as a limitation upon, any rights and privileges which the Executive may otherwise be entitled to as an executive employee of the Company under any retirement, pension, profit sharing, insurance, hospitalization or other employee benefit plan of any type (including, without limitation, any incentive, profit sharing, bonus or stock option plan), which may now be in effect or which may hereafter be adopted by the Company or any Subsidiary of which Executive is an officer or director, it being understood that the Executive shall have the same rights and privileges to participate in such Company (including the Subsidiaries) benefit plans as any other officer or executive employee of the Company or such Subsidiary.

(e) (i) The Company hereby grants, and reconfirms the grant pursuant to the Prior Employment Agreement, to Executive of an option (the "Equity Option") to purchase ten percent (10%) of any equity interest, whether in the form of common or preferred stock, options, warrants, rights, convertible debt or other securities (collectively, the "Option Securities"), now held by the Company or SIS Capital Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("SISC"), in the Company's operating Subsidiaries or acquired by the Company or SISC (including any entities formed or acquired to operate subsidiaries during the Term). Operating Subsidiaries include Subsidiaries the business of which is making passive investments or holding investments including securities received for consulting or other services, except that, for purpose of this Agreement, the Option Security shall mean the security held by the Subsidiary. The Equity Option shall be exercisable, as to each Option Security, during the five (5) year period commencing on the later to occur of the date of this Agreement or the date the Company or SISC acquires the Option Security, subject to Paragraph 5(e)(x) of this Agreement. The exercise price of the Equity Option, with respect to each Option Security, shall be equal to one hundred ten percent (110%) of the Company's or SISC's cost of such Option Security. The Company's or SISC's cost of each Option Security shall be determined in accordance with generally accepted accounting principles consistently applied as reflected in the Company's audited financial statements included in its Form 10-K Annual Report as filed with the Securities and Exchange Commission; provided, however, that there shall be excluded from the computation of the Company's or SISC's cost any overhead, salary or similar expenses which were included in determining SISC's cost of such Option Securities under generally accepted accounting principles; provided, however, that the cost of any Option Securities received in exchange for shares of the Company's capital stock shall be deemed to be the par value of the capital stock of the Company which was so issued. In determining the Company's or SISC's cost, loans made by or on behalf of SISC or the Company shall not be deemed part of the cost. In the event that an acquisition or other transaction is structured on Consolidated's or SISC's books as loan or advance or as a preferred stock and if, in connection with a financing or acquisition or other transaction, the Company or SISC agrees, in order to enable a financing, acquisition or other transaction to be consummated, to treat such loan, advance or preferred stock as common stock, for purposes of computing the Company's cost of the common stock, the amount which had been allocated to the loan or advance or preferred stock shall be excluded in computing the Company's or SISC's cost. Attached to this Agreement as Exhibit A is a schedule setting forth the Option Securities, the Company's cost and the exercise price with respect thereto. Such Exhibit A shall be updated periodically by a new Exhibit A which sets forth the date as of which it is prepared and is signed by the Company and Executive. The most recent Exhibit shall be binding and conclusive on the parties as to the Option Securities set forth in such Exhibit.

(ii) The Equity Option may be exercised in whole at any time or in part from time to time during the period in which it is exercisable with respect to each Option Security. Exercise of the Equity Option shall be made by notice (the "Exercise Notice") to the Company setting forth the Option Securities as to which the Equity Option is being exercised. Within forty five (45) days of receipt of the Exercise Notice with respect to any Option Security, the Company shall advise Executive by written notice (the "Price Notice") of the exercise price. The Price Notice shall be accompanied by a reasonably detailed computation of the exercise price with respect to each Option Security as to which the Equity Option is being exercised. If Executive shall not have objected to the computation of the exercise price with respect to any Option Security within forty five (45) days after receipt of the Price Notice, then the exercise price shall be as set forth in the Price Notice. If Executive disputes the computation of the exercise price, he shall give notice (the "Dispute Notice") to the Company. The Dispute Notice shall set forth Executive's computation of the exercise price, and, if the Company and Executive shall not have agreed upon an exercise price within thirty (30) days after the Company's receipt of the Dispute Notice, the matter shall be submitted to binding arbitration with the Company's regularly engaged independent auditors, whose decision shall be final, binding and conclusive on all parties. Pending the determination by said auditors, payment of the exercise price shall be made based on the exercise price set forth by Executive in the Dispute Notice, with an adjustment to be made in the event that the exercise price is determined to be higher than that set forth in the Dispute Notice. The fees of said auditors shall be paid by the Company.

(iii) Payment of the exercise price with respect to any Option Security shall be made within five (5) years from the date of purchase, without interest.

(iv) Payment of the exercise price may be made in cash and/or shares of the Company's Common Stock or shares of any publicly traded company, including affiliates of the Company and SISC, any such stock to be valued at the fair market value thereof at the date such stock is tendered in payment of the exercise price without any discount for the restricted nature of any shares which may have been tendered as payment. The fair market value of any publicly traded stock shall mean the closing price on the principal stock exchange on which such stock is traded (if the stock is traded on the New York or American Stock Exchange) or The Nasdaq Stock Market or, if there are no sales on such date or if the stock is not so listed, the average of the closing bid and asked prices, as reported by Nasdaq, the National Quotation Bureau, Inc. or similar entity selected by the Company's board of directors. In the event that Executive tenders securities not publicly traded but which are convertible into securities which are publicly traded, the tendered securities shall be valued in the same manner as if they were fully converted, even if, on the date tendered, the securities are not then convertible.

(v) The exercise of the Equity Option with respect to any Option Securities shall be accompanied by Executive's non-recourse promissory note (the "Executive's Note") for the unpaid balance of the exercise price. If Executive fails to pay any Executive's Note, (a) Executive shall be entitled to retain such percentage of the Option Securities transferred upon exercise of such Equity Option as equals the percentage of the exercise price as has been paid by Executive, (b) the remaining Option Securities shall be returned to the Company without any payment by the Company, (c) the Company shall return Executive's Note to Executive for cancellation, and (d) Executive shall have no further Equity Option with respect to the Option Securities of such entity.

(vi) Provided that the Exercise Notice is given during the exercise period with respect to an Option Security, the Equity Option shall be deemed to be timely exercised with respect to such Option Security, even if some or all of the payments of the exercise price are made subsequent to the expiration of such exercise period.

(vii) For purposes of this Paragraph 5(e), references to SISC shall include any other Subsidiary which is wholly-owned or controlled by the Company whose principal purpose is to hold the Company's equity position in an operating Subsidiary.

(viii) If SISC owns stock in a Subsidiary which itself owns stock in one or more operating Subsidiaries, the Equity Option shall, unless the parties otherwise agree, relate only to SISC's interest in its first-tier subsidiary, and the Company's cost of the Option Securities of such Subsidiary shall include both its cost of the securities of the first-tier Subsidiary and the cost to the Company, on a consolidated basis, of the Subsidiaries of such first-tier Subsidiary. For example, SISC owns stock of Concept Technologies Group, Inc. ("Concept"), which owns all of the stock of Trans Global Services, Inc. ("TGS"), which owns all of the stock of Resource Management International, Inc. ("RMI") and Avionics Research Holdings, Inc. ("Holdings"). Holdings owns all of the stock of Avionics Research Corp. and Avionics Research Corp. of Florida (collectively, "Avionics"). The Equity Option shall relate to SISC's interest in Concept, but not its interest in TGS, RMI, Holdings or Avionics. SISC's cost of Equity Securities of TGS shall include the cost of the equity securities of TGS, RMI, Holdings and Avionics.

(ix) Notwithstanding any other provisions of this Paragraph 5(e), in the event (A) that any corporation or other entity in which the Company or SISC has a direct or indirect interest effects a public offering of its securities, the Equity Option shall relate to the Company's or SISC's direct or indirect interest in the securities of such entity, (B) in the event that the Company, SISC or any entity controlled by them receives equity securities as a fee or purchases such shares in a private transaction, the Equity Option shall relate to such securities, and (C) in the event that any securities referred to in clause (B) of this Paragraph 5(e)(ix) of this Agreement are sold prior to the expiration of the Equity Option with respect thereto, the Company shall pay to Executive the amount by which the proceeds allocable to the securities subject to the Equity Option exceeded the exercise price therefor, such payment to be made not later than March 15 of the calendar year following the year in which the transaction occurred.

(x) To the extent that the Term expires prior to the expiration of the Stated Term pursuant to Paragraph 3(b)(iii), (iv), (v) or (vi) of this Agreement, the Equity Option shall, to the extent that it has not been exercised, terminate immediately.

(xi) The Equity Option may be transferred by Executive by will or by the laws of descent and distribution or in a private transaction which is exempt from the registration requirements of the Securities Act of 1933, as amended or in a transaction which otherwise complies with such Act. Option Securities issued upon exercise of any Equity Option may be transferred by Executive in the manner set forth in the preceding sentence, provided, that such Option Securities shall be subject to reconveyance to the Company in the manner provided in Paragraph 5(e)(v) of this Agreement, provided, further, that it shall be a condition to any such transfer that the transferee agree to be bound by such provisions and that the stock certificates bear an appropriate legend.

6.  Expenses.

(a) The Company shall reimburse Executive for all ordinary and necessary out-of-pocket expenses incurred by him in the performance of his services under this Agreement, subject to and upon receipt by the Company of invoices or other supporting documentation in accordance with the Company's expense reimbursement policies, as in effect form time to time.

(b) In the event that the Company moves its corporate headquarters from the New York metropolitan area, the Company shall pay Executive's reasonable moving expenses, including temporary living accommodations for up to six months; provided, that the Company cannot require Executive to relocate.

(c) In the event that the Company establishes dual offices and Executive is required to spend any significant part of his time at both offices, the Company shall pay to Executive a housing allowance of three thousand five hundred dollars ($3,500) per month for as long as such dual offices are maintained, provided, however, that following the closing of any such office, the Company shall reimburse Executive for any costs incurred by him in moving and in terminating any lease obligations and similar expenses.

7.  Disability.

(a) In the event Executive suffers any illness, injury or other incapacity which causes him to become temporarily disabled during the Term, he shall continue to receive one hundred (100%) percent of the Salary and Bonus to which he was entitled at the time he became so disabled for any period of disability not in excess of six (6) consecutive calendar months. The term "Permanent Disability" as used in this Agreement shall mean any disability of Executive for a period in excess of six (6) consecutive calendar months. For the purpose of this Paragraph 7(a), the terms "disabled" and "disability" shall mean any physical or mental illness, injury or other incapacity which, in the opinion of a doctor reasonably satisfactory to the Company and Executive or his legal representative, renders the Executive unable to perform his duties under this Agreement, and shall include a judicial determination of incompetence. The date that any such disability shall be deemed to have commenced shall be the date Executive first absents himself from work during a continuous period of disability as so determined by the doctor referred to in this Paragraph 7(a) or the date of judicial determination of incompetence, as the case may be.

(b) Upon any Permanent Disability, the Company shall pay to Executive, as disability benefits during the one hundred twenty (120) months following the termination of this Agreement as a result of a Permanent Disability, the average Salary paid by the Company to Executive during the five (5) calendar years (or such shorter period subsequent to December 31, 1994 as this

Agreement shall have been in effect) preceding the year in which such termination as a result of a Permanent Disability occurs. Such payment shall be reduced by all payments which Executive either (i) may receive under any disability policy maintained by the Company or (ii) would have received had the disability policy provided for in Paragraph 5(b) of this Agreement been issued.

8.  Confidentiality and Non-Disclosure Covenant.

(a) Executive hereby acknowledges that, in the performance of his duties pursuant to this Agreement, he may obtain and be entrusted with unpublished confidential and proprietary information relating to the Company's and its Subsidiaries' present and proposed business and operations, including, without limitation, financial information relating to the Company's and its Subsidiaries' present and proposed business and operations, the cost and pricing of the Company's and its Subsidiaries' services, the sales and marketing plans and strategies of the Company and its Subsidiaries, proposed acquisitions by the Company and its Subsidiaries, the names and addresses of the Company's and its Subsidiaries' accounts and the terms of all material agreements to which the Company or any Subsidiary is a party. All of such information that may be obtained by Executive shall, for purposes hereof, be referred to as "Confidential Information." Executive hereby agrees that, unless the Confidential Information becomes publicly known through legitimate origin not involving any improper act or omission of Executive, neither he, nor any entity or person owned or controlled directly or indirectly by him, shall, during or after the Term, use for his own benefit or for the benefit of others for any purpose and in any manner whatsoever, divulge to any person, firm, corporation or other entity or otherwise publish or disclose any Confidential Information, except as necessary in connection with the performance of Executive's services under this Agreement. Notwithstanding the foregoing, Executive shall not be in breach of this covenant with respect to any use or disclosure of any Confidential Information by him which is required as a result of any legal process served upon him in any judicial or administrative proceeding (provided that the Company shall be given notice in time to enable it to object to such disclosure) or was obtained by Executive from a third party without such third party's breach of agreement or obligation of trust. The term "entity or person owned or controlled directly or indirectly by" Executive or words of like import shall not include the Company or any Subsidiaries.

(b) Executive agrees that his violation or threatened violation of any of the provisions of this Paragraph 8 shall cause immediate and irreparable harm to the Company. In the event of any breach or threatened breach of said provisions, Executive consents to the entry of preliminary and permanent injunctions by a court of competent jurisdiction prohibiting him from any violation or threatened violation of these provisions and compelling Executive to comply with these provisions. This Paragraph 8 shall not affect or limit, and the injunctive relief provided in this Paragraph 8(b) shall be in addition to, any other remedies available to the Company at law or in equity. The provisions of this Paragraph 8 shall survive the termination or expiration of the Term.

9. Representations and Warranties of Executive. Executive represents and warrants to the Company as follows:

(a) All action on the part of Executive necessary for the authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, has been taken and this Agreement constitutes a valid and legally binding obligation of Executive, enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

(b) The authorization, execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, will not result in any violation or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of any instrument, judgment, order, writ, decree or agreement to which Executive is a party or by which he is bound.

(c) There is no action, suit, proceeding, or investigation pending, or to the knowledge of Executive, currently threatened against Executive, in any way relating to the validity of this Agreement or the right of Executive to enter into or to consummate this Agreement and the transactions contemplated hereby.
10. Arbitration. Except for any action under this Agreement for injunctive or other equitable relief and except as otherwise expressly provided in Paragraphs 4(b) and 5(e) of this Agreement, all disputes, controversies and differences between the parties hereto arising under this Agreement which the parties hereto are unable to settle amicably shall be resolved in New York, New York, by binding arbitration in accordance with the Rules then in force of the American Arbitration Association. The arbitration shall be held before three arbitrators one of which shall be selected by each of Executive and the Company and one of which shall be selected by the other two arbitrators, and the decision of such arbitrators shall be deemed to be final, and judgment upon any award or decision rendered thereby may be entered in any court, domestic or foreign, having jurisdiction thereof. The arbitrators shall not, except as provided in Paragraph 12(f) of this Agreement, have any authority to modify or amend any express provisions of this Agreement.

11. Agreements with Affiliates. Executive may enter into employment agreements ("Affiliate Agreements") with affiliates of the Company. To the extent that, for any year, the salary paid pursuant to the Affiliate Agreements does not exceed the Salary payable pursuant to this Agreement, such salary shall reduce the Salary payable pursuant to this Agreement on a dollar for dollar basis. If, for any year, the salary paid pursuant to the Affiliate Agreements exceeds the Salary payable pursuant to this Agreement, no Salary shall be paid to Executive pursuant to this Agreement for such year; provided, that Executive shall not be required to refund any Salary (or salary pursuant to any Affiliate Agreement) paid to him during such year. Any bonuses paid pursuant to the Affiliate Agreements shall not affect the Salary or Bonus
payable pursuant to this Agreement.     12.  Miscellaneous.

(a) This Agreement constitutes the entire agreement of the Company and Executive as to the subject matter hereof, superseding all prior written or prior or contemporaneous oral understanding or agreements, including the Prior Employment Agreement and any other employment agreements, or understandings with respect to the subject matter covered in this Agreement. This Agreement may not be modified or amended, nor may any right be waived, except by a writing which expressly refers to this Agreement, states that it is intended to be a modification, amendment or waiver and is signed by both parties in the case of a modification or amendment or by the party granting the waiver. No course of conduct or dealing between the parties and no custom or trade usage shall be relied upon to vary the terms of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

(b) Any notice, demand or other communication (collectively, "notice") under the provisions of this Agreement shall be given in writing and delivered by hand, overnight courier or messenger service, against a signed receipt or acknowledgment of receipt, or mailed by registered or certified mail, return receipt requested, or sent by telecopier or similar means of communication if receipt is acknowledged or if transmission is confirmed by mail as provided in this Paragraph 12(b), to the parties at their respective addresses set forth at the beginning of this Agreement or by telecopier to Executive at (212) 675-4720 or to the Company at (212) 233-5023, with notice to the Company being sent to the attention of the individual who executed this Agreement on behalf of the Company. Either party may, by like notice, change the person, address or telecopier number to which notice should be sent. All such notices shall be deemed given when personally delivered or transmitted as aforesaid, or, if mailed as aforesaid, on the fifth (5th) business day after mailing or on the day actually received, if earlier, except for a notice of a change of person, address or telecopier number which shall be effective only upon receipt.

(c) Neither party hereto may assign this Agreement or his or its rights, benefits or obligations hereunder without the written consent of the other party. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their successors, heirs, personal representatives, administrators, executors and permitted assigns. Nothing contained herein is intended to confer upon any person or entity, other than the parties hereto, and their respective successors, heirs, personal representatives, administrators, executors or permitted assigns, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement. Notwithstanding the foregoing, in the event of a Change of Control, the Company shall have the right to assign this Agreement, subject to and conditioned upon receipt of Executive's written consent thereto and to the rights of Executive under Paragraph 3(b)(viii) of this Agreement, to the person or entity acquiring the stock or assets of the Company provided that any such person or entity agrees in writing to assume and be bound by all of the terms and provisions of this Agreement.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York with respect to contracts made and to be fully performed therein, without regard to the conflicts of laws principles thereof. By his execution hereof, Executive hereby consents and irrevocably submits to the in personam jurisdiction of the American Arbitration Association tribunal located in the City, County and State of New York or, with respect to Paragraph 8, the Federal or state courts situated in New York County, New York, which shall have sole jurisdiction as to such matters, and agrees that any process in any action commenced in such tribunal or court under this Agreement may be served upon him personally, by certified or registered mail, return receipt requested, or by Federal Express or other courier service, with the same full force and effect as if personally served upon him in New York City. Each of the parties hereto hereby waives any claim that the jurisdiction of any such tribunal is not a convenient forum for any such action and any defense of lack of in personam jurisdiction with respect thereto. In the event of any such arbitration proceeding, the arbitrator shall have the right to assess reasonable counsel fees and disbursements.

(e) The parties hereto hereby agree that, at any time and from time to time during the Term hereof, upon the reasonable request of the other party hereto, they shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

(f) If any term or provision of this Agreement, or the application thereof to any person or circumstance, is finally determined by a court or arbitration tribunal to any extent to be illegal, invalid or unenforceable, the remainder of this Agreement, or the application of such term or provision to persons or circumstances other than those as to which it is held illegal, invalid or unenforceable, shall not be affected thereby and each term and provision of this Agreement shall be valid and shall be enforced to the fullest extent permitted hereunder and by law.

(g) During and after the Term, the Company shall defend, indemnify and hold Executive harmless from any claims, causes of action, liabilities, damages, costs or expenses incurred by Executive based upon or in connection with the performance of his services under this Agreement to the fullest extent permitted by the laws of the State of New York (and, with respect to indemnification by a Subsidiary, the laws of the jurisdiction of incorporation of any Subsidiary) and of the By-Laws of the Company or any such Subsidiary, as the case may be. In the event that, under applicable law, the Company may not defend Executive or pay the costs of defense as provided in this Paragraph 12(g) unless Executive undertakes to reimburse the Company in the event that any payment is unlawful, then, in such event, the Company may condition such defense or payment on receipt of an appropriate reimbursement agreement from Executive. This provision will survive the expiration or termination of the Term.

(h) Executive shall not participate in any determination by the Board as to a matter referred to in this Agreement, other than those referred to in Paragraphs 1 and 2 of this Agreement.

(i) The headings in this Agreement are for convenience of reference only and shall not affect in any way the construction or interpretation of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date and year first aforesaid.

                               CONSOLIDATED TECHNOLOGY GROUP LTD.

                               By /S/
                                 ---------------------------
                                 George W. Mahoney
                                 Chief Financial Officer

                                  /S/
                                 ---------------------------
                                 Lewis S. Schiller

SIS Capital Corp. hereby consents to, and agrees to be bound by, the provisions of Paragraphs 5(e), 10 and 12 of this Agreement.

                                 SIS CAPITAL CORP.

                               By /S/
                                 ---------------------------
                                 George W. Mahoney
                                 Chief Financial Officer

Consolidated Technology Group, Ltd. and Subsidiaries
March 31, 1996
EX-11.1 Calculation of Earnings per Share
- ----------------------------------------------------------------------------

For the Three Months Ended March 31, 1996:

Net Loss                                            ($  479,061)
                                                      =========

Loss per Share:

     Loss per share - Note 1                             $(0.01)
                                                           ====

     Loss per Share - assuming full
       dilution - Note 2                                 $(0.01)
                                                           ====

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (33,671,843). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the period.

Note 2:
(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the year, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the period as quoted on the NASD.

(ii) Assumes that the current year conversions of preferred stock into 3,635,593 shares of common stock occurred at the beginning of the year.

(iii)Assumes that at the beginning of the year, the 38,675 remaining shares of preferred convertible shares were converted to common shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.