Form 10-Q/A
period 1995-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-08-16
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995

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

Number of common shares outstanding as of August 14, 1995: 23,707,264

Purpose of Amendment:
Part I. - Financial Information:
Item 1. Financial Statements - The financial statements are restated to reflect the following changes:
1) Increase additional paid-in capital and accumulated deficit to reflect an increase in the fiscal year ended July 31, 1994 expense of approximately $5,870,000 relating to a reduction in the discount taken on stock option issuances.
2) Increase additional paid-in capital and accumulated deficit to reflect an increase in the five month period ended December 31, 1994 expense of approximately $36,000 relating to a reduction in the discount taken on stock issued in lieu of cash for services rendered.
3) Increase additional paid-in capital and accumulated deficit to reflect an increase in the five month period ended December 31, 1994 expense of approximately $338,000 relating to a reduction in the discount taken on stock issued for an acquisition.
4) Reclass $72,868 of exclusivity rights to other assets which were previously included with fixed assets as of December 31, 1994 Related changes were also made to the cash flow statement.
5) Reclass the current and long-term portions of debt and capital lease obligations and reclass amounts between debt and capital lease obligations to the proper amounts related to the Three Dimensional Products and Services segment.

6)  For the six months ended July 31, 1994 statement of operations, reclass approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and increase selling, general and administrative expenses by approximately $2,450,000 relating to a reduction in the discount taken on stock option issuances. Related changes were also made to the cash flow statement.
7) In the cash flow statement for the six months ended June 30, 1995 and July 31, 1994 the following changes were made:
    a) The noncash portions of the reverse merger are removed from the cash flow statement and are included in the supplemental disclosures of noncash investing activities
    b) Added supplemental disclosures of noncash investing and financing activities for the six months ended July 31, 1994.
8)  Disclosed the number of common shares authorized, issued and outstanding on the face of the balance sheet.
9) Expanded the discussion regarding the computation of earnings per share in the footnotes to describe the Company's treatment of the convertible
     preferred   stock  in  calculating   weighted   average  number  of  shares
     outstanding.
10) Added additional footnote disclosure regarding the restatement of prior period financial statements.
11) Added full disclosure of acquisitions that affect all periods presented in the financial statements.
12) Adjusted the segment analysis to reflect the increase in Corporate and Other selling, general and administrative expenses.
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations:
13) Liquidity and Capital Resources
    a) Expanded discussion regarding the restriction of the use of a subsidiary's cash is added.
    b) Expanded discussion of changes in working capital assets/liabilities is added, including the proposed refinancing of current debt obligations.
    c)  Disclosure of the impact of loan defaults is added.
14) Results of Operations
    a) Adjusted the segment percentage tables to reflect the increase in the Corporate and Other segment's selling, general and administrative expenses.
    b) Discussion is changed to reflect the changes made to the six months ended July 31, 1994, of approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and the $2,450,000 increase in selling, general and administrative expense relating to a reduction in the discount taken on the stock option issuances.

CONSOLIDATED TECHNOLOGY GROUP LTD.

INDEX


Part I - Financial Information:                                Page No.

Item 1. Financial Statements:

Consolidated Balance Sheets - June 30, 1995
 and December 31, 1994                                            2-3

Consolidated Statements of Operations -
 Three Month Periods Ended June 30, 1995
 and July 31, 1994                                                 4

Consolidated Statements of Operations -
 Six Month Periods Ended June 30, 1995
 and July 31, 1994                                                 5

Consolidated Statement of Shareholders'
 Equity - June 30, 1995                                           6-9

Consolidated Statements of Cash Flows -
 Six Month Periods Ended June 30, 1995
 and July 31, 1994                                               10-12

Notes to Consolidated Financial Statements                       13-20

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   21-27

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                           28

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                 June 30,
                                                   1995          December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Assets:
 Current assets:
  Cash and cash equivalents                    $ 2,804,173       $ 1,726,796
  Receivables, net of allowances                18,809,796        16,819,356
  Inventories                                    4,227,077         3,466,328
  Loans receivable                                 301,367         1,363,249
  Prepaid expenses and other current assets        235,574           412,243
  Investments in common stock                        6,468           150,892
                                                ----------        ----------

    Total current assets                        26,384,455        23,938,864
                                                ----------        ----------

 Property, plant and equipment, net             12,548,922        12,911,437
                                                ----------        ----------

 Other assets:
  Capitalized software development costs           928,499         1,064,418
  Equipment leased to others                       133,800                --
  Goodwill, net                                 12,199,837        12,622,620
  Covenants not to compete, net                  2,809,505         3,450,665
  Customer lists, net                           12,346,548        12,770,200
  Deferred offering costs                          419,469           331,334
  Receivables, long-term                           742,140                --
  Receivables, related parties                     189,896           159,824
  Trademark, net                                   385,837                --
  Investments in common stock, long-term           462,660           383,345
  Other assets                                     599,195           455,837
                                                ----------        ----------

    Total other assets                          31,217,386        31,238,243
                                                ----------        ----------

     Total Assets                              $70,150,763       $68,088,544
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                 June 30,
                                                  1995           December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses        $ 7,892,437       $ 6,741,080
  Accrued payroll and related expenses           3,011,260         1,774,160
  Accrued interest                                 233,751           112,524
  Income taxes payable                             158,764            20,000
  Interim billings in excess of costs and
   estimated profits                               205,619           654,961
  Notes payable, related parties                   183,496           183,496
  Current portion of long-term debt              8,139,871         8,095,272
  Current portion of subordinated debt           3,850,284         3,437,050
  Current portion of capitalized lease
   obligations                                   1,439,389         1,256,236
                                                ----------        ----------

    Total current liabilities                   25,114,871        22,274,779
                                                ----------        ----------

 Long-term liabilities:
  Long-term debt                                 8,672,687         8,512,002
  Capitalized lease obligations                  2,764,977         2,671,171
  Subordinated debt                             15,997,385        17,925,868
                                                ----------        ----------

    Total long-term liabilities                 27,435,049        29,109,041
                                                ----------        ----------

Minority Interest                                2,001,615                --
                                                ----------        ----------
Shareholders' equity:
 Preferred stock                                    80,675            80,675
 Additional paid-in-capital, preferred stock       310,852           310,852
 Common stock (50,000,000  shares  authorized,
  23,707,264 and 17,577,260 shares issued and
  outstanding as of June 30, 1995 and
  December 31, 1994, respectively)                 237,073           175,773
 Additional paid-in-capital, common stock       50,337,873        45,597,653
 Accumulated deficit                           (33,395,642)      (29,287,714)
 Unrealized exchange translation                   166,421           (33,200)
 Deferred consulting fees                       (2,197,657)               --
 Net unrealized gain (loss) on long-term
 investments in common stock                        59,633          (139,315)
                                                ----------        ----------

   Total shareholders' equity                   15,599,228        16,704,724
                                                ----------        ----------

   Total Liabilities and Shareholders' Equity  $70,150,763       $68,088,544
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                           For the Three Month Periods
                      Ended June 30, 1995 and July 31, 1994
                                   (Unaudited)

                                                 Three Month Periods Ended
                                                ---------------------------
                                                 June 30,          July 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $27,733,511       $ 6,837,490

Direct Costs                                    22,611,341         6,516,365
                                                ----------        ----------
Gross Profit                                     5,122,170           321,125

Selling, General and Administrative              5,534,706         2,731,723
                                                ----------        ----------
Loss from Operations                              (412,536)       (2,410,598)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                               (1,169,927)          (30,909)
 Other income (expense)                           (174,077)          (48,326)
 Losses on investment securities                   (10,232)             (520)
                                                ----------        ----------
  Total other income (expense)                  (1,354,236)          (79,755)
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (1,766,772)       (2,490,353)

Income Taxes                                       (65,361)               --

Minority Interest                                  112,812           147,806
                                                ----------        ----------
Net Loss                                      ($ 1,719,321)     ($ 2,342,547)
                                                ==========        ==========

Net loss per share                                  ($0.08)           ($0.29)
                                                      ====              ====

Weighted average number of common shares        21,927,099         7,972,594
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                            For the Six Month Periods
                      Ended June 30, 1995 and July 31, 1994
                                   (Unaudited)

                                                  Six Month Periods Ended
                                                ---------------------------
                                                 June 30,          July 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $56,143,712       $13,259,096

Direct Costs                                    45,938,122        12,281,611
                                                ----------        ----------
Gross Profit                                    10,205,590           977,485

Selling, General and Administration             11,931,593         6,614,543
                                                ----------        ----------
Loss from Operations                            (1,726,003)       (5,637,058)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                               (2,154,021)         (341,335)
 Other income (expense)                            (96,143)          366,332
 Losses on investment securities                  (130,515)             (520)
 Unusual items                                          --                --
                                                ----------        ----------
  Total other income (expense)                  (2,380,679)           24,477
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (4,106,682)       (5,612,581)

Income Taxes                                      (109,228)               --

Minority Interest                                  107,982           113,838
                                                ----------        ----------
Net Loss                                      ($ 4,107,928)     ($ 5,498,743)
                                                ==========        ==========

Net loss per share                                  ($0.20)           ($0.69)
                                                      ====              ====

Weighted average number of common shares        20,360,328         7,972,594
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries

                 Consolidated Statement of Shareholders' Equity
                  For the Six Month Period Ended June 30, 1995
                                   (Unaudited)

                                                                 Stock
                                                                Issued               Unreal-     Amort-      Recog-
                                                                in Lieu               ized      ization       nized
                                           Balance              of Cash              Gain on     of Def-      Invest-    Balance
                                              at       Stock      for                Exchange    erred         ment        at
                                           December    Options  Services     Net      Trans-    Consult-     Security    June 30,
                                           31, 1994   Exercised Rendered     Loss     lation    ing Fees      Losses       1995
                                           --------   --------- --------    ------   --------   --------     --------    --------
Preferred stock, $1.00 par value, 6%
 series "A", 77,713 shares authorized:
 Shares                                      77,713          --       --        --         --         --           --      77,713
                                            =======     =======  =======   =======    =======    =======      =======     =======
 Amount                                    $ 77,713          --       --        --         --         --           --    $ 77,713
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
                                            =======     =======  =======   =======    =======    =======      =======     =======

Preferred stock, $1.00 par value, $8.00
 subordinated, series "F", 6,000
 shares authorized:
   Shares                                     2,700          --       --        --         --         --           --       2,700
                                            =======     =======  =======   =======    =======    =======      =======     =======
   Amount                                  $  2,700          --       --        --         --         --           --    $  2,700
                                            =======     =======  =======   =======    =======    =======      =======     =======

Total preferred stock:
   Shares                                    80,675          --       --        --         --         --           --      80,675
                                            =======     =======  =======   =======    =======    =======      =======     =======
   Amount                                  $ 80,675          --       --        --         --         --           --    $ 80,675
                                            =======     =======  =======   =======    =======    =======      =======     =======

Additional Paid-in capital, preferred
 stock                                     $310,852          --       --        --         --         --           --    $310,852
                                            =======     =======  =======   =======    =======    =======      =======     =======

                                                                                                                       (continued)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                  For the Six Month Period Ended June 30, 1995
                                   (Unaudited)

                                                                 Stock
                                                                Issued               Unreal-     Amort-      Recog-
                                                                in Lieu               ized      ization       nized
                                           Balance              of Cash              Gain on     of Def-      Invest-    Balance
                                              at       Stock      for                Exchange    erred         ment        at
                                           December    Options  Services     Net      Trans-    Consult-     Security    June 30,
                                           31, 1994   Exercised Rendered     Loss     lation    ing Fees      Losses       1995
                                           --------   --------- --------    ------   --------   --------     --------    --------
Common stock, $0.01 par value,
 50,000,000 shares authorized:
   Shares                                17,577,260   6,000,000  130,004        --         --         --           --  23,707,264
                                         ==========   =========  =======   =======    =======    =======      =======  ==========

   Amount                                  $175,773    $ 60,000  $ 1,300        --         --         --           --    $237,073
                                            =======     =======  =======   =======    =======    =======      =======     =======

Additional paid-in capital,
 common stock                           $45,597,653  $4,627,500 $112,720        --         --         --           -- $50,337,873
                                         ==========   =========  =======   =======    =======    =======      =======  ==========

Accumulated deficit                    ($29,287,714)         --       -- ($4,107,928)      --         --          -- ($33,395,642)
                                         ==========     =======  =======   =========  =======    =======      =======  ==========

Unrealized exchange translation           ($ 33,200)         --       --        --   $199,621         --           --    $166,421
                                            =======     =======  =======   =======    =======    =======      =======     =======

Deferred consulting fees                         -- ($2,312,500)      --        --         --   $114,843           --($2,197,657)
                                            =======   =========  =======   =======    =======    =======      =======  ==========

Unrealized gain(loss) on long-term
 investments in common stock              ($139,315)         --       --        --         --         --     $198,948    $ 59,633
                                            =======     =======  =======   =======    =======    =======      =======     =======

Total                                   $16,704,724  $2,375,000 $114,020 ($4,107,928)$199,621   $114,843     $198,948 $15,599,228
                                         ==========   =========  =======   =========  =======    =======      =======  ==========

                                                                                                                       (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            For the Six Month Periods
                      Ended June 30, 1995 and July 31, 1994
                                   (Unaudited)

                                                  Six Month Periods Ended
                                                ---------------------------
                                                 June 30,          July 31,
                                                   1995              1994
                                                ----------        ----------
Cash Flows from Operating Activities:
 Net loss                                     ($ 4,107,928)      ($5,498,743)
                                                ----------         ---------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                 3,507,095           265,488
   Minority interest in loss of
    consolidated subsidiaries                     (107,982)         (113,838)
   Bad debt expense                                427,471            22,940
   Value of stock issued in lieu of cash
    payments for services rendered                 114,020                --
   Deferred charges on option exercise           1,264,843         2,870,000
   Other compensation                                   --           135,000
   Loss on common stock investments                130,515            13,044
   Unrealized gain on exchange translation         199,621                --
   Write-down of fixed assets to fair value             --           225,000
 Change in assets and liabilities:
  (Increase) decrease in assets:
    Receivables                                 (2,124,868)          950,341
    Inventories                                     50,754           611,954
    Prepaid expenses and other current assets      192,016          (310,601)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses          464,725          (263,888)
    Accrued payroll and related expenses         1,237,100        (1,331,905)
    Income taxes payable                           138,764            (5,550)
    Accrued interest                               121,227          (270,438)
    Interim billings in excess of costs
     and estimated profits                        (449,342)               --
                                                ----------        ----------
     Total adjustments                           5,165,959         2,797,547)
                                                ----------        ----------
Net cash provided by (used in)
 operating activities                            1,058,031        (2,701,196)
                                                ----------        ----------
Cash Flows from Investing Activities:
 Increase in other assets                           34,414          (239,210)
 Capital expenditures                             (337,133)         (157,662)
 Capitalized software development costs            (86,995)         (317,311)
 Investments in common stock                        (7,406)         (488,173)
 Proceeds from sale of common
  stock investments                                358,110                --
 Payments for loans made                        (1,226,384)       (1,221,069)
 Collections for repayment of loans made         1,378,436                --

                                                                  (continued)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            For the Six Month Periods
                      Ended June 30, 1995 and July 31, 1994
                                   (Unaudited)

                                                  Six Month Periods Ended
                                                ---------------------------
                                                 June 30,          July 31,
                                                   1995              1994
                                                ----------        ----------
Cash Flows from Investing Activities
 (continued):
 Acquisition of subsidiary                              --          (500,000)
 Cash of companies acquired and merged             504,210           144,752
 Cash of company sold                                   --            (5,945)
 Cash escrow                                            --        (2,000,000)
                                                ----------        ----------
Net cash provided by (used in)
 investing activities                              617,252        (4,784,618)
                                                ----------        ----------

Cash flows from financing activities:
 Increase in deferred offering costs               (88,135)          (56,500)
 Net advances from (payments to) a factor         (707,451)               --
 Proceeds from issuance of long-term debt        1,686,247            22,851
 Repayment of long-term debt                    (1,801,345)       (2,108,589)
 Payments on capital lease obligations            (541,373)           (5,743)
 Repayment of subordinated debt                 (1,515,249)               --
 Issuance of common stock                               --         8,161,500
 Exercise of stock options                       1,225,000         2,050,000
 Subsidiaries issuance of common stock             453,900                --
 Subsidiaries issuance of stock options            690,500                --
                                                ----------        ----------
Net cash provided by (used in)
 financing activities                             (597,906)        8,063,519
                                                ----------        ----------
Net Increase in Cash and Cash Equivalents        1,077,377           577,705

Cash and Cash Equivalents
 at Beginning of Period                          1,726,796         1,195,527
                                                ----------        ----------
Cash and Cash Equivalents
 at End of Period                              $ 2,804,173       $ 1,773,232
                                                ==========        ==========

                                                                  (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            For the Six Month Periods
                      Ended June 30, 1995 and July 31, 1994
                                   (Unaudited)

                                                  Six Month Periods Ended
                                                ---------------------------
                                                 June 30,          July 31,
                                                   1995              1994
                                                ----------        ----------

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
 Interest                                     $ 2,032,794       $   611,773
                                               ==========        ==========
 Income taxes                                 $        --       $        --
                                               ==========        ==========

                                                                  (concluded)

During the six month period ended June 30, 1995:

Non-Cash Investing Activities:
- -   acquired  equipment under capital lease obligations with a net present value of $758,815.
- -   received  common  stock  in lieu of cash  payments  for  notes  and  accrued interest receivable with a book value of $217,162.
- -   pursuant  to an  acquisition  of  another  entity  by one  of the  Company's subsidiaries, in a transaction accounted for as a reverse merger (see the notes to the consolidated financial statements):
     - reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $2,109,597.
     - acquired net assets with a book value of $982,822

Non-Cash Financing Activities:
- - issued stock options and received exercise proceeds of $1,225,000 and incurred non-cash deferred consulting costs of $2,197,657 and non-cash consulting fee expenses of $1,264,843.
- - issued common stock with a value of $114,020 in lieu of cash payment for services rendered

During the six months ended July 31, 1994:

Non-Cash Financing Activities:

- - issued stock options and received exercise proceeds of $2,050,000 and incurred non-cash consulting fee expenses of $2,870,000.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

(1) Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and July 31, 1994 and the changes in cash flows for the six months ended June 30, 1995 and July 31, 1994.

(2) Periods Reported

Effective December 31, 1994, the Company changed to a calendar year. Prior to December 31,1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include interim period results for the three months and six months ended June 30, 1995, the first and second quarter of the new calendar year, and for the three months and six months ended July 31, 1994, the third and fourth quarter of the prior fiscal year. The Company's operations are not affected by significant seasonal fluctuations that would make the periods reported herein not comparable.

(3) Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1994 Form 10-K transition report. The following additional disclosure of accounting policies reflects items that were added during the current quarter and as such were not disclosed in the December 31, 1994 Form 10-K.

Equipment Leased to Others - The Company's audio/visual manufacturing and services segment leases editing equipment. Such equipment is recorded at the net realizable value of such equipment.

Trademark - The trademark gives the Company's audio/visual manufacturing and services segment a nonexclusive trademark license for the use of a brand name in connection with the marketing and selling of professional loudspeakers. The trademark is valued based on fair value and is being amortized on a straight-line basis over 25 years.

(4) Interim Results

The results of operations for the three and six months ended June 30, 1995 and July 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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

(6) Income Taxes

The Company's provision for income taxes for the three and six month periods ended June 30, 1995 is related to state income and franchise taxes. Federal and state tax benefits have not been recognized for the current losses for the three and six months ended June 30, 1995 due to the fact that all potential loss carry backs have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not that the tax asset will not be realized.

(7) Industry Segments:

The Company  currently  classifies its operations into eight business  segments:
(i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Audio/Visual Manufacturing and Services consists of subsidiaries that develop digital signal processing and market and sell loudspeakers and random access video tape editing technologies; (iv) Electro-Mechanical and Electro-Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (v) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program; (vi) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vii) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as proto-type building and reverse engineering; (viii)
Audio/Visual Manufacturing and Services consists of a subsidiary that manufactures and sells a professional line of loudspeakers and (ix) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the Electro- Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services,
Telecommunications and Business Consulting Services segments; and (iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

                              Three Months                   Six Months
                                  Ended                        Ended
                        ------------------------    ------------------------
                          June 30,     July 31,        June 30,     July 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Revenues:
Contract Engineering
 Services               $15,433,972 $ 5,158,848    $33,233,759   $10,221,120
Medical Diagnostics       7,052,149          --     14,078,601            --
Audio/Visual Manufact-
 uring and Services         815,351          --        815,351            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing   1,368,345     861,017      2,539,518     1,727,422
Medical Information
 Services                 1,920,229          --      3,347,259            --
Telecommunications          707,171     729,439      1,097,185     1,130,971
Three Dimensional
 Products and Services      429,794      56,321      1,019,039       123,600
Business Consulting
 Services                     6,500      31,865         13,000        55,983
                         ----------  ----------     ----------    ----------
  Total Revenues        $27,733,511 $ 6,837,490    $56,143,712   $13,259,096
                         ==========  ==========     ==========    ==========

Gross Profit:
Contract Engineering
 Services               $ 1,265,755 $   712,775    $ 1,877,758   $   946,469
Medical Diagnostics       2,914,429          --      6,306,992            --
Audio/Visual Manufact-
 uring and Services         152,149          --        152,149            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      54,568    (528,209)       417,546      (279,748)
Medical Information
 Services                   526,064          --        894,716            --
Telecommunications          119,952     174,006        176,920       276,210
Three Dimensional
 Products and Services       82,753     (69,312)       366,509       (21,429)
Business Consulting
 Services                     6,500      31,865         13,000        55,983
                         ----------  ----------     ----------     ----------
  Total Gross Profit    $ 5,122,170 $   321,125    $10,205,590   $   977,485
                         ==========  ==========     ==========    ==========

                              Three Months                   Six Months
                                  Ended                        Ended
                        ------------------------    ------------------------
                          June 30,     July 31,        June 30,     July 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Income (Loss) from
 Operations:
Contract Engineering
 Services               $   512,270 $ (141,336)   $   217,888    $ (188,111)
Medical Diagnostics       1,346,014         --      2,842,305            --
Audio/Visual Manufact-
 uring and Services         (66,202)        --        (66,202)           --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing    (120,673)  (790,425)      (124,593)     (782,617)
Medical Information
 Services                  (196,675)  (380,342)      (632,599)     (467,302)
Telecommunications         (196,962)    16,783       (411,156)       26,939
Three Dimensional
 Products and Services     (412,122)  (461,773)      (827,101)     (578,822)
Business Consulting
 Services                   (11,797)  (140,580)       (18,044)     (157,598)
Corporate and Other      (1,266,389)  (512,925)    (2,706,501)   (3,489,547)
                         ----------  ---------     ----------    ----------
 Total loss
  from operations        $ (412,536)$(2,410,598)  $(1,726,003)  $(5,637,058)
                         ==========   =========     =========     =========

Net Income (Loss):
Contract Engineering
 Services               $   105,377 $   (69,283)   $ (468,681)   $   (97,987)
Medical Diagnostics         627,774          --     1,461,272             --
Audio/Visual Manufact-
 uring and Services         (88,690)         --       (88,690)            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing    (122,314)    (941,760)    (126,514)      (659,180)
Medical Information
 Services                  (309,338)    (313,034)    (776,034)      (429,159)
Telecommunications         (209,532)      24,786     (431,214)        26,939
Three Dimensional
 Products and Services     (471,856)    (487,261)    (887,354)      (611,235)
Business Consulting
 Services                   (12,403)    (143,990)     (21,000)      (164,425)
Corporate and Other      (1,238,339)    (412,005)  (2,769,713)    (3,563,696)
                         ----------   ----------   ----------     ----------
 Total net loss         $(1,719,321) $(2,342,547) $(4,107,928)   $(5,498,743)
                         ==========   ==========   ==========     ==========

                              Three Months                   Six Months
                                  Ended                        Ended
                        ------------------------    ------------------------
                          June 30,     July 31,        June 30,     July 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Depreciation and
 Amortization:
Contract Engineering
 Services               $   128,053 $    73,127    $   256,089    $   142,244
Medical Diagnostics       1,237,083          --      2,490,273             --
Audio/Visual Manufact-
 uring and Services          75,061          --         75,061             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       7,647      14,707         15,295         28,282
Medical Information
 Services                   133,519      17,524        264,987         19,535
Telecommunications            7,552       7,495         15,047         14,989
Three Dimensional
 Products and Services      322,961      40,911        381,918         56,057
Business Consulting
 Services                       528         710          1,056          1,057
Corporate and Other           3,745       2,827          7,369          3,324
                         ----------   ---------     ----------     ----------
 Total depreciation
 and amortization       $ 1,916,149  $  157,301    $ 3,507,095    $   265,488
                         ==========   =========     ==========     ==========

Capital Expenditures (I):
Contract Engineering
 Services               $     9,243 $        --    $    19,764    $        --
Medical Diagnostics          54,922          --        102,252             --
Audio/Visual Manufact-
 uring and Services          56,159          --         56,159             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       2,946          --          6,473         23,191
Medical Information
 Services                    26,743   1,003,940         31,080      1,003,940
Telecommunications               --          --             --             --
Three Dimensional
 Products and Services       60,803     129,877        100,747        144,458
Business Consulting
 Services                        --          --             --          3,628
Corporate and Other           2,458      37,668         20,658         56,838
                         ----------   ----------     ----------    ----------
 Total capital
  expenditures          $   213,274 $ 1,171,485    $   337,133    $ 1,232,055
                         ==========  ==========     ==========     ==========

(I) - For the three and six month periods ended July 31, 1994, capital expenditures includes approximately $1,075,000 for amounts allocated to property and equipment from the acquisitions of companies.

                                                          At           At
                                                       June 30,     July 31,
                                                         1995         1994
                                                         ----         ----
Identifiable Assets:
Contract Engineering
 Services                                           $10,685,061   $ 5,508,858
Medical Diagnostics                                  40,863,889            --
Audio/Visual Manufact-
 uring and Services                                   2,396,511            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing                               4,760,250     4,646,551
Medical Information
 Services                                             6,316,741     6,822,124
Telecommunications                                    1,225,056     1,041,712
Three Dimensional
 Products and Services                                2,017,129     1,445,557
Business Consulting
 Services                                               287,095       444,204
Corporate and Other                                   1,599,031     5,161,357
                                                     ----------    ----------
 Total identifiable
  assets                                            $70,150,763   $25,070,363
                                                     ==========    ==========

(8) Capital Stock Transactions

During the period reported, the following capital stock transactions occurred:

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

Non-Employee Directors, Consultants and Advisors Stock Plan:

On August 20, 1993, the Company authorized a stock option plan for Non- Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. At various times, the Company has registered and granted options pursuant to the plan. During the six months ended June 30, 1995, options to purchase 3,500,000 shares were granted and exercised of which 1,000,000 were exercised at $0.50 per share, 1,000,000 were exercised at $0.35 per share and 1,500,000 were exercised at $0.25 per share. Additionally, 2,500,000 shares were granted for which no cash consideration was received. The above transactions resulted in $3,462,500 of consulting costs, computed as follows:

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
                                                     =========

In accordance with the agreements relating to the various parties involved, $662,500, $137,500, and $350,000 were charged as consulting services, public relation services and non-cash compensation, respectively, in the determination of income from operations for the six months ended June 30, 1995. Additionally, amortization of the deferred portion in the amount of $114,843 was charged to income from operations for the six months ended June 30, 1995. The unamortized deferred consulting expense is recorded in the equity section of the balance sheet. Such deferred charges are being amortized over four years, the term of the related contracts. A 20% discount was utilized because the shares issued represent large blocks of stock.

(9)  Acquisitions:

(i) - On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of CSM. The Company is the parent of SIS Capital Corp. ("SISC"), which is the parent of CMH. In connection with the purchase, (i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500 which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC,

(ii) CMH transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, Carte is to issue to CMH an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and (iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares of common stock owned by SISC were transferred to CMH subject to the options. The options are exercisable at an exercise price of $.174 per share during the five-year period commencing on June 16, 1994, the date the acquisition of CSM was consummated. At the closing of the acquisition, the Company issued to such individuals an aggregate of 40,000 shares of its common stock. The purchase price of this acquisition included $3,851 for customer lists of CSM which will be amortized over 15 years under the straight line method. For accounting purposes, the results of operations of CSM are included with the results of the Company from July 1, 1994 onward.

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

(10) Reverse Merger

On May 8, 1995, SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of the Company, transferred all of its equity ownership in Trans Global Services, Inc. ("Trans Global") to Concept Technologies Group, Inc. ("Concept"), pursuant to an agreement dated as of March 31, 1995. The transaction was accounted for as a reverse merger, with Trans Global being the surviving company. As a result of the transaction, the Company's ownership in Trans Global decreased which increased minority interest by $2,109,597. The statement of operations for the three and six month periods ended June 30,

1995 and the cash flow statement for the six month period ended June 30, 1995 reflect the operations of Trans Global from the beginning of the respective periods and Trans Global includes Concept's operations from the date of the reverse merger. The consolidated balance sheet as of June 30, 1995 includes the net book value of Concept's assets and liabilities. The net assets of Concept at the date of the reverse merger were as follows:

  Cash                                                 $  504,210
  Receivables, net                                        293,043
  Inventories, net                                        811,503
  Prepaid expenses and other assets                        94,891
  Property, plant and equipment, net                      373,473
  Equipment leased to others, net                         171,600
  Trademark, net                                          389,389
  Other long-term assets                                   68,695
  Accounts payable and accrued expenses                  (686,632)
  Long-term debt                                       (1,027,833)
  Capital lease obligations                                (9,517)
                                                        ---------
  Net assets at book value                             $  982,822
                                                        =========

(11) Pro Forma Results

The following pro forma unaudited results assume that the reverse merger with Concept Technologies (as disclosed in footnote (10)) and the acquisitions of Creative Socio-Medics, International Magnetic Imaging, Inc., Job Shop Technical Services and Computer Engineering Services (as disclosed in footnote (9) had occurred at the beginning of the indicated periods:

                             Three Months        Six Months
                                Ended               Ended
                          ------------------   ------------------
                          June 30, July 31,   June 30, July 31,
                            1995      1994       1995      1994
                            ----      ----       ----      ----
                             (in 000's except per share data))

Net revenues              $27,734   $26,070    $56,800   $52,010
                           ======    ======     ======    ======
Net loss                  $(1,719)  $(2,227)   $(4,170)  $(3,720)
                           ======    ======     ======    ======
Loss per share            $ (0.08)  $ (0.16)   $ (0.20)  $( 0.26)
                           ======    ======     ======    ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(12)  Restatements of Prior Period Financial Statements

The years ended December 31, 1994 and July 31, 1994 financial statements have been restated. The following summarizes and describes impact of the restatement on the periods included as a part of these financial statements.

                                    Three Months Ended    Six Months Ended
                                 --------------------- ---------------------
                                  June 30,    July 31, June 30,   July 31,
                                    1995        1994     1995       1994
                                 ---------   --------- --------   --------
                                                  (in 000's)
Income (Loss) from Operations:
Prior to Restatement               ($  413)    ($2,411) ($1,726)   ($3,072)
Prior Period Adjustments:
 Decrease in discount on shares
  issued for stock options [1]          --          --       --     (2,450)
 Reclass stock option expense
  from unusual to selling, general
  and administrative expenses [2]       --          --       --       (115)
                                    ------      ------   ------     ------
As restated                        ($  413)    ($2,411) ($1,726)   ($5,637)
                                    ======      ======   ======     ======

Other Income (Expense):
Prior to Restatement               ($1,354)    ($   80) ($2,381)   ($   91)
Prior Period Adjustments:
 Reclass stock option expense from
  unusual to selling, general and
  administrative expenses [2]           --          --       --        115
                                    ------      ------   ------     ------
As restated                        ($1,354)    ($   80) ($2,381)    $   24
                                    ======      ======   ======     ======

Net Income (Loss):
Prior to Restatement               ($1,719)    ($2,343) ($4,108)   ($3,049)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                           --          --       --     (2,450)
                                    ------      ------   ------     ------
As restated                        ($1,719)    ($2,343) ($4,108)   ($5,499)
                                    ======      ======   ======     ======

                                                    As of        As of
                                                   June 30,   December 31,
                                                    1995          1994
                                                  ---------   ------------
Accumulated Deficit:
Prior to Restatement                               ($27,152)   ($23,044)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                        (5,870)     (5,870)
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [3]                             (36)        (36)
 Decrease in discount on shares
  issued for acquisitions [4]                          (338)       (338)
                                                     ------      ------
As restated                                        ($33,396)   ($29,288)
                                                     ======      ======

Additional Paid-in Capital,
 Common Stock:
Prior to Restatement                                $44,094     $39,353
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                         5,870       5,870
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [3]                              36          36
 Decrease in discount on shares
  issued for acquisitions [4]                           338         338

                                                     ------      ------
As restated                                         $50,338     $45,597
                                                     ======      ======

[1] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $5,870 in prior periods of which $2,450 relates to the six months ended July 31, 1994. Such change did not impact the operating statement for the three and six months ended June 30, 1995 and the three months ended July 31, 1994.

[2] - The Company originally included $115 of noncash expenses from the issuance and exercise of stock options pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense for the six months ended July 31, 1994 but did not impact the three and six months ended June 30, 1995 and the three months ended July 31, 1994.

[3] - The Company originally used a 50% discount for valuing shares issued in lieu of cash payment for services rendered and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $36 in prior periods. Such change did not impact the three and six months ended June 30, 1995 or July 31, 1994.

[4] - The Company originally used a 50% discount for valuing shares issued in connection with the acquisition of a subsidiary and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $338 in prior periods. Such change did not impact the three and six months ended June 30, 1995 and July 31, 1994.


                        . . . . . . . . . . . . . . . . .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

Liquidity and Capital Resources:

As of June 30, 1995 working capital at June 30, 1995 was $1,269,584 compared to $1,698,927 at December 31, 1994. The Company's principal working capital consists of cash and cash equivalents which was $2,804,173 at June 30, 1995 compared to $1,726,796 at December 31, 1994. During the six months ended June 30, 1995, the Company's principal source of cash was from the operations of the medical diagnostics segment company, International Magnetic Imaging, ("IMI"),. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of June 30, 1995 the most significant impact from these restrictions is on the Three Dimensional Products and Services and Medical Information Services segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). If these segments do not obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), it is uncertain whether these segments will continue as operating groups. The remaining segments are relatively unaffected by the restrictions on IMI's cash since they operate substantially with their own cash flows. Other sources of cash were proceeds from the issuance of long-term debt and proceeds from the exercise of stock options. During the same period, the principal use of cash was to purchase capital assets and to repay scheduled debt maturities.

Other significant changes in working capital include an increase in accounts receivable of approximately $2,125,000, due primarily to increased revenue volumes in the medical diagnostics and contract engineering services segments, an increase in accounts payable and accrued expenses of approximately $467,000, the result of extending trade payables, an increase in accrued payroll and related taxes of approximately $1,237,000 the result of the timing of payroll payments in the contract engineering services segment and a decrease in interim billings in excess of costs and estimated profits of approximately $450,000, the result of billings made on uncompleted projects in the medical services segment.

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

Results of Operations:

Consolidated revenues, gross profit and selling, general and administrative expenses for the three and six months ended June 30, 1995 compared to the three and six months ended July 31, 1994 increased significantly due primarily to the acquisition of companies in various industry segments. The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
                          June 30,      July 31,     June 30,     July 31,
Revenues:                   1995          1994         1995         1994
- --------                    ----          ----         ----         ----
Contract Engineering
 Services                   55.7%         75.4%        59.1%        77.1%
Medical Diagnostics         25.4%           --         25.0%          --
Audio/Visual Manufact-
 uring and Services          2.9%           --          1.5%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      4.9%         12.6%         4.5%        13.0%
Medical Information
 Services                    6.9%           --          6.0%          --
Telecommunications           2.5%         10.7%         2.0%         8.5%
Three Dimensional
 Products and Services       1.5%          0.8%         1.8%         0.9%
Business Consulting
 Services                    0.2%          0.5%         0.1%         0.5%

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
                          June 30,      July 31,     June 30,     July 31,
Gross Profit:               1995          1994         1995         1994
- ------------                ----          ----          ----        ----
Contract Engineering
 Services                   24.7%        222.0%        18.4%        96.8%
Medical Diagnostics         56.9%           --         61.8%          --
Audio/Visual Manufact-
 uring and Services          3.0%           --          1.5%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      1.1%       (164.5%)        4.1%       (28.6%)
Medical Information
 Services                   10.3%           --          8.8%          --
Telecommunications           2.3%         54.2%         1.7%        28.3%
Three Dimensional
 Products and Services       1.6%        (21.6%)        3.6%        (2.2%)
Business Consulting
 Services                    0.1%          9.9%         0.1%         5.7%

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
Selling, General and      June 30,      July 31,     June 30,     July 31,
 Administrative Expenses    1995          1994         1995         1994
- ------------------------    ----          ----         ----         ----
Contract Engineering
 Services                   13.6%         31.3%        13.9%        17.2%
Medical Diagnostics         28.3%           --         29.0%          --
Audio/Visual Manufact-
 uring and Services          3.9%           --          1.8%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      3.2%          9.6%         4.5%         7.6%
Medical Information
 Services                   13.1%         13.9%        12.8%         7.1%
Telecommunications           5.7%          5.8%         4.9%         3.8%
Three Dimensional
 Products and Services       8.9%         14.4%        10.0%         8.4%
Business Consulting
 Services                    0.4%          6.2%         0.4          3.1%
Corporate and Other         22.9%         18.8%        22.7%        52.8%

Discussion of Operations by Segment:

Contract Engineering Services - This segment consists of two companies, ARC Acquisition and Resource Management International, ("RMI"), which are a part of Trans Global Services. Revenues and gross profit increased 199% and 78%, respectively, when comparing the three month periods ended June 30, 1995 and July 31, 1994, and increased 225% and 98%, respectively, when comparing the six month periods ended June 30, 1995 and July 31, 1994. These significant increases are attributed to the operations of RMI, which was acquired in November 1994. Income (loss) from operations went from a loss of ($141,336) and ($188,111), respectively, for the three and six month periods ended July 31, 1994 to income of $512,270 and $217,888, respectively, for the three and six month periods ended June 30, 1995. These increases in profitability are due primarily to significantly increased volume trends while selling, general and administrative expenses have increased only marginally. Interest expense has increased significantly for both comparative periods due to the higher debt balances at RMI. During the current period, the companies operating in this segment have negotiated more favorable terms for trade receivable financing, which will reduce interest expense in the remaining quarters of 1995. This segment operates in a highly competitive environment with low margins. However, management anticipates that the reduced cost of the receivable financing along with an increase in volume will allow this segment to increase profitability for the remainder of 1995. The ultimate long-term profitability of this segment cannot be determined and if the current quarter's trends were to continue, combined with the significant losses in the first quarter, profitability would only marginally increase from prior periods.

Medical Diagnostics - This segment consists of a medical diagnostic imaging company, which performs MRI and other diagnostic modalities, that was 41% and 45%, purchased in September 1994 and as such there is no comparable period of operations for this filing. During the three and six month periods ended June 30, 1995, this segment operated at a gross margin percent of approximately respectively, and generated income from operations of approximately $1,346,000 and $2,842,000, respectively. Selling, general and administrative expense for the three and six month periods ended June 30, 1995 approximated $1,568,000 and $3,465,000, respectively, and interest expense approximated $671,000 and $1,325,000, for the same respective periods. Revenue in the second quarter remained relatively level from the first quarter while gross margins decreased 14%. The decrease in gross margin is due to the fact that scans performed in the second quarter carried lower reimbursement rates than those in the first quarter while direct costs remained constant. Interest expense remained relatively level; however, additional interest expense will be incurred during the remainder of the year due to financing of equipment upgrades for some of the MRI equipment. The profitability of this segment for the remaining quarters of 1995 will depend heavily on the ability of management to perform scans with higher reimbursement rates than those in the second quarter. Overall, management anticipates that overall revenue and expense levels will remain relatively level with the second quarter.

Audio/Visual Manufacturing and Services - This segment consists of three companies, Audio Animation, Inc., which has developed certain unique digital signal processing technologies, WWR Technology, Inc. (d/b/a Klipsch Professional), which markets and sells loudspeakers and Prime Access, Inc. which leases and/or rents a variety of post-production video editing equipment. This segment was acquired via a reverse merger in the second quarter and as such there is no comparable period of operations for this filing. During the three month period ended June 30, 1995, WWR Technology, Inc. was the only company in this group to have significant operating activity. During the three months ended June 30, 1995, WWR Technology, Inc. had revenues and gross margins of approximately, $811,000 and $191,000, respectively, while the other entities in this segment had revenues of only $4,000 and other direct costs of $43,000, which consisted primarily of depreciation and amortization of equipment leased to others. Overall, this segment had losses from operations and net losses of approximately, $66,202 and $88,690, respectively, although WWR Technology, Inc. had income from operations and net income of approximately, $38,000 and $17,000, respectively. The ability of this segment to become profitable on an overall basis would require a significant increase in sales volume or the closure of the inactive companies, and it cannot be determined at this time whether future profitability will, if ever, be realized.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of three companies, Sequential Electronic Systems, ("Sequential"), S-Tech and Televend. Televend, which started in 1995, markets telephone debit cards and products manufactured by S-Tech. Revenues and gross profit increased 59% and 110%, respectively, when comparing the three month periods ended June 30, 1995 and July 31, 1994, and increased 47% and 249%, respectively, when comparing the six month periods ended June 30, 1995 and July 31, 1994. The increase in revenues is due in large part to S-Tech which in itself accounts for approximately 66% of the total increase for the six months. In prior periods S-Tech was in a development period, designing and marketing its new debit card vending machines, and has recently started to increase sales of its telephone debit card machines and instrumentation devices. The significant increase in gross margin is due to large inventory obsolescence write-offs that occurred in the prior comparable periods, while such write-offs in the current period were not as significant. During both, the three and six month periods ended June 30, 1995, losses from operations decreased by 85% from the comparable periods because while revenues and margins increased, operating costs remained level. A portion of the revenues in this segment are generated from government sales and while there exists a possibility that there will be reversals in government spending cutbacks, it is more likely that defense and military spending will remain sluggish through 1995. Management plans to continue placing more emphasis on sales to the private sector and overall it is anticipated that revenues and operating profits will incur a modest increase in the remaining quarters for 1995.

Medical Information Services - This segment's operations are accounted for in one group referred to as CSMC which consists of two companies, CSMC and Creative Socio-Medics, ("CSM"), which was acquired in June 1994. This segment did not have revenue or gross profit activity in the prior comparable period. Revenues during the three and six months ended June 30, 1995 approximated $1,920,229 and $3,347,259, respectively, and generated gross profits of approximately $526,064 and $894,716. Of such revenues, the Smart Card generated $91,000 and $104,000 for the three and six months ended

June 30, 1995 from three different projects. The first project consisted of add-on work from a prior existing contract, the second project consisted of initial funds received on a signed contract which will generate revenues in the remaining quarters of 1995, and the third project consisted of initial funds collected pursuant to a letter of intent which the Company anticipates will lead to the signing of a final agreement which could generate future revenues for this segment. All other revenues and gross profits were generated from the on-going operations of CSM. Selling, general and administrative expenses for the three and six month periods ended June 30, 1995 included approximately $179,000 and $335,000, respectively, of product enhancement expenses incurred by CSM and approximately $21,000 and $91,000, respectively, of financing costs and $53,000 and $105,000, respectively, of amortized software development costs incurred by Carte. For the three and six month periods ended July 31, 1994 all operations in this segment related to Carte's start-up costs which were charged to selling, general and administrative expenses. During the remainder of 1995, management anticipates that the revenues and gross margins of CSM will remain relatively level.

Telecommunications - In December of 1993 the Company acquired ARC Networks which is the only entity operating in this segment. Comparing the three and six months ended June 30, 1995 to the three and six months ended July 31, 1994, revenues remained relatively level while gross profit decreased 31% and 36%. Selling, general and administrative expenses, which consist primarily of salaries and commissions, increased approximately $160,000 and 340,000 from the prior comparable periods. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. In order to become profitable this segment's volume will need to increase significantly and although management anticipates that revenues and overall profitability on an annualized basis will marginally increase during the remainder of 1995, the ultimate profitability of this segment remains uncertain.

Three Dimensional Products and Services - This segment consists of three companies, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI") and Computer Design Services, ("CDS"), which was acquired in November 1994. For the three and six months ended June 30, 1995 compared to the three and six months ended July 31, 1994, revenues have increased 663% and 725%, respectively, and gross profits have increased 219% and 1,810%, respectively, due to the addition of CDS and increased revenues of 3D Tech of approximately $127,000 and $464,000 for the respective periods. Losses from operations approximated $412,000 and $827,000, respectively for the three and six months ended June 30, 1995. Although this segment has significantly increased revenues and gross profit, they have not yet reached a level to cover selling, general and administrative expenses. Additionally, included in selling, general and administrative expense is approximately $118,000 of amortized software development costs. During the remainder of 1995, management anticipates that this segment will continue to have increasing sales based on current sales orders for the segment's surfacer software, optical laser scanner and lazer tracer and visicam and visicad products which will result in higher gross margins. Additionally, selling, general and administrative expenses are expected to decrease based on a reduction of overhead costs from the combining of resources functions of 3D Tech and CDS.

Although the current trend is expected to result in a higher level of revenues and gross margins, it can not be determined at this time whether profit levels, if any, will be significant on a long-term basis.

Business Consulting Services operations were not significant for the three and six months ended June 30, 1995 and July 31, 1994 which is consistent with management's decision to concentrate time and resources managing internal operations of the pre-existing and newly acquired companies. During the remainder of 1995, management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's operations.

Corporate and Other selling, general and administrative expenses for the three months ended June 30, 1995 compared to the three months ended July 31, 1994 increased $754,000 and for the six months ended June 30, 1995 compared to the six months ended July 31, 1994 decreased $783,000. Included in corporate and other selling, general and administrative expense is noncash expense from the exercise of stock options for payment of consulting fees. Such expenses for the indicated periods are as follows:

                                                        Noncash
                                                      Consulting
                                                       Expenses
                                                      ----------
      Three Months Ended June 30, 1995                $  740,000
      Three Months Ended July 31, 1994                        --
                                                       ---------
      Increase in Noncash Consulting Expense          $  740,000
                                                       =========

      Six Months Ended June 30, 1995                  $1,264,843
      Six Months Ended July 31, 1994                   2,870,000
                                                       ---------
      Decrease in Noncash Consulting Expense         ($1,605,157)
                                                       =========

For the three months ended June 30, 1995 compared to the comparable period for July 31, 1994, selling, general and administrative expenses other than noncash consulting expense remained relatively level. For the six month comparable periods ended June 30, 1995 and July 31, 1994, selling, general and administrative expenses, other than noncash consulting expense, increased approximately $822,00. This increase was due to increased legal and accounting fees to outside firms related to the reverse merger with Concept Technologies and an increase in the number of financial support staff. During the remainder of 1995, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities. The Company will need to raise additional capital in the short-term and it is anticipated that corporate and other costs will increase.

Discussion of Other Significant Financial Line Items

Interest Expense for the three and six months ended June 30, 1995 compared to the three and six months ended July 31, 1994 increased by approximately, $1,139,000 and $1,813,000 which is primarily attributed to the issuance of debt instruments in connection with the acquisition of IMI. During the three and six month periods ended June 30, 1995, interest expense related to IMI was approximately, $671,000 and $1,325,000, respectively. The remaining increase in interest expense is from the contract engineering services segment which, for the three and six month periods ended June 30, 1995, had interest expense of approximately $295,000 and $582,000.

Income taxes - The Company has not provided for income taxes for the three and six month periods ended June 30, 1995 due to current period losses. Federal and state tax benefits have not been recognized for the three and six month periods ended June 30, 1995 due to the fact that all potential loss carry backs have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not, that the deferred tax asset will not be realized.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

   1.  EX-11 Calculation of earnings per share.
      2. EX-27 Financial Data Schedule (filed only to the SEC in electronic format.


(b)The following reports on Form 8-K were reported during the quarter:

     1. On April 26, 1995, the Company filed a Form 8-K, dated April 19, 1995, reporting as Item 2. and Item 7., the reverse merger between Trans Global Services, Inc., (a subsidiary of the Company) and Concept Technologies including terms of agreement and related financial statements and Exhibits. On May 9, 1995, the Company filed Amendment No. 1 to the above 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONSOLIDATED TECHNOLOGY GROUP LTD.
           (Registrant)


Date:  August 15, 1996                  /S/ Lewis S. Schiller
                                        ---------------------
                                        LEWIS S. SCHILLER
                                        (President & Chief Executive Officer)


Date:  August 15, 1996                  /S/ George W. Mahoney
                                        ---------------------
                                        GEORGE W. MAHONEY
                                        (Chief Financial Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
June 30, 1995


EX-11 Calculation of earnings per share.

EX-27 Financial Data Schedule
        (filed only to the SEC in electronic format)

Consolidated Technology Group, Ltd. and Subsidiaries

EX-11 Calculation of Earnings per Share
- --------------------------------------------------------------------------------

                                             Three           Six
                                             Month          Month
                                             Period         Period
                                             Ended          Ended
                                            June 30,       June 30,
                                              1995           1995
                                              ----           ----

Net Loss                                  $(1,719,321)   $(4,107,928)
                                            =========      =========

Loss per Share:

     Loss per share - Note 1                   $(0.08)        $(0.20)
                                                 ====           ====

     Loss per Share - assuming full
       dilution - Note 2                       $(0.05)        $(0.12)
                                                 ====           ====

Note 1:

Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (21,927,099 and 20,360,328 for the three and six months ended June 30, 1995). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the periods. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding for the period.

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