Form 10-Q/A
period 1996-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-08-16
CIK 89041

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

Purpose of Amendment:

During the three months ended March 31, 1996, a subsidiary of the Company operating in the Medical Information Services segment issued stock options and warrants to purchase stock. Subsequent to the initial filing of the March 31, 1996 10-Q, it was determined that the $2,074,500 excess of the fair market value of underlying securities over the exercise price of the stock options and warrants to purchase stock at the date of issuance should be recorded as an expense of the period.

Consolidated Technology Group, Ltd.
Index

                                                                  Page
                                                                  ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1996
 and December 31, 1995.                                            2-3

Consolidated Statements of Operations - Three Months Ended
 March 31, 1996 and 1995.                                            4

Consolidated Statement of Shareholders' Equity - Three Months
Ended March 31, 1996.                                              5-6

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1996 and 1995.                                     7-8

Notes to Consolidated Financial Statements                        9-16

Item 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations.                  17-24

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                           25

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

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets
                               (dollars in 000's)

                                                March 31,    December 31,
                                                  1996           1995
                                               -----------   ------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses            $10,212       $11,095
  Accrued payroll and related expenses               5,064         2,332
  Accrued interest                                     392           284
  Income taxes payable                                 344           269
  Interim billings in excess of costs
   and estimated profits                             1,316         1,701
  Notes payable, related parties                       279           290
  Current portion of long-term debt                  8,367         9,080
  Current portion of subordinated debt               4,589        13,354
  Current portion of capitalized
   lease obligations                                 1,286         1,362
                                                    ------        ------
    Total current liabilities                       31,849        39,767
                                                    ------        ------
Long-term liabilities:
 Long-term debt                                     13,709         6,210
 Capitalized lease obligations                       1,949         2,198
 Subordinated debt                                   7,434         5,003
                                                    ------        ------
  Total long-term liabilities                       23,092        13,411
                                                    ------        ------

Minority interest                                    3,974         2,087
                                                    ------        ------

Shareholders' Equity:
 Preferred stock                                        42            70
 Additional paid-in capital,
  preferred stock                                      155           266
 Common stock (50,000,000 shares authorized,
  35,290,664 and 26,655,071 shares issued and
  outstanding as of March 31, 1996 and December
  31, 1995, respectively)                              353           267
 Additional paid-in capital, common stock           51,574        51,020
 Accumulated deficit                               (42,740)      (40,648)
 Unrealized gain (loss) on exchange translation         23           (17)
 Net unrealized gain on long-term
  investments in common stock                          206            89
                                                    ------        ------
   Total shareholders' equity                        9,613        11,047
                                                    ------        ------
Total Liabilities and Shareholders' Equity         $68,528       $66,312
                                                    ======        ======

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Operations
                    (dollars in 000's except per share data)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------

Revenues                                            $26,513     $28,410

Direct Costs                                         20,699      23,327
                                                     ------      ------

Gross Profit                                          5,814       5,083

Selling, General and Administrative                   7,822       6,396
                                                     ------      ------

Income (loss) from operations                        (2,008)     (1,313)
                                                     ------      ------
Other Income (Expense):
 Interest Expense                                      (963)       (984)
 Other Income                                           164          78
 Gain (Loss) from Security Sales                         37        (120)
                                                     ------      ------
  Total Other Expense- Net                             (762)     (1,026)
                                                     ------      ------

Loss Before Income Taxes and Minority Interest       (2,770)     (2,339)

Income Taxes                                            (76)        (44)

Minority Interest in (Gain) Loss of Subsidiaries        754          (5)
                                                     ------      ------
Net Loss                                           ($ 2,092)   ($ 2,388)
                                                     ======      ======
Loss per Common Share                                ($0.06)     ($0.13)
                                                     ======      ======
Weighted Average Number
 of Common Shares                                33,671,873  18,766,149
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

                                                       Shares    Amounts
                                                     ----------  -------
Accumulated deficit:

Beginning balance                                               ($40,648)
Net loss                                                          (2,092)
                                                                  ------
Ending balance                                                  ($42,740)
                                                                  ======

Unrealized exchange translation:

Beginning balance                                               ($    17)
Unrealized gain on exchange translation                               40
                                                                  ------
Ending balance                                                   $    23
                                                                  ======

Net unrealized gain (loss) on long-term investments in common stock:

Beginning balance                                                $    89
Net unrealized investment security gains                             117
                                                                  ------
Ending balance                                                   $   206
                                                                  ======

Total shareholders' equity                                       $ 9,613
                                                                  ======

                                                              (concluded)

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                               (dollars in 000's)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Cash Flows from Operating Activities:
Net loss                                           ($ 2,092)   ($ 2,388)
                                                     ------      ------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and Amortization                        1,626       1,591
 Write-off goodwill                                     192          --
 Loss on disposal of assets                              99          --
 Minority interest in loss of
  consolidated subsidiaries                            (754)         --
 Bad debt expense                                       238         232
 Noncash expense from a subsidiary's issuance
  of stock options and stock purchase warrants        2,075          --
 Option exercise expense                                 --         740
 Noncash expenses paid with the issuance of stock        --          67
 (Gain) loss on marketable securities                   (37)        120
 Change in current assets and current liabilities:
  (Increase) decrease in current assets:
   Receivables                                       (2,191)        137
   Inventories                                           65         (11)
   Prepaid expenses and other current assets           (374)        314
   Excess of accumulated costs over
    related billings                                   (108)         --
  Increase (Decrease) in  current liabilities:
   Accounts payable and accrued expenses               (883)        686
   Accrued payroll and related expenses               2,732         712
   Accrued interest                                     108           3
   Income taxes payable                                  75          --
   Interim billings in excess of costs
    and estimated profits                              (385)       (655)
                                                     ------      ------
    Total adjustments                                 2,478       3,936
                                                     ------      ------
Net cash provided by operating activities               386       1,548
                                                     ------      ------
Cash Flows from Investing Activities:
 (Increase) decrease in other assets                    105         105
 Capital expenditures                                (1,176)       (174)
 Investments in common stock                           (325)         --
 Proceeds from sale of marketable securities            128         165
 Capitalized software development costs                  (1)        (63)
 Payments for loans made                             (1,011)       (122)
 Collections for repayment of loans made                926          77
                                                     ------      ------
Net cash used in investing activities                (1,354)        (12)
                                                     ------      ------
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
                                                     ======      ======

                                                             (concluded)

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the three month period ended March 31, 1996:
  (1) - A subsidiary of the Company issued stock options and warrants to purchase stock and in connection therewith recorded a noncash expense of $2,075 which is the amount that the fair market value of the stock exceeded the exercise price.
During the three month period ended March 31, 1995:
 (1) - Acquired equipment under capital lease obligations with a net present value of $39.
 (2) - Issued stock options and received exercise proceeds of $725 and incurred noncash deferred consulting fees of $1,235 and noncash consulting fee expenses of $740.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Revenues:
Contract Engineering Services                       $13,471     $17,800
Medical Diagnostics                                   8,114       7,027
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                 649       1,171
Medical Information Services                          2,561       1,427
Telecommunications                                      742         390
Three Dimensional Products and Services                 298         589
Audio Visual Manufacturing and Services                 671          --
Business Consulting Services                              7           6
                                                     ------      ------
Total Revenues                                      $26,513     $28,410
                                                     ======      ======

Gross Profit:
Contract Engineering Services                       $   834     $   612
Medical Diagnostics                                   3,841       3,393
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  94         363
Medical Information Services                            662         369
Telecommunications                                       40          57
Three Dimensional Products and Services                 200         283
Audio Visual Manufacturing and Services                 137          --
Business Consulting Services                              6           6
                                                     ------      ------
Total Gross Profit                                  $ 5,814     $ 5,083
                                                     ======      ======

Income (Loss) from Operations:
Contract Engineering Services                      ($   254)   ($   294)
Medical Diagnostics                                   1,883       1,496
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                (169)         (4)
Medical Information Services                         (1,873)       (436)
Telecommunications                                     (280)       (214)
Three Dimensional Products and Services                (450)       (415)
Audio Visual Manufacturing and Services                (143)         --
Business Consulting Services                             (9)         (6)
Corporate and other                                    (713)     (1,440)
                                                     ------      ------
Total Income (Loss) from Operations                ($ 2,008)   ($ 1,313)
                                                     ======      ======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Net Income (Loss):
Contract Engineering Services                      ($   324)    $  (574)
Medical Diagnostics                                   1,196         833
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                (171)         (4)
Medical Information Services                         (1,525)       (467)
Telecommunications                                     (301)       (222)
Three Dimensional Products and Services                (218)       (416)
Audio Visual Manufacturing and Services                (158)         --
Business Consulting Services                             (9)         (8)
Corporate and other                                    (582)     (1,530)
                                                     ------      ------
Total Net Income (Loss)                            ($ 2,092)   ($ 2,388)
                                                     ======      ======

Depreciation and Amortization:
Contract Engineering Services                       $   114     $   128
Medical Diagnostics                                   1,242       1,253
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  16           8
Medical Information Services                            109         132
Telecommunications                                        8           8
Three Dimensional Products and Services                  90          59
Audio Visual Manufacturing and Services                  41          --
Business Consulting Services                              1           1
Corporate and other                                       5           2
                                                     ------      ------
Total Depreciation and Amortization                 $ 1,626     $ 1,591
                                                     ======      ======

Capital Expenditures:
Contract Engineering Services                       $    19     $    11
Medical Diagnostics                                   1,121          47
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                  --           4
Medical Information Services                             20           4
Telecommunications                                       --          --
Three Dimensional Products and Services                  --          90
Audio Visual Manufacturing and Services                  12          --
Business Consulting Services                             --          --
Corporate and other                                       4          18
                                                     ------      ------
Total Capital Expenditures                          $ 1,176     $   174
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

(7)  Issuance of Stock Options and Warrant to Purchase Stock of a Subsidiary:

A subsidiary of the Company issued stock options and warrants to purchase stock. The fair market value of the underlying securities exceeded the exercise price by $2,075 and this excess was expensed for the three months ended March 31, 1996. The following details the calculation of the expense:

          Per share fair market value
           of underlying securities at
           the date of grant                       $3.20
          Per share exercise price                  2.00
                                                    ----
          Excess of fair market value
           over the exercise price                 $1.20
          Number of underlying shares          1,728,750
                                               ---------
          Total Expense (in 000's)                $2,075
                                               =========
As a result of recording the above expense, minority interest increased by $2,075.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(8)  Reverse Merger:

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(9) Pro Forma Results:

The following pro forma unaudited results assume that the reverse merger in Note
(8) had occurred at the beginning of the indicated periods:

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Net revenues                                       $ 26,513    $ 29,000
                                                    =======     =======
Net income (loss)                                 ($  2,092)   $ (1,987)
                                                    =======     =======
Income (loss) per share                           ($   0.06)   $  (0.11)
                                                    =======     =======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(10)  Subsequent Events

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

(10)  Subsequent Events (continued):

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

Restated Employment Agreement:

During May 1996, the chief executive officer's ("CEO") employment contract was restated, effective as of January 1996, and supersedes the contract dated October 1, 1994. Per the terms of the amended contract the CEO shall receive a salary of $250 per year through the year 2000, the expiration date of the contract. The annual compensation may be increased from time to time by the Board of Director's of the Company and commencing January 1, 1996 and on each January 1 thereafter during the term of the contract, the CEO shall receive an increase in annual compensation equal to the greater of (A) 5% of his salary in effect prior to the increase or (B) the cost of living increase as determined per the Consumers Price Index as published by the Bureau of Labor Statistics of the United States Department of Labor. In addition, the CEO is entitled to a bonus equal to 10% of the amount by which the greater of (A) the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles or (B) the Company's consolidated net cash flow exceeds $350. Net cash flow is calculated as consolidated net income, plus depreciation, amortization and other noncash items of expense, minus payments of principal amounts of indebtedness, all determined in accordance with generally accepted accounting principles. Additional

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(10)  Subsequent Events (continued):

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

Improved Operating Results:

The Company has a significant reduction in loss for the 1996 quarter compared to 1995 in five of the eight segments and also shows a significant reduction in corporate and other expenses. On an overall basis, the net loss for the quarter, which included $2,075 of noncash expense related to a subsidiaries issuance of stock options and stock purchase warrants in the medical information services segment, was $297 less than in the prior comparable period.

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

RESULTS OF OPERATIONS:

Consolidated operating losses increased by $695 from an operating loss of $1,313 for the 1995 quarter to an operating loss of $2,008 for the 1996 quarter. The operating loss for the 1996 quarter includes $2,075 of noncash expenses related to a subsidiaries issuance of stock options and stock purchase warrants in the medical information services segment. Excluding, the noncash expenses in the medical information services segment, an overall improvement in operating results was achieved by an increase in overall gross margins of $731 and a reduction in operating costs of $649. Such advances in profitability were achieved in spite of a $1,897 decrease in revenues. The decrease in revenues is attributed to the contract engineering services segment which on January 1, 1996 lost a contract with one of its significant customers. By the end of the quarter this segment had recovered approximately 60% of such lost revenues with new customers. This segments decline in revenues was partially offset by revenues in the audio visual manufacturing and services segment which was not a part of the Company's operations in the 1995 quarter. On an overall basis, the consolidated net loss for the 1996 quarter compared to 1995 decreased by $297 or 12%.

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
                                                  ---------------------

                                                  ---------------------
                                                   Three Months Ended
                                                        March 31,
Segments                                            1996        1995
- --------                                          ---------   ---------
Selling, General and Administrative Expenses:
Contract Engineering Services                         14%         14%
Medical Diagnostics                                   25%         29%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                                3%          6%
Medical Information Services                          32%         13%
Telecommunications                                     4%          4%
Three Dimensional Products and Services                8%         10%
Audio Visual Manufacturing and Services                4%         --
Business Consulting Services                           1%          1%
Corporate and Other                                    9%         23%
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

Medical Information Services - This segment is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network computing environment. This segment has developed proprietary network technology utilizing smart cards in financial network systems. Comparing 1996 to 1995, revenues and gross margins increased 79% and 80%, respectively, while selling, general and administrative expenses increased 215% due to a noncash expense resulting from the issuance of stock options and stock purchase warrants. During the prior period this segment had relied primarily on revenues of previously existing customers and software programs and services. During 1996, the segment has increased its revenues and gross margins through contracts with new customers using the new technologies that it has spent significant amounts of money in the past developing. These positive developments were more than offset by the noncash expense from the previously mentioned stock options and stock purchase warrants which resulted in operating losses of $1,872 in 1996 compared to operating losses of $467 in 1995. Additionally, an increase in interest expense of $83 was incurred due to additional debt, of which $500 was incurred during 1996. Management estimates continued improvement in this segment's operating results in the future quarters of 1996.

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

Three Dimensional Products and Services - This segment is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which the segment categorizes in three primary market groups: 1) surfacer imaging products, 2) CAD/CAM

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

software products and services and 3) laser scanning products. Comparing 1996 to 1995, revenues and gross margins decreased 49% and 30%, respectively. The primary reason for such decreases is due to the closure of one of the companies operating in this segment which produced revenues and gross margins in 1995 of $185 and $35, respectively. The decision to close such operations was based on the fact that such companies operations did not align with the planned future for this segment and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses remained relatively level, however, the 1996 expenses includes $192 in noncash expense for the write-off of goodwill that could not be supported by the segment's current cash flow under generally accepted accounting principles. Excluding the goodwill write-off, ongoing expenses decreased approximately $221 because of planned expense cut backs as well as a decrease in product development costs. On an overall basis, the net loss for 1996 was $218 which is an improvement of $198 from 1995. Management currently anticipates that revenues and operating profits will significantly improve for this segment if the proper financing can be obtained which would allow this segment to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of this segment is significantly dependent on the success of such financing.

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

Minority Interest in Loss of Subsidiaries - For the quarter ended 1996 compared to the 1995 quarter, the minority interest in loss of subsidiaries increased by approximately $759. $462 of this increase relates to the minority issuance of stock options and stock purchase warrants in the medical information services segment and the increase in losses from such issuance. The remaining increase results from an increase in the minority ownership in the contract engineering services segment.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

1.  EX-10.1 Restated Employment Agreement Dated January 1996 between the
             Company and Mr. Lewis S. Schiller (incorporated by reference to the original March 31, 1996 10-Q filed May 10, 1996)

2.  EX-11.1 Calculation of earnings per share.

3.  EX-27   Financial Data Schedule


               . . . . . . . . . . . . . . . . . . . . . . . . . .

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                       President and Director      August 15, 1996
- --------------------      (Principal Executive
Lewis S. Schiller         Officer)

/S/                       Chief Financial Officer     August 15, 1996
- --------------------      (Principal Financial and
George W. Mahoney         Accounting Officer)

              Consolidated Technology Group Ltd. and Subsidiaries
                               Index to Exhibits
                                 March 31, 1996


1.  EX-10.1 Restated Employment Agreement Dated January 1996 between the
             Company and Mr. Lewis S. Schiller (incorporated by reference to the original March 31, 1996 10-Q filed May 10, 1996)

2.  EX-11.1 Calculation of earnings per share.

3.  EX-27   Financial Data Schedule
             (filed in electronic format only with the SEC)

              Consolidated Technology Group, Ltd. and Subsidiaries
                                 March 31, 1996
                   EX-11.1 Calculation of Earnings per Share
- --------------------------------------------------------------------------------

For the Three Months Ended March 31, 1996:

Net Loss                                            ($2,092,000)
                                                      =========

Loss per Share:

     Loss per share - Note 1                             $(0.06)
                                                           ====

     Loss per Share - assuming full
       dilution - Note 2                                 $(0.06)
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

(iii) Assumes that at the beginning of the year, the 38,675 remaining shares of preferred convertible shares were converted to common shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.