Form 10-Q
period 1996-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-08-19
CIK 89041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

The Quarter Ended June 30, 1996
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

Yes _X_    No____

Number of common shares outstanding as of August 16, 1996:  45,376,336
                                                            ==========

Consolidated Technology Group, Ltd.
Index

                                      Page
                                                                  ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1996
 and December 31, 1995.                                           2-3

Consolidated Statements of Operations - Three Months Ended
 June 30, 1996 and 1995.                                            4

Consolidated Statements of Operations - Six Months Ended
 June 30, 1996 and 1995                                             5

Consolidated Statement of Shareholders' Equity -
June 30, 1996                                                     6-7

Consolidated Statements of Cash Flows - Six Months Ended
June 30, 1996 and 1995                                           8-10

Notes to Consolidated Financial Statements                      11-19

Item 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations.                 20-29

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                          30

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets
                               (dollars in 000's)

                                                June 30,    December 31,
                                                  1996           1995
                                               -----------  ------------
Assets:
 Current assets:
  Cash and cash equivalents                        $ 2,637       $ 1,636
  Receivables, net of allowances                    21,916        19,216
  Inventories                                        3,940         3,701
  Loans receivable                                     401           396
  Prepaid expenses and other
   current assets                                      828           436
  Excess of accumulated costs over
   related billings                                  1,032         1,002
  Investments in common stock                           --            20
                                                    ------        ------
   Total current assets                             30,754        26,407
                                                    ------        ------

Property, plant and equipment, net                  11,063        11,034
                                                    ------        ------

Other assets:
 Capitalized software development costs                896           502
 Goodwill, net                                      11,376        11,881
 Covenant not to compete, net                        1,527         2,168
 Customer lists, net                                11,233        11,684
 Deferred offering costs                               188            --
 Receivables, long-term                                 17           219
 Receivables, related parties                        1,164           544
 Trademark, net                                        375           383
 Investments in common stock, long-term                871           405
 Other Assets                                        1,173         1,085
                                                    ------        ------
  Total other assets                                28,820        28,871
                                                    ------        ------

Total Assets                                       $70,637       $66,312
                                                    ======        ======

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets
                               (dollars in 000's)

                                                June 30,    December 31,
                                                  1996           1995
                                               -----------  ------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses            $11,739       $11,095
  Accrued payroll and related expenses               5,136         2,332
  Accrued interest                                     517           284
  Income taxes payable                                 562           269
  Interim billings in excess of costs
   and estimated profits                             1,760         1,701
  Notes payable, related parties                       287           290
  Current portion of long-term debt                  7,511         9,080
  Current portion of subordinated debt               4,053        13,354
  Current portion of capitalized
   lease obligations                                 1,281         1,362
                                                    ------        ------
    Total current liabilities                       32,846        39,767
                                                    ------        ------
Long-term liabilities:
 Long-term debt                                     13,935         6,210
 Capitalized lease obligations                       1,955         2,198
 Subordinated debt                                   7,365         5,003
                                                    ------        ------
  Total long-term liabilities                       23,255        13,411
                                                    ------        ------

Minority interest                                    4,757         2,087
                                                    ------        ------

Shareholders' Equity:
 Preferred stock                                        29            70
 Additional paid-in capital,
  preferred stock                                      105           266
 Common stock (50,000,000  shares  authorized,  35,290,664 and 26,655,071 shares issued and outstanding as of June 30, 1996 and December 31, 1995,
  respectively)                                        453           267
 Additional paid-in capital, common stock           51,992        51,020
 Accumulated deficit                               (43,053)      (40,648)
 Unrealized gain (loss) on exchange translation         65           (17)
 Net unrealized gain on long-term
  investments in common stock                          188            89
                                                    ------        ------
   Total shareholders' equity                        9,779        11,047
                                                    ------        ------
Total Liabilities and Shareholders' Equity         $70,637       $66,312
                                                    ======        ======


                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Operations
                    (dollars in 000's except per share data)

                                                   Three Months Ended
                                                        June 30,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------

Revenues                                            $27,860     $27,733

Direct Costs                                         21,815      22,611
                                                     ------      ------

Gross Profit                                          6,045       5,122

Selling, General and Administrative                   5,684       5,535
                                                     ------      ------

Income (loss) from operations                           361        (413)
                                                     ------      ------
Other Income (Expense):
 Interest Expense                                    (1,061)     (1,170)
 Other Income                                           438        (174)
 Gain (Loss) from Security Sales                        216         (10)
                                                     ------      ------
  Total Other Expense- Net                             (407)     (1,354)
                                                     ------      ------

Loss Before Income Taxes and Minority Interest          (46)     (1,767)

Income Taxes                                           (246)        (65)

Minority Interest in (Gain) Loss of Subsidiaries        (21)        113
                                                     ------      ------
Net Loss                                              ($313)    ($1,719)
                                                     ======      ======
Loss per Common Share                                ($0.01)     ($0.08)
                                                     ======      ======
Weighted Average Number
 of Common Shares                                41,593,106   21,927,099
                                                 ==========   ==========

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Operations
                    (dollars in 000's except per share data)

                                                     Six Months Ended
                                                        June 30,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------

Revenues                                            $54,373     $56,144

Direct Costs                                         42,514      45,938
                                                     ------      ------

Gross Profit                                         11,859      10,206

Selling, General and Administrative                  13,506      11,932
                                                     ------      ------

Income (loss) from operations                        (1,647)     (1,726)
                                                     ------      ------
Other Income (Expense):
 Interest Expense                                    (2,024)     (2,154)
 Other Income                                           603         (96)
 Gain (Loss) from Security Sales                        253        (131)
                                                     ------      ------
  Total Other Expense- Net                           (1,168)     (2,381)
                                                     ------      ------

Loss Before Income Taxes and Minority Interest       (2,815)     (4,107)

Income Taxes                                           (323)       (109)

Minority Interest in (Gain) Loss of Subsidiaries        733         108
                                                     ------      ------
Net Loss                                            ($2,405)    ($4,108)
                                                     ======      ======
Loss per Common Share                                ($0.06)     ($0.20)
                                                     ======      ======
Weighted Average Number
 of Common Shares                                37,632,489  20,360,328
                                                 ==========  ==========

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
            Consolidated Statements of Shareholders' Equity for the
                         Six Months Ended June 30, 1996
                               (dollars in 000's)

                                                      Shares    Amounts
                                                    ----------  -------
Preferred stock, $1.00 par value, 6% Series A 77,713 shares authorized:
Beginning balance                                       66,596 $     66
Conversion of Series A to common stock                 (40,224)     (40)
                                                    ----------   ------
Ending balance                                          26,372 $     26
                                                    ==========   ======
Preferred  stock,  $1.00 par  value,  $3.50 and $.10  Series B & E 8,000  shares authorized each:
Beginning balance                                          262 $      1
                                                    ==========   ======
Ending balance                                             262 $      1
                                                    ==========   ======
Preferred  stock,  $1.00 par value,  $8.00  subordinated  Series F, 6,000 shares authorized:
Beginning balance                                        2,700 $      2
                                                    ==========   ======
Ending balance                                           2,700 $      2
                                                    ==========   ======

Total preferred stock - par                             29,334 $     29
                                                    ==========   ======
Additional paid-in capital, preferred stock:
Beginning balance                                      266,384 $    266
Conversion of Series A to common stock                (160,896)    (161)
                                                       --------  ------
Ending balance                                         105,488 $    105
                                                    ==========   ======
Common stock, $0.01 par value, 50,000,000 shares authorized:
Beginning balance                                   26,655,071 $   267
Stock issued (Note 6)                               13,250,000     132
Stock issued for the exercise of stock options         200,000       2
Conversion of Series A preferred                     5,237,502      52
                                                    ----------  ------
Ending balance                                      45,342,573 $   453
                                                    ==========  ======

Additional paid-in capital, common stock:
Beginning balance                                              $51,020
Stock issued (Note 6)                                              780
Stock issued for the exercise of stock options                      43
Conversion of Series A preferred                                   149
                                                                ------
Ending balance                                                 $51,992
                                                                ======

                                                           (continued)

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
            Consolidated Statements of Shareholders' Equity for the
                         Six Months Ended June 30, 1996
                               (dollars in 000's)

                                                       Shares    Amounts
                                                     ----------  -------
Accumulated deficit:
Beginning balance                                               ($40,648)
Net loss                                                          (2,405)
                                                                  ------
Ending balance                                                  ($43,053)
                                                                  ======

Unrealized exchange translation:
Beginning balance                                               ($    17)
Unrealized gain on exchange translation                               82
                                                                  ------
Ending balance                                                       $65
                                                                  ======

Net unrealized gain (loss) on long-term investments in common stock:
Beginning balance                                                $    89
Net unrealized investment security gains                              99
                                                                  ------
Ending balance                                                   $   188
                                                                  ======

Total shareholders' equity                                       $ 9,779
                                                                  ======

                                                             (concluded)

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                               (dollars in 000's)

                                                     Six Months Ended
                                                        June 30,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Cash Flows from Operating Activities:
Net loss                                           ($ 2,405)   ($ 4,108)
                                                     ------      ------
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and Amortization                        3,430       3,507
 Minority interest in loss of
  consolidated subsidiaries                            (733)       (108)
 Bad debt expense                                       501         428
 Noncash expense from subsidiary's issuance
  of stock options and stock purchase warrants        2,229          --
 Value of stock issued in lieu of cash
  payments for services rendered                         80         114
 Deferred charges on option exercise                     45       1,265
 (Gain) Loss on common stock investments               (253)        131
 Loss on disposal of assets                            (144)         --
Change in current assets and current liabilities:
 (Increase) decrease in current
  assets:
   Receivables                                       (3,206)     (2,125)
   Inventories                                         (239)         51
   Prepaid expenses and other current assets           (392)        192
   Excess of accumulated costs over
    related billings                                    (30)         --
  Increase (Decrease) in  current liabilities:
   Accounts payable and accrued expenses                644         464
   Accrued payroll and related expenses               2,804       1,237
   Accrued interest                                     233         121
   Income taxes payable                                 293         138
   Interim billings in excess of costs
    and estimated profits                                58        (449)
                                                     ------      ------
    Total adjustments                                 5,320       4,966
                                                     ------      ------
Net cash provided by operating activities             2,915         858
                                                     ------      ------
Cash Flows from Investing Activities:
 (Increase) decrease in other assets                    (19)        234
 Capital expenditures                                (1,459)       (337)
 Capitalized software development costs                (280)        (87)
 Investments in common stock                           (550)         (7)
 Proceeds from sale of common stock Investments         854         358
 Payments for loans made                             (2,176)     (1,226)

                                                             (continued)

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                               (dollars in 000's)

                                                     Six Months Ended
                                                         June 30,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
Cash Flows from Investing Activities(continued):
 Collections for repayment of loans made              2,078       1,378
 Cash of companies acquired and merged                   --         504
                                                     ------      ------
Net cash used in investing activities                (1,552)        817
                                                     ------      ------

Cash Flows from Financing Activities:
 Deferred offering costs                               (188)        (88)
 Net payments to factor                              (1,512)       (708)
 Proceeds from issuance of long-term debt             9,777       1,686
 Repayment of long-term debt                         (2,112)     (1,801)
 Repayment of capital lease obligation                 (675)       (541)
 Repayment of subordinated debt                      (6,940)     (1,515)
 Issuance of common stock                               913          --
 Subsidiary's issuance of common stock                  375         454
 Exercise of stock options                               --       1,225
 Subsidiary's issuance and exercise
  of stock options                                       --         690
                                                     ------      ------
Net cash provided by (used in)
 financing activities                                  (362)       (598)
                                                     ------      ------

Net Increase (Decrease) in Cash
 and Cash Equivalents                                 1,001       1,077

Cash and Cash Equivalents at
 Beginning of Period                                  1,636       1,727
                                                     ------      ------
Cash and Cash Equivalents at
 End of Period                                      $ 2,637     $ 2,804
                                                     ======      ======

Supplemental Disclosures of Cash
 Flow Information:
Cash Paid for:
 Interest                                           $ 1,791      $2,033
                                                     ======      ======
 Income Taxes                                       $    30     $    --
                                                     ======      ======

                                                            (concluded)

                See notes to consolidated financial statements.

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                               (dollars in 000's)

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the six month period ended June 30, 1996:
Non-Cash Investing Activities:
(1) - A subsidiary of the Company issued stock options and warrants to purchase stock and in connection therewith recorded a noncash expense of $2,229 which is the amount that the fair market value of the stock exceeded the exercise price.
(2) - Pursuant to the terms of his employment agreement, an officer and director of the Company exercised his option to purchase ten percent of the equity holdings of the Company. In connections therewith, the Company recorded a receivable of $300, the amount of the exercise price.
Non-Cash Financing Activities:
(1) - Acquired equipment under capital lease obligations with a net present value of $352.
(2) - Issued stock options and incurred noncash consulting fees of $42.
(3 - A subsidiary of the Company issued common stock with a value of $80 in lieu of cash payment for services rendered

During the six month period ended June 30, 1995:
Non-Cash Investing Activities:
(1) - Acquired equipment under capital lease obligations with a net present value of $809.
(2) - Received common stock in lieu of cash payments for notes and accrued interest receivable with a book value of $217.
(3) - Pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger (see the notes to the consolidated financial statements):
(4) - Reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $2,110.
(5) - Acquired net assets with a book value of $983.
Non-Cash Financing Activities:
(1) - Issued stock options and received exercise proceeds of $1,225 and incurred non-cash deferred consulting costs of $2,198 and non-cash consulting fee expenses of $1,265.
(2) - Issued common stock with a value of $114 in lieu of cash payment for services rendered

                See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------
(1)  In the  opinion  of  the  Company,  the  accompanying  unaudited  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
accruals) necessary to present fairly the financial position of the Company as of June 30,1996 and December 31, 1995 and the results of its operations for the three and six month periods ended June 30, 1996 and changes in cash flows for the six months ended June 30, 1996 and 1995.

(2) The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1995 Form 10-K.

(3) The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5) Industry Segments (continued)

                              Three Months                   Six Months
                                  Ended                        Ended
                       -------------------------   ---------------------------
                            June 30,    June 30,        June 30,    June 30,
                            1996          1995           1996         1995
                            ----          ----           ----         ----
Revenues:
Contract Engineering
 Services                $14,997       $15,434        $28,468      $33,234
Medical Diagnostics        7,579         7,052         15,692       14,079
Audio Products
 Manufacturing               934           815          1,605          815
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      804         1,368          1,454        2,540
Medical Information
 Services                  2,375         1,920          4,936        3,347
Telecommunications         1,016           707          1,758        1,097
Three Dimensional
 Products and Services       149           430            448        1,019
Business Consulting
 Services                      6             7             12           13
                         -------       -------        -------      -------
  Total Revenues         $27,860       $27,733        $54,373      $56,144
                         =======       =======        =======      =======

Gross Profit:
Contract Engineering
 Services                $ 1,460       $ 1,266        $ 2,293      $ 1,878
Medical Diagnostics        3,256         2,914          7,096        6,307
Audio Products
 Manufacturing               220           152            357          152
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      158            55            252          418
Medical Information
 Services                    650           526          1,312          895
Telecommunications           193           120            232          177
Three Dimensional
 Products and Services       103            83            303          367
Business Consulting
 Services                      5             6             14           12
                         -------       -------        -------      -------
  Total Gross Profit     $ 6,045       $ 5,122        $11,859      $10,206
                         =======       =======        =======      =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5) Industry Segments (continued)

                               Three Months                   Six Months
                                  Ended                        Ended
                        -------------------------   --------------------------
                            June 30,    June 30,        June 30,    June 30,
                            1996         1995           1996          1995
                            ----         ----           ----          ----
Income (Loss) from
 Operations:
Contract Engineering
 Services                $   447      $   512        $   192       $   218
Medical Diagnostics        1,394        1,346          3,277         2,842
Audio Products
 Manufacturing               (70)         (66)          (213)         (66)
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (130)        (121)          (299)        (125)
Medical Information
 Services                     11         (197)        (1,861)        (633)
Telecommunications          (179)        (197)          (451)        (411)
Three Dimensional
 Products and Services      (387)        (412)          (837)        (827)
Business Consulting
 Services                     (9)         (12)           (18)         (17)
Corporate and Other         (716)      (1,266)        (1,437)      (2,706)
                         --------     --------       --------     --------
 Total loss
  from operations        $   361      $  (413)       $(1,647)     $(1,727)
                         =======      ========       ========     ========

Net Income (Loss):
Contract Engineering
 Services                $   323      $   105        $    (2)     $  (469)
Medical Diagnostics          630          628          1,825        1,461
Audio Products
 Manufacturing               (97)         (89)          (254)         (89)
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (133)        (122)          (305)        (127)
Medical Information
 Services                   (148)        (309)        (1,672)        (776)
Telecommunications          (203)        (210)          (496)        (431)
Three Dimensional
 Products and Services       (25)        (472)          (243)        (887)
Business Consulting
 Services                     (8)         (12)           (17)         (21)
Corporate and Other         (652)      (1,238)        (1,241)      (2,769)
                         --------     --------       --------     --------
 Total net loss          $  (313)     $(1,719)       $(2,405)     $(4,108)
                         ========     ========       ========     ========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5) Industry Segments (continued)

                              Three Months                   Six Months
                                  Ended                        Ended
                        -------------------------   --------------------------
                            June 30,    June 30,        June 30,    June 30,
                            1996         1995           1996          1995
                            ----         ----           ----          ----
Depreciation and
 Amortization:
Contract Engineering
 Services                $   121      $   128        $   235       $   256
Medical Diagnostics        1,256        1,237          2,498         2,490
Audio Products
 Manufacturing                37           75             79            75
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       16            8             32            15
Medical Information
 Services                    111          134            220           265
Telecommunications             8            8             16            15
Three Dimensional
 Products and Services        64          323            346           382
Business Consulting
 Services                      1            1              1             1
Corporate and Other           --            4              3             9
                         -------      -------        -------       -------
 Total depreciation
 and amortization        $ 1,614      $ 1,917        $ 3,430       $ 3,507
                         =======      =======        =======       =======

Capital Expenditures:
Contract Engineering
 Services                 $   22      $     9        $    41       $    20
Medical Diagnostics          183           55          1,304           102
Audio Products
 Manufacturing                59           56             72            56
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       --            3                 --         6
Medical Information
 Services                     15           27             35            31
Telecommunications            --           --             --            --
Three Dimensional
 Products and Services        --           61             --           101
Business Consulting
 Services                     --           --             --            --
Corporate and Other            2            2              7            21
                          ------      -------        -------       -------
 Total capital
  expenditures            $ 281       $   213        $ 1,459       $   337
                          =====       =======        =======       =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(5)  Industry Segments (continued):

                                                       At June 30,
                                                  ---------------------
Segments:                                           1996        1995
- --------                                          ---------   ---------
Identifiable Assets:
Contract Engineering Services                    $  7,180       $10,685
Medical Diagnostics                                42,885        40,864
Audio Visual Manufacturing
 and services                                       1,913         2,397
Electro-Mechanical and Electro-Optical
 Products Manufacturing                             4,043         4,760
Medical Information Services                        8,442         6,317
Telecommunications                                  1,559         1,225
Three Dimensional Products and Services             1,213         2,017
Business Consulting Services                          270           287
Corporate and other                                 3,132         1,599
                                                   ------        ------
Total Identifiable Assets                          70,637       $70,151
                                                   ======       =======

(6)  Equity:

Conversion of Series A Preferred Stock - During the six months ended June 30, 1996 the Company issued 5,237,502 shares of common stock upon the conversion of 40,224 shares of series A preferred stock.

Regulation S Offerings - Pursuant to offerings made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $913 in conjunction with the issuance of 13,250,000 shares of common stock for the six month period ended June 30, 1996.

Non-Employee Directors, Consultants and Advisors Stock Options:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. Pursuant to the plan during April 1996, 200,000 shares were issued for no cash consideration, resulting in $45 of consulting costs computed as follows:

      Shares                                 200,000
      Value of stock at date of grant       $0.28125
                                             -------
      Full value of stock                         56
      20% discount                               (11)
                                             -------
      Discounted value of stock                   45
      Exercise proceeds                           --
                                             -------
      Total consulting costs                $     45
                                             =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(7)  Issuance of Stock Options and Warrant to Purchase Stock of a Subsidiary:

A subsidiary of the Company issued stock options and warrants to purchase stock. The fair market value of the underlying securities exceeded the exercise price by $2,229 and this excess was expensed for the six months ended June 30, 1996. The following details the calculation of the expense:

          Per share fair market value
           of underlying securities at
           the date of grant                       $3.20
          Per share exercise price                  2.00
                                                    ----
          Excess of fair market value
           over the exercise price                 $1.20
          Number of underlying shares          1,857,750
                                               ---------
          Total Expense (in 000's)                $2,229
                                               =========
As a result of recording the above expense, minority interest increased by $2,229.

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

  (ii) - Concept issued to SISC 850,000 shares of Common Stock, Series B Warrants to purchase 475,000 shares of Common Stock at $3.50 per share, 23,750 shares of Series A Preferred Stock, which will be converted into 1,900,000 shares of Common Stock upon the filing of the Certificate of Amendment, 23,750 shares of each of Series B and C Preferred Stock, which are convertible into an aggregate of 2,375,000 shares of Common Stock if certain levels of income before income tax are met, and 25,000 shares of Concept's Series D Preferred Stock, which is not convertible and which has a redemption price of

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(8)  Reverse Merger (continued):

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

(9) Pro Forma Results:

The following pro forma unaudited results assume that the reverse merger in Note
(8) had occurred at the beginning of the indicated periods:

                              Three Months                   Six Months
                                  Ended                        Ended
                        -------------------------   --------------------------
                            June 30,    June 30,        June 30,    June 30,
                            1996         1995            1996         1995
                            ----         ----            ----         ----
Net revenues             $27,860      $27,733         $54,373     $ 56,800
                          ======       ======          ======       ======
Net income (loss)       ($   313)    ($ 1,719)       ($ 2,405)    $ (4,170)
                          ======       ======          ======       ======
Income (loss) per share ($  0.01)    ($  0.08)       ($  0.06)    $  (0.20)
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

(10)  Related Party Transactions

Sale of Common Stock Investments to an Officer:

During April 1996, the chief executive officer and director of the Company exercised an option to purchase common stock investments held by the Company at 110% of the cost of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company and payable within five years from the date of the purchase. Total receivables outstanding under such sale approximates $445, including imputed interest at 5.88%. $72 of such receivable relates to such exercises that occurred during the year ended December 31, 1995.

(11)  Subsequent Events

Conversion of Series A Preferred Stock:

From the period July 1, 1996 through August 16, 1996, the Company issued approximately 34,000 shares of common stock upon the conversion of 8,441 shares of series A preferred stock.

Subsidiary's Initial Public Offering:

During August 1996, NetSmart, a subsidiary of the Company operating in the Medical Information Services segment completed an initial public offering selling common shares representing 22% of the outstanding shares and expects to receive net proceeds of approximately $4,500.

Subsidiary's Issuance of Stock:

During July 1996, Trans Global Services, Inc., a publicly held subsidiary of the Company operating in the Contract Engineering Services segment, issued 5,000,000 shares of common stock pursuant to a Regulation S offering and received net proceeds of $2,000.

Subsidiary's Tax Settlement:

In August 1996, Trans Global Services, Inc., a publicly held subsidiary of the Company operating in the Contract Engineering Services segment, entered into an agreement with the IRS to pay delinquent payroll taxes, interest and penalties. Trans Global has paid $1,253 and has agreed to pay the balance in eight equal monthly installments of $150 with the remaining balance to be paid in the ninth installment. The IRS has agreed to subordinate this obligation to Trans Global's asset based lender providing Trans Global is in compliance with current IRS regulations concerning the timely deposits of Federal employment and withholding taxes.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               (dollars in 000's)
- --------------------------------------------------------------------------------

(12)  Restated Employment Agreements:

Chief Executive Officer:
During May 1996, the chief executive officer's ("CEO") employment contract was restated, effective as of January 1996, and supersedes the contract dated October 1, 1994. Per the terms of the amended contract the CEO shall receive a salary of $250 per year through the year 2000, the expiration date of the contract. The annual compensation may be increased from time to time by the Board of Director's of the Company and commencing January 1, 1996 and on each January 1 thereafter during the term of the contract, the CEO shall receive an increase in annual compensation equal to the greater of (A) 5% of his salary in effect prior to the increase or (B) the cost of living increase as determined per the Consumers Price Index as published by the Bureau of Labor Statistics of the United States Department of Labor. In addition, the CEO is entitled to a bonus equal to 10% of the amount by which the greater of (A) the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles or (B) the Company's consolidated net cash flow exceeds $350. Net cash flow is calculated as consolidated net income, plus depreciation, amortization and other noncash items of expense, minus payments of principal amounts of indebtedness, all determined in accordance with generally accepted accounting principles. Additional benefits to be received by the CEO include: (a) four weeks paid vacation; (b) disability insurance providing for the payment to the CEO of a minimum of 60% of his salary; (c) life insurance with a face value of $2,000, payable to the CEO's designated beneficiary; (d) health, vision and dental insurance; and (e)an automobile to be provided to the CEO by the Company. Furthermore, the restated employment agreement confirms the grant to the CEO of option to purchase 10% of any equity interest now held by the Company or any of its subsidiaries. The option shall be exercisable during the 5 year period commencing on the later of the date of this agreement or the date the Company acquires the securities. The exercise price of the option shall be equal to 110% of the Company's cost of such securities as determined in accordance with generally accepted accounting principles. Payment of the option exercise price shall be made by the CEO within 5 years from the date of the exercise, without interest.

Chief Financial Officer:

During April 1996, the Chief Financial Officer's ("CFO") employment contract was amended in order to be in compliance with loan covenants required by the lender of the loans for the Medical Diagnostics segment. Such amendment extended the term of employment from the December 31, 2000 to December 31, 2002. During the years ended 2001 and 2002, the CFO's base salary shall be $236 and $252, respectively.

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

Improved Operating Results:

The Company has a significant reduction in loss for six of the segments for the three months June 30, 1996 and five of the segments for the six months June 30, 1996 compared to 1995 and also shows a significant reduction in corporate and other expenses. On an overall basis, the net loss for the three months June 30, 1996 was $1,406 less than in 1995 and for the six months June 30, 1996, which includes $2,229 of noncash expense related to a subsidiaries issuance of stock options and stock purchase warrants in the medical information services segment, was $1,703 less than in 1995.

Debt Refinancing:

In January 1996, the Company refinanced a significant portion of the current subordinated debt that was to be paid by the Medical Diagnostics segment in 1996. Such financing consisted of a term loan of $2,000, a revolver loan of $6,000 and the extension of approximately $6,300 of subordinated debt balloon payments from a 1996 due date to a 2002 due date. At the time of the refinancing, the effect was a reduction of current debt of approximately $8,363.

Improved Working Capital Condition:

As of December 31, 1995, the Company had a working capital deficit of $13,360. As of June 30, 1996, this working capital deficit has been reduced to $2,092, in large part to the aforementioned debt refinancing. The Company's continued ability to reduce the working capital deficit relies primarily on the success of continuing efforts to increase the profitability of the underlying subsidiaries and a proposed additional refinancing of current subordinated debt which would result in a shift of $4,000 of current debt, due in September 1996, to notes with a five year amortization period in the Medical Diagnostics segment. As further explained in the following "Sources of Cash" discussion, restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash.

Equity Offerings:

During August 1996, NetSmart, a subsidiary of the Company operating in the Medical Information Services segment, completed an initial public offering issuing common shares representing approximately 22% of the outstanding shares and expects to receive net proceeds of approximately $4,500. In July 1996 a subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

FINANCIAL CONDITION:

LIQUIDITY (continued):

CAPITAL RESOURCES:

operating in the contract engineering services segment (which is already publicly held), raised $2,000 from the sale of common stock (note 11 to the consolidated financial statements). This segment is currently in negotiations with respect to an additional financing, however, no assurance can be given that the segment will be successful in obtaining such financing.
Sources of Cash:

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $2,637 at June 30, 1996 compared to $1,636 at December 31, 1995. During the six months ended June 30, 1996, the Company's operations generated $2,915 of cash from operations of which the medical diagnostics segment company, International Magnetic Imaging, ("IMI") generated approximately $3,822 from operations while the remaining segments used approximately $907 in operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of June 30, 1996 the most significant impact from these restrictions is on the Three Dimensional Products and Services segment which is currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that this segment obtain alternative sources of funding (i.e. equity offerings, creditor financing) or increased volume at higher operating margins, in order to continue as an operating segment. The remaining segments were relatively unaffected by the restrictions on IMI's cash since they operated substantially with their own cash flows. Other significant sources of cash includes proceeds from the issuance of long-term debt of $9,777, proceeds from the issuance of stock of $1,288, collections on repayments of notes receivable of $2,078 and proceeds from the sale of marketable securities of $854.

Uses of Cash:

Uses of cash includes the repayment of long-term and subordinated debt of $9,052, capital expenditures of $1,459, payments on capital leases of $675, advances on notes receivables of $2,176, net repayments to factors of $1,512, purchases of investments of $550 and expenditures of $280 for software development. Other net sources and uses of cash amounted to $207.

Changes in Other Working Capital Assets and Liabilities:

The other significant changes in working capital includes an increase in accounts receivable of $3,206 (primarily from an increase in sales volume in the Medical Diagnostics segment) and an increase in accounts payable and accrued expenses and accrued payroll and related expenses of approximately $3,448 (primarily from an increase in payroll and payroll related obligations of the contract engineering services segment).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

FINANCIAL CONDITION:

CAPITAL RESOURCES (continued):
Effect of Loan Defaults:

The Company is in default on loans approximating $1,000 as of June 30, 1996 in the Medical Services and Audio/Visual Services segments. Such defaults have not had, and are not expected to have a significant impact on the operations of the related segments.
The creditors have not called such loans and are working under extended repayment terms.

RESULTS OF OPERATIONS:

Consolidated operating income (losses) for the three months June 30, 1996 improved by $774 from an operating loss of $413 for the 1995 quarter to operating income of $361 for the 1996 quarter. The operating loss for the six months June 30, 1996 decreased by $79 from $1,726 for 1995 compared to $1,647 for 1996. The six months June 30, 1996 includes $2,229 of noncash expenses related to a subsidiaries issuance of stock options and stock purchase warrants in the medical information services segment. Excluding, the noncash expenses in the medical information services segment, the overall improvement in operating results was achieved by an increase in overall gross margins of $923 while operating expenses remained relatively level for the three months June 30, 1996 and an increase in overall gross margins of $$1,653 and a reduction in operating costs of $655 for the six months June 30, 1996. Such advances in profitability were achieved while revenues remained relatively level for the three months June 30, 1996 and decreased by $1,771 for the six months June 30, 1996. The decrease in revenues is attributed to the contract engineering services segment which on January 1, 1996 lost a contract with one of its significant customers. By the end of the six months June 30, 1996, the segment had recovered its revenues such that the annual rate of revenue was substantially the same as prior to the loss of the contract. On an overall basis, the consolidated net loss for the three and six months June 30, 1996 compared to 1995 decreased by $1,406 or 82% and $1,703 or 42%, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
                          June 30,      June 30,     June 30,     June 30,
Revenues:                   1996          1995         1996         1995
- --------                    ----          ----         ----         ----
Contract Engineering
 Services                    53%           56%          52%          59%
Medical Diagnostics          27%           25%          29%          25%
Audio/Visual Manufact-
 uring and Services           3%            3%           3%           2%
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       3%            5%           3%           4%
Medical Information
 Services                     8%            7%           8%           6%
Telecommunications            4%            2%           3%           2%
Three Dimensional
 Products and Services        1%            1%           1%           1%
Business Consulting
 Services                     1%            1%           1%           1%

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
                          June 30,      June 30,     June 30,     June 30,
Gross Profit:               1996          1995         1996         1995
- ------------                ----          ----          ----        ----
Contract Engineering
 Services                    24%           25%           19%         18%
Medical Diagnostics          53%           57%           59%         62%
Audio/Visual Manufact-
 uring and Services           4%            3%            3%          1%
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       3%            1%            2%          4%
Medical Information
 Services                    10%           10%           11%          9%
Telecommunications            3%            2%            2%          2%
Three Dimensional
 Products and Services        2%            1%            3%          3%
Business Consulting
 Services                     1%            1%            1%          1%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's)

RESULTS OF OPERATIONS (continued):

                                       Percentage of Total
                                       -------------------
                            Three Months Ended         Six Months Ended
                          ----------------------     ---------------------
Selling, General and      June 30,      June 30,     June 30,     June 30,
 Administrative Expenses    1996          1995         1996         1995
- ------------------------    ----          ----         ----         ----
Contract Engineering
 Services                    18%           13%          16%          14%
Medical Diagnostics          32%           28%          28%          29%
Audio/Visual Manufact-
 uring and Services           5%            4%           4%           1%
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing       5%            3%           4%           4%
Medical Information
 Services                    11%           13%          23%          13%
Telecommunications            7%            6%           5%           5%
Three Dimensional
 Products and Services        9%            9%           8%          10%
Business Consulting
 Services                     1%            1%           1%           1%
Corporate and Other          12%           23%          11%          23%

Discussion of Operations by Segment:

Contract Engineering Services - This segment is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations. Comparing 1996 to 1995, revenues decreased 3% and 14%, respectively, for the three and six month periods while gross margins increased 15% and 22%, respectively, for the three and six month periods. The decrease in revenues is attributed to the loss of a contract on January 1, 1996, from one of the segment's significant customers. By the end of the six months June 30, 1996, the segment had recovered its revenues such that the annual rate of revenue was substantially the same as prior to the loss of the contract. The increase in the gross margin is due to the fact that the remaining customers, as well as the newly acquired customers, generated higher margins than the significant customer that was lost. Selling, general and administrative expenses increased 34% and 27%. This increase primarily resulted from $250 in accrued penalties on late payroll tax withholding obligations for each of the quarters ended March 31, 1996 and June 30, 1996 and $80 of noncash expenses associated with the issuance of stock for consulting services during the six months June 30, 1996. Other income and expense items decreased 70% for both the three and six months as a result of lower interest expense from more favorable financing terms than those that existed in the prior periods. Overall, this increased net income by $217 for the three months June 30, 1996 and decreased the net loss by $467 for the six months June 30, 1996. Management believes that this segment can continue to generate profits by continuing to increase its revenues and increasing its gross margins. Profitability is dependent upon its ability to obtain equity financings. In July 1996, this segment raised $2,000 from the sale of common stock current. This segment is currently in negotiations with respect to an

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's) RESULTS OF OPERATIONS (continued):

additional financing, however, no assurance can be given that the segment will be successful in obtaining such financing, and the failure to obtain necessary financing could have a materiel adverse effect upon the segment.

Medical Diagnostics - This segment is engaged in the business of performing MRI and other diagnostic modality procedures in the health industry. Comparing 1996 to 1995 revenues increased 8% and 12% for the respective three and six month periods, while gross margins increased 12% and 13% for the respective three and six month periods. The increase in revenues is due to increases in scan procedure volume which was partially offset by decreasing reimbursement rates. Selling, general and administrative expenses increased 12% and 13% for the respective three and six month periods. During the three months June 30, 1996, this segment increased its staffing in order to have certain centers remain open seven days a week instead of six days a week accounting for $200 of the increase. The remaining increase for the three month comparative period is due to additional equipment leasing of $150 that did not exist in the 1995 comparative period. The increase for the six month comparative period is due primarily to the additional equipment leasing of $282 that did not exist in the 1995 comparative period. Other income and expense items (consisting primarily of interest expense) remained relatively level for the three and six months ended June 30, 1996. Net income for the three months ended June 30, 1996 remained relatively level with the comparative period. Net income for the six months June 30, 1996 increased by 25% due wholly to increases in the first quarter activity whereby revenues and gross margins increased while operating costs remained relatively level. Typically, this segment has its greatest revenue activity in the first quarter and management anticipated that revenues and gross margin in the second quarter of 1996 would be moderately less, which is consistent with the past performance of this segment. Management anticipates that the operating results of this segment for the third quarter of 1996 will remain level with the second quarter and the fourth quarter of 1996 will show a moderate increase.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of three companies, Sequential Electronic Systems, ("Sequential"), which manufactures optical encoders, encoded motors and limit programmers, S-Tech, which manufactures debit card vending machines and various avionics instrumentation devices and Televend which markets telephone debit cards and certain products manufactured by S-Tech. Comparing 1996 and 1995, revenues decreased 41% for the three months June 30, 1996 and remained relatively level for the six months June 30, 1996, while gross profit increased by 189% and 151% for the three and six months June 30, 1996, respectively. The significant decrease in revenues is attributed to lower levels of shipments to existing customers while new customers have not been obtained to replace the lost revenues. Gross margins went from 4% to 20% of revenues for the three month comparative period and went from (12%) to 5% for the comparative six month period which is due to the fact that the gross margins on current period contracts have higher margins than on revenues that were lost. Selling, general and administrative expenses decreased 28% which was the result of planned cutbacks in such costs. Net losses increased from $4 for 1995 to $171 for 1996, which again is primarily attributed to the decrease to government sector sales. Management has placed more emphasis on sales to the private sector through the marketing of the debit card vending machines and the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's) RESULTS OF OPERATIONS (continued):

debit card marketing efforts via agreements between distributors and Televend. Management anticipates that revenues and profitability will improve in the remaining quarters of 1996 if the proper financing is obtained, but is currently unable to estimate the amount of such improvement.

Medical Information Services - This segment is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network computing environment. This segment has developed proprietary network technology utilizing smart cards in financial network systems. Comparing 1996 to 1995, both revenues and gross margins increased 24% and 48% for the three and six month comparative periods, while selling, general and administrative expenses decreased 12% for the three month comparative period and increased 108% for the six month comparative period. The significant increase in selling, general and administrative expenses for the six month comparative period was due to a noncash expense resulting from a noncash expense of $2,229 related to the issuance of stock options and stock purchase warrants. During the prior periods this segment had relied primarily on revenues of previously existing customers and software programs and services. During 1996, the segment has increased its revenues and gross margins through contracts with new customers using the new technologies that it has spent significant amounts of money in the past developing. These positive developments were more than offset by the noncash expense from the previously mentioned stock options and stock purchase warrants which resulted in operating losses of $1,861 for the six months June 30, 1996 compared to operating losses of $663 for the six months 1995. For the three months comparative period, operating income improved by $208. An increase in interest expense of $44 and $127 for the three and six month comparative period was incurred due to additional debt, of which $500 was incurred during 1996. During August 1996, NetSmart, a subsidiary of the Company operating in the Medical Information Services segment, completed an initial public offering selling common shares representing approximately 22% of the outstanding shares and receiving net proceeds of approximately $4,500. Management estimates continued improvement in this segment's operating results in the future quarters of 1996.

Telecommunications - This segment is engaged in the business of marketing a wide range of telecommunications services including the resale of local exchange services through Competitive Access Providers ("CAP", the design and installation of end- user networks in addition to its newly formed debit card services and domestic and international long distance services. Comparing 1996 to 1995, revenues increased 44% and 60% for the respective three and six month periods while gross margins increased 61% and 31%. Comparing 1996 to 1995, selling, general and administrative expenses increased 17% and 16% for the respective three and six month periods. During 1996, this segment continued to grow its market share by pricing its retail services more competitively and incurred certain promotional costs that are estimated to be of a non-recurring nature. On an overall basis, the increased gross margins of this segment offset increased operational expense increases such that the net losses for both the comparative periods remained relatively level. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. Additionally, this segment needs to significantly increase its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's) RESULTS OF OPERATIONS (continued):

volume at higher margins in order to cover its operating costs. This segment currently has a backlog of approximately $4,000, and management estimates that revenues will increase throughout the remainder of the year, and if operating costs are maintained at the current level, this segment could break-even during the fourth quarter.

Three Dimensional Products and Services - This segment is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which the segment categorizes in three primary market groups: 1) surfacer imaging products, 2) CAD/CAM software products and services and 3) laser scanning products. Comparing the three months June 30, 1996 to 1995, revenues decreased 65% while gross margins increased marginally. Comparing the six months June 30, 1996 to 1995, revenues and gross margins decreased 56% and 17%, respectively. The primary reason for such decreases is due to the closure of one of the companies operating in this segment which produced revenues and gross margins for the three months 1995 of $247 and $78, respectively and for the six months ended June 30, 1995, $431 and $44, respectively. Additionally, in July 1996, this segment significantly reduced its operations in Europe and sold certain assets resulting in a one time gain of approximately $450, which is included in other income. The decision to close such operations was based on the fact that such companies operations did not align with the planned future for this segment and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses remained relatively level, however, the 1996 expenses includes $192 in noncash expense for the write-off of goodwill that could not be supported by the segment's current cash flow under generally accepted accounting principles. Excluding the goodwill write-off in the first quarter of 1996, ongoing expenses decreased approximately $246 for the six months June 30, 1996 because of planned expense cut backs as well as a decrease in product development costs. On an overall basis, the net loss for the three months June 30, 1996 was $25, a decrease of $447 from the 1995 comparative period. The net loss for the six months June 30, 1996 was $243, a decrease of $645 from the 1995 comparative period. Management currently anticipates that revenues and operating profits will significantly improve for this segment if the proper financing can be obtained which would allow this segment to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of this segment is significantly dependent on the success of such acquisition.

Audio Visual Manufacturing and Services - This segment is engaged in the business of manufacturing and marketing a professional line of loudspeakers. This segment was acquired during the second quarter of 1995 and therefore there is no comparable period for the six months June 30, 1995. During the three months June 30, 1996 comparative period this segments revenues and gross margin increased 15% and 45%. Such increases are due primarily to a an increase in European and Far Eastern sales which was complimented with a reduction in per unit manufacturing costs. Selling, general and administrative costs for the three months June 30, 1996 comparative period remained relatively level as did other income and expense items. For the six month period June 30, 1996, this segment generated $1,605 in revenues of which $1,266 were from domestic sales and $339 were from European and Far East sales. During the same period, gross margins were $358 or 22% of revenues

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's) RESULTS OF OPERATIONS (continued):

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

Corporate and Other selling, general and administrative expenses for the three and six month June 30, 1996 comparative periods decreased 43% and 47%, respectively. Such decrease is due primarily to noncash expense from the exercise of stock options for payment of consulting services which amounted to $740 and $1,265, respectively for the three and six months June 30, 1995. Included in selling, general and administrative expenses for the six months June 30, 1996 was approximately $80 in a bonus paid to the Company's Chief Financial Officer as a part of renegotiating the subordinated debt of the Medical Diagnostics segment. Corporate and other selling, general and administrative expense, other than that related to the exercise of stock options remained relatively level and it is currently anticipated that such costs will remain level throughout 1996. However, in the event that the Company negotiates additional acquisitions, such costs would increase accordingly.

Discussion of Other Significant Financial Line Items

Interest Expense for 1996 remained relatively level compared to 1995. The Company's debt financing activity during 1996 was primarily refinancing activity which extended current debt to long-term and from a rate of 7% to 11%. The increase in interest expense from the higher rate was offset by principal payments on other debt.

Gains and (Losses) on Investment Securities - During 1996 the Company's reported a gain on investment purchasing and sales activity of $138 and $175 for the respective three and six months ended June 30, 1996 and a loss on such activity of $10 and $131 for the respective comparable periods. The loss on investment activity in 1995 consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in that period. During April 1996, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the cost of such investments. The gain from such transaction with a related party was approximated $40. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in 000's) RESULTS OF OPERATIONS (continued):

Minority Interest in Loss of Subsidiaries - For the three months June 30, 1996 the minority interest in gain of subsidiaries was $21. For the three months June 30, 1995 and the six months June 30, 1996 and 1995, the minority interest in loss of subsidiaries was $113, $733 and $108, respectively. Changes to the minority interest in the gain and loss of subsidiaries, other than those changes related to the inherent differences in the net income and loss of subsidiaries from period to period, resulted from the minority issuance of stock options and stock purchase warrants in the medical information services segment, the issuance of minority owned stock in the contract engineering services segment and the sale of 10% of the equity position of the Company's investments in subsidiaries to the Company's CEO.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

1.  EX-11.1 Calculation of earnings per share.

2.  EX-27   Financial Data Schedule


               . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                       President and Director      August 16, 1996
- --------------------      (Principal Executive
Lewis S. Schiller          Officer)

/S/                       Chief Financial Officer     August 16, 1996
- --------------------      (Principal Financial and
George W. Mahoney          Accounting Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
June 30, 1996


1.  EX-11.1 Calculation of earnings per share.

2.  EX-27   Financial Data Schedule
             (filed in electronic format only with the SEC)

Consolidated Technology Group, Ltd. and Subsidiaries
June 30, 1996
EX-11.1 Calculation of Earnings per Share
- ----------------------------------------------------------------------------

                                                Three          Six
                                               Months        Months
                                                Ended         Ended
                                               June 30,      June 30,
                                                 1996          1996
                                               --------      --------
Net Loss                                      ($313,000)  ($2,405,000)
                                                =======     =========

Loss per Share:

     Loss per share - Note 1                     ($0.01)       ($0.06)
                                                   ====          ====

     Loss per Share - assuming full
       dilution - Note 2                         ($0.01)       ($0.06)
                                                   ====          ====

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (37,632,489 and 41,593,106 for the respective three and six months period ended June 30, 1996). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the period.

Note 2:

(i) Assumes that 200,000 common shares issued pursuant to the exercise of stock options were outstanding as of the beginning of the indicated periods.

(ii) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the year, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the period as quoted on the NASD.

(iii) Assumes that the current year conversions of preferred stock into 1,601,909 and 5,237,502 of common shares for the three and six month periods ended June 30, 1996, respectively, occurred at the beginning of the indicated periods.

(iv) Assumes that at the beginning of the indicated periods, the 26,372 remaining shares of preferred convertible shares were converted to common shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.

NOTE: THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT