Form 10-Q/A
period 1995-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-11-19
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        The Quarter Ended September, 1995
                          Commission File Number 0-4186

                       CONSOLIDATED TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)

           New York                                        13-1948169
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)

      160 Broadway, New York, NY                                 10038
(Address of principal executive offices)                       (Zip Code)


                                 (212) 233-4500
              (Registrant's telephone number, including area code)

Number of common shares outstanding as of November 15, 1995:         24,724,644

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

4) For the nine months ended September 30, 1995, increased selling, general and administrative expenses for the write-off of $460,459 of deferred offering costs and $21,000 for the write-off of investments in the Medical Information Services segment and $127,142 for increased payroll tax liabilities in the Three Dimensional Products and Services segment.

5) For the nine months ended October 31, 1994 statement of operations, reclass approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and increase selling, general and administrative expenses by approximately $2,450,000 relating to a reduction in the discount taken on stock option issuances. Related changes were also made to the cash flow statement.

6) In the cash flow statement for the nine months ended September 30, 1995 and October 31, 1994 the following changes were made:

    a) The noncash portions of the reverse merger are removed from the cash flow statement and are included in the supplemental disclosures of noncash investing activities

    b) Added supplemental disclosures of noncash investing and financing activities for the nine months ended October 31, 1994.

7) Disclosed the number of common shares authorized, issued and outstanding on the face of the balance sheet.

8) Expanded the discussion regarding the computation of earnings per share in the footnotes to describe the Company's treatment of the convertible preferred stock in calculating weighted average number of shares outstanding.

9) Added additional footnote disclosure regarding the restatement of prior period financial statements.

10) Added full disclosure of acquisitions that affect all periods presented in the financial statements. 11) Adjusted the segment analysis to reflect the increase in selling, general and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

11) Liquidity and Capital Resources

    a) Expanded discussion regarding the restriction of the use of a subsidiary's cash is added.

    b) Expanded discussion of changes in working capital assets/liabilities is added, including the proposed refinancing of current debt obligations.

    c)  Disclosure of the impact of loan defaults is added.

12) Results of Operations

    a) Adjusted the segment percentage tables to reflect the increase in the Corporate and Other segment's selling, general and administrative expenses.

    b) Discussion is changed to reflect the changes made to the nine months ended September 30, 1995 of $481,459 of expense related to the medical Information Services segment and $127,142 of expense related to the Three Dimensional Products and Services segment and for the nine months ended October 31, 1994, of approximately $115,000 of expense related to the issuance of stock options from unusual expense to selling, general and administrative expense and the $2,450,000 increase in selling, general and administrative expense relating to a reduction in the discount taken on the stock option issuances.

                      Consolidated Technologies Group Ltd.
                                      Index

                                                                          Page
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1995 and December 31, 1994.    2-3

Consolidated Statements of Operations - Three Months Ended  September
  30, 1995 and October 31, 1994 and the Nine Months Ended September 30,
  1995 and October 31, 1994                                                4-5

Consolidated Statement of Shareholders' Equity - September 30, 1995        6-8

Consolidated Statements of Cash Flows - Nine Months Ended September
  30, 1995 and October 31, 1994                                            9-11

Notes to Consolidated Financial Statements                                12-21

Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations.                             22-27

Part II:

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                  28

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                              September 30,
                                                   1995          December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Assets:
 Current assets:
  Cash and cash equivalents                    $ 1,892,009       $ 1,726,796
  Receivables, net of allowances                19,731,384        16,819,356
  Costs and estimated profits in
   excess of interim billings                    1,130693            501,713
  Inventories                                    4,142,402         3,466,328
  Loans receivable                                 618,263         1,363,249
  Prepaid expenses and other current assets        475,437           412,243
  Investments in common stock                           --           150,892
                                                ----------        ----------

    Total current assets                        27,990,188        24,440,577
                                                ----------        ----------

 Property, plant and equipment, net             12,015,272        12,984,305
                                                ----------        ----------

 Other assets:
  Capitalized software development costs           878,460         1,064,418
  Equipment leased to others                        94,035                --
  Goodwill, net                                 12,040,130        12,622,620
  Covenants not to compete, net                  2,488,925         3,450,665
  Customer lists, net                           12,134,994        12,770,200
  Deferred offering costs                               --           331,334
  Receivables, long-term                           420,800                --
  Receivables, related parties                     348,949           159,824
  Trademark, net                                   385,606                --
  Investments in common stock, long-term           557,204           383,345
  Other assets                                     661,745           382,969
                                                ----------        ----------

    Total other assets                          30,010,848        31,165,375
                                                ----------        ----------

     Total Assets                              $70,016,308       $68,590,257
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                              September 30,
                                                  1995           December 31,
                                               (Unaudited)           1994
                                               -----------       -----------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses        $ 9,406,347       $ 6,741,080
  Accrued payroll and related expenses           2,598,595         1,774,160
  Accrued interest                                 223,754           112,524
  Income taxes payable                             197,849            20,000
  Interim billings in excess of costs and
   estimated profits                             1,514,365         1,156,674
  Notes payable, related parties                   183,496           183,496
  Current portion of long-term debt              8,171,589         8,109,956
  Current portion of subordinated debt          13,808,332         3,437,050
  Current portion of capitalized lease
   obligations                                   1,428,167         1,206,710
                                                ----------        ----------

    Total current liabilities                   37,532,494        22,741,650
                                                ----------        ----------

 Long-term liabilities:
  Long-term debt                                 8,064,946         8,541,930
  Capitalized lease obligations                  2,490,930         2,676,085
  Subordinated debt                              5,294,047        17,925,868
                                                ----------        ----------

    Total long-term liabilities                 15,849,923        29,143,883
                                                ----------        ----------

Minority Interest                                2,769,566                --
                                                ----------        ----------
Shareholders' equity:
 Preferred stock                                    80,675            80,675
 Additional paid-in-capital, preferred stock       310,852           310,852
Common stock (50,000,000 shares authorized,
 23,707,264 and 17,577,260 shares issued and
 outstanding as of September 30, 1995 and
  December 31, 1994, respectively)                 237,073           175,773
 Additional paid-in-capital, common stock       50,337,873        45,597,653
 Accumulated deficit                           (35,444,844)      (29,287,714)
 Unrealized exchange translation                   243,585           (33,200)
 Deferred consulting fees                       (2,053,126)                -
 Net unrealized gain (loss) on long-term
 investments in common stock                       152,237          (139,315)
                                                ----------        -----------

   Total shareholders' equity                   13,864,325        16,704,724
                                                ----------        ----------

   Total Liabilities and Shareholders' Equity  $70,016,308       $68,590,257
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

                                                 Three Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $26,867,836       $10,705,195

Direct Costs                                    21,873,963         8,552,547
                                                ----------        ----------
Gross Profit                                     4,993,873         2,152,648

Selling, General and Administrative              6,030,833         2,480,644
                                                ----------        ----------
Loss from Operations                            (1,036,960)         (327,996)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                                 (933,284)         (487,085)
 Other income (expense)                           (311,817)          137,897
 Losses on investment securities                        --               (11)
                                                ----------        ----------
  Total other income (expense)                  (1,245,101)         (349,199)
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (2,282,061)         (677,195)

Income Taxes                                       (39,269)               --

Minority Interest                                  272,128             7,235
                                                ----------        ----------
Net Loss                                      ($ 2,049,202)     ($   669,960)
                                                ==========        ==========

Net loss per share                                  ($0.09)           ($0.05)
                                                      ====              ====

Weighted average number of common shares        23,707,264        14,205,789
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

                                                 Nine Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------

Revenues                                       $83,011,548       $23,964,291

Direct Costs                                    67,812,085        20,834,158
                                                ----------        ----------
Gross Profit                                    15,199,463         3,130,133

Selling, General and Administration             17,962,426         9,095,187
                                                ----------        ----------
Loss from Operations                            (2,762,963)       (5,965,054)
                                                ----------        ----------
Other Income (Expense):
 Interest expense                               (3,087,305)         (828,420)
 Other income (expense)                           (407,960)          504,229
 Losses on investment securities                  (130,515)             (531)
 Unusual items                                          --                --
                                                ----------        ----------
  Total other income (expense)                  (3,625,780)         (324,722)
                                                ----------        ----------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest            (6,388,743)       (6,289,776)

Income Taxes                                      (148,497)               --

Minority Interest                                  380,110           121,073
                                                ----------        ----------
Net Loss                                      ($ 6,157,130)     ($ 6,168,703)
                                                ==========        ==========

Net loss per share                                  ($0.29)           ($0.43)
                                                      ====              ====

Weighted average number of common shares        21,488,233        14,205,789
                                                ==========        ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
               For the Nine Month Period Ended September 30, 1995
                                   (Unaudited)

                                     Stock
                                     Issued     Unreal-                          Amort-      Recog-
                                     in Lieu     ized                           ization       nized
                          Balance    of Cash    Gain on                         of Def-      Invest-      Balance
                             at       Stock      for                 Exchange     erred        ment         at
                          December   Options    Services      Net     Trans-    Consult-     Security   September 30,
                          31, 1994   Exercised  Rendered     Loss     lation    ing Fees      Losses        1995
                          --------   ---------  --------    ------   --------   --------     --------    ----------
Preferred stock,  $1.00
 par value, 6% series
 "A", 77,713 shares
 authorized:
              Shares        77,713          --        --        --         --         --           --        77,713
                           =======     =======   =======   =======    =======    =======      =======       =======
              Amount      $ 77,713          --        --        --         --         --           --      $ 77,713
                           =======     =======   =======   =======    =======    =======      =======       =======
Preferred stock, $3.50
 and $0.10 par value,
 series "B" and "E",
 8,000 shares
 authorized each:
              Shares           262          --        --        --         --         --           --           262
                           =======     =======   =======   =======    =======    =======      =======       =======
              Amount      $    262          --        --        --         --         --           --      $    262
                           =======     =======   =======   =======    =======    =======      =======       =======
Preferred stock, $1.00
 par value, $8.00
 subordinated, series
 "F", 6,000 shares
 authorized:
              Shares         2,700          --        --        --         --         --           --         2,700
                            ======      ======   =======   =======    =======    =======      =======       =======
              Amount       $ 2,700          --        --        --         --         --           --       $ 2,700
                            ======      ======   =======   =======    =======    =======      =======       =======
                                                                                                         (continued)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
               For the Nine Month Period Ended September 30, 1995
                                   (Unaudited)

                                     Stock
                                     Issued     Unreal-                          Amort-      Recog-
                                     in Lieu     ized                           ization       nized
                          Balance    of Cash    Gain on                         of Def-      Invest-       Balance
                             at       Stock      for                 Exchange    erred        ment          at
                          December   Options    Services      Net     Trans-    Consult-     Security   September 30,
                          31, 1994   Exercised  Rendered     Loss     lation    ing Fees      Losses         1995
                          --------   ---------  --------    ------   --------   --------     --------    ----------
Total preferred  stock:
              Shares        80,675          --        --        --         --         --           --        80,675
                           =======      ======   =======   =======    =======    =======      =======       =======
              Amount      $ 80,675          --        --        --         --         --           --      $ 80,675
                           =======      ======   =======   =======    =======    =======      =======       =======
Additional  Paid- in
 capital, preferred
 stock                   $ 310,852          --        --        --         --         --           --     $ 310,852
                          ========     =======   =======   =======    =======    =======      =======      ========

Common stock, $0.01
 par value, 50,000,000
 shares authorized:
              Shares    17,577,260   6,000,000   130,004          --        --         --         --     23,707,264
                        ==========   =========  ========     =======    =======    =======    =======    ==========
              Amount     $ 175,773    $ 60,000   $ 1,300          --        --         --         --      $ 237,073
                          ========     =======    ======     =======    =======    =======    =======      ========

Additional paid- in
 capital, common
 stock                $ 45,597,653 $ 4,627,500 $ 112,720           --       --         --         --   $ 50,337,873
                       ===========  ==========  ========     ========   =======    =======    =======   ============
Accumulated deficit   ($29,287,714)         --        -- ($ 6,157,130)      --         --         --  ($ 35,444,844)
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

                                                Stock
                                                Issued                  Unreal-    Amort-    Recog-
                                                in Lieu                  ized     ization     nized
                          Balance               of Cash                Gain on    of Def-    Invest-      Balance
                            at         Stock      for                  Exchange    erred      ment         at
                          December    Options   Services      Net       Trans-    Consult-   Security  September 30,
                          31, 1994   Exercised  Rendered     Loss       lation    ing Fees    Losses        1995
                          --------   ---------  --------    ------     --------   --------   --------    ----------
Unrealized exchange
 translation             ($ 33,200)        --         --          --  $ 276,785         --         --     $ 243,585
                           =======     =======    ======     =======   ========    =======    =======      ========

Deferred consult-
 ing fees                       -- ($2,312,500)       --          --         --  $ 259,374         --  ($ 2,053,126)
                           =======   =========    ======     =======    =======    =======    =======    ==========

Unrealized gain (loss)
 on long-term invest-
 ments in common stock   ($139,315)         --        --          --         --         --  $ 291,552      $152,237
                           =======     =======    ======     =======    =======    =======   ========       =======

Total                 $ 16,704,724 $ 2,375,000 $ 114,020 ($6,157,130) $ 276,785  $ 259,374  $ 291,552  $ 13,864,325
                       ===========  ==========  ========   =========   ========   ========   ========   ===========
                                                                                                         (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Nine Month Periods
                  Ended September 30, 1995 and October 31, 1994
                                   (Unaudited)
                                                 Nine Month Periods Ended
                                                ---------------------------
                                               September 30,      October 31,
                                                   1995              1994
                                                ----------        ----------
Cash Flows from Operating Activities:
 Net loss                                     ($ 6,157,130)      ($6,168,703)
                                                ----------         ---------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                 5,365,696           854,370
   Minority interest in loss of
    consolidated subsidiaries                     (380,110)         (121,073)
   Bad debt expense                                764,852            62,940
   Value of stock issued in lieu of cash
    payments for services rendered                 114,020                --
   Deferred charges on option exercise           1,409,374         2,870,000
   Other Compensation                                   --           135,000
   Loss on common stock investments                130,515            13,044
   Write-down of fixed assets to fair value             --           225,000
   Write-off deferred offering costs               460,459                --
 Change in assets and liabilities:
  (Increase) decrease in assets:
    Receivables                                 (3,335,739)         (963,959)
    Inventories                                    135,429           458,849
    Costs and estimated profits in
     excess of interim billings                   (628,980)               --
    Prepaid expenses and other current assets       31,697          (768,504)
  Increase (decrease) in liabilities:
    Accounts payable and  accrued expenses       1,978,635           762,560
    Accrued payroll and related expenses           824,435        (1,271,873)
    Income taxes payable                           177,849            (5,550)
    Accrued interest                                28,587          (312,228)
    Interim billings in  excess of costs
     and estimated profits                         357,691                --
                                                ----------        ----------
     Total adjustments                           7,434,410        (1,938,576)
                                                ----------        ----------
Net cash provided by (used in)
 operating activities                            1,277,280        (4,230,127)
                                                ----------        ----------
Cash Flows from Investing Activities:
 Increase in other assets                           78,912          (324,234)
 Capital expenditures                             (683,762)         (318,248)
 Capitalized software development costs            (97,950)         (375,735)
 Investments in common stock                        (7,406)         (506,453)
 Proceeds from sale of common
  stock investments                                364,578                --
 Payments for loans made                        (2,025,108)       (1,565,339)
 Collections for repayment of loans made         1,954,017           298,340
 Acquisition of subsidiary                              --        (8,788,787)
 Cash of companies acquired and merged             504,210         2,494,290
 Cash of company sold                                   --            (5,945)
                                                ----------        ----------
Net cash provided by (used in)
 investing activities                               87,491        (9,092,111)
                                                ----------        ----------
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

                                                 Nine Month Periods Ended
                                                ---------------------------
                                              September 30,       October 31,
                                                   1995              1994
                                                ----------        ----------
Cash flows from financing activities:
 Increase in deferred offering costs              (129,125)          (85,708)
 Net advances from (payments to) a factor         (172,504)          750,910
 Proceeds from issuance of long-term debt        1,588,803         7,035,940
 Repayment of long-term debt                    (2,826,683)       (2,453,636)
 Payments on capital lease obligations            (808,989)          (88,306)
 Repayment of subordinated debt                 (2,260,539)               --
 Subsidiary's issuance of common stock           1,468,479                --
 Issuance of common stock                                          8,161,500
 Exercise of stock options                         716,000
 Proceeds from exercise of stock options         1,225,000         2,050,000
                                                ----------        ----------
Net cash provided by (used in)
 financing activities                           (1,199,558)       15,370,700
                                                ----------        ----------
Net Increase in Cash and Cash Equivalents          165,213         2,048,462

Cash and Cash Equivalents
 at Beginning of Period                          1,726,796         1,195,527
                                                ----------        ----------
Cash and Cash Equivalents
 at End of Period                              $ 1,892,009       $ 3,243,989
                                                ==========        ==========

Supplemental Disclosures of Cash
 Flow Information:

Cash paid for:
 Interest                                     $ 2,976,075       $   799,313
                                               ==========        ==========
 State income taxes                           $    29,352       $     5,550
                                               ==========        ==========

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

Suplemental Disclosure on Noncash Investing and Financing Activities:

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

During the nine months ended October 31, 1994:

Non-Cash Financing Activities:

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

(5)  Loss Per Share

Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to ba a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

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

(7)  Industry Segments:

The Company currently classifies its operations into eight business segments:
(i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Audio Products Manufacturing consists principally of a subsidiary that produces, markets and sells loudspeakers; (iv) Electro-Mechanical and Electro-Optical

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (v) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program;
(vi) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vii) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as proto-type building and reverse engineering; and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of theoperating activities of the holding company entities. Previously, the segmentation consisted of (i) Manufacturing, which is now included in the Electro- Mechanical and Electro-Optical segment; (ii) Fees and Services, which included the subsidiaries that are now classified in the Contract Engineering Services, Telecommunications and Business Consulting Services segments; and
(iii) Development Stage which previously included Medical Information Services and Three Dimensional Products and Services. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

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
                         ==========   ==========     ==========     ==========

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Industry Segments (continued)

                              Three Months                  Nine Months
                                  Ended                        Ended
                        -------------------------   ---------------------------
                        September 30, October 31,   September 30,   October 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Income (Loss) from
 Operations:
Contract Engineering
 Services               $   667,011  $    75,026    $   884,899    $  (113,085)
Medical Diagnostics       1,025,775      469,367      3,868,080        469,367
Audio Products
 Manufacturing             (229,468)          --       (295,670)            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (95,770)     102,163       (220,363)      (680,454)
Medical Information
 Services                  (744,600)    (395,000)    (1,377,199)      (862,302)
Telecommunications         (110,338)     (24,630)      (521,494)         2,309
Three Dimensional
 Products and Services     (762,091)    (271,016)    (1,589,129)      (849,838)
Business Consulting
 Services                   (23,652)     (15,894)       (41,696)      (173,492)
Corporate and Other        (763,827)    (268,012)    (3,470,328)    (3,757,559)
                         ----------   ----------     ----------     ----------
 Total loss
  from operations      $(1,036,960) $  (327,996)   $(2,762,963)   $(5,965,054)
                         ==========   ==========     ==========     ==========

Net Income (Loss):
Contract Engineering
 Services               $   151,974  $   (76,392)   $  (316,707)   $  (174,379)
Medical Diagnostics         403,505      276,997      1,864,777        276,997
Audio Products
 Manufacturing             (251,450)          --       (340,140)            --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing     (97,795)      90,350       (224,309)      (568,830)
Medical Information
 Services                  (829,845)    (469,266)    (1,605,879)      (898,425)
Telecommunications         (119,212)     (30,736)      (550,426)        (3,797)
Three Dimensional
 Products and Services     (763,466)    (276,945)    (1,650,820)      (888,180)
Business Consulting
 Services                     9,148      (19,311)       (11,852)      (183,736)
Corporate and Other        (552,061)    (164,657)    (3,321,774)    (3,728,353)
                         ----------   ----------     ----------     ----------
 Total net loss         $(2,049,202) $  (669,960)   $(6,157,130)   $(6,168,703)
                         ==========   ==========     ==========     ==========

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Industry Segments (continued)

                              Three Months                  Nine Months
                                  Ended                        Ended
                        -------------------------   ---------------------------
                        September 30, October 31,   September 30,   October 31,
                            1995         1994            1995         1994
                            ----         ----            ----         ----
Depreciation and
 Amortization:
Contract Engineering
 Services               $   128,052  $    46,863    $   384,141    $   189,107
Medical Diagnostics       1,284,514      418,038      3,774,787        418,038
Audio Products
 Manufacturing              114,046           --        189,097             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      12,229        5,625         27,524         33,907
Medical Information
 Services                   141,509       78,624        406,496         98,159
Telecommunications            7,502           --         22,559         14,989
Three Dimensional
 Products and Services       93,669       36,668        548,455         92,725
Business Consulting
 Services                       528          528          1,584          1,585
Corporate and Other           3,684        2,536         11,053          5,860
                         ----------   ----------     ----------     ----------
 Total depreciation
 and amortization       $ 1,785,623  $   588,882    $ 5,365,696    $   854,370
                         ==========   ==========     ==========     ==========

Capital Expenditures (i):
Contract Engineering
 Services               $     8,807  $     7,880    $    34,571    $     7,880
Medical Diagnostics          71,611   10,950,122        173,863     10,950,122
Audio Products
 Manufacturing               41,626           --        471,258             --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing          --           --          6,473         23,191
Medical Information
 Services                   106,220        9,867        137,300      1,013,807
Telecommunications               --           --             --             --
Three Dimensional
 Products and Services       62,365       24,286        213,112        168,744
Business Consulting
 Services                        --           --             --          3,628
Corporate and Other              --          521         20,658         57,359
                         ----------   ----------     ----------     ----------
 Total capital
  expenditures          $   290,629  $10,992,676    $ 1,057,235    $12,224,731
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

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Industry Segments (continued)
                                                        At              At
                                                   September 30,    October 31,
                                                       1995            1994
                                                   -------------    -----------
Identifiable Assets:
Contract Engineering
 Services                                           $10,988,517     $ 5,216,992
Medical Diagnostics                                  40,248,781      41,300,463
Audio Products
 Manufacturing                                        4,144,686              --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing                               4,213,853       5,216,137
Medical Information
 Services                                             6,804,098       7,075,874
Telecommunications                                    1,402,969       1,012,649
Three Dimensional
 Products and Services                                1,961,947       1,702,323
Business Consulting
 Services                                               236,363         477,777
Corporate and Other                                      15,094       2,419,337
                                                     ----------      ----------
 Total identifiable
  assets                                            $70,016,308     $64,421,552
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
                                                     =========

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Capital Stock Transactions (continued)

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

(9)  Acquisitions:

(i) - On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of CSM. The Company is the parent of SIS Capital Corp. ("SISC"), which is the parent of CMH. In connection with the purchase, (i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500,000 which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC, (ii) CMH transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, Carte is to issue to CMH an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and
(iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares of common stock owned by SISC were transferred to CMH subject to the options. The options are exercisable at an exercise price of $.174 per share during the five-year period commencing on June 16, 1994, the date the acquisition of CSM was consummated. At the closing of the acquisition, the Company issued to such individuals an aggregate of 40,000 shares of its common stock. The purchase price of this acquisition included $3,851 for customer lists of CSM which will be amortized over 15 years under the straight line method. For accounting purposes, the results of operations of CSM are included with the results of the Company from July 1, 1994 onward.

(ii) - As of September 30, 1994, the Company acquired International Magnetic Imaging, Inc. and its affiliated entities ("IMI, Inc.") in a business combination accounted for as a purchase. The principal operations of IMI, Inc. are in the establishment and operation of outpatient diagnostic centers providing MRI services and other modalities. The results of operations of IMI, Inc. are included in the accompanying combined financial statements since the date of acquisition. The total cost of the acquisition was $31,872,000 which exceeded the fair value of net assets of IMI, Inc. by $11,068,000. The excess purchase price, or goodwill, will be amortized by the straight-line method over 20 years.

The other intangibles, specifically restrictive covenants and customer lists, will be amortized by the straight-line method over 3 years and 15 years, respectively.

The following summarizes the purchase price allocated to acquired assets at fair value.

   Cash                                              $ 6,960,000
   Subordinated Debt                                  19,863,000
   Stock (3,343,000)                                   2,920,000
   Notes [Covenants]                                     800,000
   Acquisition Costs                                   1,329,000
                                                      ----------
   Purchase Cost                                     $31,872,000
                                                      ==========

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9)  Acquisitions (continued):

Allocated to:
   Cash                                              $ 2,350,000
   Other Assets                                          421,000
   Covenants-Not-to-Compete                            3,303,000
   Property, Plant and Equipment                      10,903,000
   Accounts Receivable                                 7,379,000
   Managed Care Contracts - Customer Lists             5,656,000
   Liabilities Assumed                               ( 9,208,000)
   Goodwill                                           11,068,000
                                                      ----------
   Total                                             $31,872,000
                                                      ==========

The cash portion of the purchase price was subsequently refinanced through DVI. The notes issued in connection with the acquisition of the centers balloon primarily in September 1996, with notes in the principal amount of $860,000 maturing in September 1997. The notes issued to acquire IMI and MD Corp. balloon and mature in September 1997 and 1999, respectively. In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. dba DVI Capital. For accounting purposes, the results of operations of IMI are included with the results of the Company from October 1, 1994 onward.

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

(a) - Pursuant to an asset purchase agreement dated as of August 19, 1994 among ITS Management Corp., a Delaware Corporation and wholly-owned subsidiary of the Company ("ITS"), Job Shop and the sole stockholder of Job Shop, ITS acquired substantially all of the assets of Job Shop in exchange for 750,000 shares of the Company's common stock valued at $450, and the assumption of certain scheduled liabilities. The principal liability assumed was a $2 million obligation due to the Internal Revenue Service pursuant to a settlement arrangement which Job Shop had negotiated. The initial $500,000 payment was made in November, 1994. The balance is due in 15 monthly installments of $100,000, commencing May, 1995.

(b) - Pursuant to a plan and agreement of reorganization among CDS Acquisition Corp. ("CDS"), a Delaware corporation and wholly-owned subsidiary of the Company, CES and the sole stockholder of CES, CDS acquired substantially all of the assets of CES in exchange for 750,000 shares of the Company's common stock valued at $450,000, and the assumption of certain scheduled liabilities.

Prior to the acquisition, the businesses of Job Shop and CES were operated as divisions of the same company, along with one other division which was not acquired by the Company. For accounting purposes the results of operations of ITS and CDS are included with the results of the Company from November 22, 1994 onward.

(10) Reverse Merger

On May 8, 1995, SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of the Company, transferred all of its equity ownership in Trans Global Services, Inc. ("Trans Global") to Concept Technologies Group, Inc. ("Concept"), pursuant to an agreement dated as of March 31, 1995. The transaction was accounted for as a reverse merger, with Trans Global being

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(10) Reverse Merger (continued)

the surviving company. As a result of the transaction, the Company's ownership in Trans Global decreased which increased minority interest by $2,109,597. The statement of operations for the three and six month periods ended June 30, 1995 and the cash flow statement for the six month period ended June 30, 1995 reflect the operations of Trans Global from the beginning of the respective periods and Trans Global includes Concept's operations from the date of the reverse merger. The consolidated balance sheet as of June 30, 1995 includes the net book value of Concept's assets and liabilities. The net assets of Concept at the date of the reverse merger were as follows:

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
                                                        =========

(11) Pro Forma Results

The following pro forma unaudited results assume that the reverse merger with Concept Technologies (as disclosed in footnote (10) above) and the acquisitions of Creative Socio-Medics, International Magnetic Imaging, Inc., Job Shop Technical Services and Computer Engineering Services (as disclosed in footnote
(9) above) had occurred at the beginning of the indicated periods:

                             Three Months                 Nine Months
                                Ended                        Ended
                    ---------------------------   ---------------------------
                    September 30,   October 31,   September 30,   October 31,
                        1995           1994           1995           1994
                        ----           ----           ----           ----
                                (in 000's except per share data))

Net revenues          $26,870        $24,760        $83,675        $69,705
                       ======         ======         ======         ======
Net loss              $(2,049)       $(2,780)       $(6,218)       $(7,763)
                       ======         ======         ======         ======
Loss per share        $ (0.09)       $ (0.18)       $ (0.29)       $(0.55)
                       ======         ======         ======         ======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(12)  Restatements of Prior Period Financial Statements
The years ended December 31, 1994 and July 31, 1994 financial statements have been restated. The following summarizes and describes impact of the restatement on the periods included as a part of these financial statements.

                                  Three Months Ended     Nine Months Ended
                                 --------------------- ---------------------
                                 Sept. 30,   Oct. 31,  Sept. 30,  Oct. 31,
                                    1995        1994     1995       1994
                                 ---------   --------- --------   --------
                                                  (in 000's)
Income (Loss) from Operations:
Prior to Restatement               ($1,037)    ($  328) ($2,763)   ($3,400)
Prior Period Adjustments:
 Decrease in discount on shares
  issued for stock options [1]          --          --       --     (2,450)
 Reclass stock option expense
  from unusual to selling, general
  and administrative expenses [2]       --          --       --       (115)
                                    ------      ------   ------     ------
As restated                        ($  413)    ($2,411) ($1,726)   ($5,965)
                                    ======      ======   ======     ======

Other Income (Expense):
Prior to Restatement               ($1,245)    ($  349) ($3,526)   ($  440)
Prior Period Adjustments:
 Reclass stock option expense from
  unusual to selling, general and
  administrative expenses [2]           --          --       --        115
                                    ------      ------   ------     ------
As restated                        ($1,245)    ($  349) ($3,526)   ($  325)
                                    ======      ======   ======     ======

Net Income (Loss):
Prior to Restatement               ($2,049)    ($  670) ($6,157)   ($3,719)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                           --          --       --     (2,450)
                                    ------      ------   ------     ------
As restated                        ($2,049)    ($  670) ($6,157)   ($6,169)
                                    ======      ======   ======     ======

                                                    As of        As of
                                                  Sept. 30,   December 31,
                                                    1995          1994
                                                  ---------   ------------
Accumulated Deficit:                                     (in 000's)
Prior to Restatement                               ($29,201)   ($23,044)
Prior Period Adjustments:
 Decrease in discount on
  shares issued for stock
  options [1]                                        (5,870)     (5,870)
 Decrease in discount on shares
  issued in lieu of cash payment
  for services rendered [3]                             (36)        (36)
 Decrease in discount on shares
  issued for acquisitions [4]                          (338)       (338)
                                                     ------      ------
As restated                                        ($35,445)   ($29,288)
                                                     ======      ======

               Consolidated Technology Group Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(12)  Restatements of Prior Period Financial Statements

                                                    As of        As of
                                                  Sept. 30,   December 31,
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
                                                     ======      ======

[1] - The Company originally used a 60% discount for valuing shares issued and exercised pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $5,870,000 in prior periods of which $2,450,000 relates to the six months ended July 31, 1994. Such change did not impact the operating statement for the three and six months ended June 30, 1995 and the three months ended July 31, 1994.

[2] - The Company originally included $115,000 of noncash expenses from the issuance and exercise of stock options pursuant to a Non Employee Directors, Consultants and Advisors Stock Plan as an unusual expense in other income and expense. Such expense has been reclassified as an operating expense for the six months ended July 31, 1994 but did not impact the three and six months ended June 30, 1995 and the three months ended July 31, 1994.

 [3] - The Company originally used a 50% discount for valuing shares issued in lieu of cash payment for services rendered and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $36,000 in prior periods. Such change did not impact the three and six months ended June 30, 1995 or July 31, 1994.

[4] - The Company originally used a 50% discount for valuing shares issued in connection with the acquisition of a subsidiary and it was subsequently determined that only a 20% discount should be used resulting in an increase in noncash expenses of $338,000 in prior periods. Such change did not impact the three and six months ended June 30, 1995 and July 31, 1994.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition:

Liquidity and Capital Resources:

As of September 30, 1995 the working capital deficit was $9,542,306 compared to postive working capital of $1,698,927 at December 31, 1994. The Company's principal working capital consists of cash and cash equivalents which was $1,892,009 at September 30 compared to $1,726,796 at December 31, 1994. During the nine months ended September 30, 1995, the Company's principal source of cash was from the operations of the medical diagnostics segment company, International Magnetic Imaging, ("IMI"),. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of September 30, 1995 the most significant impact from these restrictions is on the Three Dimensional Products and Services and Medical Information Services segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). If these segments do not obtain alternative sources of funding (i.e. equity offerings, creditor financing or increased volume), it is uncertain whether these segments will continue as operating groups. The remaining segments are relatively unaffected by the restrictions on IMI's cash since they operate substantially with their own cash flows. Other sources of cash were proceeds from the issuance of long-term debt and common stock and proceeds from the exercise of stock options. During the same period, the principal use of cash was to purchase capital assets and to repay scheduled debt maturities and capital lease obligations.

Other significant changes in working capital include an increase in accounts receivable of approximately $2,912,000, due primarily to increased revenue volumes in the medical diagnostics and contract engineering services segments, an increase in accounts payable and accrued expenses of approximately $3,490,000, the result of extending trade payables and an increase in accrued payroll and related expenses of approximately $824,000, the result of the timing of payroll payments in the contract engineering services segment.

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

Effect of Loan Defaults:

The Company is in default on loans approximating $400,000 as of September 30, 1995 in the Medical Informations Services segment. Such default has not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and are working under extended repayment terms.

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

                                       Percentage of Total
                                       -------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
                          September 30, October 31,  September 30, October 31,
Revenues:                   1995          1994          1995         1994
--------                    ----          ----          ----         ----
Contract Engineering
 Services                   55.6%         48.8%         58.0%        64.4%
Medical Diagnostics         25.3%         22.0%         25.1%         9.8%
Audio Products
 Manufacturing               2.7%           --           1.8%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      3.7%          8.4%          4.3%        11.0%
Medical Information
 Services                    7.6%         12.5%          6.6%         5.7%
Telecommunications           4.0%          4.1%          2.6%         6.5%
Three Dimensional
 Products and Services       0.9%          4.1%          1.5%         2.3%
Business Consulting
 Services                    0.2%          0.1%          0.1%         0.3%

Percentage of Total
-------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
                          September 30, October 31,  September 30, October 31,
Gross Profit:               1995          1994          1995         1994
------------                ----          ----          ----         ----
Contract Engineering
 Services                   24.9%         14.6%         20.5%        40.3%
Medical Diagnostics         53.0%         46.3%         58.9%        31.9%
Audio Products
 Manufacturing               1.5%           --           1.5%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      5.3%         17.3%          4.5%         3.0%
Medical Information
 Services                    9.3%          3.8%          8.9%         2.5%
Telecommunications           4.3%          5.1%          2.6%        12.3%
Three Dimensional
 Products and Services       0.4%         12.6%          2.6%         8.0%
Business Consulting
 Services                    1.3%          0.3%          0.5%         2.0%

Results of Operations:

                                       Percentage of Total
                                       -------------------
                             Three Months Ended          Nine Months Ended
                          -------------------------  -------------------------
Selling, General and      September 30, October 31,  September 30, October 31,
 Administrative Expense:    1995          1994          1995         1994
-----------------------     ----          ----          ----         ----
Contract Engineering
 Services                    9.5%          9.6%         12.4%        15.1%
Medical Diagnostics         26.9%         21.3%         28.4%         5.8%
Audio Products
 Manufacturing               5.1%           --           2.9%          --
Electro-Mechanical and
 Electro- Optical
 Products Manufacturing      6.0%         10.9%          5.0%         8.5%
Medical Information
 Services                   20.0%         19.2%         15.2%        10.4%
Telecommunications           5.3%          5.4%          5.1%         4.2%
Three Dimensional
 Products and Services      13.0%         21.9%         11.0%        12.1%
Business Consulting
 Services                    1.5%          0.9%          0.7%         2.6%
Corporate and Other         12.7%         10.8%         19.3%        41.3%

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

Results of Operations:

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


Medical Information Services - This segment's operations are accounted for in one group referred to as CSMC which consists of two companies, CSMC and Creative Socio-Medics, ("CSM"), which was acquired in June 1994. This segment did not start having revenue and gross profit activity until the three month period ended October 31, 1994. As such there is no prior period comparability for the nine month periods. Revenues during the three and nine months ended September 30, 1995 approximated $2,050,000 and $5,397,000, respectively, and generated gross profits of approximately $464,000 and $1,359,000. Of such revenues, the Smart Card generated approximately, $111,000 and $215,000 for the three and nine months ended September 30, 1995. All other revenues and gross profits were generated from the on-going operations of CSM. Selling, general and administrative expenses for the three and nine month periods ended September 30, 1995 included approximately $195,000 and $529,000, respectively, of product enhancement expenses incurred by CSM. During the nine months ended September 30, 1995, expenses also included approximately $91,000 of non-cash financing costs and $300,000 for amortization of capitalized software development costs and customer lists. Additionally, selling, general and administrative expenses for the three and nine months ended September 30, 1995 includes $460,459 for the write-off of deferred offering costs and $21,000 for the write-off of permanently imparied investments. Up until July 31, 1994, all operations in this segment related to Carte's start-up costs which were charged to selling, general and administrative expenses. Management anticipates that the on-going operations of CSM will

Results of Operations:

remain relatively level and in order for this segment to achieve long-term profitability, sales of CSMC's Smart Card operations will need to increase significantly. At this time, it remains uncertain whether the Smart Card operations will generate sufficient revenue activity in order for this segment to become profitable.

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

Three Dimensional Products and Services - This segment consists of three companies, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI") and Computer Design Services, ("CDS"), which was acquired in November 1994. For the three and nine months ended September 30, 1995 compared to the three and nine months ended October 31, 1994, revenues have increased or (decreased) (44%) and 126%, respectively, and gross profits have increased or (decreased) (92%) and 56%, respectively. For both comparable periods, revenues and gross profits increased from the acquisition of CDS but such increases were offset by a decrease of approximately $183,000 in revenues and $120,0000 in gross profit during the third quarter for 3D Tech and 3DI. Losses from operations approximated $762,000 and $1,589,000, respectively for the three and nine months ended September 30, 1995. Although this segment has significantly increased revenues and gross profit, they have not yet reached a level to cover selling, general and administrative expenses. Additionally, included in selling, general and administrative expense is approximately $118,000 of amortized software development costs. During the remainder of 1995, management anticipates that this segment will have increasing sales based on current sales orders for the segment's surfacer software, optical laser scanner and laser tracer and other CAD/CAM products which will result in higher gross margins. Additionally, selling, general and administrative expenses are expected to decrease based on a reduction of overhead costs from the combining of resources functions of 3D Tech and CDS. Although the current trend is expected to result in a higher level of revenues and gross margins, it can not be determined at this time whether profit levels, if any, will be significant on a long-term basis.

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

Results of Operations:

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

   1.  EX-11.1 Calculation of earnings per share.
   2.  EX-27   Financial Data Schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CONSOLIDATED TECHNOLOGY GROUP LTD.
           (Registrant)


Date: November 14, 1996                 /S/
                                        ---------------------
                                        LEWIS S. SCHILLER
                                        (President & Chief Executive Officer)


Date: November 14, 1996                 /S/
                                        ---------------------
                                        GEORGE W. MAHONEY
                                        (Chief Financial Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
September 30, 1995


EX-11.1  Calculation of earnings per share.

EX-27    Financial Data Schedule (filed only to the SEC in electronic format)

Consolidated Technology Group, Ltd. and Subsidiaries

EX-11.1 Calculation of Earnings per Share
----------------------------------------------------------------------------

                                             Three          Nine
                                             Month          Month
                                             Period         Period
                                             Ended          Ended
                                          September 30,  September 30,
                                              1995           1995
                                              ----           ----

Net Loss                                  $(2,049,202)   $(6,157,130)
                                            =========      =========

Loss per Share:

     Loss per share - Note 1                   $(0.09)        $(0.29)
                                                 ====           ====

     Loss per Share - assuming full
       dilution - Note 2                       $(0.06)        $(0.18)
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