Form 10-Q
period 1996-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1996-11-19
CIK 89041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      The Quarter Ended September 30, 1996
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

Yes  _X_  No __

     Number of common shares outstanding as of November 13, 1996: 45,796,279

                       Consolidated Technology Group, Ltd.
                                      Index

                                                                          Page
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.     2-3

Consolidated Statements of Operations - Three and Nine Months
  Ended September 30, 1996 and 1995                                          4

Consolidated Statement of Shareholders' Equity - September 30, 1996          5

Consolidated Statements of Cash Flows - Nine Months Ended
  September 30, 1996 and 1995                                               6-8

Notes to Consolidated Financial Statements                                  9-16

Item 2.  Management's Discussion and Analysis of the Financial
  Condition and Results of Operations.                                     17-25

Part II:

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                    26

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1996                1995
                                                                                   ----                ----
Assets:
   Current assets:
     Cash and cash equivalents                                                  $4,530,000          $1,636,000
     Receivables, net of allowances                                             23,254,000          19,216,000
     Inventories                                                                 4,025,000           3,701,000
     Loans receivable                                                            1,746,000             396,000
     Prepaid expenses and other current assets                                     898,000             436,000
     Excess of accumulated costs over related billings                             799,000           1,002,000
     Investments in common stock                                                        --              20,000
                                                                                ----------              ------
       Total current assets                                                     35,252,000          26,407,000
                                                                                ----------          ----------

   Property, plant and equipment, net                                           14,072,000          11,034,000
                                                                                ----------          ----------

   Other assets:
     Capitalized software development costs                                        811,000             502,000
     Goodwill, net                                                              11,219,000          11,881,000
     Covenants not to compete, net                                               1,207,000           2,168,000
     Customer lists, net                                                        11,003,000          11,684,000
     Deferred offering costs                                                       128,000                  --
     Loans receivable, long-term                                                 1,673,000             219,000
     Receivables, related parties                                                1,460,000             544,000
     Trademark, net                                                                372,000             383,000
     Investments in common stock, long-term                                        586,000             405,000
     Other assets                                                                1,760,000           1,085,000
                                                                                 ---------           ---------
       Total other assets                                                       30,219,000          28,871,000
                                                                                ----------          ----------

         Total Assets                                                          $79,543,000         $66,312,000
                                                                               ===========         ===========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1996               1995
                                                                                   ----               ----
Liabilities and Shareholders' Equity:
   Current liabilities:
     Accounts payable and accrued expenses                                     $10,955,000         $11,095,000
     Accrued payroll and related expenses                                        4,180,000           2,332,000
     Accrued interest                                                              238,000             284,000
     Income taxes payable                                                          647,000             269,000
     Interim billings in excess of costs and estimated profits                   1,496,000           1,701,000
     Notes payable, related parties                                                335,000             290,000
     Current portion of long-term debt                                           9,319,000           9,080,000
     Current portion of subordinated debt                                          918,000          13,354,000
     Current portion of capitalized lease obligations                            1,588,000           1,362,000
                                                                                 ---------           ---------
       Total current liabilities                                                29,676,000          39,767,000
                                                                                ----------          ----------

   Long-term liabilities:
     Deferred interest                                                             371,000                  --
     Long-term debt                                                             19,262,000           6,210,000
     Capitalized lease obligations                                               2,973,000           2,198,000
     Subordinated debt                                                           6,656,000           5,003,000
                                                                                 ---------           ---------
       Total long-term liabilities                                              29,262,000          13,411,000
                                                                                ----------          ----------

Minority interest                                                               12,531,000           2,087,000
                                                                                ----------           ---------

Shareholders' equity:
   Preferred stock                                                                  26,000              70,000
   Additional paid-in-capital, preferred stock                                      92,000             266,000
   Common stock (50,000,000 shares authorized, 45,795,828 and
     26,655,071 shares issued and outstanding as of September 30,
     1996 and December 31, 1995, respectively)                                     457,000             267,000
   Additional paid-in-capital, common stock                                     52,005,000          51,020,000
   Accumulated deficit                                                         (44,804,000)        (40,648,000)
   Unrealized gain on exchange translation                                          74,000             (17,000)
   Net unrealized gain (loss) on long-term investment in common stock              224,000              89,000
                                                                                   -------              ------
       Total shareholders' equity                                                8,074,000          11,047,000
                                                                                 ---------          ----------

         Total Liabilities and Shareholders' Equity                            $79,543,000         $66,312,000
                                                                               ===========         ===========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                            Three Months Ended                    Nine Months Ended
                                              September 30,                         September 30,
                                           1996           1995                 1996            1995
                                           ----           ----                 ----            ----
Revenues                                $30,736,000    $26,868,000          $85,109,000    $83,012,000

Direct Costs                             25,006,000     21,874,000           67,520,000     67,812,000
                                         ----------     ----------           ----------     ----------

Gross Profit                              5,730,000      4,994,000           17,589,000     15,200,000

Selling, General and Administrative       8,265,000      6,030,000           21,771,000     17,963,000
                                          ---------      ---------           ----------     ----------

Income (Loss) from Operations            (2,535,000)    (1,036,000)          (4,182,000)    (2,763,000)
                                         -----------    -----------          -----------    -----------

Other Income (Expense):
   Interest expense                      (1,101,000)      (933,000)          (3,125,000)    (3,087,000)
   Other income (expense)                    67,000       (312,000)             670,000       (408,000)
   Gain (loss) from security sales          392,000             --              645,000       (131,000)
                                            -------      ---------              -------       ---------
     Total other expense - Net             (642,000)    (1,245,000)          (1,810,000)    (3,626,000)
                                           ---------    -----------          -----------    -----------

Loss Before Income Taxes and
   Minority Interest                     (3,177,000)    (2,281,000)          (5,992,000)    (6,389,000)

Income Taxes                                 25,000        (39,000)            (298,000)      (148,000)

Minority Interest in (Gain) Loss
   of Subsidiaries                        1,400,000        272,000            2,134,000        380,000
                                          ---------        -------            ---------        -------

Net Loss                                ($1,752,000)  ($2,048,000)         ($4,156,000)    ($6,157,000)
                                        ============  ============         ============    ============

Loss per Common Share                        ($0.04)       ($0.09)              ($0.10)         ($0.29)
                                             =======       =======              =======         =======

Weighted Average Number
   Common Shares                         45,454,442    23,707,264           40,258,838      21,488,233
                                         ==========    ==========           ==========      ==========

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity for the Nine Months Ended September 30, 1996

                                                                            Stock                  Unreal-
                                                                            Issued                  ized         Net       Balance
                                     Balance     Conversion                for the                 Gain on    Unrealized      at
                                       at           of           Stock     Exersize               Exchange    Investment   Septem-
                                  December 31,    Series A       Issued    of Stock      Net       Trans-      Security    ber 30,
                                      1995       Preferred      (Note 6)   Options      Loss       lation       Gains        1996
                                      ----       ---------      --------   -------    ----------  ---------    --------    --------
Preferred stock $1.00 par value,
  6% Series A, Authorized
  77,713 shares:
    Shares                             66,596     (43,705)            --        --            --         --         --       22,891
    Amounts                           $67,000    ($44,000)            --        --            --         --         --      $23,000

Preferred stock, $1.00 par value,
  $3.50 and $.10, Series B and E,
  8,000 shares authorized each:
    Shares                                262          --             --        --            --         --         --          262
    Amounts                            $1,000          --             --        --            --         --         --       $1,000

Preferred stock, $1.00 par value,
  $8.00 subordinated Series F,
  6,000 shares authorized:
    Shares                              2,700          --             --        --            --         --         --        2,700
    Amounts                            $2,000          --             --        --            --         --         --       $2,000
                                       ------     -------      ---------   -------    ----------    -------   --------       ------

Total Preferred stock, par            $70,000    ($44,000)            --        --            --         --         --      $26,000

Additional paid-in capital
  preferred stock                    $266,000   ($174,000)            --        --            --         --         --      $92,000

Common stock, $0.01 par value.
  50,000,000 shares authorized
    Shares                         26,655,071   5,690,757     13,250,000   200,000            --         --         --   45,795,828
    Amounts                          $267,000     $56,000       $132,000    $2,000            --         --         --     $457,000

Additional paid-in capital,
  common stock                    $51,020,000    $162,000       $780,000   $43,000            --         --         --  $52,005,000

Accumualted deficit              ($40,648,000)         --             --        --   ($4,156,000)        --         -- ($44,804,000)

Unrealized exchange translation      ($17,000)         --             --        --            --    $91,000         --      $74,000

Net unrealized gain on long-term
  investments in common stock         $89,000          --             --        --            --         --   $135,000     $224,000
                                  -----------        ----       --------   -------   -----------    -------   --------   ----------

   Total shareholders' equity     $11,047,000         ($0)      $912,000   $45,000   ($4,156,000)   $91,000   $135,000   $8,074,000
                                  ===========         ====      ========   =======   ============   =======   ========   ==========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                               Nine Month Period Ended
                                                                                                    September 30,
                                                                                              1996                 1995
                                                                                              ----                 ----
Cash Flows from Operating Activities:
   Net Loss                                                                                    ($4,156,000)         ($6,157,000)
                                                                                               ------------         ------------
   Adjustments to reconcile netloss  to net cash provided by operating activities:
     Depreciation and amortization                                                               5,470,000            5,365,000
     Minority interest in loss of consolidated subsidiaries                                     (2,134,000)            (381,000)
     Bad debt expense                                                                            1,258,000              765,000
     Noncash expense from subsidiary's issuance of stock
       options and stock purchase warrants                                                       2,229,000                   --
     Value of stock issued by a subsidiary in lieu of
       cash payments for services rendered                                                       1,759,000              114,000
     Consulting charges on option exercise                                                          45,000            1,410,000
     (Gain) Loss on common stock investments                                                      (645,000)             131,000
     Minority interest loss on equity method investees                                             109,000                   --
     Loss on disposal of  assets                                                                   119,000                   --
     Deferred interest                                                                             371,000                   --
     Write-off deferred offering costs                                                                  --              461,000
   Change in assets and liabilities:
     (Increase) decrease in assets:
       Receivables                                                                              (5,301,000)          (3,336,000)
       Inventories                                                                                (324,000)             135,000
       Prepaid expenses and other current assets                                                  (462,000)              31,000
       Excess of accumulated costs over related billings                                           203,000             (628,000)
     Increase (decrease) in liabilities:                                                                --                   --
       Accounts payable and accrued expenses                                                      (140,000)           1,978,000
       Accrued payroll and related expenses                                                      1,848,000              824,000
       Accrued interest                                                                            (46,000)              28,000
       Income taxes payable                                                                        378,000              177,000
       Interim billings in excess of costs and estimated profits                                  (205,000)             357,000
                                                                                                  ---------             -------
         Total adjustments                                                                       4,532,000            7,431,000
                                                                                                 ---------            ---------
         Net cash provided by (used in) operating activities                                       376,000            1,274,000
                                                                                                   -------            ---------
                                                                                                                    (continued)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                               Nine Month Period Ended
                                                                                                    September 30,
                                                                                              1996                 1995
                                                                                              ----                 ----
Cash Flows from Investing Activities:
   Decrease in other assets                                                                         88,000               78,000
   Capital expenditures                                                                         (3,747,000)            (683,000)
   Capitalized software development costs                                                         (498,000)             (98,000)
   Investments in common stock                                                                    (345,000)              (7,000)
   Proceeds from sale of common stock investments                                                  944,000              364,000
   Payments for loans made                                                                      (5,306,000)          (2,025,000)
   Collections for repayment of loans made                                                       2,009,000            1,954,000
   Cash of companies acquired and merged                                                                --              504,000
                                                                                                ----------              -------
               Net cash used in investing activities                                            (6,855,000)              87,000
                                                                                                -----------              ------

Cash Flows from Financing Activities:
   Deferred offering costs                                                                        (315,000)            (129,000)
   Deferred loan costs                                                                            (487,000)                  --
   Net payments to an asset based lendor                                                          (587,000)            (173,000)
   Proceeds from issuance of long-term debt                                                     18,562,000            1,588,000
   Repayment of long-term debt                                                                  (4,639,000)          (2,826,000)
   Payment on capital lease obligations                                                         (1,093,000)            (808,000)
   Repayment of subordinated debt                                                              (10,783,000)          (2,260,000)
   Issuance of common stock                                                                        913,000                   --
   Subsidiaries issuance of stock                                                                6,202,000            1,469,000
   Exercise of stock options                                                                            --            1,225,000
   Subsidiary's issuance and exercise of stock
     options and stock purchase warrants                                                         1,600,000              716,000
                                                                                                 ---------              -------
               Net cash provided by financing activities                                         9,373,000           (1,198,000)
                                                                                                 ---------           -----------

Net Increase in Cash and Cash Equivalents                                                        2,894,000              163,000

Cash and Cash Equivalents at Beginning of Period                                                 1,636,000            1,727,000
                                                                                                 ---------            ---------

Cash and Cash Equivalents at End of Period                                                      $4,530,000           $1,890,000
                                                                                                ==========           ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest                                                                                   $2,800,000           $2,977,000
                                                                                                ==========           ==========
     State income taxes                                                                           $301,000              $29,000
                                                                                                  ========              =======
                                                                                                                    (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the nine month period ended September 30, 1996:
(1) - A subsidiary of the Company issued stock options and warrants to purchase stock and in connection therewith recorded a noncash expense of $2,229,000 which is the amount that the fair market value of the stock exceeded the exercise price.
(2) - Two subsidiaries of the Company issued common stock with a value of $1,759,000 in lieu of cash payment for services rendered and in connection therewith recorded a noncash expense for the value of the stock issued.
(3) - Pursuant to the terms of his employment agreement, an officer and director of the Company exercised his option to purchase ten percent of the equity holdings of the Company. In connection therewith the Company recorded a receivable of $300,000, the amount of the exercise price.
(4) - Acquired equipment under capital lease obligations with a net present value of $2,094,000..

During the nine month period ended September 30, 1995:
(1) - Acquired equipment under capital lease obligations with a net present value of $836,000.
(2) - Received common stock in lieu of cash payments for notes and accrued interest receivable with a book value of $217,000.
(3) - Pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger:
          (a) - Reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $2,110,000.
          (b) - Acquired net assets with a book value of $983,000.
(4) - Issued stock options and received exercise proceeds of $1,225,000 and incurred noncash consulting fee consulting fee expenses of $1,265,000.
(5) - Issued common stock with a value of $114,000 in lieu of cash payment for services rendered.
{6} - A subsidiary of the Company issued stock options and received exercise proceeds of $716,000 and incurred noncash deferred charges of $2,205,000.

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ---------------------------------------------

(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30,1996 and December 31, 1995 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995.

(2) The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1995 Form 10-K.

(3) The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

(5) Industry Segments - The Company currently classifies its operations into eight business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Electro-Mechanical and Electro-Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines and industrial lighting products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the CarteSmart medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as proto-type building and reverse engineering;
(vii) Audio Visual Manufacturing and Services consists of a subsidiary that manufactures and sells a professional line of loudspeakers, and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Intersegment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  --------------------------------------------

(5) Industry Segments - continued

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30                              September 30
                                                        1996                 1995                 1996                 1995
                                                        ----                 ----                 ----                 ----
Revenues:
   Contract Engineering Services                     $16,912,000          $14,935,000          $45,379,000          $48,169,000
   Medical Diagnostics                                 8,084,000            6,796,000           23,775,000           20,874,000
   Audio Products Manufacturing (I)                      965,000              712,000            2,570,000            1,528,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                               860,000              994,000            2,315,000            3,534,000
   Medical Information Services                        1,564,000            2,049,000            6,499,000            5,397,000
   Telecommunications                                  2,322,000            1,067,000            4,080,000            2,165,000
   Three Dimensional Products and Services                23,000              248,000              472,000            1,266,000
   Business Consulting Services                            6,000               67,000               19,000               79,000
                                                           -----               ------               ------               ------
     Total Revenues                                  $30,736,000          $26,868,000          $85,109,000          $83,012,000
                                                     ===========          ===========          ===========          ===========

Gross Profit:
   Contract Engineering Services                      $1,523,000           $1,241,000           $3,818,000           $3,118,000
   Medical Diagnostics                                 3,766,000            2,645,000           10,862,000            8,953,000
   Audio Products Manufacturing (I)                      201,000               76,000              558,000              228,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                               140,000              264,000              391,000              682,000
   Medical Information Services                          (28,000)             464,000            1,282,000            1,360,000
   Telecommunications                                    138,000              215,000              369,000              392,000
   Three Dimensional Products and Services               (15,000)              23,000              288,000              389,000
   Business Consulting Services                            5,000               66,000               21,000               78,000
                                                           -----               ------               ------               ------
     Total Gross Profits                              $5,730,000           $4,994,000          $17,589,000          $15,200,000
                                                      ==========           ==========          ===========          ===========

Income (Loss) from Operations:
   Contract Engineering Services                        $461,000             $667,000             $653,000             $885,000
   Medical Diagnostics                                 1,263,000            1,025,000            4,540,000            3,868,000
   Audio Products Manufacturing (I)                      (76,000)            (229,000)            (289,000)            (296,000)
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                              (301,000)             (95,000)            (598,000)            (221,000)
   Medical Information Services                       (2,264,000)            (744,000)          (4,125,000)          (1,378,000)
   Telecommunications                                   (269,000)            (111,000)            (734,000)            (521,000)
   Three Dimensional Products and Services              (315,000)            (762,000)          (1,153,000)          (1,589,000)
   Business Consulting Services                         (166,000)             (24,000)            (185,000)             (40,000)
   Corporate and Other                                  (868,000)            (763,000)          (2,291,000)          (3,471,000)
                                                        ---------            ---------          -----------          -----------
     Total Income (Loss) from Operations             ($2,535,000)         ($1,036,000)         ($4,182,000)         ($2,763,000)
                                                     ============         ============         ============         ============

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  --------------------------------------------

(5) Industry Segments - continued

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30                              September 30
                                                        1996                 1995                 1996                 1995
                                                        ----                 ----                 ----                 ----
Net Income (Loss):
   Contract Engineering Services                        ($56,000)            $151,000             ($60,000)           ($317,000)
   Medical Diagnostics                                   788,000              404,000            2,613,000            1,864,000
   Audio Products Manufacturing (I)                     (107,000)            (252,000)            (360,000)            (341,000)
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                              (305,000)             (97,000)            (610,000)            (225,000)
   Medical Information Services                       (1,237,000)            (829,000)          (2,908,000)          (1,605,000)
   Telecommunications                                   (238,000)            (119,000)            (749,000)            (551,000)
   Three Dimensional Products and Services              (333,000)            (763,000)            (576,000)          (1,650,000)
   Business Consulting Services                           (4,000)               9,000              (20,000)             (11,000)
   Corporate and Other                                  (260,000)            (552,000)          (1,486,000)          (3,321,000)
                                                        ---------            ---------          -----------          -----------
     Total Net Loss                                  ($1,752,000)         ($2,048,000)         ($4,156,000)         ($6,157,000)
                                                     ============         ============         ============         ============

Depreciation and Amortization:
   Contract Engineering Services                        $120,000             $128,000             $355,000             $384,000
   Medical Diagnostics                                 1,386,000            1,284,000            3,884,000            3,774,000
   Audio Products Manufacturing (I)                       45,000              114,000              124,000              189,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                                18,000               13,000               51,000               28,000
   Medical Information Services                          317,000              141,000              536,000              406,000
   Telecommunications                                     57,000                8,000               72,000               22,000
   Three Dimensional Products and Services                89,000               94,000              436,000              549,000
   Business Consulting Services                            1,000                1,000                1,000                1,000
   Corporate and Other                                     8,000                3,000               11,000               12,000
                                                           -----                -----               ------               ------
     Total Depreciation and Amortization              $2,041,000           $2,247,000           $5,470,000           $5,826,000
                                                      ==========           ==========           ==========           ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  --------------------------------------------

(5) Industry Segments - continued

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30                              September 30
                                                        1996                 1995                 1996                 1995
                                                        ----                 ----                 ----                 ----
Capital Expenditures:
   Contract Engineering Services                          $4,000               $8,000              $45,000              $34,000
   Medical Diagnostics                                 2,220,000               72,000            3,526,000              173,000
   Audio Products Manufacturing (I), (II)                 27,000               41,000               99,000              471,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                                 3,000                1,000                3,000                6,000
   Medical Information Services                           28,000              107,000               62,000              137,000
   Telecommunications                                         --                   --                   --                   --
   Three Dimensional Products and Services                 5,000               63,000                5,000              214,000
   Business Consulting Services                               --                   --                   --                   --
   Corporate and Other                                        --                   --                7,000               21,000
                                                      ----------             --------           ----------           ----------
     Total Capital Expenditures                       $2,287,000             $292,000           $3,747,000           $1,056,000
                                                      ==========             ========           ==========           ==========

(I) - The Audio Products Manufaturing segment only includes operations from March 31, 1995 (date of acquisition) through September 30, 1996.

(II) - For the nine months ended September 30, 1995, capital expenditures includes $373,000 for amounts allocated to property, plant and equipment from the acquisition of a subsidiary.


                                                   At September 30,
                                              1996                  1995
                                              ----                  ----
Identifiable Assets:
   Contract Engineering Services                $8,989,000          $10,988,000
   Medical Diagnostics                          44,374,000           40,249,000
   Audio Products Manufacturing                  1,812,000            4,145,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                       4,519,000            4,214,000
   Medical Information Services                  9,590,000            6,805,000
   Telecommunications                            1,866,000            1,403,000
   Three Dimensional Products and Services       1,246,000            1,961,000
   Business Consulting Services                  3,327,000              236,000
   Corporate and Other                           3,820,000               15,000
                                                 ---------               ------
     Total Identifiable Assets                 $79,543,000          $70,016,000
                                               ===========          ===========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ---------------------------------------------

(6)   Equity

Conversion of Series A Preferred Stock - During the nine months ended September 30, 1996 the Company issued 5,690,757 shares of common stock upon the conversion of 43,705 shares of series A preferred stock.

Regulation S Offerings - Pursuant to offerings made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $913,000 in conjunction with the issuance of 13,250,000 shares of common stock for the nine month period ended September 30, 1996.

Non-Employee Directors, Consultants and Advisors Stock Options:

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. Pursuant to the plan during April 1996, 200,000 shares were issued for no cash consideration, resulting in $45,000 of consulting costs computed as follows:

         Shares                                                       200,000
         Value of stock at date of grant                             $0.28125
                                                                      -------
         Full value of stock                                           56,000
         20% discount                                                  11,000
                                                                       ------
         Discounted value of stock                                     45,000
         Exercise proceeds                                                 --
                                                                       ------
         Total consulting costs                                       $45,000
                                                                       ======

(7)   Stock Transactions of the Company's Subsidiaries

Medical Information Services Segment:

A publicly held subsidiary of the Company, which operates in the Medical Information Services segment, had the following stock transactions during the nine months ended September 30, 1996:

The subsidiary closed on a public offering whereby it sold 646,875 units at a price of $8 per unit for net proceeds of $3,800,000. Each unit consisted of two shares of common stock and one Series A Redeemable Common Stock Purchase Warrant. On August 21, 1996, 800,000 $2 warrants were exercised and the Company received $1,600,000 in proceeds.

The subsidiary issued stock options and warrants to purchase stock. The fair market value of the underlying securities exceeded the exercise price by $2,229,000 and this excess was expensed for the nine months ended September 30, 1996. The following details the calculation of the expense:

        Per share fair market value of
         underlying securities at the date of grant                      $3.20
        Per share exercise price                                          2.00
                                                                          ----
        Excess of fair market value over the exercise price              $1.20
        Number of underlying shares                                  1,857,750
                                                                     ---------
        Total Expense (in 000's)                                    $2,229,000
                                                                     =========

The subsidiary also issued 500,000 shares of its common stock to its selling shareholders and 25,000 shares of its common stock to it's asset based lender. As a result of such issuances, the subsidiary incurred an expense of $1,680,000 which was charged to operations for the nine months ended September 30, 1996

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ---------------------------------------------

(7)   Stock Transactions of the Company's Subsidiaries (continued)

Contract Engineering Services Segment:

A publicly held subsidiary of the Company operating in the Contract Engineering Services segment, issued 5,000,000 shares of common stock pursuant to a Regulation S offering and received net proceeds of $2,000,000.

The subsidiary also granted an option to a consultant to purchase 85,000 shares of common stock in lieu of cash payment for services rendered. At a price of $0.50 per share. The value of the stock at the date of grant was $1.4375 per share resulting in $80,000 of consulting costs, computed as follows:

         Shares                                                         85,000
         Value of stock at date of grant                               $1.4375
                                                                        ------
         Full value of stock                                           123,000
         Exercise proceeds                                              43,000
                                                                        ------
         Total consulting costs                                        $80,000
                                                                        ======

(8)   Reverse Merger

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

 (ii) - Concept issued to SISC 850,000 shares of Common Stock, Series B
Warrants to purchase 475,000 shares of Common Stock at $3.50 per share, 23,750 shares of Series A Preferred Stock, which will be converted into 1,900,000 shares of Common Stock upon the filing of the Certificate of Amendment, 23,750 shares of each of Series B and C Preferred Stock, which are convertible into an aggregate of 2,375,000 shares of Common Stock if certain levels of income before income tax are met, and 25,000 shares of Concept's Series D Preferred Stock, which is not convertible and which has a redemption price of approximately $1,700,000. SISC has deferred taking the physical delivery of 400,000 of the shares of Common Stock issuable in order to provide Concept with flexibility in issuing shares of Common Stock.

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

 (iv) - Concept issued to Mr. Sicinski, 100,000 shares of Common Stock.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ---------------------------------------------

(8)   Reverse Merger (continued)

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

(9)   Pro Forma Results

The following pro forma unaudited results assume that the reverse merger in Note
(8) had occurred at the beginning of the indicated periods:

                                              Three Months Ended                 Nine Months Ended
                                         Sept. 30,        Sept. 30,          Sept. 30,         Sept. 30,
                                            1996             1995               1996              1995
     Net revenues                         $30,736,000       $26,868,000         $85,109.000     $83,700.000
                                          ===========       ===========         ===========     ===========
     Net income (loss)                   ($1,752,000)      ($2,048,000)        ($4,156.000)    $(6,219.000)
                                         ============      ============        ============    ============
     Income (loss) per share                  ($0.04)           ($0.09)             ($0.09)         $(0.29)
                                              =======           =======             =======         =======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(10)    Related Party Transactions

Sale of Common Stock Investments to an Officer:
During April 1996, the chief executive officer and board director of the Company exercised an option to purchase common stock investments held by the Company at 110% of the cost of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company without interest and payable within five years from the date of the purchase. Total receivables outstanding under such sale approximates $445,000 including imputed interest at 5.88%. $72,000 of such receivable relates to such exercises that occurred during the year ended December 31, 1995.

(11)    Subsequent Events

Subsidiaries' Registrations of Stock
On October 17, 1996, a publicly held subsidiary of the Company, operating in the Contract Engineering Services segment, filed an S-1 Registration statement with respect to additional equity shares. On November 6, 1996, a subsidiary of the Company, operating in the Medical Diagnostics segment, filed an S-1 Registration statement with the Securities and Exchange Commission with respect to an initial public offering. No assurances can given that the above offerings will be completed.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  ---------------------------------------------

(12)    Restated Employment Agreements

Chief Executive Officer:
During May 1996, the Company agreed to an amendment and restatement the chief executive officer's ("CEO") employment contract, effective as of January 1996, which supersedes the prior contract. Per the terms of the restated contract the CEO receives a salary of $500,000 per year through the year 2000, the expiration date of the contract. Commencing January 1, 1996 and on each January 1 thereafter during the term of the contract, the CEO shall receive an increase in annual compensation equal to the greater of (A) 5% of his salary in effect prior to the increase or (B) a cost of living increase. In addition, the CEO is entitled to a bonus equal to 10% of the amount by which the greater of (A) the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles or, (B) the Company's consolidated net cash flow exceeds $600,000. Net cash flow is calculated as consolidated net income, plus depreciation, amortization and other noncash items of expense, minus payments of principal amounts of indebtedness, all determined in accordance with generally accepted accounting principles. Additional benefits to be received by the CEO include: (a) four weeks paid vacation; (b) disability insurance providing for the payment to the CEO of a minimum of 60% of his salary; (c) life insurance with a face value of $2,000,000, payable to the CEO's designated beneficiary; (d) health, vision and dental insurance; and (e)an automobile to be provided to the CEO by the Company. Furthermore, the restated employment agreement confirms the right of the CEO to purchase 10% of the Company's equity interest in its subsidiaries and other investments. The purchase price for such interests is 110% of the Company's cost of such securities as defined in the agreement, which is payable by the CEO's six year non-interest bearing promissory notes. At September 30, 1996, the amount due from the CEO with respect to such purchases was approximately $445,000.

Chief Financial Officer:
During April 1996, the Chief Financial Officer's ("CFO") employment contract was amended in order to be in compliance with loan covenants required by the lender of the loans for the Medical Diagnostics segment. Such amendment extended the term of employment from the December 31, 2000 to December 31, 2002. During the years ended 2001 and 2002, the CFO's base salary shall be $236,000 and $252,000, respectively.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                               Financial Condition
                                    Liquidity

As of December 31, 1995, it was determined that the ability of the Company to continue as a going concern was dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient debt and equity to enable them to continue operations. Management believes that the Company has made progress in achieving these goals during 1996 based on the following:

                           Improved Operating Results

As of the second quarter ended June 30, 1996, the Company had a significant reduction in loss for five of the segments compared to the second quarter ended June 30, 1995 and also had a significant reduction in corporate and other expenses. As of the third quarter ended September 30, 1996, two (Contract Engineering Services and medical Information Services) of the five segments which reported improved results for the second quarter have increased losses for the third quarter. However, both of these segments incurred significant single item expenses that are not expected to be of a recurring nature, including $300,000 for a contingency settlement and $1,679,000 of noncash expense related to stock issuance's. Excluding these costs, these segments continued to show improved operating results. On an overall basis, the net loss for the three months September 30, 1996 was $296,000 less than in 1995 and $2,001,000 less for the nine months September 30, 1996, which includes $4,033,000 of noncash expense related to issuance's of stock options and stock purchase warrants which is $3,507,000 less than in 1995.

                                Debt Refinancing

In January and September 1996, the Company refinanced a significant portion of the current subordinated debt that was to be paid by the Medical Diagnostics segment in 1996. Such financing consisted of term loans of $6,000,000, an accounts receivable revolving loan of $6,000,00 and the extension of approximately $6,300,000 of subordinated debt balloon payments from a 1996 due date to a 2002 due date. As a result of the financing, approximately $12,400,000 of debt that was currently due was replaced by long-term debt.

                       Improved Working Capital Condition

As of December 31, 1995, the Company had a working capital deficit of $13,360,000. As of September 30, 1996, the Company has positive working capital of $5,576,000 representing an increase in working capital of $18,936,000 for the nine months ended September 30, 1996. Due in large part to the aforementioned debt refinancing. The Company's continued ability to reduce the working capital deficit relies primarily on the success of continuing efforts to increase the profitability of the underlying subsidiaries. As further explained in the following "Sources of Cash" discussion, restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash.

                                Equity Offerings

During August 1996, NetSmart, a subsidiary of the Company operating in the Medical Information Services segment, completed an initial public offering issuing common shares representing approximately 22% of the outstanding shares and received net proceeds of approximately $3,800,000 and additionally, received approximately $1,600,000 upon the exercise of 800,000 stock purchase warrants.

In July 1996 a subsidiary operating in the contract engineering services segment (which is already publicly held), raised $2,000,000 from the sale of common stock (note 7 to the consolidated financial statements). Additionally, on October 17, 1996, this subsidiary filed an S-1 Registration statement with respect to additional equity shares, however, no assurances can be given that such offering will be completed.

On November 6, 1996, a subsidiary of the Company, operating in the Medical Diagnostics segment, filed an S-1 Registration statement with the Securities and Exchange Commission with respect to an initial public offering.
No assurances can given that the public offering will be completed.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                               Financial Condition
                                Capital Resources

                                 Sources of Cash

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $4,530,000 at September 30, 1996 compared to $1,636,000 at December 31, 1995. During the nine months ended September 30, 1996, the Company's operations generated $376,000 of cash from operations of which the medical diagnostics segment company, International Magnetic Imaging, ("IMI") generated approximately $4,412,000 from operations while the remaining segments used approximately $4,036,000 in operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of September 30, 1996 the most significant impact from these restrictions is on the Three Dimensional Products and Services segment which is currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that this segment obtain alternative sources of funding (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as an operating segment. The remaining segments were relatively unaffected by the restrictions on IMI's cash since they operated substantially with their own cash flows. Other significant sources of cash includes proceeds from the issuance of long-term debt of $18,562,000, proceeds from the issuance of stock and the exercise of options and warrants of $8,715,000, collections on repayments of notes receivable of $2,009,000 and proceeds from the sale of marketable securities of $944,000. Other net sources of cash amounted to $88,000.

                                  Uses of Cash

Uses of cash includes the repayment of long-term and subordinated debt of $15,422,000, capital expenditures of $3,747,000, payments on capital leases of $1,093,000, payments for loans made of $5,306,000, net repayments to asset based lendors of $587,000, purchases of investments of $345,000 and expenditures of $498,000 for software development, $487,000 for deferred loan costs and $315,000 for deferred offering costs.

             Changes in Other Working Capital Assets and Liabilities

The other significant changes in working capital includes an increase in accounts receivable of $4,038,000 (primarily from an increase in sales volume in the Medical Diagnostics segment), an increase in current loans receivable of $1,350,000 from the issuance of a $3,000,000 loan of which approximately $1,344,000 is due within twelve months, and an increase in accounts payable and accrued expenses and accrued payroll and related expenses of approximately $1,708,000 (primarily from an increase in payroll and payroll related obligations of the contract engineering services segment).

                             Effect of Loan Defaults

The Company is in default on loans approximating $400,000 as of September 30, 1996 in the Audio/Visual Services segment. Such default has not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and are working under extended repayment terms.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

Consolidated operating losses for the three months ended September 30, 1996 increased by $1,499,000 from an operating loss of $1,036,000 for the 1995 quarter to an operating loss of $2,535,000 for the 1996 quarter. The operating loss for the nine months ended September 30, 1996 increased by $1,419,000 from $2,763,000 for 1995 compared to $4,182,000 for 1996. The three and nine months September 30, 1996 operating results includes certain noncash expenses as follows:

                                                    Three Months    Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       1996            1996
                                                       ----            ----
Medical Information Services segment - stock
  options and stock purchase warrants                      --       $2,229,000
Medical Information Services segment - issuance
  of stock in lieu of cash for services rendered   $1,679,000        1,679,000
Contract Engineering Services segment- issuance
  of stock in lieu of cash for services rendered       80,000           80,000
Corporate and Other - consulting expense
  from exercise of stock options                           --           45,000
                                                   ----------       ----------
Total noncash Expenses                             $1,759,000       $4,033,000
                                                    =========        =========

For the three months ended September 30, 1996, excluding the above noncash expenses, an improvement in operating results was achieved by an increase in overall gross margins of $736,000 while operating expenses increased only $476,000. Excluding the above noncash expenses for the nine months ended September 30, 1996, an improvement in operating results was achieved by an increase in overall gross margins of $2,389,000 and a reduction in operating costs of $225,000. Additionally, revenues increased $3,868,000 and $2,097,000, respectively, for the three and nine month September 30, 1996 comparative periods. On an overall basis, the consolidated net loss for the three and nine months September 30, 1996 compared to 1995 decreased by $296,000 or 15% and $2,001,000 or 33%, respectively.

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                                                      Percentage of Total
                                                           Three Months Ended       Nine Months Ended
                                                         Sept. 30,    Sept. 30,   Sept. 30,    Sept.30,
           Revenues:                                        1996         1995        1996        1995
                                                            ----         ----        ----        ----
           Contract Engineering Services                    54%          55%         52%         58%
           Medical Diagnostics                              25%          24%         28%         25%
           Audio Manufacturing and Services                  3%           3%          3%          2%
           Electro-Mechanical and Electro- Optical
             Products Manufacturing                          3%           4%          3%          2%
           Medical Information Services                      5%           8%          7%          7%
           Telecommunications                                8%           4%          5%          3%
           Three Dimensional Products and Services           1%           1%          1%          2%
           Business Consulting Services                      1%           1%          1%          1%


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

                                                                       Percentage of Total
                                                              Three Months           Nine Months Ended
                                                                  Ended
                                                         Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
           Gross Profit:                                    1996         1995        1996        1995
                                                            ----         ----        ----        ----
           Contract Engineering Services                    25%          26%         21%          20%
           Medical Diagnostics                              65%          54%         62%          58%
           Audio Manufacturing and Services                  3%           2%          3%          2%
           Electro-Mechanical and Electro- Optical
             Products Manufacturing                          2%           5%          2%          5%
           Medical Information Services                      1%           9%          7%          8%
           Telecommunications                                2%           2%          2%          3%
           Three Dimensional Products and Services           1%           1%          2%          3%
           Business Consulting Services                      1%           1%          1%          1%

                                                                       Percentage of Total
                                                           Three Months Ended        Nine Months Ended
             Selling, General and                        Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
           Administrative:                                  1996         1995        1996        1995
                                                            ----         ----        ----        ----
           Contract Engineering Services                    13%          10%         15%          12%
           Medical Diagnostics                              30%          27%         28%          28%
           Audio Manufacturing and Services                  3%           5%          4%          3%
           Electro-Mechanical and Electro- Optical
             Products Manufacturing                          5%           6%          5%          5%
           Medical Information Services                     27%          20%         25%          15%
           Telecommunications                                5%           5%          5%          5%
           Three Dimensional Products and Services           4%          13%          7%          11%
           Business Consulting Services                      2%           2%          1%          1%
           Corporate and other                              11%          12%         10%          20%

                       Discussion of Operations by Segment

Contract Engineering Services - This segment is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations. Comparing 1996 to 1995, revenues increased 13% for the three month periods and decreased 6% for nine month periods while gross margins increased 23% and 22%, respectively, for the three and nine month periods. The increase in revenues for the three month period is attributed to additional revenues from the existing customer base as well as revenues from new customers. The decrease in revenues for the nine month period is attributed to the loss of a contract on January 1, 1996, from one of the segment's significant customers. The increase in the gross margin is due to the fact that the remaining customers, as well as the newly acquired customers, generated higher margins than the significant customer that was lost. Selling, general and administrative expenses increased approximately $489,000 and $930,000 for the three and nine month comparative periods. This increase primarily resulted from $250,000 in accrued penalties on late payroll tax withholding obligations for each of the quarters ended March 31, 1996 and June 30, 1996, $80,000 of noncash expenses associated with the issuance of stock for consulting services during the nine months September 30, 1996, and $300,000 of contingency settlement costs accrued during the three months ended

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

 September 30, 1996. The accrued contingency settlement costs relates to an issue raised by the Department of Labor (DOL) concerning a subsidiary operating in this segment. Prior the subsidiary's acquisition of the assets of Job Shop Technical Services ("Job Shop"), amounts due to the subsidiary's 401-K plan were not remitted by the prior owner. Although management believes that the subsidiary is not a successor corporation to Job Shop, the DOL may take a contrary position and the subsidiary's management believes that the remittance of $300,000 into the Job Shop 401-K plan will resolve this matter. If an agreement cannot be reached by the parties involved, it could have a material adverse impact on the operations of this segment. Other income and expense items remained relatively level for the three months ended September 30, 1996 and 1995 while such items decreased by 40% for the nine month comparative periods due primarily as a result of lower interest expense from more favorable financing terms than those that existed in the prior periods. As a result of the foregoing factors, net income (loss) decreased from $151,000 of net income for the three months ended September 30, 1995 to $56,000 of net loss for the three months ended September 30, 1996, and net losses decreased from $317,000 for the nine months ended September 30, 1995 to $60,000 for the nine months ended September 30, 1996. Management believes that this segment can to generate future profits by continuing to increase its revenues and gross margins while stabilizing operating costs. Profitability is dependent upon its ability to obtain equity financings. In July 1996, this segment raised $2,000,000 from the sale of common stock. This segment is currently in negotiations with respect to an additional financing, however, no assurance can be given that the segment will be successful in obtaining such financing, and the failure to obtain necessary financing could have a materiel adverse effect upon the segment.

Medical Diagnostics - This segment is engaged in the business of performing MRI and other diagnostic modality procedures in the health care industry. Comparing 1996 to 1995 revenues increased 19% and 14% for the respective three and nine month periods, while gross margins increased 42% and 21% for the respective three and nine month periods. The increase in revenues is due to increases in scan procedure volume while overall reimbursement rates increased marginally. Selling, general and administrative expenses increased 55% and 24% for the respective three and nine month periods due primarily to the following factors:

                                                     Increase          Increase
                                                        for              for
                                                   Three Months      Nine Months
                                                       Ended            Ended
                                                   September 30,   September 30,
                                                        1996             1996
                                                        ----             ----
Relocation of one of the MRI scanning centers (1)     $186,000         $468,000
Provision for bad debts (2)                            455,000          514,000
Amortization from loan costs (3)                        32,000           96,000
Temporary employees (4)                                 40,000           40,000
Administrative fee paid to lender (5)                   25,000           71,000
                                                        ------           ------
                                                      $738,000       $1,189,000

(1) - During 1996, this segment was in the process of relocating one of the centers to a new facility and, in connection therewith, it rented, on a short term basis, mobile MRI equipment and is paying rent at two locations.

(2) - During 1996, the collectibility of receivables due from third-party liability payors was evaluated and a significant amount of such receivables were written-off. These third-party liability payors are no longer a significant part of the segment's business representing only 5% of revenues for the 1996 and 1995 periods.

(3) - During 1996, the segment incurred deferred loan costs which are being amortized over the life of the related loans. Such amortization did not exist during the 1995 periods.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

(4) - During 1996, the segment replaced certain permanent employees whose compensation was included in direct costs for the 1995 periods with temporary employees whose related costs are included in selling, general and administrative costs for the 1996 periods.

(5) - The segment pays loan administration fees relating to a revolver loan that did not exist during the 1995 comparable periods. Other income and expense items (consisting primarily of interest expense) remained relatively level for the three and nine months ended September 30, 1996. Net income for the three months September 30, 1996 compared to the three months September 30, 1995, increased $384,000, or 95% due to the aforementioned increased revenues and gross margin which were partially offset by the increased operating expenses. Net income for the nine months September 30, 1996 compared to the nine months September 30, 1995 increased $749,000, or 25% of which approximately $400,000 relates to the first quarter activity wherein revenues and gross margins increased while operating costs remained relatively level and the above mentioned third quarter increases. Typically, this segment has its greatest revenue activity in the first quarter and management anticipated that revenues and gross margin in the second and third quarters of 1996 would be moderately less, which is consistent with the past performance of this segment. Management anticipates that the operating results of this segment for the fourth quarter of 1996 will remain relatively level with the third quarter 1996.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists companies which manufactures optical encoders, encoded motors and limit programmers, debit card vending machines and various avionics instrumentation devices and markets telephone debit cards. Comparing 1996 and 1995, revenues decreased 13% and 35%, respectively, for the three and nine months September 30, 1996. Additionally, gross profit decreased by 47% and 42%, respectively, for the three and nine months September 30, 1996. The significant decrease in revenues and gross margins is attributed to lower levels of shipments to existing customers while new customers have not been obtained to replace the lost revenues and the gross margins on current period contracts have lower margins than on revenues that were lost. Selling, general and administrative expenses increased 22% and 8%, respectively, for the three and nine month September 30, 1996 periods. These increases are due primarily to increased spending of approximately $136,000 on developing new technologies, which was partially offset by planned cutbacks in expenses related to existing operations. Net losses increased from $97,000 for the three months September 30, 1995 to $305,000 for the three months September 30, 1996 and from $225,000 for the nine months September 30, 1995 to $610,000 for the nine months September 30, 1996. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the marketing of the debit card vending machines and the debit card marketing efforts via agreements between distributors and Televend and on developing new technologies to market to the private sector. Subsequent to September 30, 1996, the Company has started negotiating in an attempt to sell the companies operating in this segment, however, the terms of such a sale have not been negotiated and management is currently unable to estimate the likelihood of such a sale being finalized or the impact such sale may have on the future operations of this segment.

Medical Information Services - This segment is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network computing environment. This segment has developed proprietary network technology utilizing smart cards in financial network systems. For the three month comparative periods revenues and gross profits decreased by 24% and 106%, respectively. During the three months September 30, 1996, this segments sole source of revenue was generated from its health information systems services which includes data center (service bureau) revenue, turnkey system revenue, software maintenance revenue, third party hardware and software revenue, and software license revenue. The health information systems services revenue in total decreased $384,000 for the three months September 30, 1996 compared to the three months September 30, 1995. Additionally, during the

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

three months September 30, 1995, this segment generated SmartCard systems revenues of $110,000 from a contract which was substantially complete as of September 30, 1996 and no revenues were generated from this contract during the three months September 30, 1996. For the nine month comparative periods revenues increased 20% while gross profit decreased 6%. Approximately $1,389,000 of such increase was related to SmartCard systems revenues related to one contract. This increase in revenue was partially offset by a decrease in health information services revenue. The decrease in gross profit for the nine month comparative periods is due to the fact that the revenue generated from the SmartCard systems had a lower gross profit return rate than the health information systems services revenues. Selling, general and administrative expenses decreased 84% and 98%, respectively, for the three and nine month comparative periods. During the three and nine months September 30, 1996, this segment incurred $1,679,000 in noncash expense resulting from the issuance of common stock in lieu of cash payment for services rendered. Additionally, during the second quarter of 1996, this segment incurred $2,229,000 in noncash expense from the exercise of below market stock options and stock purchase warrants. The remaining components of selling, general and administrative expenses decreased approximately $654,000 and $1,237,000, respectively, for the three and nine month comparative periods. Such decreases reflect reductions of executive and staff compensation of approximately $182,000 and $460,000 of offering costs written off during the 1995 period. Other expense items increased due to the recognition of $109,000 in loss from a joint venture for both the three and nine months September 30, 1996 which did not exist during the 1995 comparative periods. As a result of the foregoing, net losses for the three and nine month comparative periods increased 49% and 81%, respectively. During August 1996, NetSmart, a subsidiary of the Company operating in the Medical Information Services segment, completed an initial public offering selling common shares representing approximately 22% of the outstanding shares and received net proceeds of approximately $3,800,000 and additionally, received $1,600,000 from the exercise of 800,000 stock purchase warrants. Management estimates that losses for the fourth quarter of 1996 will be comparable to the third quarter of 1996, with the exception that noncash expenses from stock issuances are not currently anticipated, however, no assurance can be given that such costs will not be incurred during future periods of operations, including the fourth quarter of 1996.

Telecommunications - This segment is engaged in the business of marketing a wide range of telecommunications services including the resale of local exchange services through Competitive Access Providers ("CAP"), the design and installation of end-user networks in addition to its newly formed debit card services and domestic and international long distance services. Comparing 1996 to 1995, revenues increased 118% and 88% for the respective three and nine month periods while gross margins decreased 36% and 6% for the respective three and nine month comparative periods. Additionally, selling, general and administrative expenses increased 25% and 21% for the respective three and nine month periods. During 1996, this segment continued to grow its market share by pricing its retail services more competitively, accounting for the decreased margins, and incurred certain promotional costs. As a result of the foregoing, net losses for the comparative three and nine month period increased 100% and 36%, respectively. The telecommunications segment operates in a highly competitive industry and management believes that in order for this segment to become profitable, it will have to distinguish itself from other telecommunications service companies. Additionally, this segment needs to significantly increase its volume at higher margins in order to cover its operating costs. This segment currently has a backlog of approximately $4,000,000, and management estimates that revenues will increase throughout the remainder of the year.

Three Dimensional Products and Services - This segment is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which the segment categorizes in three primary market groups: 1) surfacer imaging products, 2) Computer Aided Design ("CAD")/Computer Aided Manufacturing ("CAM") software products and services and 3) laser scanning products. Comparing the three months September 30, 1996 to 1995, revenues and gross margins decreased 91% and 165%, respectively. Comparing the nine months September 30, 1996 to 1995, revenues and gross margins decreased 63%

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

and 26%, respectively. The primary reason for such decreases is due to the closure of one of the companies operating in this segment which produced revenues and gross margins for the nine months 1995 of $423,000 and $173,000, respectively As a result, this segment had nominal revenue generation for the three months ended September 30, 1996. Additionally, in July 1996, this segment significantly reduced its operations in Europe and sold certain assets resulting in a one time gain of approximately $450,000, which is included in other income. The decision to close such operations was based on the fact that such companies operations did not align with the planned future for this segment and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses for the three and nine month comparative periods decreased $484,000 and $538,000, respectively. Such expenses for the nine months September 30, 1996 includes $192,000 in noncash expense for the write-off of goodwill that could not be supported by the segment's current cash flow under generally accepted accounting principles. On an overall basis, the net loss for the three months September 30, 1996 was $333,000, a decrease of $430,000 from the 1995 comparative period. The net loss for the nine months September 30, 1996 was $576,000, a decrease of $1,074,000 from the 1995 comparative period. Management currently anticipates that revenues and operating profits will significantly improve for this segment if the proper financing can be obtained which would allow this segment to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of this segment is significantly dependent on the success of such acquisition.

Audio Visual Manufacturing and Services - This segment is engaged in the business of manufacturing and marketing a professional line of loudspeakers. This segment was acquired during the second quarter of 1995 and therefore there is no comparable period for the nine months September 30, 1995. During the three months September 30, 1996 comparative period this segments revenues and gross margin increased 35% and 164%. Such increases are due primarily to an increase in European and Far Eastern sales which was complimented with a reduction in per unit manufacturing costs. Selling, general and administrative costs for the three months September 30, 1996 comparative period remained relatively level as did other income and expense items. For the nine month period September 30, 1996, this segment generated $2,570,000 in revenues of which $1,980,000 were from domestic sales and $590,000 were from European and Far East sales. During the same period, gross margins were $558,000 or 21% of revenues compared to 10% for the time period from acquisition in the second quarter of 1995 through December 31, 1995. This increase in gross margin percentage is due primarily to increased sales volume which reduced the idle capacity related to the manufacturing process. This segment continually evaluates overhead cost, product cost and non profitable product lines while maintaining or increasing the quality in its products offered to the market. This segment plans to implement a price increase of approximately 10% effective January 1997 and management believes that this will not have a significant impact on sales volume due to high product quality and the name recognition of "KLIPSCH PROFESSIONAL" in the market place. Management believes that if this segment is able to find an appropriate financing package, it will be able to significantly increase its revenues and overall profitability during 1997.

Business Consulting Services operations were not significant for 1996 or 1995 and management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's future operations in the near term.

Corporate and Other selling, general and administrative expenses for the three and nine month September 30, 1996 comparative periods decreased 14% and 34%, respectively. Such decrease is due primarily to noncash expense from the exercise of stock options for payment of consulting services which amounted to $740,000 and $1,265,000, respectively for the three and six months September 30, 1995 compared to $45,000 of such costs for the nine months September 30, 1996. During the nine month period ended September 30, 1996, the Company's Chief Financial Officer, as a part of renegotiating the subordinated debt of the Medical Diagnostics Services

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations

segment, received a bonus of $100,000 of which $75,000 was allocated to the Medical Diagnostics Services segment and $25,000 was included in Corporate and Other selling, general and administrative expenses. Corporate and other selling, general and administrative expense, other than that related to the exercise of stock options remained relatively level and it is currently anticipated that such costs will remain level throughout 1996. However, in the event that the Company negotiates additional acquisitions, such costs would increase accordingly.

              Discussion of Other Significant Financial Line Items

Interest Expense for the nine months September 30, 1996 remained relatively level compared to the comparative 1995 period. Interest expense for the three month comparative period increased $168,000 or 18%. The Company's debt financing activity during 1996 was primarily refinancing activity which extended current debt to long-term and from a rate of 7% to 11%. The increase in interest expense from the higher rate was partially offset by principal payments on other debt.

Gains and (Losses) on Investment Securities - During 1996 the Company reported a gain on investment purchasing and sales activity of $392,000 and $645,000 for the respective three and nine months ended September 30, 1996 and a loss on such activity of $131,000 for the nine months September 30, 1995. The loss on investment activity in 1995 consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in that period. During April 1996, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the cost of such investments. The gain from such transaction approximated $40,000. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Minority Interest in Loss of Subsidiaries - For the three and nine months September 30, 1996 the minority interest in loss of subsidiaries was $1,400,000 and $2,134,000, respectively. For the three and nine months September 30, 1995 the minority interest in loss of subsidiaries was $272,000, and $380,000, respectively. Changes to the minority interest in the gain and loss of subsidiaries, other than those changes related to the inherent differences in the net income and loss of subsidiaries from period to period, resulted from the minority issuance of stock options and stock purchase warrants and the initial public offering in the medical information services segment, the issuance of minority owned stock in the contract engineering services segment and the sale of 10% of the equity position of the Company's investments in subsidiaries to the Company's CEO.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


               . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

1.       EX-11.1  Calculation of earnings per share.
2.       EX-27    Financial Data Schedule (filed only in electronic format with the SEC)


               . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                   President and Director                  November 14, 1996
Lewis S. Schiller     (Principal Executive Officer)

/S/                   Chief Financial Officer                 November 14, 1996
George W. Mahoney     (Principal Financial and
                       Accounting Officer)

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                               September 30, 1996


1.    EX-11.1  Calculation of earnings per share.
2.    EX-27    Financial Data Schedule
                  (filed in electronic format only with the SEC)

              Consolidated Technology Group, Ltd. and Subsidiaries
                               September 30, 1996
                    EX-11.1 Calculation of Earnings per Share

                                                   Three                Nine
                                                  Months               Months
                                                   Ended                Ended
                                                 Sept. 30,            Sept. 30,
                                                   1996                 1996
                                                   ----                 ----

         Net Loss:                             ($1,752,000)         ($4,156,000)
                                               ============         ============

         Loss per Share:

            Loss per share - Note 1                 ($0.04)              ($0.10)
                                                    =======              =======

            Loss per Share - assuming full
              dilution -  Note 2
                                                    ($0.04)              ($0.01)
                                                    =======              =======

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (45,454,442 and 40,258,838) for the respective three and nine month periods ended September 30, 1996). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
(i) Assumes that 200,000 common shares issued pursuant to the exercise of stock options were outstanding as of the beginning of the indicated periods.

(ii) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods as quoted on the NASD.

(iii) Assumes that the current year conversions of preferred stock into 453,255 and 5,690,757 of common shares for the three and nine month periods ended September 30, 1996, respectively, occurred at the beginning of the indicated periods.

(iv) Assumes that at the beginning of the indicated periods, the 22,891 remaining shares of preferred convertible shares were converted to common shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT