Form 10-K
period 1996-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1997-04-15
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______________ to
_____________.

                          Commission file Number 0-4186

                       CONSOLIDATED TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)

          New York                                   13-1948169
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

       160 Broadway, New York, NY                                   10038
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (212) 233-4500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class             Outstanding shares as of April 9, 1997
        -------------------             --------------------------------------

Common Stock, par value 0.01 per share              45,796,263


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

Introduction

Consolidated Technology Group Ltd. (the "Company" or "Consolidated"), through its wholly-owned or controlled subsidiaries, is engaged in various businesses classified into eight business segments. The business consulting services segment consists of a wholly owned subsidiary of Consolidated. The remaining segments consists of subsidiaries that are indirectly controlled or owned through SIS Capital Corp., ("SISC"), a wholly owned subsidiary of Consolidated. During the years ended December 31, 1996, 1995 and 1994, Consolidated's segments revenue as a percentage of total was as follows:

                                                                             1996              1995             1994
                                                                             ----              ----             ----
Contract Engineering Services                                                54%               57%               60%
Medical Diagnostics                                                          27%               25%               15%
Electro-Mechanical and Electro-Optical Products Manufacturing                 3%                4%               9%
Medical Information Services                                                  7%                7%               7%
Telecommunications                                                            5%                3%               6%
Three Dimensional Products and Services                                       1%                1%               2%
Audio Products Manufacturing                                                  3%                2%               --
Business Consulting Services                                                  --                1%               1%

Additional financial information regarding the Company's business segments is presented in the Company's financial statements (see Part IV, 1) including revenues, operating income or loss and identifiable assets attributable to each of the Company's business segments. Consolidated provides its subsidiaries with management, marketing, accounting, administrative support and financing. Consolidated's revenue and net loss reflect the consolidated revenue and results of operations of its subsidiaries. Set forth below is a description of Consolidated's business segments.

CONTRACT ENGINEERING SERVICES

The contract engineering services segment reflects the operations of Trans Global Services, Inc. ("TGS"). TGS is a Delaware corporation which was incorporated in January 1995 to hold the stock of its two subsidiaries, Avionics Research Holdings, Inc. ("Avionics") and Resource Management International, Inc. ("RMI"). Prior to the formation of TGS, Avionics, which was acquired in December 1993, and RMI, which was acquired in November 1994, were directly owned by SISC. This segment's principal business is technical temporary staffing service. In performing such services, the segment, through its two wholly-owned subsidiaries, Avionics and RMI, addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. TGS believes that the market for outsourcing services such as those offered by this segment results from the trend in employment practices by major corporations in the aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. TGS seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. The employees provided by TGS are on temporary contract assignment, and although they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees.

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

TGS also offers its clients a range of integrated logistical support services which are performed at TGS's facilities. These services, which are ancillary to a project, include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, TGS hires the necessary employees for its own account and may work with the client in developing and preparing the documentation. Payments would be made pursuant to a purchase order from the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that TGS will generate any significant revenue or profit from such services.

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

TGS markets its services to potential clients through its officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing. TGS also conducts an ongoing program to survey and evaluate the clients' needs and satisfaction with TGS's services, which it uses as part of its marketing effort.

Although TGS has eight offices, including its main office in Long Island, New York, throughout the United States, there is no limited geographic markets for TGS's services. TGS has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. TGS intends to continue to establish new offices as necessary to meet the needs of its customers.

A client will utilize contract engineering services such as those provided by TGS when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides TGS with a detailed job description. TGS then conducts an electronic search in its computerized resume data base for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by TGS's recruiters, who interview interested candidates. If a candidate is acceptable to TGS and interested in the position, TGS refers the candidate to the client. An employment agreement is executed with the TGS prior to the commencement of employment.

TGS serves primarily the aerospace and electronics industries as well as the telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. TGS is expanding its effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, TGS has commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since a company engaged in downsizing seeks to focus on its core business needs with its in-house staff, TGS seeks to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing those needs. In addressing these needs, TGS has conducted marketing efforts with Manpower International, Inc., TAD Resources International Inc. and Olsten Corporation. TGS's contracts are generally terminable by the client on short notice.

TGS's largest customers for the year ended December 31, 1996 were Boeing, Lockheed, Northrop Grumman, Gulfstream Aerospace Corp. and Bell Helicopter Textron, which accounted for approximately $16 million, $13 million, $9 million, $5 million and $4 million, or 25.6%, 20.8%, 14.4%, 8% and 6.4% of TGS revenue, respectively. For the year ended December 31, 1995, Northrop Grumman, Lockheed and Boeing accounted for $19.4 million, $10.2 million and $9.6 million, or 30.7%, 16.1% and 15.2% of TGS revenue, respectively. During the year ended December 31, 1994, Avionics was the only subsidiary operating in this segment and Avionics' largest clients for 1994 were Northrop Grumman and Martin Marietta Corp., which accounted for approximately $14.5 million and $2.0 million, respectively, which represented approximately 57% and 8% of the segment's revenue for 1994.

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. TGS competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contracts and conduct extensive advertising campaigns aimed at both employers and job applicants. TGS believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, the ability of TGS to generate revenues is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and TGS competes with other companies in attracting employees.

Government Regulations

The technical temporary staffing industry, in which TGS is engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, it is subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. It also maintains 401(k) plans for its employees and is subject to regulations concerning such plans.

TGS does not have contracts with the government agencies. However, TGS does have contracts with clients, including major defense contractors, that have contracts with government agencies. TGS's contracts with its clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiation or cancellation for the convenience of the government. Since the manpower needs of each of TGS's clients are based on the client's own requirements and the client's needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact the business of TGS.

Potential Business Agreements

TGS has filed an S-1 registration statement with the Securities and Exchange commission, and if the registration is successful, TGS may enter into joint ventures, acquisitions or other arrangements, such as joint marketing arrangements and licensing agreements, which TGS believes would further its growth and development. In negotiating such agreements or arrangements, TGS anticipates that such agreements would be based upon the manner in which TGS's business can be expanded, the extent to which TGS's services can be enhanced or the market for such services expanded into fields not then being addressed by TGS. In this connection, TGS may acquire businesses that are related directly or indirectly to its technical temporary staffing services business. No assurance can be given that any agreement which TGS enters into will generate any net income. To the extent that TGS enters into an agreement with an affiliated party, the terms and conditions of such agreement will be on terms at least as favorable to TGS as those TGS believes it could achieve in negotiations at arm's length with an independent third party.

At December 31, 1996, TGS had 963 employees, of which 921 were contract service employees who performed services on the clients' premises and 42 were executive and administrative employees. Each of TGS's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with TGS which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by TGS's clients for any reason, TGS has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, it has been for several years. The average assignment is in the range of six to nine months. TGS's employees are not represented by a labor union, and TGS considers its employee relationship to be good.

MEDICAL DIAGNOSTICS

The medical diagnostics segment reflects the operations of International Magnetic Imaging, Inc. and its affiliated entities ("IMI"). IMI is a Delaware corporation, organized on March 8, 1994 to acquire ten Centers which were managed by International Magnetic Imaging, Inc., a Florida corporation. Such acquisition was consummated on September 30, 1994. IMI owns and operates ten medical diagnostic imaging Centers, of which four are multi-modality Centers and six are exclusively MRI Centers. One of the multi-modality Centers is operated by a joint venture in which IMI has a 50% interest. IMI also owns MRI Net, Inc. ("MRI Net"), which operates a referral network through which patients are referred to diagnostic imaging centers throughout the state of Florida, including IMI's Florida Centers..

Medical diagnostic imaging procedures, such as MRI, are used to diagnose various diseases and physical injuries. The multi-modality Centers use various imaging procedures, such as MRI, CT, mammography, X-ray, ultrasound, fluoroscopy and other technologies while the MRI Centers only offer MRI. MRI systems enhance the diagnosis of disease and medical disorders, frequently eliminating the need for exploratory surgery and often reducing the amount and cost of care required to evaluate and treat a patient. Since the introduction of MRI in the early 1980's, the use of MRI has experienced rapid growth due to the technology's ability to provide anatomical images of high contrast and detail. MRI, which does not utilize x-ray or other radiation based technologies, employs high-strength magnetic fields, high frequency radio waves and high-speed computers to process data. In addition, the development of pharmaceutical contrast agents, software advancements and new hardware peripherals continue to expand the clinical applications and throughput efficiency of MRI technology.

MRI employs high-strength magnetic fields, high frequency radio waves and high-speed computers to obtain clear, multi-planar images of the body's internal tissues without exploratory surgery or biopsy. In addition, MRI is able to obtain multi-planar slices of the body. These images are then displayed on film or on the video screen of an MRI system's console in the form of a multi-planar image of the organ or tissue. This information can be stored on magnetic media for future access, or "printed" on film for interpretation by a physician and retention in the patient's files, enabling healthcare professionals to study the patient's internal conditions in detail. The superiority of MRI image quality compared to other imaging modalities generally makes possible a more accurate diagnosis and often reduces the amount and cost of care needed to evaluate and treat a patient.

The major components of an MRI system are (i) a large, cylindrical magnet, (ii) radio wave equipment, and (iii) a computer for data storage and image processing. During an MRI study, a patient lies on a table which is then placed into the magnet. Although patients have historically spent 30 to 45 minutes inside the magnet during which time images of multiple planes are acquired, the newest MRI machines allow patients to spend significantly less time inside the magnet. Additional time is required for computer processing of the images.

Developments in imaging technology are either hardware or software related. Most recent developments have been software upgrades which permit greater resolution and accuracy and greater efficiency of operations. However, there have been improvements in hardware. IMI seeks to offer the most current and accepted technologies, and, in this connection, it seeks to upgrade its equipment with selected software upgrades to the extent financially feasible. IMI also evaluates new hardware and if it determines that the purchase of the equipment will be advantageous to IMI and financing is available on acceptable terms, it may either purchase or lease new equipment. The decision to purchase new MRI equipment is based on the needs of the market and the advantages of such equipment over existing equipment.

IMI is not engaged in the practice of medicine, and it does not employ any physicians. All professional medical services are performed by radiologists who are independent of IMI and who provide medical services pursuant to agreements with IMI. Payment for the radiologists' professional services is made to the radiologists pursuant to agreements with the radiologists. See "Agreements with Radiologists" below.

Outpatient Services and Patient Base

Each Center is a fixed-site, outpatient facility that is designed, equipped and staffed to provide physicians and healthcare providers with high quality MRI, and, with respect to the multi-modality Centers, other medical diagnostic imaging services that historically were available only at hospitals. IMI schedules patients, prepares all patient billing and is responsible for the collection of all charges. IMI is also responsible for related administrative and record-keeping functions. IMI typically staffs its Centers with technical and administrative support personnel who assist physicians in obtaining MRI and other diagnostic scans. The Centers are designed to offer a pleasant environment where patients are not subjected to the admission complexities and institutional atmosphere of most hospitals.

Many physicians and other healthcare providers who have a need for MRI and other diagnostic imaging procedures do not have the financial ability or desire to own their own equipment. As a result, such providers use outpatient MRI and multi-modality facilities such as the Centers for the following reasons, among others: (i) ability to receive comprehensive MRI and other medical diagnostic imaging services, including qualified technicians, equipment maintenance, insurance and equipment upgrades; (ii) desire to obtain quick access to MRI and other medical diagnostic imaging services; (iii) lack of sufficient patient volume to justify the capital cost of purchasing an MRI or other medical diagnostic imaging equipment; (iv) desire to use MRI or other medical diagnostic imaging equipment to facilitate caring for their patients; (v) lack of financial ability to purchase MRI or other medical diagnostic imaging equipment, and/or
(vi) inability to obtain required regulatory approval to purchase or operate such equipment.

In addition, many healthcare providers with sufficient patient utilization and resources to justify in-house MRI and other medical diagnostic imaging equipment ownership prefer to use independent facilities such as the Centers in order to:
(i) obtain the use of such equipment without capital investment; (ii) eliminate the need to recruit, train and manage qualified technicians; (iii) retain the flexibility to take advantage of all technological developments; (iv) avoid future uncertainty as to reimbursement policies; (v) provide additional imaging services when patient demand exceeds in-house capacity, and/or (vi) obtain radiological and other diagnostic and technical services.

Set forth below is information relating to the Centers.


                                                                 Date Service
 Center                    Location                               Commenced
 ------                    --------                               ---------
 Pine Island               Plantation, Florida                   December 1986

 North Miami Beach         North Miami Beach, Florida            January 1988

 Boca Raton(1)             Boca Raton, Florida                   November 1988

 Physicians Outpatient     Ft. Lauderdale, Florida               November 1985
 Diagnostic Center(2)

 South Dade(3)             Miami, Florida                        December 1989

 Oakland                   Oakland Park, Florida                 January 1990

 San Juan(4)               San Juan, Puerto Rico                 October 1990

 Arlington                 Arlington, Virginia                   December 1990

 Kansas City               Overland Park, Kansas                 October 1991

 Orlando(5)                Orlando, Florida                      September 1992

(1) IMI expanded the Boca Raton Center to a multi-modality Center in July 1996. The Center offers MRI and CT imaging services.

(2) Physicians Outpatient Diagnostic Center ("PODC") has been a multi-modality Center since prior to IMI's acquisition of the Center. It offers CT, mammography, X-ray, ultrasound and other modalities.

(3) IMI converted the South Dade Center to a multi-modality Center and upgraded its MRI equipment in October 1996 at a cost of approximately $2.5 million. As part of the conversion, the Center was moved to larger facilities, its MRI equipment was upgraded, and the Center now offers CT, fluoroscopy and ultrasound services in addition to MRI.

(4) In September 1996, this Center upgraded its MRI equipment.

(5) The Orlando Center is operated as a joint venture with a non-affiliated party and is co-managed by IMI and its joint venture partner. The equipment used in this Center has been provided by IMI's joint venture partner, and IMI's equipment is used for backup and patient overflow.

IMI has filed an S-1 registration statement with the Securities and Exchange Commission and if such registration is successful, IMI intends to use the proceeds for working capital.

Each Center generally has a full-time staff of eight to ten employees, typically consisting of technicians, file clerks, a marketing representative, a transcriptionist, one or more receptionists and a center administrator. The Centers are open at such hours as are appropriate for the local medical community. Most are open from 7:00 a.m. to 9:00 p.m. each weekday, and many of the Centers offer extended evening and weekend hours. Each Center is supervised by a center administrator. IMI is responsible for patient scheduling and billing the patient (or third party payer) directly. IMI has contracts with independent board-certified radiologists, some of which have sub-specialty training in orthopedic and neuroradiology, to interpret IMI's scans and provide the test results to the referring physician.

IMI is not engaged in the practice of medicine and none of IMI's Centers employs any physicians to provide medical services. IMI bills patients for both its services and those of the radiologist who provides professional services. Such a bill includes both the technical and professional components. Payment for the radiologists' professional services is paid to the radiologist pursuant to agreements with the radiologists. Thus, a portion of the IMI's revenue is payable to the radiologists for their professional services.

IMI markets its services through open houses, lectures, symposia, direct mail and direct physician marketing. Each Center uses one or more marketing representatives, the Center's administrator and certain radiologists who interpret the Company's scans to market its services to the local medical community, while the Company's national accounts manager focuses on managed care providers and third party payers. The Company also utilizes the marketing expertise and abilities of Dr. Schulman, IMI's President and one of three former owners and founders of IMI.

Almost all of IMI's revenue is derived from third-party payers. For 1996 and 1995, IMI derived approximately 86% and 91% of its revenue from non-government payers and approximately 14% and 9% from government sponsored healthcare programs, principally Medicare and Medicaid. IMI's revenue and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third-party payers seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Continuing budgetary constraints at both the Federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third-party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitation or other financial risk-shifting payment systems by third-party payers with service providers. Both the Federal government and various states are considering imposing limitations on the amount of funding available for various healthcare services. IMI cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on IMI. In addition, rates paid by private third-party payers, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of IMI's patients among the non-government payers and government sponsored healthcare programs, and among different types of non-government payers and government sponsored healthcare programs, and among different types of non-government payer sources, could have a material adverse effect on the IMI. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on IMI, unless IMI is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise, as to which no assurance can be given. IMI has consummated and is continuing to negotiate agreements with managed care organizations pursuant to which the Company provides and will provide MRI and other services; however, such agreements typically reflect a reduced level of revenue per scan. Although IMI's average net collection from MRI procedures increased to $695 for 1996, the net collections per MRI procedure decreased in prior periods. IMI's average net collection per MRI procedure decreased from $726 in 1994 to $639 for 1995. The increase for the year ended December 31, 1996 reflected an increase in higher paying procedures as well as a reduction in lower-paying procedures, principally in the San Juan Center which was not operational during a portion of the period while the equipment was being upgraded as well as during the period when San Juan was recovering from the effects of Hurricane Hortense. No assurance can be given that the average net collections per MRI Procedure will not decrease in the future. IMI's net collection per multi-modality procedure was $95 for 1994 and 1995 and $81 for 1996.

IMI is highly dependent on referrals from physicians who have no contractual or economic obligation to refer patients to the IMI's facilities. Since the acquisition of the Centers, the percentage of revenue from the former physician-partners and other physician-equity owners of the Centers has decreased in terms of both total revenue and number of scans. The percentage of revenue derived from referrals from such physicians was 32% for 1994 and 24% for 1995 and 1996.

Commencing in 1995, a portion of IMI's revenue was obtained by physician referrals which were generated by brokers who negotiated a price with the IMI for MRI and other scans. To the extent that a third party paid more than IMI charged for such scans, the broker received a portion of such excess. Effective October 1, 1996, this practice became illegal in Florida. Such scans accounted for 9% of IMI's revenue for 1996 and 9% for 1995. Although IMI intends to market its services directly to physicians and health maintenance organizations, there may be a decline in revenue from physicians whose scans were obtained through brokers as a result of the change in the laws.

Agreements with Radiologists

IMI engages independent radiologists and other specialists to read and interpret the diagnostic imaging scans performed at the Centers. None of such radiologists or other specialists are employed by the IMI. In December 1994, IMI entered into a five-year agreement (the "ERN Agreement") with ERN, a Florida professional association owned by an independent radiologist, pursuant to which ERN was engaged by IMI to provide, on an exclusive basis, all radiology services for five of IMI's Florida Centers through radiologists and other specialists employed by ERN. ERN receives a fee for its radiology services in an amount equal to a percentage, ranging from 10% to 20%, of gross revenues received by the Centers, together with an annual consulting fee of $30,000. Upon the consummation of this Offering, ERN has the right to receive a five-year warrant to purchase 100,000 shares of the common stock of Consolidated at an exercise price equal to the market price of such Common Stock on the day preceding the date of exercise. IMI has been informed that ERN currently employs five radiologists and other specialists to perform such radiology services on behalf of ERN. Prior to December 1996, ERN also provided radiology services to another of IMI's Florida Centers on a exclusive basis pursuant to an oral agreement. Since December 1996, an independent radiologist, who had formerly performed such services as an employee of ERN, has been performing services at such Center pursuant to an oral agreement with IMI. As of February 1, 1997, IMI entered into a radiology services agreement with Premier Radiology Group, Inc. and will pay a fee of 16.5% of net collections from the Center.

In October 1990, IMI entered into a Facilities Use Agreement with an independent radiologist in Puerto Rico pursuant to which such radiologist performs all radiology services at the Center in Puerto Rico during the term of such agreement for which the radiologist receives an annual fee ranging from 10% to 15% of the gross revenues of the Center, subject to increase with respect to gross revenues of the Center in excess of $2,000,000. In September 1994, in connection with IMI's acquisition of this Center, the agreement was amended and Consolidated issued 125,000 shares of its common stock to such radiologist. The agreement provides for IMI's subsidiary which owns the Center to pay the radiologist $500,000 as liquidated damages if it terminates the agreement without cause.

IMI has also entered into agreements with independent radiologists with respect to the Centers in Virginia and Kansas. The radiologist engaged by the Virginia Center receives an annual fee of $275,000 plus 15% of the Center's gross revenues in excess of $2.4 million. The radiologist engaged by the Kansas Center receives a fee for each study performed ranging from $75 to $150, depending on the number of studies read.

Certain of the radiologists engaged by IMI, including Dr. Steinberg and other radiologists employed by ERN, have been granted options to purchase the Company's Class A Common Stock.

MRI Net

IMI, through MRI-Net, a wholly-owned subsidiary of IMI, operates a referral network through which patients are referred to 85 diagnostic imaging centers throughout the state of Florida, including IMI's Florida Centers. IMI markets MRI Net to HMOs, indemnity plans, workers compensation insurers and other third-party payers by making available to them at contract rates a range of imaging services at centers located throughout the state. Pursuant to contracts with the third-party payers, the participating centers provide diagnostic imaging services to persons who are covered by the contracting third-party payers. The Florida Centers are part of such network. During 1996, the centers participating in the network, including the Florida Centers, serviced a total of approximately 600 patients per month. These patients were referred to the centers through MRI Net from approximately 40 different third-party payers. IMI receives a fee of at least $50 from the center performing the services for each patient which is referred to it by MRI-Net. Revenues from MRI-Net for 1996 and 1995 constituted less than 2% of IMI's total revenues.

Government Regulation - Reimbursement

The healthcare industry is highly regulated and is undergoing significant change as third-party payers, such as Medicare, Medicaid, Blue Cross/Blue Shield plans and other insurers increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the Federal and state levels to regulate healthcare delivery in general and imaging services in particular. In addition, several states, including those in which IMI operates, have imposed limits on the reimbursement by Medicaid and Workers Compensation programs for imaging services. These and similar limits may reduce the income generated by IMI's operations.

In general, Medicare reimburses radiology imaging services under a physician fee schedule which covers services provided not only in a physician's office, but also in freestanding imaging centers. IMI believes that reductions in reimbursement for Medicare services may be implemented from time to time, which may lead to reductions in reimbursement rates of other third-party payers. Congress and the Department of Health and Human Services ("HHS") have taken various actions over the years to reduce reimbursement rates for radiology services and proposals to reduce rates further are anticipated. IMI is unable to predict which, if any, proposals will be adopted. Any reductions in Medicare reimbursement for radiology services could have a material adverse effect on IMI. In addition, IMI cannot predict the effect healthcare reforms and efforts to control costs may have on its business, and there can be no assurance that such reforms or efforts will not have a material adverse effect on IMI's operations.

Government Regulation - General

IMI's business is subject to extensive Federal and state regulation. Such regulations cover, among other things, certain reporting requirements, limitations on ownership and other financial relationships between a provider and its referral sources, approval by the FDA of the safety and efficacy of pharmaceuticals and medical devices, the confidentiality of medical records, antitrust laws, and environmental regulation regarding the use of various substances, including radioisotopes, and the disposal of medical waste. In addition, the requirements that IMI must satisfy to conduct its businesses vary from state to state and many of the state requirements overlap with the Federal requirements. IMI believes that its operations comply with applicable Federal and state regulations in all material respects. However, changes in the law or new interpretations of existing laws can have a material effect on permissible activities of IMI, the relative costs associated with doing business, and the amount of reimbursement for IMI's products and services paid by government and other third-party payers.

IMI believes that in the near future, all outpatient medical diagnostic imaging centers will be required to be accredited by certain accreditation entities. In anticipation of these requirements, IMI is currently in the process of having all of the Centers accredited by an accreditation organization, the requirements of which IMI believes will satisfy any anticipated future requirements that may be imposed. There can be no assurance, however, that any such accreditation requirements will be imposed or, if imposed, what the scope of such requirements will be or whether IMI will obtain any necessary accreditation.

Mammography

Centers performing mammography services (including screening mammography) must meet Federal, and in some jurisdictions, state standards for quality as well as certification requirements. Under interim regulations issued by the Food and Drug Administration (the "FDA"), all mammography facilities are required to be accredited, to undergo an annual mammography facility physics survey, to be inspected annually and pay an annual inspection fee, to meet qualification standards for physicians, mammography technologists and medical physicists who interpret mammograms, to meet certification requirements for adequacy, training and experience of personnel, to meet quality standards for equipment and practices, and to meet various requirements governing record keeping of patient files. In addition, the FDA has proposed regulations governing standards for mammography X-ray equipment, medical physicists standards and minimum quality standards for mammography facilities including personnel standards and quality control. Sanctions for violating the Mammography Quality Standards Act of 1992 ("MQSA") are varied, ranging from civil monetary penalties, suspension or revocation of certificates and injunctive relief. Moreover, the MQSA requires conformity with these standards to obtain payment for Medicare services. Although the one Center that offers mammography is currently accredited by the Mammography Accreditation Program of the American College of Radiology, and the Company anticipates continuing to meet the requirements for accreditation for such Center as well as any Centers which offer mammography, the withdrawal or delay of such accreditation could result in the revocation of certification, if the FDA so determines.

Permits and Licensure

Certain of IMI's facilities require state licensure and are also subject to Federal and other state laws and regulations governing imaging facilities and the staff hired by IMI, such as technicians, to provide services. IMI believes that it is in compliance with applicable licensure requirements. IMI further believes that diagnostic testing will continue to be subject to intense regulation at the Federal and state levels and cannot predict the scope and effect thereof.

Anti-kickback Laws

IMI is also subject to Federal and state laws prohibiting direct or indirect payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs as well as in relation to private payers. The Anti-kickback Statute prohibits the offer, payment, solicitation or receipt of any remuneration in return for the referral or arranging for the referral of items or services paid for in whole or in part under the Medicare and Medicaid programs (the "Anti-kickback Statute"). To date, courts have interpreted the Anti-kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners. Violations of the statute's provisions may result in civil and criminal penalties, including fines of up to $25,000 and exclusion from participation in Medicare and state health programs such as Medicaid and imprisonment for up to five years.

Since July 1991, the U.S. Department of Health and Human Services has adopted regulations creating "safe harbors" from Federal criminal and civil penalties under the Anti-kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Although additional safe harbors have also been proposed, none of IMI's current activities fit within an applicable safe harbor that has either been enacted or proposed. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased regulatory scrutiny and possible prosecution. Several courts have rendered decisions interpreting the statute. In May 1996, the District Court of Appeal of Florida, Fourth District held that an arrangement in which a company marketed the services of a durable medical equipment business to potential clients and received a percentage of the sales it generated was in violation of the Anti-kickback Statute. While IMI believes that MRI Net's operations are different from those in such case, a court could reach a contrary conclusion. The restrictions of the Anti-kickback Statute may limit the ability of IMI Company to enter into joint venture or service agreements with physicians, may restrict its dealings with any physician from whom it has purchased an interest in a facility and could, if interpreted broadly, preclude MRI Net from being paid for its services. Although the Company believes that it is in compliance with the Anti-kickback Statute, there is no assurance that it will not be found to have engaged in prohibited activities.

Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended the prior physician self-referral ban known as "Stark I," by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Since January 1, 1995, Stark II has prohibited, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare patients to an entity providing "designated health services" (including, among other things, radiological imaging services, which are the services provided by IMI), in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Certain exceptions are available under Stark II, including the referral of patients to providers owned by certain qualifying publicly-traded companies in which a referring physician owns an investment security. At this time, however, the ownership of investment securities (including common and preferred stock, bonds, debentures, notes and other debt instruments) in IMI does not qualify for the exemption as IMI does not have presently shareholder equity of at least $75 million. Other exceptions exist under the Stark II which may or may not be available to IMI for arrangements in which IMI may be involved. IMI has been advised by its healthcare counsel that there are no regulations, administrative pronouncements or judicial cases interpreting Stark II. While IMI believes that it is in compliance with the Stark legislation, the statute is broad and ambiguous, and interpretive regulations have not been issued. Future regulations could require IMI to modify the form of its relationships with physicians under the Stark II. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Stark II could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed (and $100,000 for participation in a "circumvention scheme," and possible exclusion from the Medicare and Medicaid programs.

There are also Federal (and state) civil and criminal statutes imposing substantial penalties, including civil fines and/or imprisonment, on health care providers that fraudulently or wrongfully bill governmental or third-party payers for health care services. The Federal law prohibiting false billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. The potential liability under the Federal False Claims Act can include treble damages plus a fine of $10,000 per claim. Courts are currently divided as to whether an Anti-kickback Statute violation may also be a predicate for false claims liability.

On August 21, 1996, the Health Insurance Portability and Accountability Act of 1996 (the "1996 Health Act") was signed into law. Title II of the 1996 Health Act contains significant provisions relating to healthcare fraud and abuse. The 1996 Health Act codifies the long-standing implicit exception in anti-kickback liability for managed care discounts, if the provider, via the arrangement, is at "substantial financial risk." In addition, Federal criminal law was revised to create a new class of criminal healthcare offenses, standards for liability were clarified and new initiatives were launched to coordinate efforts at the Federal and state levels to control fraud and abuse. The 1996 Health Act also increased the penalties under the Federal False Claims Act and permits the government to reward sources who provide information that results in a recovery by the government.

Antitrust

Federal and state antitrust laws and regulations may effect the operation of MRI Net, which is a referral network through which patients are referred to diagnostic imaging centers in Florida. Because the centers to which patients are referred are operated by independent entities, they may be deemed competitors and, therefore, subject to a range of Federal and state antitrust laws and regulations which prohibit anti-competitive conduct, including price fixing, division of the market and product tying. Violations of Federal and state antitrust laws can result in substantial penalties and restrictions on MRI Net's business activities. Although IMI believes that MRI Net's activities do not violate the Federal or state anti-trust laws, no assurance can be given that a court or regulatory agency will not make a contrary determination, which could have a material adverse effect upon IMI.

State Government Regulation

Many states, including the states in which IMI operates, have adopted statutes and regulations prohibiting payments for patient referrals and other types of financial arrangements with healthcare providers, which, while similar in certain respects to the Federal legislation, vary from state to state. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. Certain states have also begun requiring healthcare practitioners to disclose to patients any financial relationship with a provider, including advising patients of the availability of alternative providers.

In addition, the laws of many states prohibit business corporations such as IMI from practicing medicine, employing physicians to practice medicine or sharing fees with physicians. IMI provides only non-professional services by providing non-medical (i.e., technical and administrative services), does not exercise control over the practice of medicine by physicians and does not employ any physicians for the purpose of providing medical services. All physicians engaged by IMI are independent contractors. IMI may not dictate the manner in which a physician interprets a radiological examination or counsels patients. However, these laws generally have been subjected to limited judicial or regulatory interpretation, and therefore, there is no assurance that some of IMI's activities might be found not to be in compliance. If such a claim were successfully asserted against it, IMI could be subject to civil and criminal penalties, and could be required to restructure its contractual relationships. In addition, certain provisions of its contracts, including non-competition covenants by the contracting professionals, could be ruled unenforceable. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on IMI's operations.

Many states limit the extent to which providers can engage in risk contracting, which involves the assumption of a financial risk with respect to providing services to a patient. In some states, only certain entities, such as insurance companies, HMOs or independent practice associations are permitted to contract for the financial risk of patient care. In such states, risk contracting in certain cases has been deemed to be engaging in the business of insurance. IMI believes that it is not in violation of any restrictions on risk bearing or engaging in the business of insurance under applicable state laws. If IMI is found to be unlawfully engaging in the business of insurance, such a finding could result in civil or criminal penalties or require a restructuring of IMI's operations that could have a material adverse impact on IMI's operations.

Florida

In April 1992, the State of Florida adopted the Patient Self-Referral Act of 1992 which prohibits referrals for certain designated health services by a healthcare provider to a facility (including a diagnostic imaging center), in which such provider has an ownership interest. In addition, effective October 1, 1996, the State of Florida enacted legislation which prohibits patient brokering. The law makes it unlawful for any person, including any healthcare provider or healthcare facility (including a diagnostic imaging center) to: (a) offer or pay any commission, bonus, rebate, kickback or bribe, or engage in any split fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility or (b) solicit or receive any commission, bonus, rebate, kickback or bribe, or engage in any split fee arrangement, in any form whatsoever, in return for referring patients or patronage to a healthcare provider or healthcare facility. Violations of the law may be punishable by fines and imprisonment. There is an exception in the 1996 anti-brokering statute related to payments to or by a health care network entity that has contracted with a health insurer, a health care purchasing group, or the Medicare or Medicaid program to provide health goods or services under a health benefit plan when such payments are for goods or services under the plan. IMI believes that MRI Net is a health care network entity that falls within the statutory exception. However, there has been no regulatory or judicial interpretation of the statute clearly applying the exception to network structures and activities like those of MRI Net, as a result of which it is not certain that this exception would apply to MRI Net's activities. If MRI Net's activities are found not to be in compliance with the statute, it would be subject to fines, imprisonment, and/or a need to restructure its business. IMI has in the past used the services of "patient brokers," but discontinued such practice when the anti-brokering statute became effective. IMI believes that its current procedures otherwise comply with Florida laws regarding referrals and patient brokering.

Kansas

The State of Kansas prohibits the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. IMI believes that its operations comply with such laws. Currently, the employees of the Kansas Center provide only technical services relating to the MRI scans. Professional medical services, such as the reading of the MRI studies and related diagnosis, are separately provided by licensed physicians pursuant to bona fide independent contractor agreements. There can be no assurance, however, that state authorities will not determine that these relationships constitute the unauthorized practice of medicine by IMI. Such determinations could have a materially adverse effect upon IMI and would prohibit the Kansas Center from continuing its current procedures for conducting business. In addition, Kansas has recently adopted laws similar to the Federal "Anti-Kickback" statutes, which prohibit the giving or receiving of remuneration's in exchange for the referral of patients for services for which payment is made by Kansas Medicaid. However, no Medicaid referrals are accepted by the Kansas Center from persons who receive any remuneration of any kind from the Kansas Center, and thus the Company believes it is in compliance with such laws.

Puerto Rico

The Health Facilities Act of Puerto Rico and the Health Facilities Regulations promulgated thereunder set forth the provisions which regulate the establishment and operation of health facilities in the Commonwealth of Puerto Rico, including among others, diagnostic and treatment centers. No person may operate or maintain a Health Facility in Puerto Rico without a license granted pursuant to the provisions of the Health Facilities Act and the Health Facilities Regulations. A license granted under the Health Facilities Act and the Health Facilities Regulations is valid for two years unless otherwise revoked or suspended before said term. However, the Office of Regulation and Accreditation of the Health Department of Puerto Rico currently applies the provisions of the Health Facilities Act and the Health Facilities Regulations to MRI facilities which operate in conjunction with, or as part of hospitals. Independent MRI facilities, such as the one operated by IMI, are not presently regulated under the Health Facilities Act or Health Facilities Regulations. MRI facilities in Puerto Rico are subject to certificate of need and convenience ("CON") laws, which currently may serve to limit the competition for the Company because of the added time and expense of establishing and operating competing facilities. No major new health facilities can be constructed without obtaining a CON granted by the Secretary of Health. In addition, any professional clinical personnel providing services at IMII's MRI facility must satisfy local license requirements. The laws and regulations in this area may be subject to material change. Consequently, there can be no assurance that IMI will be in a position to comply with future laws and regulations. Moreover, the cost associated with compliance, including the cost of any additional personnel or contracting with other qualified organizations to provide certain services, may have a detrimental effect on the profitability of IMI's operations in Puerto Rico. Further, even if IMI currently possesses all the licenses and permits necessary to operate in Puerto Rico, there can be no assurance that IMI will be able to renew all such licenses and permits. To date, the Commonwealth of Puerto Rico has not enacted any laws or regulations prohibiting physicians from referring patients to MRI facilities in which they have an ownership or financial interest.

Virginia

Under the Virginia Practitioner Self-Referral Act (the "Virginia Anti-Referral Law"), unless the practitioner directly provides health services within the entity and will be personally involved with the provision of care to the referred patient, a practitioner may not refer a patient for health services to any entity outside the practitioner's office or group practice if the practitioner or any of the practitioner's immediate family members is an investor in such entity. An "investor" is one directly or indirectly possessing a legal or beneficial ownership interest, including an investment interest, which is defined as the ownership or holding of an equity or debt security. Currently, no physician in a position to refer patients to the Virginia Center, nor any of their immediate family members, is an "investor", as defined in the Virginia Anti-Referral Law, in IMI or in the entity which owns the Virginia Center. A referring physician, or an immediate family member of a referring physician who purchases Common Stock or Warrants in this Offering or otherwise purchases such Securities in the public market, may be deemed an "investor" as defined in the Virginia Anti-Referral Law, in that he or she would have an indirect ownership interest in the entity which owns the Virginia Center, because such entity is a wholly-owned subsidiary of IMI. Three possible exceptions to the prohibition exist for such investors. The first exception permits a practitioner to refer to an entity which is publicly traded and which meets certain conditions. Even though the practitioner may be deemed an "investor" in the entity which owns the Virginia Center, it is unclear whether the exception applies, because the publicly traded entity is IMI, which is the parent of the owner of the Virginia Center, not the owner of the Virginia Center itself. Assuming that the exception could apply, IMI, in any event, would be unlikely to meet all of the conditions set forth in the exception; consequently, this exception would not be available. The second exception permits the Virginia Board of Health Professions (the "Board of Health Professions") to grant an exception if it finds that there is a demonstrated need in the community for the entity, and several other conditions are met. Once again, there is an issue of whether the exception applies because the entity in which the investment is made is IMI, not the owner of the Virginia Center. Assuming the exception could apply, it is possible for the Company to meet the conditions set forth in this exception. It is unclear, however, whether the Board of Health Professions would determine that there is a demonstrated need for the Virginia Center in the community. If such determination were made by the Board of Health Professions, assuming that the other conditions are met, this exception could be available to a physician who purchases, or whose immediate family member purchases, Common Stock or Warrants in a proposed future public offering or otherwise purchases such Securities in the public market. Under the regulations adopted pursuant to the Virginia Anti-Referral Law, any such exception granted by the Board of Health Professions would be valid only for five years, but would be renewable. IMI has not yet determined whether to seek qualification under the foregoing exception. A third, more limited, exception applies if the practitioner refers a patient who is a member of a health maintenance organization to an entity in which the practitioner is an investor, if the referral is made pursuant to a contract with the health maintenance organization. Although the practitioner, and not the entity to which the referral is made, is the focus of the Virginia Anti-Referral Law, the law also provides that once a determination of a violation has been made by the Board of Health Professions, any entity, other than the practitioner, that presents or causes to be presented a bill for services that the entity knows or has reason to know is prohibited shall be subject to a penalty of $20,000 per referral or bill. In addition to the anti-referral law described above, Virginia law contains a prohibition, similar to the Federal Anti-kickback Statute, that applies with respect to referrals of Medicaid patients.

IMI continues to review all aspects of its operations and believes that it complies in all material respects with the applicable provisions of the Anti-kickback Statute, Stark II and applicable state laws, although because of the broad and sometimes vague nature of these laws and regulations, there can be no assurance that an enforcement action will not be brought against IMI or that IMI will not be found to be in violation of one or more of these laws or regulations. IMI intends to monitor developments under Federal and state fraud and abuse laws, including Stark II. At this time, IMI cannot anticipate what impact, if any, subsequent administrative or judicial interpretation of these laws may have on IMI's business, financial condition, cash flow or results of operations. Further, the laws and regulations in this area are subject to material change. Consequently, there can be no assurance that IMI will be in a position to comply with future laws and regulations in this area. Moreover, the cost associated with compliance, including the cost of any additional personnel or contracting with other qualified organizations to provide certain services, may have a material adverse effect on IMI.

Insurance

IMI or its subsidiaries are defendants in legal actions arising out of the performance of its imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. MI obtained and currently maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that IMI will be able to continue or, if necessary, increase such coverage or to do so at an acceptable cost, or that IMI will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. IMI also requires all of its radiologists to maintain malpractice and other liability coverage.

Potential Acquisitions

IMI may, in the future, seek to purchase additional medical diagnostic imaging centers, including MRI and multi-modality centers. However, IMI has no agreements or understandings and is not engaged in negotiations with respect to the acquisition of any such additional centers. No assurance can be given that it can or will be able to acquire any additional centers on reasonable terms or that any centers which it may acquire will operate profitably. Medical diagnostic imaging centers may be acquired from (i) radiologists who own and operate such centers (ii) physicians who may be required by law to divest themselves of such centers, and (iii) owners, including investment partnerships and limited liability companies formed to operate such centers, that are seeking to leave the imaging business. IMI may also enter into joint ventures with hospitals or other entities which desire access to medical diagnostic imaging technologies but lack the financial or management resources to establish a separate imaging center. In evaluating the desirability of acquiring any such centers, IMI will consider a number of factors, including the net income and cash flow of the center, third-party reimbursement patterns, the condition and age of the medical diagnostic imaging equipment, the relationships with managed care organizations and physicians and hospitals in the area, competition, the demography of the region, the reputation of the center, the nature of the revenue base and available financing.

Competition

The health care industry, including the market for medical diagnostic imaging services in general and MRI services in particular is highly fragmented. Such services are performed by both hospitals and imaging centers, such as the Centers, which are not affiliated with any hospital. Competition varies by market and is generally higher in larger metropolitan areas where there are likely to be more facilities and more managed care organizations putting pricing pressure on the market. IMI competes with both hospitals and independent medical diagnostic imaging centers. Furthermore, to the extent that another center offers imaging services in addition to MRI, IMI may be in a competitive disadvantage in marketing to managed care organizations, physicians and patients. To a lesser extent, IMI competes with mobile MRI service providers. Because of the cost of equipping and staffing an MRI or multi-modality center, MRI and other medical diagnostic imaging modalities are rarely offered by a sole practitioner or by a small group practice or by a large group practice that does not have a substantial demand for such services. Competition often focuses on physician referrals at the local market level as well as participation in managed care organizations. Successful competition for referrals is a result of many factors, including participation in health care plans, quality and timeliness of test results, type and quality of equipment, the location of the center, convenience of scheduling and availability of patient appointment times. Many competitors are larger and are better known than IMI in the market in which the Centers are located. IMI believes that hospitals are its most significant competitors and have certain competitive advantages, including their established community position, physician loyalty and convenience for physicians making rounds at the hospitals. IMI believes that its services are competitive with those offered by others in the areas serviced by its Centers. Furthermore, to the extent that IMI seeks to expand through the acquisition of other centers, IMI may compete with other, better capitalized companies seeking to make acquisitions. There can be no assurance that IMI will be able to compete effectively in the future. In addition, the establishment or transfer of ownership in some jurisdictions may be subject to CON laws. In some states, such laws may hinder IMI's ability to expand, while in others such laws may affect the ability of potential competitors to enter the market. Except for Puerto Rico, none of the states in which the Centers are located have CON laws which affect independent free-standing diagnostic imaging centers. Any change in CON laws which reduce the restrictions on potential competitors, such as hospitals, may have a materially adverse effect upon IMI's business and operations.

Employees

As of December 31, 1996, IMI had 189 employees, 128 of whom were involved in Center operations, nine of whom were involved in sales and marketing, 22 of whom were executive and management employees and 30 of whom were involved in billing and other administrative activities. None of IMI's employees are represented by a labor organization, and IMI believes that its employee relations are good.

ELECTRO-MECHANICAL AND ELECTRO-OPTICAL PRODUCTS MANUFACTURING

The electro-mechanical and electro-optical products manufacturing segment reflects the operations of Sequential Electronic Systems, Inc., ("SES"), S-Tech, Inc., ("S-Tech"), Televend, Inc., ("Televend") and FMX Corporation, ("FMX"), all of which are wholly owned subsidiaries of SES Holdings, Inc., ("SESH") with the exception of FMX which is 51% owned by SESH. SESH is a Delaware corporation that was organized in July 1992. On December 20, 1996, SISC sold all of its ownership in SESH to Lafayette Industries, Inc., ("Lafayette"), in exchange for a controlling interest in Lafayette.

Sequential Electronic Systems, Inc.

SES is a Delaware corporation organized in 1985. The principal products manufactured by SES are optical encoders, encoded motors and limit programmers.

Products Manufactured

Optical encoders, like those that are produced by SES, are utilized in almost every manufacturing process where position is required as a part of the manufacturing process. Encoders are used as position sensors on CNC machines, packaging machinery, etc., in industries such as food packaging, manufacture of paper products, and as measurement devices on medical equipment. Additionally, SES furnishes encoders to the military for such applications as position transducers for the Multi-Launch Rocket System and for the Patriot Missile Defense System. Both of these systems were extensively used in the Gulf War. SES encoders are also used in the latest state-of-the-art NEXRAD weather system. SES high resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas located around the world.

Encoded motors are used as capstan drives in weather map recorders and state-of-the-art instrumentation tape recorders. These recorders are used by the government in antisubmarine warfare detection systems in seismic measurement recording systems.

Limit programmers are primarily designed in industry to control the sequence of events required during the manufacturing process. SES limit programmers are found in machinery to manufacture tires, toilet tissue, disposable diapers, as well as machinery used to package bread, cake, coffee, soap and other consumer purchased products. SES limit programmers provide direct digital position output, allowing for the direct transfer of digital position information to microcomputer based control systems.

Markets, Marketing and Competition

Revenues for SES has decreased from the prior periods amounting to $1,363,000, $2,556,000 and $3,035,000 for 1996, 1995 and 1994 respectively. Revenues from two U.S. government agencies amounted to $893,000 and $563,000 for 1995 and 1994, respectively, which comprised 20% and 15% , respectively, of total revenues for 1995 and 1994. No revenues were earned from these government agencies in 1996. SES believes that the high resolution encoder market is becoming a significant market to the U.S. government again after a no-budget year for 1996. Primary areas of sales for high resolution encoders are the missile test ranges under the heading of Missile Range Instrumentation. U.S. government facilities that are anticipated to be covered are Air Force bases that are tied into respective weapons test centers. In order to take advantage of fiscal 1997 U.S. government budgets and new programs, an effort is being made to determine the level of upcoming new procurements and upgrading of existing range instrumentation. Photo-Sonics, a Burbank, California company is a major supplier of missile range instrumentation devices to the U.S. government and a significant portion of Photo Sonics devices use encoders manufactured by SES. In order for SES to reestablish itself as a leader in the military type hardware, it will require visits and presentations to weapons test centers and the utilization of the Photo-Sonics sales force.

Related to non-military applications, SES presently completed an order for prototype units for ABB Daimen Benz for encoders. These units are currently in evaluation for use as part of the speed control system for rail cars.

The future growth of SES will require a restructuring of existing product lines as the current product lines may not be sufficient to sustain the growth of SES. The future spending of the U.S. government on military related projects has been and will continue to be volatile due to unpredictability of amounts budgeted for military spending. As such, no assurances can be given that SES will be able to produce sales volumes that will sustain its planned growth.

Government Regulation

As a manufacturer of products that are used in devices purchased by the Defense Department or its contractors, SES is subject to the provisions of the procurements regulations of the Defense Department. These regulations generally provide the government with the right to terminate the contract for the convenience of the Defense Department, and, in certain cases may include provisions for renegotiation. The Department of Defense also has regulations pursuant to which the Defense Department may inspect a contractor's or sub-contractor's manufacturing facilities. Such inspectors frequent SES's facilities on a regular basis.

Employees

As of December 31, 1996, SES had 21 employees. None of SES's employees are represented by a labor organization, and SES believes that its employee relations are good.

S-Tech, Inc.

S-Tech is a Delaware corporation that was organized in June 1992. S-Tech is a design and manufacturing facility which has several unique and specialized product lines which consist of specialized vending machines, avionics equipment and industrial lighting.

Markets, Marketing and Competition

Specialized vending is used to describe a vending product which includes sophisticated electronic circuitry and or computer software. The vending products presently being manufactured under contract include prepaid telephone debit card machines, automated payment centers, information kiosks and stamp machines. S-Tech has entered into contracts with such major companies as ConEdison, NYNEK and Kinkos. Previously, S-Tech manufactured in excess of 11,000 stamp machines for the United States Postal Service and designed and manufactured the token vending machines for the New York City Transist Authority.

The avionics equipment manufactured by S-Tech consists primarily of various cockpit instruments and oil pressure transmitters. The majority of these products require a qualified product list designation ("QPL"). The QPL list consists of qualified products, with a limited number of approved sources, which are purchased by the Department of Defense, contractors and subcontractors. In many instances this QPL designation places the company in a highly advantageous competitive position as it pertains to government contracts by limiting the number of qualified bidders. In addition, S-Tech responds to "build-to-print" solicitations which are subject to competitive bidding. These products are manufactured in accordance with drawings and data packages provided by the Department of Defense or other procuring agencies.

S-Tech's revenues for 1996, 1995 and 1994 was $1,015,000, $2,556,000 and
$619,000, respectively.

Telephone Debit Card Vending

The specialized vending product line offers the maximum opportunity for long-term growth and profitability. The specific products that S-Tech is currently targeting are the prepaid telephone calling card machines and the automated bill payment centers. The prepaid telephone calling card machines require that S-Tech be able to provide its customers with a card that is dispensed from the machine. In response to a recent industry demand, S-Tech has designed a prepaid telephone calling card machine for the purpose of dispensing calling cards. Pre-paid calling cards are already used worldwide as the most convenient and affordable means of making long-distance telephone calls made away from home. The telephone debit card vending machines are used in a variety of locations such as bus stations, airports, cruise lines, rental car locations, hotel lobbies, gift shops, nursing homes, train stations and gas stations.

Automated Payment Centers

S-Tech's experience in the USPS programs and in specialty vending products permitted the company to expand their product base into a number of new areas. The most important of these is the Automated Bill Payment Center. S-Tech is presently under contract to design, develop and manufacture a customer operated Bill Payment Center for a major utility company and is being considered by two
(2) other public service companies for a similar unit. The unit is simple in operation, aids the user with visual prompts, accepts currency, prints a transaction report, and provides change to the customer. Customer interface with the system begins with a touch screen selection button, Start Transaction or English/Spanish selection. The system responds with the first help screen showing an animated version of the bill form. The screen will then show how the bill is to be inserted into the bar code scanner on the payment machine. Software identifies when the bill form is in place, and will automatically begin the scan. Three attempts will be programmed, after which, the system will flag the second help screen. The second help screen will show in animated form the proper method for reading and manually punching in the account number as it appears on the bill form. The animation shows where the account number appears, the number of characters, and how to use the touch screen keypad.

Once the account number has been entered the system uses the existing public service company's software to interface with their main-frame system. This interface retrieves the customer name, address, and all other pertinent billing facts such as usage, current balance due, and account status (i.e. the same information that is available to the current clerk operated system). When the system asks for a confirmation, the touch screen will again be enabled for a response. Upon a positive response the system provides a help screen to aid in the selection of the account payment. An animated screen will demonstrate a complete or partial payment, enable the currency validator and display how bills are to be inserted. The system will also instruct the customer to insert large bills first so that an undesired change situation will be avoided. Once payment is received and validated, the account is credited and the account transaction is forwarded to the main frame where it is registered. Change is always given in the largest denomination available. The payment centers use intelligent routines which will prevent the input of currency in an undesirable manner and in turn prevent situations where a larger than normal amount of change must be dispensed. The program will be used to dispense change in the most efficient manner to assure that the system will remain in operation for as long as possible. For the average $6.50 of change dispensed, the unit will be able to service several hundred clients in terms of change in $5 and $1 bills, quarters, nickels and pennies.

The final step in the transaction sequence is the printing of a receipt and recording of the transaction. The machine will automatically switch to the display mode in English until a customer initiates the transactions or bilingual mode. A telephone line is provided on the payment center to permit the customer to speak with a representative of the public service company if clarification is required or verification is needed such as "reinstalling a disconnect notice". The system automatically requests service when any of the utility functions approach a level which can cause an "out of service" condition within several transactions. If service is not accomplished a threshold is established upon which the system disables. Items such as a low currency dispenser, low coin hopper, printer paper low, floppy disc near full condition, or the bill validator is full will generate an alert signal to be sent to the appropriate monitor. Special software monitors bill volume so that a stacker full signal is avoided (which will remove the unit from operation). This condition must be avoided because it could occur in the middle of a transaction where it will lead to an unacceptable level of customer stress and inconvenience.

The following options can also be provided:
 Single frame video of customer(s).
 Audio (interactive) or message upon initial customer contact with touch screen. Special signage.
 Credit/Debit card payments.
 Permit payment for other public service companies
 Bilingual graphics.
 Vending of standard Prepaid Telephone Calling Cards
 Alarm system (security)

The most significant of these options is the ability to support other public service companies by providing an interactive communications network that will permit interfacing with different devices, external networks and proprietary hosts on the same network as well as easily add on new devices with a minimum of change and in a relative short period of time. This system will permit the Payment Center to facilitate collections for other public service companies, payment by credit card and payment by bank debit card thus expanding the centers capability and sharing of the systems cost. This proposed system would ensure that an internationally standards-oriented baseline technology architecture is implemented to facilitate connection to a much broader variety of host-based and network-based technologies and expand the potential products and services offered by the system within the context of its current strategies as well as beyond.

S-Tech believes this system represents the best possible combination of architecture, technology, support and experience available. The proposed network system enables access to all types of shared cash dispensing networks. The system will control and manage all aspects of bill payment authorization on behalf of the host system, with features such as:

         Authorization Processing
         Network Interface
         Host System Interface
         Message Management
         Security Processing
         Failure Monitoring
         Reporting/MIS
         Bill Payment Device Handling

The market potential is significant since over 30% of the customer base do not have checking accounts or credit cards. Most public service companies prefer their customers to pay by mail. However, a considerable number of customers continue to use the service company's payment centers which operate like mini-banks or use various retail stores such as pharmacies, card shops and check cashing facilities for the payment of bills. These methods cost the service company a commission or fee. The service company's payment centers are generally busy during lunch hour, on Fridays (pay day), at the end of the month or before and after normal working hours resulting in a large waiting lines to pay their bills thus adding to their frustration. The Customer Operated Bill Paying Machine provides a means for the customer to pay, either in full or in part, their bill, reconcile accounts, and to do so with 24 hour availability and independent of any clerical assistance unless required by the customer.

Information Kiosks

The automated payment center paves the way into another market. The kiosk provides access to forms for municipalities and the federal government, Internet accessibility, "how to get-to" information centers, postal information centers, court house directories, and for college registration and student services. Expanding capabilities in this field leads to other similar kiosk related products. S-Tech negotiated for a contract to design and develop the hardware for a Municipality Forms Kiosk that will permit individuals to obtain computer generated forms used by the various agencies of a municipality at one central location. At present, 21 units are on order with the potential sales of over 100 units. These new products have broad base applications for public service companies, municipalities governments and postal services for both domestic and on an international basis. S-Tech is presently negotiating to design and fabricate a cash payment machine that can be utilized as a customer interactive customer selection and payment machine in fast food locations. This concept will also be applicable to customer interactive machines for checkout and payment in supermarkets. Special signage and kiosk designs are also included to provide other revenue sources and unique vending designs will be incorporated in these designs for money handling and MIS data transmission.

Stamp Vending Products

S-Tech manufactures automatic postage stamp booklet vending machines, automatic postage stamp vending machines and currency to coin change machines. S-Tech's postage stamp booklet vending machines dispense one or two different stamp booklet denominations booklets and are programmable for price. S-Tech's programmable stamp booklet vending machines contain an electronic control board of electronic components, integrated circuits and micro-switches, which allow for channel and price selection instead of requiring replacement of the entire coin changer. In addition, this design permits adaptation of the machine to foreign currencies. The units have a self- testing capability, cold temperature compensation and anti-tampering devices. The coin changer has slug and bent coin protection and is adjustable in $.05 increments up through $12.75 with change being returned in nickels and quarters. The units are usually "through the wall" mounted, allowing for servicing from the rear.

The automatic postage stamp vending units operate in a similar manner to the automatic postage stamp booklet vending units and also contain multi-channels for the dispensing of various denominations of stamps. For example, if so selected, one channel may dispense four 32 cent stamps, a second channel may dispense one 32 cent stamp and a third channel may dispense three 32 cent stamps. In the event that the post office changes the stamp price, the machine has the capability of returning penny stamps and/or change to the customer. For example, if the stamp price is 32 cents and the customer inserts four dimes into the machine, he would receive one 32 cent stamp, three penny stamps and one nickel change. The bulk of S-Tech sales of postal products to date have been to the United States Postal Service. However, over the past two years the company has developed commercial applications and is presently marketing in the commercial area. These locations include hospitals, colleges and universities, office supply stores and a number of other specialty stores. Sales to Kinkos, an office supply store, over the past two years were approximately 250 stamp machines with bill validators.

Token Vending

Several years ago the S-Tech management team designed and manufactured the token vending machines for the New York City Transit Authority. The contract provided for the design, manufacture and the installation and maintenance of 59 machines that are located in the NYC transit system. The system is fully operational today and has never experienced a break-in. S-Tech's marketing will be expanded for this product line. The United States Postal Service has recently embarked upon a program called "the Future Electronic Marketplace" in order to improve their image as a public communications facilitator and regain revenues lost to other carriers through the use of computers and fax machines. This program consists of three revenue sources: vending machines for their prepaid telephone calling card in association with American Express; a customer interactive system linked to 200 million home TV's, 40 million PC's and 15,000 kiosks which will provide information on government forms, payment of fees, retail catalog sales and postal services. S-Tech is meeting with the United States Postal Service in an attempt to participate in this program.

Avionics Products

The S-Tech avionics product line consists of both new and spare (replacement) items to maintain existing aircraft in an operational status. The products consists of a variety of approximately 20 synchro repeater instruments and 2 oil pressure transmitters. This product line had been relatively flat in sales with a range of $1 to $3 million dollars annually. The last few years have been seen a significant reduction in sales due to a reduction in Department of Defense
(DOD) expenditures. Although there is no guarantee of an upswing in the late 90's, it must be anticipated that inventories are low and spares will be required. Projected annual sales for this product area is anticipated to increase slightly because of the low inventory levels coupled with S-Tech's strategy to expand the instrument product line. In the event that the DOD 5 year forecast indicate future procurement of these items, S-Tech will be requalifying nine (9) indicators and one transmitter in anticipation of future procurements. In addition to the DOD sales, a limited number of sales are made in the galvanometer type indicator area to commercial accounts. Approximately 95% of S-Tech's business in this product line is defense related.

The total market is in the billions of dollars. Selection of biddable items will include only those products which are within our capability and when competition has not forced the price down to a level which does not meet our ROI objectives. Competition is fairly aggressive and solicitations may have as few as 2 or 3 bidders or as many as 15 to 20 bidders. It is reasonable to expect an award percentage, based upon previous experience, of approximately 4% for build to print programs.

The majority of S-Tech sales are obtained through the bidding process for the military items that are identified by CBD announcements, filing of 129 Forms at cognizant agencies and by repeat bid requests as a prior manufacturer. S-Tech carefully reviews the CBD publications and seeks out those instruments that align themselves with the QPL and desired technology.

As part of its marketing strategy, S-Tech actively identifies other avionics products that will be:
         Separated as small business set-aside.
         Competition Advocacy break-outs.
         SBIR requirements.
         Major OEM subcontract requirements.

Catalogs, advertising and visits to major avionics centers and aircraft manufacturers is essential to maintain this product line growth. Attendance at major avionics related shows and membership in key national organizations such as SAE, Air Force Association and the Navy League is essential. Financing will provide the assets to accomplish these tasks.

Recent solicitations for oil pressure transmitters similar to ones currently manufactured by S-Tech were bid and are presently pending. These units if awarded to S-Tech will require design modifications to our existing design. However one contract in this family of units will permit us a better competitive opportunity to bid on the other items in this family of units since the differences are only the operating pressure range.

The requirements for night vision compatible instruments (green illumination instead of white or red) is becoming an increasing requirement for low level support aircraft and helicopters. This is a requirement to avoid blooming (pilot blindness) when using night vision image intensified goggles. S-Tech presently has a proposal submitted to Lockheed to modify two QPL instruments for this type of application.

S-Tech intends initially to: (1) bid on items that are repeat items or similar to repeat items to minimize our risk(s); (2) bid on items to reduce inventory excess levels; and (3) select items that are well within our capability (low risks). In the long term, S-Tech will expand its QPL instruments and transmitters to allow for increased sales.

Government Regulation

As a manufacturer of products purchased by the Department of Defense or its contractors, S-Tech is subject to the provisions of the procurement regulations of the Department of Defense. These regulations generally provide the government with the right to terminate the contract for the convenience of the Department of Defense, and, in certain cases may include provisions for renegotiating. The Department of Defense also has regulations pursuant to which the Department may inspect a contractor's or subcontractor's manufacturing facilities. Such an inspector is present at S-Tech's facility on a regular basis.

Employees

As of December 31, 1996, S-Tech had 11 employees. None of S-Tech's employees are represented by a labor organization, and S-Tech believes that its employee relations are good.

Televend, Inc.

Televend is a Delaware corporation that was organized in December 1995. Televend has developed and markets a line of telephone cards for general use. Televend intends to ultimately sell the telephone cards using S-Tech's telephone calling card vending machines and is currently selling the cards through an independent network of sales representatives.

Markets, Marketing and Competition

Prepaid phone cards were first issued in Italy nearly 20 years ago. They are now used in over 200 countries and enable the holder to place a call from a public telephone without the use of a coin or token. These prepaid phone cards are "smart cards" with the value stored in the card itself utilizing optical, magnetic strip or chip technology. These types of cards were issued by the country's PTT (Public Telephone & Telegraph) and require telephones specially designed for their acceptance. European sales are estimated at $5 billion per year, Japanese sales alone are approximately $4 billion.

The vast majority of cards issued in the United States are "remote memory" cards with all information stored in a network-based central computer. These cards are used from any touchtone phone by dialing a toll-free 800 number and entering the PIN number unique to the card and then dialing any domestic or international call. Many cards are "rechargeable" which enable the holder to add additional time to the card after the initial amount purchased runs out. The market for prepaid cards in the United States is estimated at $10 billion per year. To date, U.S. market penetration is estimated to be less than 4%.

The prepaid phone cards have a promotional value. Several national promotional programs have already been implemented by companies such as American Express, Ryder, NBC, Mienekie, Dollar Rent-A-Car, and Monroe Mufflers. Over the next few years, public awareness will increase dramatically as consumers are inundated with millions of cards to be given away or sold by corporate and retail giants such as Coca-Cola, Pepsi, Philip Morris, RJR, Nabisco, APT, Kodak, K Mart and Walmart, Sears and major car rental companies.

The market for telephone cards in the United States is arguably the largest in the world at between $5.0 billion to $15.0 billion. A survey of the market for prepaid phone cards in the United States has shown that it has developed into five primary segments. These markets are: utility, promotional, corporate, affinity and collector. The utility component of the market is based upon sales to consumers through retail establishments such as convenience stores, travel agents, newsstands, check cashing stores and supermarkets. The consumer is typically charged rates ranging from $.29 to $.60 per minute for domestic long distance calling time. The promotional premium segment is based upon cards that are given away to reward customer loyalty or promote specific products. Prepaid phone cards have been given away with purchases of frozen dinners, baby food, dog food, sneakers, soft drinks and clothing just to name a few. This has proven to be a particularly effective marketing tool since long distance calls have nearly universal appeal. The corporate segment of the market is based upon the use of prepaid cards by corporations for use by their employees for calls made outside the office. Not only does this achieve a cost savings for the business, but additionally allows for effective budgeting. The affinity component of the market is based upon a group or organization distributing prepaid cards to its members. Affinity groups such as motor clubs religious organizations, alumni groups, unions, etc., receive commissions and residuals for the use of group-issued cards by their members. The collector portion of the market is based upon the card itself (the image, its desirability and its availability) as well as the underlying economics. Many collectors expect the value of their cards to increase which also brings into consideration soundness as a financial investment.

The market for prepaid phone cards in the United States has developed slowly. Although prepaid cards have been issued for several years, current estimates of annual sales of approximately $150 million indicate a market penetration of less than 4 percent, with rapid growth predicted. The U.S. has been the last major market to develop due to the general lack of public awareness about the use and benefits of prepaid calling. Public awareness will increase dramatically with the development and implementation of promotional and premium programs currently being planned by many Fortune 500 companies. Consumers will be inundated with millions of cards which will be given away by such corporate and retail giants. Additionally, companies currently issuing membership and charge cards to their customer base (e.g. AAA, Exxon, Sunoco, Fingerhut and Blockbuster) are planing to market and distribute telephone cards to their existing data base.

Once there is a widespread recognition of prepaid phone cards and their use, distribution of cards to the utility segment will increase dramatically. Since a typical call (3 to 5 minutes in duration) with a prepaid card is substantially less expensive and does not have the attendant fraud problems associated with conventional credit cards. It can be assumed that a large part of that market will convert to the use of a prepaid card. Given the fact that Nippon Telephone & Telegraph sells over $4.0 billion of cards through more than 140,000 points of distribution (retail stores and vending machines) with a customer base of approximately 125 million, the utility market in the United States can be conservatively projected to a similar level.

As the market expands, consumers will become sensitive to items such as the cost per minute and the availability of network-based enhanced features such as voice mail, store and forward of voice and data, audio text and other interactive services. These features, combined with the rechargeable feature of the cards will also lead to a dramatic increase in the corporate and affinity segments of the market. Numerous corporations and organizations will custom tailor a telephone card program for their employees and members.

Another factor affecting the market is regulation by various federal and state agencies, including the Federal Communications Commission, as well as state Public Utility and Tax Commissions.

Although competition is high for this product area, Televend intends to capture its share of the market by innovative design, improved reliability, customized features for large quantity purchases, special signage, and use of state of the art components. The United States Postal Service is presently in a pilot program with American Express and MCI (telephone carrier) to sell prepaid telephone calling cards over the counter.

Televend has generated revenues of $387,000 and $357,000 in 1996 and 1995, respectively, and has incurred net losses of $268,000 and $134,000 for 1996 and 1995. No assurances can be given that Televend will be able to generate revenues significant enough to penetrate the competitive environment of selling telephone calling cards as Televend is competing with competitors that have a current market share, a more competitive pricing arrangement and significantly greater capital resources.


Employees

As of December 31, 1996, Televend had one employees. None of Televend's employees are represented by a labor organization, and Televend believes that its employee relations are good.

FMX Corp.

FMX is a Delaware corporation that was organized in 1995. FMX is a development stage company which designs, develops and integrates all of the critical building blocks of a Fingerprint ID System ("FIDS"). In conjunction, FMX has completed development of a proprietary unique optical fingerprint scanner, VLS-10, which has a live-scan ten print touch/roll and single print touch/roll capability. Presently in development is the VLS-IFP, which is of the same genre as the VLS-10. This unit is significantly smaller and is designed to be integrated with SmartCard technology. Presently, there are no comparable units available to OEM system integrators. FMX expects that its FIDS can be implemented into a super high reliability product because of the tight control of the individual building blocks and the connecting interfaces. This is a cost effective package which will be offered to OEMs in the security, entitlement, and law enforcement markets as well as positioning FMX to be able to participate and directly compete in the "low end" access control market.

FMX considers that one of the major impediments to general acceptance of fingerprint as opposed to retinal and hand geometry biometric constructs has been the inability of all fingerprint scanners to satisfactorily scan and/or reliably image the broad spectrum of fingerprint quality evidenced in any user population of the representative randomly chosen subjects. FMX expects that its scanners will allow a much increased spectrum of user acceptance, which in this crucial area, will be on a par with the very much less accurate systems based on retinal patterns or hand geometry.

FMX anticipates an immediate market for the sale of the VLS-10 to OEMs who currently buy fingerprint scanners from only one source. FMX's penetration of this market is based upon the superior performance and ergonomic comfort of the VLS-10. There are at least 10 OEMs using fingerprint identification systems and significantly more using only the scanner.

The VLS-IFP is structured to appeal to the credit card companies, who are interested in integration of fingerprint scanners into smart cards, and periodically attempt to tantalize television audiences with the predicted technical advancements.

A patent application on the unique electro-optical mechanization of VLS-10 and VLS-IFP is in progress but has not been completed to date.

FMX has not generated any revenues and no assurances can be given that the future revenues generated by FMX, if any, will be substantial. Additionally, a lack of sufficient funding will delay the development of the prototypes and could result in the competitor companies developing a product of similar capability prior to FMX's prototype completion. Further development and perfection of other biometric devices may effect the marketability of FMX's product. During 1996, FMX has incurred $144,000 in research development expenses. The research and development and all substantial engineering is performed by the 49% minority interest owner of the company. Administrative support is provided by Consolidated.

MEDICAL INFORMATION SERVICES

The medical information services segment reflects the activity of Netsmart Technologies, Inc., ("Netsmart"). Netsmart is a Delaware corporation, organized in September 1992 under the name Medical Services Corp., a holding company, whose operations were conducted by its wholly owned subsidiary, Carte Medical Corp. In October 1993, Medical Services Corp. merged its subsidiary into itself and changed its name to Carte Medical Corporation. In June 1995, Carte Medical Corporation's name was changed to CSMC Corporation, and in February 1996, the Company's name was changed to Netsmart Technologies, Inc. Substantially all of Netsmart's revenue during 1995 and 1994 was generated by its health information systems and related services which are marketed by its subsidiary Creative Socio Medics, Corp. ("CSM") which was acquired by Carte Medical Holdings, Inc., a wholly owned subsidiary of SISC. In September of 1995 the stock of CSM was transferred by Carte Medical Holdings, Inc. to Netsmart.

Netsmart develops, markets and supports computer software designed to enable organizations to provide a range of services in a network computing environment. A network computing environment is a computer system that provides multiple users with access to a common database and functions. A network system can be a local system, such as a local area network, known as a LAN, which operates within an office or facility, or a distributed system which provides simultaneous access to a common data base to many users at multiple locations.

There are typically three parties in Netsmart's network system - the sponsor (the party that maintains the data base, and may be a managed care organization, a university or a financial institution), the users (the users are the individuals who use the system, and may be the subscribers of a managed care organization, the students at a university or the bank care or credit card holders of a financial network) and the service providers (the service providers are those who provide goods or services to the users, and may be physicians, pharmacies, banks and merchants who provide goods, services or funds to bank card or credit card holders).

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

Health Information Systems and Services

Since the acquisition of CSM, Netsmart has offered its customers a range of products and services principally based upon the health information systems which were developed and marketed by CSM prior to the acquisition. Users typically purchase one of the health information systems, in the form of a perpetual license to use the system, as well as contract services, maintenance and third party hardware and software which Netsmart offers pursuant to arrangements with the hardware and software vendors. The contract services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require CSM to adapt one of its health information systems to meet the specific requirements of the customer.

Although the health information systems constituted the basis of CSM's business, revenue from the license of such systems has not represented a major component of its revenues. The typical price for a license for CSM's health information systems ranges from $10,000 to $30,000. During 1996, 1995 and 1994, CSM installed health information systems licensing of such systems represented approximately $329,000, $162,000 and $375,000, for 1996, 1995 and 1994,
respectively, accounting for approximately 3.9%, 2.2% and 7.4% of revenue for such periods.

Netsmart offers software systems developed by CSM which are designed to meet the requirements of providers of long-tern specialty care treatment. Certain of its systems were developed to meet the requirements of Federally funded target cities projects and is installed in Baltimore, Los Angeles, Atlanta and Cuyahoga County (Cleveland), Ohio

A customer's purchase order may also include third party hardware or software. For 1996, 1995 and 1994, revenue from hardware and third party software accounted for approximately $1.1 million, $2.1 million and $900,000, representing 13%, 29.1% and 18.1%, respectively, of revenues in such periods.

In addition to its health information systems and related services, CSM offers specialty care facilities a data center, at which its personnel perform data entry and data processing and produce operations reports. These services are typically provided to smaller substance-abuse clinics. During 1996, 1995 and 1994, CSM's service bureau operation generated revenue of approximately $2.2 million, $1.7 million and $1.6 million, respectively, representing approximately 25.8%, 23.6% and 32.5% of CSM's revenues for such periods. The largest user of the service bureau is the State of New York Office of Alcohol and Substance Abuse Services, which uses CSM's service bureau to maintain its statewide database of methadone users, however, such customer accounted for less than 4% of CSM's revenues 1996, 1995 and 1994. Netsmart intends to augment the marketing effort for the service bureaus, although no assurance can be given that such operations will continue to be profitable.

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

The CarteSmart System is designed to operate on file servers and personal computers which utilize the DOS, Windows 3.1, Windows 95, Windows MT or UNIX operating systems, depending upon the application. The software used in the smart card can be used or adapted for use in most commercially available smart CarteSmart cards generally meet international standards and are considered commodity products, although each manufacturer has its own software to interface with a computer. Accordingly, Netsmart believes that a manufacturer would provide any necessary assistance in order to market its cards.

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

Netsmart's initial applications were designed to meet the needs of managed care organizations and entitlement programs and Netsmart developed a smart card interface to its health management systems. Each time a patient visits a participating health care provider, the health care provider adds to the patient's data base information concerning the visit, including the date, procedures performed and diagnosis. At the time of the first visit to a participating physician, the physician enters information relating to the diagnosis and treatment given on that visit together with such information relating to chronic conditions, such as allergies and medication, as the physician deems important. Netsmart does not anticipate that the health care provider will be expected to include information relating to earlier diagnosis or treatment; however, the organization which provides the smart card may require additional information to be input at the initial visit. This information is input into the patient's smart card and may also be transmitted to the managed care organization's central data base, where, unless dissemination of such information has been restricted by the patient other health care providers will have access to the information. The health care provider can read information from, and write information onto the smart card through a card interface device, which is standard computer peripheral equipment readily available from composer outlets and can be easily connected to a personal computer. The information transferred to the smart card is first input by the health care provider on a computer and includes the date of service, diagnosis, treatment including any prescribed medication, and any other information which the health care provider determines.

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

To date, Netsmart has licensed its CarteSmart software in conjunction with pilot projects for San Diego County and the Albert Einstein School of Medicine, which involved the issuance of smart cards to approximately 1,200 mental health patients participating in the California Medical Managed Care Initiative. Netsmart is presently negotiating for an expansion of the program to include substance abuse and acute care as well as mental health for the county's total health care population. Netsmart is also marketing its CarteSmart System to other entitlement programs and managed care organizations; however, except for the pilot project in San Diego County, Netsmart has not entered into any agreements with any such organizations, and no assurance can be given that Netsmart will enter into any such agreements.

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

In developing the CarteSmart System for the financial services industry, Netsmart is using networking technologies that use telecommunications networks as well as smart cards. In addition, Netsmart, through a subsidiary, purchased the SATC Software, which processes retail plastic card transactions and merchant transactions. The purchase price is $650,000, of which $325,000 was paid by Netsmart and the remaining $325,000 was paid by Oasis. The SATC Software is designed to perform functions required by credit card issuers, including applications processing and tracking credit evaluations, credit authorization and the printing of statements. Netsmart has an agreement with Oasis pursuant to which the subsidiary will become a joint venture corporation owned 50% by Netsmart and 50% by Oasis and/or its principals.

Markets and Marketing

Although the market for smart card systems includes numerous applications where a secure distributed data base processing system in important, CSM's initial marketing efforts were directed to the health and human services market, including managed care organizations and entitlement programs. In the United States alone, CSM believes that there are presently more than 75 million persons who participate in managed care programs, which are sponsored by almost 600 organizations or health insurers. Because of the relationship between the organization and the participating medical care providers and patients, the organization can institute a smart card system without the need for CSM to conduct a separate marketing effort directed at the medical care providers. Although independent health insurers which do not operate a managed care organization may, in the future, be a market for a smart card system, because the relationship between the insurer and the medical care provider is different from that of the managed care organization and its participating medical care providers, CSM is not treating independent insurance companies as a market for the CarteSmart System, an no assurance can be given that it will ever become a market for the system.

The market for CSM's health information systems and related services is comprised of various providers of specialty care involving long-term treatment of a repetitive nature rather than short-term critical care, such as medical and surgical hospitals or clinics. CSM believes that there are approximately 15,000 providers of such treatment programs in the United States, including public and private hospitals, private and community-based residential facilities and Federal, state and local governmental agencies. Of these facilities, approximately 200 are customers of CSM.

Netsmart believes that the acquisition of the CSM business and assets complements its CarteSmart business and personnel. Following the acquisition, Netsmart developed the graphical and smart card interface tot he CSM health information system and commenced a marketing effort directed to the Netsmart's customer base. The two smart card agreements, San Diego County and the Albert Einstein School of Medicine, represent amendments to existing contracts to include smart card services.

Netsmart's health information systems are marketed principally to specialized care facilities, many of which are operated by government entities and include entitlement programs. During 1996, 1995 and 1994, approximately 31%, 54% and 47%, respectively, of CSM's revenues was generated from contracts with government agencies. Contracts with government agencies generally include provisions which permit the contracting agency to cancel the contract at its convenience.

For one customer accounted for more than 10% of Netsmart's revenue. IBN Limited generated revenue of approximately $1.9 million representing 22% of Netsmart's revenue.

For 1995, one customer accounted for more than 10% of Netsmart's revenue. The State of Colorado generated revenue of approximately $1.4 million, representing 18.5% of revenue for the year. CSM's largest customer for 1994 was Cuyahoga County (Cleveland) Ohio, from which CSM recognized revenue of $250,000, or 7.0% of revenue.

Netsmart believes that the CarteSmart software has applications beyond the health and human services market and is seeking to market the software to educational institutions and in the financial services industry. In April, 1995, Netsmart entered into a joint marketing agreement with Oasis, pursuant to which each company markets the software of the other company. Oasis, an independent software developer, has developed and markets a transaction processing system, known as IST/Share, designed for high volume users in the financial services industry. Mr. Storm R. Morgan, a director of and consultant to Netsmart, is an office of, and has an equity interest in Oasis. Netsmart believes that its agreement with Oasis will enhance its ability to market and introduce its product to the financial services industry where Oasis has an existing client base.

Netsmart may enter into negotiations with other companies which have business, product lines or products which are compatible with Netsmart's business objectives. However, no assurance can be given as to the ability of Netsmart to enter into any agreement with such a company or that any agreement will result in licenses of the CarteSmart System.

At December 31, 1996, Netsmart had a backlog of orders, including ongoing maintenance and data center contracts, in the aggregate amount of $3.7 million, substantially all of which are expected to be filled during 1997. Such orders and contracts relate substantially to health information sales and services.

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

Product Development

During 1995 and 1994 Netsmart developed and enhanced the CarteSmart System, and six of its employees were engaged in such activities. For 1995 and 1994, research and development expenses were $699,000 and $367,000, respectively, representing a 90.4% increase. The increase reflects research and development for smart card and related products and the graphical interface for Netsmart's health information systems. During 1996 the Company did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of Smart Card products. As a result, their salaries and related expenses were included as costs of revenue with respect to their work on the Smart Card product. As a result of such product development the Company incurred $279,000 in capitalized software costs. In 1997 Netsmart intends to expand its development activities. Netsmart intends to develop a product based on both the SATC Software and its own technologies including the CarteSmart System, and to develop a network support tool for the financial services industry. The proposed enhancements include an increased language capability so that it can be multilingual, an interface with the CarteSmart System and an interface with Oasis' IST/Share, which is a transaction processing system for high volume users in the financial services industry.

Competition

Netsmart is in the business of licensing software to entitlement programs and managed care organizations, specialty care institutions and other major computer users who have a need for access to a distributed data network and marketing health information systems software to specialty care organizations. The software industry in general is highly competitive, in addition, with technological developments in the communications industry, it is possible that communications as well as computer and software companies may offer similar or compatible services. Although Netsmart believes that it can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other companies, including major computer and communications companies have the staff and resources to develop competitive systems, and users, such as insurance companies, have the ability to develop software systems in house. Because of the large subscriber base participating in the major managed care organizations, the inability of Netsmart to license any such organizations could have a materially adverse effect upon its business. Furthermore, various companies have offered smart card programs, by which a person can have his medical records stored and software vendors and insurance companies have developed software to enable a physician or other medical care provider to have direct access to the insurer's computer and other software designed to maintain patient health and/or medication records. The market is very cost sensitive. In marketing systems such as the CarteSmart System, Netsmart must be able to demonstrate the ability of the network sponsor to provide enhanced services at lower effective cost. Major systems and consulting vendors, such as Unisys, AT&T Corp. and Andersen Worldwide may offer packages which include smart cards and other network services. No assurance can be given that Netsmart will be able to compete successfully with such competitors. Netsmart believes the health insurance industry is developing switching software to be used in transmitting claims from health care providers to the insurers, and insurers or managed care organizations may also develop or license or purchase from others the software to process such claims, which would compete with certain functions of the CarteSmart System. The health information systems business is highly competitive, and is serviced by a number of major companies and a larger number of smaller companies, many of which are better capitalized, better known and have better marketing staffs than Netsmart, and no assurance can be given that Netsmart will be able to compete effectively with such companies. Major vendors of health information systems include Shared Medical Systems Corp. And HBO Corp. Netsmart believes that price competition is a significant factor in its ability to market its health information systems and services.

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

Major credit card issuers and communications companies, such as American Express, AT&T and MCI, can offer similar services by permitting the university to link their cards with the university's services. Such organizations can also use these marketing efforts so a part of their overall corporate marketing strategy to familiarize the students with their particular cards and services in hopes of attracting the students with their particular cards and services in hopes of attracting the students as a long-term user of their cards and services. As part of a marketing plan, rather than a profit center, such card issuers may be able to offer the universities services similar to Netsmart, but at a lower cost to the university. In this context, it is possible that, unless Netsmart can enter into a marketing arrangement with a major card issuer or telecommunications company, Netsmart may not be able to compete successfully in marketing its CarteSmart products to educational institutions.

The financial services industry is served by numerous software vendors. In addition, major banks, credit card issuers and other financial services companies have the resources to develop networking software in house. At present, most financial institutions use magnetic stripe cards rather than smart cards. Netsmart believes that its CarteSmart System together with the SATC Software and its joint marketing agreement with Oasis, which presently serves the financial services industry, will assist Netsmart in selling and licensing its products and services in the financial services industry. However, to the extent that smart cards become more important in the financial services industry, more companies in the financial services industry, as well as the major computer and software companies, all of whom are better known and substantially better capitalized than Netsmart, and numerous smaller software developers, are expected to play an increasingly active role in developing and marketing smart card based products. No assurance can be given as to the ability of Netsmart to compete in this industry.

Government Regulations

The Federal and State governments have adopted numerous regulations relating to the health care industry, including regulations relating to the payments to health care providers for various services. The adoption of new regulations can have a significant effect upon the operations of health care providers and insurance companies. Although Netsmart's business is aimed at meeting certain of the problems resulting from government regulations and from efforts to reduce the cost of health care, the effect of future regulations by governments and payment practices by government agencies or health insurers, including reductions in the funding for or scope of entitlement programs, cannot be predicted. Any change in, the structure of health care in the United States can have a material effect on companies providing services, including those providing software. Although Netsmart believes that one likely direction which may result from the current study of the health care industry would be an increased trend to managed care programs, which is the market to which Netsmart is seeking to license its CarteSmart System. No assurance can be given that Netsmart's business will benefit from any changes in the industry structure. Even if the industry does evolve toward more health care being provided by managed care organizations, it is possible that there will be substantial concentration in a few very large organizations, which may seek to develop their own software or obtain software from other sources. To the extent that the health care industry evolves with greater government sponsored programs and less privately run organizations, Netsmart's business may be adversely affected. Furthermore, to the extant that each state changes its own regulations in the health care field, it may be necessary for Netsmart to modify its health information systems to meet any new record-keeping or other requirements imposed by changes in regulations, an no assurance can be given that Netsmart will be able to generate revenues sufficient to cover the costs of developing the modifications.

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

Intellectual Property Rights

The CarteSmart System is a proprietary system developed by CSM. Netsmart has no patent rights for the CarteSmart System or health information system software, but it relies upon non-disclosure and secrecy agreements with its employees and third parties to whom Netsmart discloses information. No assurance can be given that Netsmart will be able to protect its proprietary rights to its system or that any third party will not claim rights in the system. Disclosure of the codes used in the CarteSmart System or in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a materially adverse affect upon Netsmart, even if Netsmart is successful in obtaining injunctive relief. Furthermore, Netsmart may not be able to enforce its rights in the CarteSmart System in certain foreign countries.

Source of Supply

Since Netsmart does not provide any of the hardware or the smart cards it is the responsibility of the licensee to obtain the hardware smart cards and other supplies. Netsmart's software operates on computer hardware and smart cards manufactured by a number of suppliers.

Potential Business Agreements

Netsmart may enter into joint ventures, acquisitions or other arrangements, such as joint marketing arrangements and licensing agreements, which Netsmart believes would further Netsmart's growth and development. In negotiating such agreements or arrangements, Netsmart anticipates that such agreements would be based upon the manner in which Netsmart's business can be expanded, the extent to which either Netsmart's technology can be introduced or developed in fields not then being addressed by Netsmart or the extent to which additional channels can be developed for Netsmart's products and technology. Netsmart is a participant in a joint marketing vehicle by which Netsmart's products can be marketed by other parties to the marketing arrangement, including IBM, and Netsmart would have access to customers of the marketing partners. Netsmart's proposed joint agreement with Oasis to purchase the SATC Software and its joint marketing agreement with Oasis are other examples of such agreements. Although Netsmart is engaged in negotiations and performing its due diligence investigations, with respect to a potential acquisition, Netsmart has not entered into any letters of intent or agreements with respect to any such arrangements or transactions. Furthermore, no assurance can be given that any agreement which Netsmart enters into will generate any revenue to Netsmart. To the extent that Netsmart enters into an agreement with an affiliated party, the terms and conditions of such agreement will be on terms at least as favorable to Netsmart as those Netsmart could achieve in negotiations at arm's length with an independent third party. If any such agreement is with an affiliated party, Netsmart will seek the approval of a majority of the directors who have no affiliation with the other party.

Employees

As of December 31, 1996, Netsmart had 71 employees, including five executive, five marketing and marketing support, 54 technical and seven clerical and administrative employees. The chief executive officer and the president of Netsmart devote only a portion of their time to the business of Netsmart.

TELECOMMUNICATIONS

The telecommunications segment reflects the operations of ARC Networks, Inc., ("ARC"). ARC is a Delaware corporation organized on January 15, 1997 to acquire all of the issued and outstanding stock of A.R.C. Networks, Inc., a New York corporation ("Arc-NY"), which commenced operations in January 1994. The acquisition of Arc-NY is referred to as the "Arc Reorganization." Pursuant to an agreement and plan of reorganization dated January 17, 1997, the Company issued, in exchange for all of the issued and outstanding shares of capital stock of Arc-NY, an aggregate of 3,000,000 shares of Common Stock and 1,000 shares of Series A Convertible Preferred Stock. From 1993 until the organization of Arc-NY in 1994, the business of the Company was conducted as a division of Avionics Research Corporation, a New York corporation ("Avionics") which is a wholly-owned subsidiary of Trans Global Services, Inc., a publicly-held subsidiary of Consolidated. References to ARC include ARC, Arc-NY and the operations as a division of Avionics, unless the content indicates otherwise.

ARC offers local and long-distance telephone services to, and provides data cable installation services for computer systems for, commercial customers. ARC also sells prepaid telephone debit cards. The market for the telecommunication services offered by ARC results from a combination of the trends toward competition and deregulation together with technological developments which enable telecommunications service providers to offer a range of services to commercial and, to a lesser extent, residential users. Prior to the 1980s, there was little competition with respect to either local or long-distance telephone service. Pursuant to the AT&T Divestiture Order in 1984, AT&T transferred the business and assets of its 22 BOCs to seven regional telephone holding companies known as the Baby Bells. The AT&T Divestiture Order also created approximately 200 local access and transport areas ("LATAs"). As a result of this decree, separate markets developed for local and for long-distance service, and the BOCs offered local telephone service and AT&T offered long-distance telephone service. Service between LATAs within a state (inter-LATA service) and, in some states within a LATA (intra-LATA service) may be provided by both the local telephone operating company and long-distance carriers.

Prior to the AT&T divestiture, the BOCs as well as telephone operating companies not affiliated with the Bell System, for the most part operated government-regulated monopolies for most local telephone service. While the divestiture encouraged competition in the markets for long-distance telephone service and terminal equipment, the BOCs retained monopoly control over the market for local telephone service. Since 1984, competition for long-distance service has dramatically increased, and long-distance providers other than AT&T presently carry a significant portion of domestic long-distance calls. While the AT&T Divestiture Order did not directly provide for competition for local telephone service, a number of factors served to promote competition for such service. These factors included (i) the desire of major commercial customers for an alternative to the local telephone operating company for local telephone service, (ii) technological advances in the transmission of data and video requiring a greater capacity and reliability than was available over the then-predominant copper-based local telephone networks, (iii) the development of fiber optic and digital electronic technology, (iv) the monopoly position of the local telephone operating company whose rate-of-return based pricing structure provided little incentive to upgrade networks or seek to meet specialized customer needs, and (v) the significant access charges which long-distance carriers were required to pay the local telephone operating company to originate and terminate long-distance calls on the local telephone operating company's telephone networks.

While long-distance telephone service has become highly competitive, with MCI, Sprint and a number of smaller companies, such as Frontier, offering long-distance service in competition with AT&T, local telephone service has been dominated by the local telephone operating companies, including the BOCs. In 1993, despite FCC attempts to encourage local service competition for switched and special access services, local competition had not developed as quickly as long-distance, in part because of both the dominance of the local telephone company as well as state regulatory restrictions. However, in major metropolitan areas, a number of carriers offered limited local exchange telephone service in competition with the local telephone operating company.

In providing telephone service, CLECs have their own telephone switching equipment, and some CLECs, such as TCG, have their own telephone lines, which are generally fiber optic lines. These lines run from the CLECs switching equipment to the end users. CLECs also lease lines from ILEC. Because of the cost of installing telephone lines throughout a major city or metropolitan area, CLECs have generally marketed their services, at least initially, to commercial users in business districts, such as the financial and mid-town business districts in New York City.

Telephone Services

Local Telephone Service

Local telephone services, which are provided by the ILECs and CLECs include (i) local telephone exchange service, by which local telephone services, such as dial tone and local phone calls, are provided to end users, (ii) dedicated telephone service, which includes private lines and special access services,
(iii) switched access services, which consist of charges received by the local exchange carriers from long-distance carriers, and (iv) toll services, which include intra-LATA long-distance calls. All of these services, other than switched-access service [?] are resold by the Company as a switchless reseller. As such, the Company does not maintain any telephone lines or switching equipment, but, rather, uses the lines and switches of the underlying carriers.

CLECs initially entered the local telephone service market by providing only dedicated services to customers directly connected to the CLECs' networks. As a result of Federal and state regulatory decisions beginning in 1989, CLECs were being permitted to interconnect their networks with those of the local telephone operating company. These decisions gave the CLECs the ability to access customers either by leasing facilities from the local telephone operating company or installing extensions to the CLECs own network and also resulted in the creation of CLECs which offered a full range of service. As a result of certain recent Federal and state regulatory actions and the 1996 Act, in particular by the requirement that ILECs make available for resale most services they offer end user customers, the range of local telephone services which can be offered by CLECs has increased.

ARC offers local and long-distance, including international, telephone services, principally to commercial users in New York City and, since November 1996, in Chicago and South Florida. The local telephone services offered by ARC includes all of the local telephone service which are offered by the CLECs from which ARC purchases services and all services offered by Nynex. In New York, Chicago and South Florida, ARC resells telephone service provided by TCG. In New York City, the Company also offers service provided by three other CLECs and Nynex. ARC is engaged in negotiations with the local telephone operating companies covering Chicago and South Florida to resell their services, however, no assurance can be given that ARC will be successful in obtaining such a contract

ARC purchases local telephone services from CLECs and, in New York City, Nynex, and it resells such service to its customers. The principal supplier of local telephone service to ARC is TCG, from which ARC has purchased local telephone service since 1993. ARC has a ten-year agreement with TCG, pursuant to which ARC may resell TCG's local telephone service in New York City, Chicago, South Florida and each other metropolitan area in which TCG offers such service. Since February 1997, the Company has purchased Nynex local telephone service for resale pursuant to Nynex' tariffs. ARC's agreements with CLECs provide it with the ability to offer services in certain regions of the United States which are not served by TCG. See "Business -- Agreements with Telephone Carriers."

ARC's contracts with the CLECs from which it purchases telephone services requires ARC to commit to purchase a specified dollar volume of service each month. Except for its agreement with TCG, which has been in effect since 1993,ARC's purchase commitments do not become effective until the contract has been in effect for a specified period. Based on the contracts in effect in March 1997, the minimum monthly commitments as of April 1998 will be approximately $86,000 with respect to local telephone service. ARC's purchases from TCG are presently in excess of its minimum requirements. See "Business -- Agreements with Telephone Carriers."

ARC's rates for local, long-distance and international telephone service are set forth in its tariffs, which are filed with the FCC and state public service commission in each state in which it offers such service. The tariff sets forth the charges for each service provided by ARC. ARC has two rate structures for local telephone service -- one for service obtained by ARC from TCG or other CLECs and the other for services provided by an ILEC, which, in New York City, is Nynex. ARC does not have agreements with other ILECs. Although it is engaged in negotiations with ILECs in Chicago and South Florida, no assurance can be given that ARC will be successful in obtaining such agreements.

ARC has no minimum usage obligations with Nynex. However, the prices paid to Nynex are higher than they would be if there were a provision for guaranteed usage. Although the rates paid by ARC under its agreement with Nynex are typically higher than the rates paid to the CLECs, ARC believes that its ability to offer Nynex service is important to ARC's customers. The rates paid by ARC to Nynex for local telephone service are set forth in Nynex's tariffs, which are subject to change with notice. Nynex is required to file tariff changes with the New York Public Service Commission, and such filings which are monitored by ARC. ARC can change its pricing with respect to Nynex service in response to changes by Nynex. Although ARC must file new tariffs any time it changes its rates or rate structure, it is not subject to public hearings and the waiting period prior to the effectiveness of new tariffs is considerably shorter for ARC than for Nynex. ARC's agreements with the CLECs require the CLECs to provide ARC with 15 to 30 days notice prior to any note change, during which period ARC can change its pricing.

The use of ARC's services rather than those of the underlying carrier are transparent to the user. The lines used by the customer are the same lines that are provided by the CLECs or ILECs to their own customers. The only difference is that the rate paid to ARC may be lower than that which would be charged directly by the ILEC to the customer and any servicing of the telephone lines is performed by ARC. ARC bills the customer and provides any service which may be required.

The local carrier for ARC's customers is generally selected by the customer or by ARC with the consent of the customer. ARC may provide its customers with two carriers for local service, and, in New York City, may include both Nynex and a CLEC. By offering a choice of carriers, ARC can offer telephone redundancy to major commercial users to provide them with telecommunications capability even if the principal carrier is experiencing problems in providing service.

In addition to offering local telephone service to its customers, ARC offers a range of telecommunications services which are customized to meet the particular needs of its clients. These services include the development of custom billing records and management reports, bundled billing and customer service on a 24-hours a day, seven days a week basis. Bundled billing separately identifies service provided through the ILEC, service provided through CLECs, long-distance services, the amount which would have been paid under the tariffs of the customer's prior carriers and the amount of savings. ARC also offers data communications users a number of products for the installation and maintenance of LAN lines, such as concentrators and bridges and design services relating to ARC's data transmission and distribution requirements.

In addition to providing local telephone service, ARC designs and installs a wide area network ("WAN"). A WAN is used to connect telephone users in more than one location, which may be in the same or different geographical areas. Since WAN service requires a telephone link between two locations, ARC uses the services of an underlying carrier to provide such services. ARC presently uses TCG and Nynex for such services. Because of the lack of installation and support staff outside of the New York City metropolitan area, ARC generally limits these services to customers in the New York City area. To the extent that such service is required outside of the New York City metropolitan area, ARC will subcontract such service.

long-distance and International Telephone Services

ARC also offers long-distance and international telephone service, which it purchases from Frontier, a national long-distance carrier which is a subsidiary of Rochester Telephone Company Interstates, including New York, Illinois and Florida, and it has applied for authorization to offer such services in other states. Although the long-distance telephone market is dominated by AT&T, MCI and Sprint, many long-distance companies such as Frontier offer such service on a regional or national basis. Frontier offers such service on a national basis, and ARC may resell such from any location in the United States. Frontier also provides ARC's international long-distance service for calls made outside of the New York City metropolitan area.

ARC provides switched access long distance service, which means that the customer can obtain access to the long-distance service by dialing the number 1, plus the area code and number ("1+ " service). ARC charges its customers at rates which it believes are generally lower than the rates offered by the three major long-distance providers, although no assurance can be given that ARC's rates are or will be lower than or competitive with the rates charged by its competitors. Long-distance telephone service provided by ARC is processed through Frontier's switching equipment, but ARC bills the customers and has the obligation to provide any required service.

International long-distance telephone services for telephone debit cards and calls originating in the New York City metropolitan area are provided by a number of international long-distance carriers, other than Frontier. ARC also offers its customers a dedicated international line, and it presently provides such service to two customers -- a major accounting firm and a major mail-order clothing company.

The Company generally bills its long-distance service at a flat per minute rate, which is not dependent upon the time of day that such calls are made.

Telephone Credit and Debit Cards

A telephone credit card is a card on which telephone calls can be charged. ARC offers calling cards to users of its local and long-distance telephone service. Users of ARC's telephone credit cards dial a toll-free number and place the call. In order to place the call, the caller must input a personal identification number ("PIN"). ARC bears the credit risk with respect to calls charged to its cards, since it must pay the long-distance carrier and bill the customer. ARC bills its customers monthly, generally within 25 days after the end or a monthly billing cycle. If payment is not received within 25 days of the billing date, ARC charges its customers a finance charge. ARC pays its international carriers on a bi-monthly or monthly basis and it bills its customers monthly, with the result that ARC must finance its telephone costs.

The calling cards can be used for local, long-distance and international service. The user of the calling card must dial a local or toll-free number to place the call. So-called "0+" service is not available for ARC's calling cards. 0+ service enables a telephone credit card holder to place a call by dialing "0" and the telephone number and provide the card number after a prompt which asks for the card number. A user of the calling card cannot designate the underlying carrier, which is determined by ARC, based on a least cost routing program. Domestic long-distance service for the telephone debit and credit cards is provided by Citizens Telecommunications Company ("Citizens").

While telephone credit cards have been available from telephone companies since the 1960s, the issuance and use of telephone debit cards developed during the 1980s. Telephone debit cards are debit cards which provide telephone users with a preset dollar value of long-distance, including international long-distance, telephone calls. The face value of the cards, which represents the dollar value of the telephone service to be provided and the price paid by the user, ranges from a few dollars, which may entitle the holder to one or two calls, to $20, $50 or more.

ARC's telephone debit cards entitle the holder to a set number of units, depending on the price of the card. The number of units charged for any call is a function of the number of minutes and the destination. All calls within the continental United States cost the same number of units per minute. Calls to Europe have a higher cost per minute than domestic calls and calls to Asia have a higher cost per minute than calls to Europe. The amount ARC charges per unit is based upon the cost to the Company of the call.

The long-distance and international telephone service providers for ARC's telephone debit card are different from those used by the Company for its 1+ service. Domestic long-distance service for ARC's telephone debit cards is provided by Citizens. International service is provided by a number of companies.

ARC owns a debit card platform in New York City which it uses for processing calls for users of its prepaid telephone debit cards as well as its credit cards. A debt card platform is a computer system designed to perform various functions for a provider of telephone debit and credit cards, including call processing, voice prompts, pricing tables, management reports and certain routing procedures.

Cabling and Wiring Services

ARC also offers data cable installation services for computer systems for commercial users. This service is not related to any telephone service provided by ARC and consists of cable installation for local area networks and related wiring services. With the increase of ARC's local telephone service and the addition of domestic and international long-distance service and telephone debit cards in 1996, the cable and wiring services are becoming a less important part of ARC's business.

Markets and Marketing

ARC markets its products and services through a staff of ten persons, including the vice president -- sales. ARC directs its marketing efforts toward medium to large businesses that have significant telecommunications requirements. In addition, ARC's long-distance service and telephone debit cards are sold through its independent commission sales staff. In general, ARC's employees market its local and long-distance service to commercial users, principally medium to large telephone users, and the commission sales personnel market ARC's long-distance and telephone debit card services to a broader range of telephone users. The commission sales personnel are not employees of ARC, and their compensation consists solely of commissions based on revenues generated.

In marketing its services directly to commercial customers, ARC seeks to develop a program for the prospective client that may include local, long-distance and/or international telephone services. To the extent that a client only requires local, long-distance or international telecommunications, the package offered by ARC is structured to the specific requirements of the client. One element of ARC's marketing strategy is to offer redundant capabilities to provide the client with continuous service even when the main telephone provider is having service difficulties. ARC's ability to offer the services of Nynex as well as service provided by CLECs provides it with the capability of offering the services of more than one provider of local service. Furthermore, ARC believes that its ability to offer Nynex local telephone service at a rate which may be lower than the client could receive directly from Nynex can be important in its marketing program towards clients who want Nynex, as the ILEC, to provide the underlying service. ARC also offers a dedicated international line to one or more countries to clients who have significant international telecommunications requirements.

ARC's long-distance service is offered both as part of a package with local service and calling cards and as a separate service independent of local service. ARC generally markets it telephone credit cards as an ancillary service for clients who use ARC's local telephone service. ARC does not market such cards to the public generally.

The end-user market for telephone debit cards consists principally of low income households with little or no credit, including immigrant populations, who use the cards for substantially all of their long-distance and international telephone calls, middle income households who use the cards for travel and away-from-home calls, students and military personnel. A significant portion of the international telephone debit card use is generated by the immigrant population, and ARC's international telephone debit card service is marketed by ARC's distributors to this segment of the population.

Most of ARC's debit cards are sold to distributors, who pay ARC a price reflecting a discount from the face amount of the card. The face amount of the card represents the price paid by the end user and the value of telephone service provided. The agreements with distributors are generally short term. The distributor must pay for all cards taken by the distributor before the cards are activated, regardless of whether the cards are ultimately sold by the distributors. ARC does not sell its telephone debit cards on a consignment basis. The distributors may manufacture their own cards, but the cards cannot be used until electronically activated by ARC. During 1996, two distributors of telephone debit cards accounted for more than 5% of ARC's revenue. No purchaser of telephone debit cards accounted for 10% of total revenue for 1996.

ARC also markets its telephone debit cards for use as a promotion or premium in connection with the services being offered by ARC. Under such programs, the customer would provide its clients with a telephone debit card with a modest face value, which the customer would use as part of its own marketing or promotion program. These promotions could be one time promotions or an ongoing part of the customer's marketing plan. Through February 28, 1997, ARC has sold telephone debit cards to two customers for promotions. One of such customers, a major toy chain, used the cards for a short-term promotion. The other customer, a wire transfer company, has been purchasing the cards from ARC as part of an ongoing promotion since September 1996.

In 1997, ARC commenced a marketing effort for the sale of telephone debit cards through vending machines. ARC has agreements for the placement of such vending machines in a hospital in Newark, New Jersey and in one casino-hotel in each of Atlantic City, New Jersey and Las Vegas, Nevada. The initial unit is scheduled for installation in late March 1997. ARC owns the vending machines and pays the hospital and holds a commission on all cards sold through the machine.

The market for ARC's data cabling installation services is primarily institutional customers, including hospitals and government agencies. ARC's largest customer for such services in 1996 was Mitel, from which ARC provided such services for the New York City Board of Education. Revenue from Mitel was approximately $869,000 (15.6% of revenue), $629,000 (19.4%) and $768,000 (33.9%)
in 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the only other customers for data cabling installation services that accounted for more than 10% of total revenue were Newark Beth Israel Hospital, which accounted for revenue of approximately $542,000 (16.7%) in 1995 and $283,000 (12.7%) in 1994,
and University School of Medicine and Dentistry of New Jersey, which accounted for revenue of approximately $503,000 (22.7%) in 1994. The nature of data cable installation services is such that once the installation project is completed, there is no further revenue from the customer unless the customer separately purchases other services from ARC.

ARC is also an authorized vender for data cable installation services for New York State. Pursuant to a contract, New York State agencies are authorized to purchase such services from ARC. Since the contract was signed in January 1997, ARC has not generated any revenue pursuant to such contract.

With the expansion of its local telephone service and the addition of long-distance and international telephone service and telephone debit cards in 1996, ARC believes that data cabling and wiring services will become an increasingly less important portion of its business.

At March 15, 1997, the Company had a backlog of firm orders for data cabling and wiring services of approximately $600,000, all of which is expected to be completed during 1997. There is no backlog for telephone service

Agreements with Telephone Carriers

ARC has an agreement dated March 18, 1993, with TCG, pursuant to which ARC can resell TCG's local telephone services. The agreement has a term of ten years which continues on a year-to-year basis thereafter unless terminated by either party. The agreement provides for minimum usage requirements, based on the number of minutes of telephone service purchased. The estimated minimum dollar volume of service is approximately $50,000 per month. If ARC fails to meet the minimum requirements, it will be billed for a surcharge. ARC does not have any funds on deposit with TCG, and TCG provides the Company with an open line of credit.

ARC has an agreement with Frontier, pursuant to which ARC may offer Frontier's domestic and international long-distance telephone service. The agreement has a term of three years, commencing in February 1997, and continues on a year-to-year basis unless terminated by either party. ARC has provided Frontier with a $50,000 letter of credit as a deposit. The agreement has minimum monthly requirements which start at $10,000 for the fourth month and increase to $500,000 for the thirteenth month and thereafter. If the minimum is not met, ARC can either pay the amount of the shortfall or pay a surcharge on the service actually used. ARC is not prohibited from offering long-distance services from other carriers. ARC is conducting negotiations with other long-distance telephone companies who offer such service on a regional or national basis, although no assurance can be given that ARC will be successful in these negotiations. In order to obtain long-distance service from additional carriers, ARC may be required to post substantial deposits or letters of credit.

ARC has an agreement with Citizens pursuant to which it purchases domestic long-distance telephone service for its debit card service. The agreement has a two-year term, commencing in August 1996. The agreement provides for a monthly commitment of $50,000, commencing January 1997. If the minimum is not met for any month, ARC pays a surcharge equal to 25% of the deficiency.
ARC has met its minimum requirements for February 1997.

In November 1996, ARC entered into an agreement with Brooks Fiber Properties, Inc. ("Brooks") pursuant to which the ARC may resell Brooks' local telephone service in certain metropolitan areas for a three-year period beginning in March 1997. The agreement provides for minimum usage starting at $6,000 in April 1997 and increasing to $18,000 in October 1997. Thereafter the agreement requires an annual minimum of $300,000. If a minimum is not attained in any month, ARC pays the shortfall and, during the following year, may use the unused telephone usage in a subsequent month after the minimum has been met. No deposit is required pursuant to this agreement.

Although ARC does not have a formal agreement with Nynex, it purchases for resale Nynex' local telephone service based on Nynex' tariffs for the sale of such services to resellers. ARC has no minimum obligations under the Nynex tariffs and it has a $4,375 deposit with Nynex.

Service and Maintenance

ARC is required to provide customer service for all of its telephone customers. Regardless of which carrier provides the underlying service that is resold by ARC, the bills sent by ARC to its telephone customers list a local Company telephone number to be called for any service problems. ARC refers any service problem to the appropriate carrier.

With respect to its data cable installation service, ARC provides the customer with a warranty with respect to its workmanship of one to five years, depending on the nature of the work. ARC obtains from its supplier of cable and related equipment used in providing data cable wiring services a 15-year warranty, which is issued after the project is completed and certified by ARC. As of March 15, 1997, the Company had not incurred any costs in connection with its warranties.

Competition

The telecommunications industry in general is highly competitive. Major industry participants such as AT&T, MCI, Sprint and the BOCs have far more resources and experience than ARC in providing local, long-distance and prepaid telephone debit card services. Moreover, foreign carriers are entering the United States market through alliances with larger domestic telecommunication carriers. No assurance can be given that ARC can successfully compete against these larger industry participants.

Local telephone service

The market for local telephone service highly competitive and is becoming increasingly competitive. Since the AT&T Divestiture Order, local telephone service has been provided solely or dominated by either one of the regional BOCs, such as Nynex in New York City, or other independent operating companies, including subsidiaries of GTE and Sprint. The ILECs have significant customer bases and provide local telephone service to a vast majority of the commercial and residential telephone users in their respective service areas. These companies have significantly greater assets and revenue and are better known than ARC. No assurance can be given that ARC can or will successfully compete against the ILECs.

ARC anticipates that competition with respect to local telephone service will increase and that other major companies, including other BOCs and other telephone operating companies and long-distance telephone providers, will offer local telephone services in major markets. For example, AT&T and MCI have reportedly begun offering local service in some major markets. Such competition could result in price competition and erosion of gross margins, which could have a materially adverse affect upon ARC's ability to compete. Furthermore, CLECs, such as TCG, whose telephone service is resold by ARC, compete with ARC in offering telephone service to commercial users, which is ARC's targeted customer base.

Competition for providing local telephone service to commercial users is based on price, reliability and quality of service. The ability of ARC compete successfully is dependent upon its ability to demonstrate to commercial customers that the price, reliability and service which it offers compares favorably with the price, reliability and service offered by its competitors, as to which no assurance can be given. Furthermore, as a result of the 1996 Act, local telephone operating companies may have more flexibility in their pricing structure, which could result in lower rates to major telephone users, which constitute the market targeted by ARC. Since the 1996 Act is designed to encourage competition in the local telephone market, there can be no assurance that ARC will not be adversely affected by the implementation of the 1996 Act. Long distance service

The market for long-distance telephone service is highly competitive. Long-distance telephone service is dominated by AT&T, MCI and Sprint, which offer long-distance telephone service on a national basis. In addition, a number of major national and international telecommunications companies, such as Frontier, as well as regional telephone operating companies, offer long-distance telephone service on a regional or national basis. Such corporations have significantly greater assets and revenue and are better known than ARC. No assurance can be given that ARC can or will successfully compete with such companies in the long-distance telephone market.

Telephone debit cards

The market for prepaid telephone calling cards is a relatively new telecommunications service. The market for prepaid telephone calling cards is highly competitive. In addition to the major long-distance telephone companies, which offer or have announced the intention of offering prepaid telephone cards, a large number of smaller companies offer such cards. Competition for such cards is based largely on price. To the extent that the major telecommunications aggressively market such cards at relatively low prices, they may quickly dominate the market. No assurance can be given as to the ability of ARC to operate this business profitably.

A key factor in the prepaid telephone card business is the price and distribution structure of the company offering the cards. In establishing a pricing structure, the issuer of telephone debit cards must consider the cost of service, the amount charged for various types of calls and the discount given to the distributor. A large number of companies offer and have offered prepaid telephone debit cards. However, in recent years, many have such companies have discontinued their business.

Data cable installation services

Competition in the cable and wiring service business is highly competitive. In providing these services, ARC competes with major computer and telecommunications companies, such as AT&T, as well as a large number of independent companies that offer such services. Because of the fragmented nature of this business, no single company or group of companies dominates the field. Competition is based on price and service, and ARC believes that its charges and services compare favorably with other companies offering such services in the New York City metropolitan area.

Government Regulations

The telecommunications industry is subject to regulation at the Federal level by the FCC and at the state level by state public utility and public service commissions. Changes in regulation have resulted in reduced rates for telephone services where demand is great, such as long-distance service between major metropolitan areas, and additional competition. While the changes in regulation may have made rate changes easier for CLECs, ILECs are presently subject in many states to regulations which do not permit them to offer significant discounts to major users of local telephone services. To the extent that ILECs are able to offer more favored rates to business customers, which represents the principal market for ARC's services, ARC's ability to compete could be adversely affected. Although the effects of the AT&T Divestiture Order which resulted in the divestiture by AT&T of the BOCs, as well as recent changes in Federal law have reduced regulations in a manner which encourages competition for local and long-distance telephone service. ARC is and will continue to be subject to certain regulations by the FCC and state public utility and public service commissions. At the Federal level, as a common carrier, ARC may not unjustly discriminate, must offer service upon reasonable request and charge just and reasonable rates, pursuant to publicly filed tariffs. At the state level, ARC must be certified prior to providing local, long-distance or prepaid debit card service, maintain tariffs with current rates, terms and conditions and file reports as required by the individual public service commissions. Changes in government regulations may have an adverse effect upon ARC's business and prospects, particularly as ARC seeks to enter new markets. There can be no assurance that ARC will receive all state authorizations required for ARC to enter new markets or that ARC will be able to comply with ongoing federal and state regulatory requirements. ARC intends to offer local telephone service in California following completion of this Offering. ARC has applied for, but has not received, authorization to offer such service, and no assurance can be given that such authorization will be obtained.

ARC is subject to state regulation, including tariff and other filings in each state in which it offers telephone services. ARC's rates for local, long-distance and international telephone service are set forth in its tariffs, which are filed with the FCC and state public service commissions. The tariffs sets forth the charges for each service provided by ARC. In New York City, ARC has two rate structures for local telephone service -- one for service obtained by ARC from TCG or other CLECs and the other for services provided by Nynex. ARC must file new tariffs any time it changes its rates or rate structure; however, it is not subject to public hearings and the waiting period prior to the effectiveness of new tariffs is typically shorter for ARC than for ILECs.

During the late 1970s and early 1980s, many companies offered discount long-distance service. Of those companies only MCI and Sprint and a small number of companies, including Frontier, have been able to penetrate the long-distance market to any significant extent and each of those companies incurred very significant costs in both marketing and capital expenditures in order to attain their present market position. No assurance can be given that the same or similar factors will not also affect the local telephone market or that ARC will be able to survive the anticipated industry consolidation.

As a result of the 1996 Act, the BOCs may offer long-distance telephone service and other services not previously permitted to the BOCs; however, their ability to offer such services is conditioned upon the meeting of certain requirements that are expected to lead to additional competition in the local telephone market. These requirements include making their local services available for resale, providing competitors access to their network facilities, implementing number portability and dialing parity. Additional competition for local exchange service may have the effect of reducing the rates charged by, and improving the services provided by, the ILECs, which could have a downward effect on rates to major commercial telephone users. Such a development could reduce the margin between the price at which ARC can sell service and the price paid by ARC for such service, which could have a material adverse effect upon ARC.

Product Development

ARC does not engage in product development and enhancement or research and development. ARC does, however, consider new products and services which it believes are consistent with its business. ARC does not anticipate that, in the near future, it will develop any proprietary telephone products, however, it may seek to acquire such products or to obtain marketing rights to such products. No assurance can be given that ARC can or will obtain any such products or rights to any such products or that any products which are obtained by ARC can or will be profitably developed.

Potential Business Agreements

ARC may enter into joint ventures, acquisitions or other arrangements, such as joint marketing arrangements and licensing agreements, which ARC believes would further its growth and development. In negotiating such agreements or arrangements, ARC anticipates that such agreements would be based upon the manner in which ARC's business can be expanded, the extent to which ARC's services can be enhanced or the market for such services expanded. In this connection, ARC may acquire businesses that are related directly or indirectly to its telephone service business. No assurance can be given that any agreement which ARC enters into will generate any net income. To the extent that ARC enters into an agreement with an affiliated party, the terms and conditions of such agreement will be on terms at least as favorable to ARC as those ARC believes it could achieve in negotiations at arm's length with an independent third party.

Employees

At December 31, 1996, the Company had 21 employees, of which nine were executive and administrative, nine were sales and marketing, including the vice president -- sales and three were technical service and support. ARC's employees are not represented by a labor union, and ARC considers its employee relationship to be good.

THREE DIMENSIONAL PRODUCTS AND SERVICES

The three-dimensional products and services reflect the consolidated operations of 3D Holdings International, Inc., ('"3D"), a Delaware corporation. The consolidated operation of 3D includes the operating activity of 3D Technology, Inc., 3D Imaging International, Inc. and Vero International, Inc., all of which are directly or indirectly controlled by 3D.

3D is engaged in the development and marketing of products based on three-dimensional imaging and digitizing technology. Three-dimensional digitizing is the process of constructing a digital image of an object. Three-dimensional digitizing products are used in various phases of the development and manufacture of a product, including rapid prototyping, manufacturing of components and quality control. 3D's scanning products can generate digitized images which can be input into Computer Assisted Design or Computer Assisted Manufacturing ("CAD/CAM') software systems.

3D was founded to develop solutions using three-dimensional imaging technology in response to a perceived need by the manufacturing and metrology industries for products to enable them to develop and introduce new products and to improve the quality control and maintenance operations. As a result of developments in laser and other imaging technologies, it became possible in many instances for a manufacturer to design products more efficiently using three-dimensional imaging technology either by itself or combined with CAD/CAM systems. It also became easier to duplicate products for which the manufacturer did not have drawings of the molds. Similarly in metrology, which is the science of measuring, it became possible to determine rapidly whether a product or part meets the specifications and tolerances, either at the manufacturing facility at the time of production or in the field as part of continued maintenance.

CAD/CAM systems are software systems used to design products and to generate the necessary computerized instructions for the manufacture of an object in accordance with the computerized design. The resulting computer instructions can be translated into instructions for Computerized Numeric Control ("CNC") or Computerized Measuring Machines ("CMM") or stored as a database for future reference. CNC is manufacturing equipment, which is programmed to manufacture a part, or component based on computerized instructions. The computerized instructions can be generated by either CAD/CAM systems or directly from scanning equipment. CMM equipment is used in quality control to ascertain whether the product conforms to the specification.

Rapid prototyping is the generation of a physical model of a product. The model can be either designed on a CAD system or produced from digital information generated by a scan of the object. Scanning equipment, such as 3D's OpticaTM laser scanner, can generate a digitized image of an object in a form, which can be input into a CAD program and modified in the CAD system to meet the design requirements of the manufacturer. The use of rapid prototyping systems is intended to reduce the development time of a product. Rapid prototyping systems are used in industries such as the automotive, aviation and medical fields, which reduce substantial time and resource to product design.

In the manufacturing process, a laser scanner can be mounted directly onto manufacturing equipment, principally CNC, which uses the digitized information to generate an object having the same outside dimensions as the scanned object. In addition, in the same manner as rapid prototyping, the scanned image can be used as the basis for the further development of a product, and the data generated can be used either to make the product or to make the molds and dies used in the manufacture of the product. 3D's optical laser scanner is designed to enable a manufacturer to perform these functions.

Since the scanning operations generate a computer file setting forth the dimensions and other measurements of an object, this information can be used in quality control and maintenance to determine whether the object being scanned meets the required specifications and tolerances. 3D's Lazer TracerTM is designed to be used by quality control and maintenance personnel to determine whether the finished product complies with the specifications.

Vero International, Inc., one of the 3D subsidiaries, distributes VISI-CAD and VISI-CAM software pursuant to an exclusive distribution agreement with Vero International Software Srl, an Italian corporation. VISI-CAD is a PC-based surface and solids modeling and designs package which is used to create three-dimensional designs. VISI-CAM is a PC based multi-axis, multi-surface, milling and turning and EDM CAM package which can use information generated by Surfacing software packages or VISI-CAD to complete the manufacturing of a product.

In addition to the hardware and software products which 3D markets, 3D Technology, Inc., one of the subsidiary, offers scanning and digitizing services for customers who do not require a scanning system but can use a folio which can be used in the customer's CAD/CAM systems.

3D has completed the development of a foot digitizer, which is used to develop shoes and shoe-lasts for a person based upon the digitized image of his foot. 3D has an informal agreement with a manufacturer of non-laser scanners, to develop an initial prototype of a foot digitizer. 3D is discussing with four major shoe companies, the potential of marketing the foot digitizer system for custom shoe and orthopedic shoe applications.

During 1996, the European Community Counsel ("EEC") awarded one of their BRITE contracts to a consortium of partners headed by BIBA, a highly reputable computer science institute in Germany and 3D Imaging International, Inc., for the development of a software for industrial applications in the field of Rapid Prototyping via CAD and CAM. The project titled " An Engineering Workbench for Industrial Application of Rapid Prototyping Techniques" is being jointly developed by the consortium members and sub contracted to Vero International Software Srl of Italy. The EEC provided the funding for the development and upon completion, 3D will market and sell this product through world wide distribution network of Vero International Software, Srl.

Optical Laser Scanner and Lazer Tracer

3D has developed a number of laser scanning sensors and integrated systems - its Optica laser scanner which can be mounted on CNC or CMM equipment and digitized data from this scanner can be transferred to CAD/CAM systems. Replica series products are stand alone digitizing systems, which come in different sizes, and its Lazer Tracer, which is a hand-held contour-measuring system, designed to use for quality control. The computerized instructions can be either generated by CAD/CAM equipment or directly from scanning equipment. The Lazer Tracer is based on certain patents ("GE patent rights") being acquired by 3D from General Electric Company ("GE") pursuant to a January 1994 agreement. Pursuant to the agreement with GE, 3D acquired four uncompleted prototypes for the Lazer Tracer and is required to complete the development of the prototypes and to deliver them to GE.

3D's Optica laser scanner takes a three-dimensional picture of a solid object by recording the reflection of a beam of light that is "reflected" off the solid object and is recorded by a special camera that converts the light emitted by the laser and projected onto the object's surface into electrical impulses and digitizes the input. It enables a user to reconstruct a physical object by converting the image generated by the sensor into a three-dimensional replication by identifying the points on the surface of the object into a series of mathematical x, y and z coordinates, These coordinates represent the height, width and depth of each point on a three-dimensional grid. The proposed laser scanner is designed to interface with most standard CNC controllers and can be mounted directly onto a CNC machine. The digitizing software incorporated into the laser scanner can generate data in formats which are accepted by standard CAD/CAM software. Once the data is input into a CAD/CAM system, it can be modified to meet the manufacturers specific needs. The Optica laser scanners are manufactured by a nonaffiliated company, which is using its own base technology to meet 3D's specific needs. However, 3D does not have any long-term commitments with the supplier.

The principal uses for 3D's Optica laser scanner include rapid prototyping and reverse engineering; duplication of parts or components for which there is no CAD design. The software in the scanner enables the user to see a virtual image of the product on a computer screen in addition to producing a physical model of the product. By being able to visualize and feel a model of a product, a manufacturer can save substantial time and effort and introduce the product to market earlier than would otherwise be the case. In cases where the manufacturer has a part, but not a computer design, the scanner can be used to produce a virtual image that is needed to create a CAD model from which a die or mold can be produced. Using this method, a manufacturer can make an exact duplicate of almost any item ranging from antique furniture to plastic bottles and containers to automobile and aircraft parts.

3D's Lazer Tracer, which is based on a GE patent, is designed for the metrology industry and uses laser technology to measure geometric features such as radii, angles and curves. Unlike the Optica laser scanner, which can also perform measuring tasks, the Lazer Tracer is hand held and is designed for use on the assembly lines and in maintenance operations where the continued performance of a part is important. The Lazer Tracer is designed to measure the various parameters against stored information as to the specifications and permissible tolerances. The unit is intended to be used in any environment and will provide quick indications whether the product meets the specifications. The quality control functions can be used in any facility where it is important to know rapidly whether the product complies with the specifications, especially when it is difficult for another measuring device to determine whether the product conforms to specifications. One such application is aircraft maintenance where another measuring device may have difficulty in determining whether the blade of a jet engine continues to meet specifications. The patents cover hand-scanning devices which can be used in the metrology industry. 3D commenced marketing both the Optica and Replica scanners in 1996, and have received a number of orders from Jewelry, Automotive and aerospace industries. Two service bureaus, one in Ohio and other in Massachusetts have purchased these equipment and start using the equipment for their customers.
Management believes that this trend will continue during 1997.

VISI-CAD and VISI-CAM

VISI-CAD is a state-of-the-art PC-based surface and solids modeling software and design package used to create three-dimensional models using both MS-Windows 95 and MS-Windows NT software environments. The different VISI-CAD modules allow a designer to elaborate on models by using a flexible and intelligent sketcher without the need for concentration on choosing detailed geometry commands. For example, in constructing a line that connects two other elements, VISI-CAD presents all tangency and separation possibilities according to the position of the cursor line without recourse to the menus.

VISI-CAM is a state-of-the-art PC-based multi-axis, multi-surface milling, turning and EDM CAM software package which uses information generated by Surfacing software packages or VISI-CAD, or other CAD system to complete the manufacturing of a product. VISI-CAM offers surfacing, milling and editing modules. VISI-CAM is an easy to use series of software packages featuring pop-down menus and dialogue boxes and powerful commands, all available by clicking a mouse. It also offers a range of CNC applications and an integrated geometry generation and machine tool simulation package.

Digitizing and Design Services

3D has recently begun to offer imaging, digitizing and product development services at its Connecticut facility. These services involve the digitizing of an object provided by the client, the use of the Surfacing software to generate an image with the desired surface and the delivery of a computer file, which can be used in any CAD/CAM system. 3D offers these services both as an independent source of revenue and as a part of its marketing program for its products and services.

Foot Digitizer

3D has an informal agreement with a nonaffiliated West German manufacturer of nonlaser based three-dimensional scanning equipment pursuant to which such manufacturer has developed for 3D a prototype of the Foot Digitizer. The Foot Digitizer is a three dimensional scanner which rapidly scans a human foot. The resulting scan is designed to be used to develop shoe lasts which are custom designed for the scanned foot. The Foot Digitizer is expected to be marketed to manufacturers of orthopedic shoes and custom made footwear. The ability of 3D to market the Foot Digitizer will be dependent upon 3D's ability to demonstrate to custom shoe manufacturers that the Foot Digitizer represents a method of increasing revenues and gross profit, as to which no assurance can be given.

This system has gone through clinical testing at the Norway Orthopedic Center for European FDA approval. 3D, through its offices in Belgium, filed an EEC project during March 1995, with other industrial market leaders from Europe, to make a total system that will be utilized to produce foot casts automatically from a digitized foot. Upon approval, the EEC may fund this project on an installment basis. 3D would manage the project and upon proper funding, establish worldwide marketing and distribution channels.

Other Products

In addition to its products and software, 3D has marketing rights with respect to CAD/CAM software and hardware. As a result, 3D is able to market an integrated system to meet the specific needs of its clients. Such a system could include an Optica scanner or Lazer Tracer, the Surfacer software, CAD/CAM software and hardware.

Markets and Marketing

The market for three-dimensional scanning equipment and the Surfacer software includes a range of manufacturing and industrial companies in industries as varied as the automotive and aircraft, manufacturers of molds and dies for plastic containers, toys and any industry or application where the creation of a product requires the development of an accurate three-dimensional scanning and the metrology market, where precise measurements are required to determine whether a product meets the specifications. With the recent market introduction of the Optica and Replica laser scanners and the Lazer Tracer, 3D has commenced marketing its products both directly to end users, including customers who would purchase the products on an OEM or VAR basis, and it is seeking to establish a network of representatives.

Competition

3D competes with other laser scanning products as well as products which scan objects using technologies which are not laser based. Competition is based on the cost and safety or perceived safety of the equipment, the specific requirements of the user and the compatibility of the scanning equipment with the user's CAD/CAM and manufacturing equipment. 3D's competitors include a number of small and medium sized companies that offer products that are designed for certain specific applications. No assurance can be given that 3D will be able to compete successfully with such competitors.

Intellectual Property Rights

In January 1994, 3D entered in to an agreement with GE pursuant to which it agreed to purchase from GE a patent and patent application relating to the technology used in the Lazer Tracer. The agreement requires 3D to pay the purchase price of $175,000 as follows: $25,000 on signing the contract, which payment has been made, and three payments of $50,000 due at various times after 3D has delivered the fourth Lazer Tracer units. The agreement also grants 3D a license to use certain GE technology relating to the Lazer Tracer. The agreement also gives GE a non-exclusive irrevocable right to sell the GE patent rights, subject to any licenses previously granted by GE. GE has agreed to give 3D notice prior to granting any such licenses, which will enable 3D to take title to the GE patent rights prior to the grant of any license by GE. No assurance can be given that the GE patent rights will be effective in limiting the development of competing products by others who could design around the patents. Except for the GE patent rights, 3D has no other patent or copyrights on its products. Although 3D has signed non-disclosure agreements with its employees and others to whom it discloses proprietary information, no assurance can be given that such protection will be sufficient. The unauthorized use or disclosure of 3D's proprietary software and other proprietary information may have a materially adverse effect upon its business.

Government Regulations

The Lazer tracer sensors and other laser-based products are subject to regulation by the Federal Bureau of Radiation Health ("BRH") of the Occupational Safety and Health Administration, which requires that all such products meet certain standards. 3D has filed with the BRH applications with respect to its laser products, and 3DT may sell the products in the United States. Other countries, including Canada, also may subject laser products to regulation. 3D intends to make application under applicable laws to market its products in Canada.

Employees

As of December 31, 1996 3D had approximately 10 employees None of 3D's employees are represented by a labor organization, and 3D believes that its employee relations are good.

AUDIO PRODUCTS MANUFACTURING

The Audio Products Manufacturing segment reflects the operations of WWR Technology, Inc., ("WWR"), which is a wholly owned subsidiary of SESH. WWR was incorporated in 1992 for the purpose of acquiring the professional products business segment of the KlipschTM loudspeaker line from Klipsch and Associates, Inc. ("KA"). WWR acquired the inventory, tooling, equipment and certain licenses from KA as part of such purchase. The predecessor to KA was founded in the mid 1940's by Paul W. Klipsch and has established itself as a leader in loudspeaker design and innovation. KA's primary market traditionally has been the home high fidelity loudspeaker business. Concurrently, it has developed a reputation as a manufacturer of rugged, well designed loudspeakers for the professional, commercial and theater sound markets. The acquisition of the Klipschtm Professional product line gives WWR one of the most long-established and, WWR believes, recognizable brand names in the industry. After WWR's acquisition of the Klipschtm professional loudspeaker line from KA, KA continued to manufacture products and provide other related services to WWR pursuant to a manufacturing agreement between WWR and KA. In August 1994, WWR entered into a lease for a manufacturing facility in Hope, Arkansas and between August and October 1994 moved all of its manufacturing and related services into the newly leased facility. In connection with the completion of this move, the manufacturing agreement with KA was terminated.

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

Markets and Marketing

Products are sold through a network of domestic and international independent manufacturers' representatives who are compensated on a commission basis to retailers, distributors, sound contractors installers and occasionally to end users. WWR assumed the responsibility for international sales from KA in the spring of 1993, and such sales currently constitute a significant portion of WWR's total sales. During 1996, 1995 and 1994 international sales constituted approximately 20%, 20% and 23% of total sales, respectively. International sales are made to appointed distributors in individual countries and the distributors resell and service the products within their respective countries.

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

Competition

The industry is comprised of a large number of competing manufacturers, the majority of which are of little overall impact in the market. Generally, the smaller firms specialize in selected portions of the market as opposed to offering a wide array of products. However, there are two dominant competitors in the overall professional loudspeaker industry - Harmon International Industries, Inc. (Harmon) which owns a number of product lines including JBL and Mark IV industries, Inc. which owns Electro Voice (EV), Altec Lansing (Altec) and University Sound (University). Other competitors include, but are not limited to, Bose Corporation, Peavey Electronics, Inc., Apogee Sound, Inc., Meyer Sound Laboratories, Inc. and Eastern Acoustic Works, Inc. WWR provides high quality products for all segments of the market but, due to the relatively smaller size of the product line offered by WWR, it is not able to compete with JBL and EV on a model by model basis. It is the plan of WWR to continue niche marketing, while expanding is product offerings as business conditions allow. WWR's general pricing policy and distribution is to offer its high quality products at competitive prices and to limit the distribution of KlipschTM Professional products to a selected group of retail and contractor customers. By doing so, WWR is able to position KlipschTM Professional as a "limited distribution" product line offering the contractor and retailer the opportunity to differentiate themselves in the range of products they offer and to further enhance their profit margins by offering products that are not as easily "shopped for price".

Licenses

As part of the purchase of substantially all of the assets of the KlipschTM) Professional loudspeaker business from KA, WWR received a non-exclusive trademark license for the use of KA's trademark "KlipschTM" in conjunction with various professional loudspeaker products ("Licensed Products") provided that the trademark is used only in combination with the terms "Professional Loudspeakers," "Professional Products," "Pro Loudspeakers," Pro Products" or a similar designation pre-approved by KA. WWR also has agreed to indicate that "KlipschTM" is a registered trademark of KA. The licenses are world-wide and royalty free, and KA has agreed not to grant licenses and/or otherwise permit others to use in the professional market the trademarks and certain design patents licensed to WWR. However, the licenses are terminable if WWR defaults in certain of their respective obligations to KA, becomes bankrupt or insolvent or reorganizes or ceases to use the "KlipschTM" trademark for 18 or more consecutive months. The loss of these licenses would effectively eliminate the ability of WWR to continue to sell under the KlipschTM Professional brand, however it would not prohibit WWR from seeking other professional loudspeaker products to distribute through its distribution network. WWR believes that WWR's relationship with KA is good, there can be no assurance that there will be no future developments which will cause a termination of the licenses.

Employees

As of December 31, 1996 WWR had 42 employees None of WWR's employees are represented by a labor organization, and WWR believes that its employee relations are good.

BUSINESS CONSULTING SERVICES

The business consulting services segment reflects the activity of The Trinity Group, Inc., ("Trinity"). Trinity is a Delaware corporation that was organized in May 1989. Trinity provides management and related services both to Consolidated's subsidiaries as well as nonaffiliated entities. Trinity's management services include management, finance, accounting, operations, marketing and other services, which are typically rendered pursuant to a consulting agreement. In the early stages of the subsidiaries' development, Trinity's officers, may serve as senior executive officers of the subsidiaries. In addition, Consolidated, either through Trinity or one of the other subsidiaries, may provide or arrange financing for the subsidiaries. To the extent that the subsidiaries are not generating an operating profit, Trinity may defer the receipt of payment until the subsidiary has the resources to pay the fee. Transactions between Trinity and the subsidiaries are eliminated in consolidation.

In addition to performing services for its subsidiaries, Trinity provides similar management services for other companies which are not affiliated with Consolidated. Services for both the subsidiaries and non-affiliated companies are performed principally by the president and chief executive officer of Consolidated. Other services may be performed by other officers of Trinity or Consolidated or by independent consultants who are engaged on an ad hoc basis. The fee structure, which is set prior to the engagement, may be paid in cash or securities. Trinity does not conduct any advertising or any active marketing program. Typically, Trinity is engaged as a result of personal contacts by Consolidated's president and chief executive officer.

Trinity competes with numerous consulting firms, including major international firms, consulting divisions of major accounting firms, consulting divisions of equipment manufacturers and numerous independent firms, some of which may have ongoing relationships with the potential clients, including relationships resulting from a prior employment or other affiliation. Trinity's ability to compete successfully in providing consulting services is presently dependent upon the personal contacts of Mr. Lewis S. Schiller, and no assurance can be given that Trinity can or will be able to perform services for nonaffiliated entities. To the extent that Trinity's resources are required for the management, operation and funding of Consolidated's subsidiaries, Trinity's ability to perform services for nonaffiliated parties is now significantly limited.

HOLDING COMPANIES

The activity of the holding companies reflects the operations of Consolidated Technology Group Ltd., the Registrant, and SISC, a wholly owned subsidiary of the Registrant.

Consolidated Technology Group, Ltd.

Consolidated Technology Group, Ltd., ("Consolidated" or "the Company"), (formerly Sequential Information Systems, Inc.) is a New York corporation organized on August 2, 1961. Consolidated does not generate revenues but does incur expenses including executive and administrative salaries and related payroll taxes and benefits, consulting fees, legal and accounting fees, public relations fees and other general and administrative fees. Consolidated charges the underlying subsidiaries for specifically identified expenses incurred on behalf of the subsidiaries. Transactions between Consolidated and its subsidiaries are eliminated in consolidation. As of December 31, 1996, Consolidated had four employees, including the chief executive officer, that provide management and administrative services for Consolidated, SIS Capital Corp. and The Trinity Group.

SIS Capital Corp.

SIS Capital Corp., ("SISC"), was organized by Consolidated for the purposes of making investments in or advancing funds to companies in which Consolidated has or proposes to obtain an equity position. SISC or one of SISC's subsidiaries holds the Company's equity and debt position in all of the operating subsidiaries. SISC also invests in companies in which it does not intend to obtain an equity position for the purpose of generating investment income. During 1996, 1995 and 1994, SISC advanced funds to a related company that is accounted for under the equity method and is not a consolidated subsidiary.

Item 2.  Property

Contract Engineering Services

TGS leases an aggregate of approximately 12,800 square feet of office facilities at two locations in Long Island, New York, where it maintains its executive offices. It also rents modest office space in Houston, Texas, Phoenix, Arizona, Arlington, Texas, Los Angeles, California, Seattle, Washington, Orlando, Florida and Wichita, Kansas. The aggregate annual rent payable by TGS is approximately $160,000, which is subject to annual increases. TGS believes that its present office space is adequate for its present needs and that additional office space is readily available on commercially reasonable terms.

Medical Diagnostics

IMI's executive and administrative facilities are located in approximately 8,000 square feet of space at 2424 North Federal Highway, Boca Raton, Florida, which are leased from a nonaffiliated landlord for a term expiring in February 2000, at an annual rental of approximately $200,000. The Pine Island, Boca Raton, San Juan and Kansas City Centers are located in facilities owned by IMI. The remaining Centers occupy premises which are leased by IMI from nonaffiliated landlords at an annual aggregate rental of approximately $750,000, inclusive of the rent for IMI's executive and administrative facilities. The leases provide for annual escalation's and expire during the period from 1997 to 2000. IMI believes that its present facilities are adequate. To the extent that IMI moves its MRI or other imaging equipment, IMI may incur significant expenses in both moving the equipment and adapting the facility for MRI use.

Electro-Mechanical and Electro-Optical Products Manufacturing

SES leases on a month to month basis approximately 15,000 square feet of office and manufacturing space in Elmsford, New York at an annual rental of approximately $141,000 S-Tech leases approximately 6,500 square feet of manufacturing and office space in West Babylon, New York at an annual rental of approximately $28,000 under a lease expiring in 1997. Televend leases 500 square feet of office space in New York City, which it rents on a month-to-month basis from SISC at an annual rental of approximately $7,500 which represents the cost of such space to SISC. The companies operating in the electro-mechanical and electro-optical products manufacturing segment believe that their space is adequate for their immediate needs and that, if additional space is required, it would be readily available at commercially reasonable rates.

Medical Information Services

Netsmart's executive offices and facilities are located in approximately 18,000 square feet of space at 146 Nassau Avenue, Islip, New York, pursuant to a lease which terminates on February 28, 1999, at a minimum annual rental of $248,000. This lease provides for fixed annual increases ranging from 4% to 5%. Netsmart believes that such space is adequate for its immediate needs. Netsmart also leases approximately 1,800 square feet of office space at 7590 Fay Avenue, La Jolla, California, pursuant to a lease which terminates on March 31, 1999, at a minimum annual rental of $31,000. This lease provides for fixed annual increases of 4%. Netsmart occupies, on a month to month basis, approximately 1,500 square feet of office space in Wethersfield, Connecticut, at a monthly rental of $2,000. Netsmart believes that its space is adequate for its immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Telecommunications

ARC occupies approximately 1,600 square feet of office space in Hauppauge, New York which it rents from TGS at an annual rent of approximately $12,000 and 1,000 square feet of office space in New York City, which it rents on a month-to-month basis from SISC at an annual rental of approximately $24,000. The rent paid by ARC reflects the cost of such space to TGS and SISC. ARC's debit card platform is located in office space in New York City, pursuant to a month-to-month lease, for which ARC pays an annual rental of approximately $3,600. ARC's offices in Chicago and Ft. Lauderdale, Florida are located in office space rented on a month-to-month basis for an aggregate of $300 per month. ARC believes that additional office space would be readily available as and where required.

Three Dimensional Products and Services

The companies operating in the three dimensional products and services segment lease approximately, 3,000 square feet of office space in Trumbull, Connecticut for an annual rental of approximately $44,000 and approximately,2,800 square feet of office space in Hartford, Connecticut for an annual rental of approximately $35,000.

Audio Products Manufacturing

WWR Technology occupies approximately 70,000 square feet of usable manufacturing, office and storage space located in Hope, Arkansas at an annual rental of approximately $76,000.

Business Consulting and Holding Companies

Consolidated, SISC and Trinity lease approximately 7,000 square feet of office space at 160 Broadway, New York, NY, at an annual rental of approximately $100,000. Approximately 1,500 square feet of such space is used by subsidiaries for which they are charged approximately $32,000 on an annual basis. Additionally, approximately 1,000 square feet of such space is occupied by a related company that is accounted for under the equity method and is not a consolidated subsidiary, for which the related company is charged approximately $16,500 on an annual basis.

Item 3.  Legal Proceedings

Holding Company

Consolidated has been named as a defendant in a lawsuit filed by a company it was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. Outside counsel handling this case has advised the Consolidated that it has meritorious defenses to obtain a dismissal of the lawsuit.

Contract Engineering Services

The DOL has filed a complaint against Job Shop and its principal stockholder for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401(k) retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its principal stockholder and others. At November 22, 1994, the amount due to the Job Shop 401(k) plan was approximately $3.0 million, which amount may have increased since such date as a result of interest and penalties. Neither TGS nor RMI, the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions. The DOL has raised with TGS the possibility that RMI may by liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI did not assume such obligations and paid value for the Job Shop assets which it did purchase. Although TGS believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, the DOL may take a contrary position. If the DOL takes such a position and prevails, it would have a material adverse effect upon the operations of RMI and possibly TGS as a whole. Although TGS is engaged in discussions with the DOL, no assurance can be given that such discussions will result in any settlement acceptable to TGS. During 1996, TGS established a $300,000 reserve with respect to the DOL's claim, however, no assurance can be given that such reserve will be adequate.

In May 1991, prior to the acquisition of Avionics by TGS, the Government Printing Office wrote TGS asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. TGS believes that these claims are without merit and intends to contest these claims vigorously if reasserted. TGS believes that the ultimate disposition of this matter will not have a material adverse affect on TGS's consolidated financial position.

Medical Diagnostics

In May 1996, IMI commenced an arbitration proceeding before the American Arbitration Association in Los Angeles, California against Radman, Inc. ("Radman"), a manufacturer of teleradiology systems and equipment, entitled International Magnetic Imaging, Inc. v. Radman, Inc., alleging fraud and breach of contract and seeking rescission of a purchase agreement between IMI and Radman for a teleradiology system as well as an award of money damages in an amount not less than $485,000, together with interest, attorneys' fees and costs. Radman has asserted certain counterclaims against IMI in such proceeding seeking an award of money damages in the sum of at least $236,000, together with interest, 'exemplary and punitive damages, reasonable attorneys' fees and other costs of the action. This matter is presently pending. IMI believes that it has meritorious defenses to Radman's counterclaims.

In December 1994, IMI placed a purchase order with Advanced NMR Systems, Inc. ("ANMR"), for Instascan MRI equipment upgrade systems for an aggregate of $1.5 million. Three of the systems have been installed at the Centers and the remaining two have not yet been installed at IMI's facilities. By letter dated February 25, 1996, IMI notified ANMR that it was terminating and rescinding the purchase agreements for such equipment as well as certain other related agreements between the parties and seeking the return of the approximate $723,000 previously paid to ANMR as well as money damages as a result of certain material deficiencies in such equipment. By letter dated March 22, 1996, ANMR's counsel denied such claimed deficiencies, disputed IMI's right to terminate such agreements and claimed that IMI is in breach thereof for, among other things, failing to pay the approximate $752,000 balance of the purchase price for such equipment. ANMR also threatened to commence an action against IMI to assert its rights under such agreements. In October 1996, IMI commenced a state court action against ANMR in Florida.

In January 1996, Drs. Ashley Kaye and James Sternberg, two of the former stockholder-directors of IMI-Florida, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Lewis
S. Schiller, chairman of the board of Consolidated and IMI, for alleged violations of securities and common law in connection with the execution in 1994 of an asset purchase agreement between MD Corp. and a subsidiary of IMI and non-payment of the $3,375,000 Subordinated Notes of two subsidiaries of the Company issued to MD Corp. in connection therewith. Although IMI reflects the principal and interest on such Subordinated Notes as liabilities on its consolidated balance sheet and no notice of default has been given, no assurance can be given that an adverse decision in any action based on such claims will not have a material adverse effect upon IMI.

Vanguard, on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated and the Company to IMI-Florida and assistance in the negotiation of the acquisition of the Centers, has asserted a claim against the Company and/or SISC that it has the right, among other things, to a 10% interest in the Common Stock of the Company, on a fully-diluted basis, prior to this Offering and prior to the issuance of certain warrants to DVI, for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of the Centers, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company. If Vanguard commences an action against the Company and prevails, it would have a material adverse effect upon the Company, and, furthermore, if it prevails with respect to its claim for Common Stock, the issuance of such Common Stock could result in a non-cash charge to earnings for the value of such Common Stock, dilution to the stockholders, including the stockholders who purchased stock in this Offering, and a reduction in the net tangible book value per share. In addition, the Company may not be able to use Consolidated's net loss or tax loss carryforward to reduce its tax liability if a sufficient number of shares of Common Stock were issued to Vanguard.

Electro-Mechanical and Electro-Optical Products Manufacturing

Lafayette Industries, Inc., a subsidiary acquired during 1996 via a reverse merger, whose business prior to the reverse merger was the manufacturer and sale of store fixtures, was discontinued in 1996. The manufacturing facilities for these operations were located in Mexico and were seized by the landlord. Although Lafayette is contesting the seizure, no assurances can be given that Lafayette will be able to realize any future benefit from these assets and has placed a reserve on the full amount of such assets. Lafayette and its subsidiaries, including SES Holdings and its subsidiaries, are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to various debt agreements, leased equipment and facilities. In connection with those transactions, Lafayette has been notified that it is party to various litigation with individual claims ranging to approximately $1,600,000. Although management has made what it feels is its best estimate of the liability, the nature of the liability is subject to substantial uncertainty. The amount of potential additional liability above that accrued can not be reasonably estimated. Due to the uncertainty of the pending litigation, substantial doubt about Lafayette's ability to continue as a going concern, and certain scope limitations, Lafayette and its subsidiaries received a disclaimer of opinion from its independent auditors who are the same as Consolidated's independent auditors. Lafayette and its subsidiaries represents 5.2% of Consolidated's consolidated revenue and 6.8% of Consolidated's consolidated assets.

Medical Informations Services

On or about September 29, 1995, an action was commenced against Netsmart by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard". The named defendants include, in addition to the subsidiary, officers and directors of the subsidiary and the Company. A complaint was filed on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of the subsidiary in September 1992. The complaint seeks injunctive relief and damages, including punitive damages of $130,000,000. Management believes that the action is without merit, and it will vigorously defend the action. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of Netsmart.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the year ended December 31, 1996.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Consolidated's common stock is traded on the Nasdaq SmallCap Market under the symbol COTG. Set forth below is the reported high and low bid prices of the common stock for the quarters listed.

Quarter Ending                                    High Bid          Low Bid

March 31, 1995                                     $1.28             $0.63
June 30, 1995                                      $1.19             $0.88
September 30, 1995                                 $0.94             $.050
December 31, 1995                                  $0.63             $0.25

March 31, 1996                                     $0.41             $0.16
June 30, 1996                                      $0.63             $0.22
September 30, 1996                                 $0.31             $0.13
December 31, 1996                                  $0.30             $0.06


As of December 31, 1996, there were approximately 19,175 holders of record of the Company's common stock.

No cash dividends have been paid to the holders of the Common Stock during the years ended December 31, 1996, 1995 and 1994.

Item 6.  Selected Financial Data

                                                       Year Ended December 31,                       Year Ended July 31,
                                                       -----------------------                       -------------------
                                          1996             1995              1994              1994             1993
                                          ----             ----              ----              ----             ----
Selected Statements of
Operations Data
Revenues                             $114,924,000      $110,097,000     $41,578,000        $15,742,000        $3,839,000
                                     ============      ============      ===========       ===========        ==========
Loss from Operations                 ($ 9,338,000)     ($11,112,000)   ($10,464,000)      ($10,566,000)      ($1,403,000
                                       ==========        ==========      ==========        ==========          =========
Income (Loss) before
  Extraordinary Item                 ($ 9,570,000)     ($11,360,000)   ($11,428,000)      ($10,772,000)         $594,000
Extraordinary Item - Net of Tax                --                --              --                 --           146,000
                                      -----------        ----------      ----------         ----------           -------
Net Income (Loss)                    ($ 9,570,000)     ($11,360,000)   ($11,428,000)      ($10,772,000)         $740,000
                                      ===========        ==========      ==========         ==========           =======
Net Income (Loss) per Common
Share                                      ($0.23)           ($0.51)         ($0.80)            ($1.35)            $0.18
                                             ====              ====            ====               ====              ====

Selected Balance Sheet Data
Total Assets                          $71,814,000       $66,312,000     $68,089,000         $7,381,000        $4,775,000
                                       ==========        ==========      ==========          =========         =========
Long-term Obligations:
 Debt and Capital Lease               $19,448,000        $8,408,000     $11,183,000                 --                --
Obligations
 Convertible Debentures                   700,000                --              --                 --                --
 Deferred Interest                        568,000                --              --                 --                --
 Subordinated Debt                        312,000         5,003,000      17,926,000                 --                --
                                      -----------       -----------      ----------
   Total Long-term Obligations        $21,028,000       $13,411,000     $29,109,000
                                       ==========        ==========      ==========

Dividends Declared per
Common Share                                   --                --              --                 --                --

The following factors make the above selected financial data non comparable for the following indicated periods and reasons:

(1) The fiscal year ended July 31, 1993 includes other income of $1,523,000 from the reacquisition of a subsidiary.

(2) The fiscal year ended July 31, 1994 includes expense of $7,140,000 from the issuance of stock options to consultants.

(3) The year ended December 31, 1994 includes expense of $4,140,000 from the issuance of stock options to consultants.

(4) The year ended December 31, 1995 includes expense of $3,869,000 from the issuance of stock options to consultants.

(5) In December 1993, the Company acquired ARC Acquisition Group, Inc. and ARC Networks, Inc. and in June 1994, the Company acquired Creative Socio-Medics, Inc. Such acquisitions resulted in: (i) an increase in assets of approximately $13,000,000 as of July 31, 1994; (ii) an increase in revenues of approximately $11,000,000 for the fiscal year ended July 31, 1994 and $14,400,000 for the year ended December 31, 1994; and (iii) a net increase in net loss of approximately $173,000 for the fiscal year ended July 31, 1994 and $1,600,000 for the year ended December 31, 1994.

(6) In September 1994 the Company acquired International Magnetic Imaging, Inc. and in November 1994, the Company acquired Job Shop Technical Services and Computer Engineering Services. Such acquisitions resulted in: (i) an increase in assets of approximately $47,200,000 as of December 31, 1994; (ii) an increase in revenues of approximately $11,500,000 for the year ended December 31, 1994; and
(iii) a net decrease in net loss of approximately $270,000 for the year ended December 31, 1994.

(7) In May 1995 the Company acquired Concept Technologies resulting in: (i) an increase in assets of approximately $1,780,000 as of December 31, 1995; (ii) an increase in revenues of approximately $2,149,000 for the year ended December 31, 1995; and (iii) an increase in net loss of approximately $553,000 for the year ended December 31, 1995.

(8) In December 1996, the Company acquired Lafayette Industries, Inc. resulting in an increase of assets of approximately $2,100,000, an increase in long-term obligations of approximately $700,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Liquidity and Capital Resources

At December 31, 1995, it was determined that the ability of the Company to continue as a going concern was dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient debt and equity to enable them to continue operations. As of the second quarter of 1996, the Company had a significant reduction in losses for five of the segments compared to the second quarter ended June 30, 1995 and also had a significant reduction in corporate and other expenses. However, during the third and fourth quarters, losses increased in such that only two of the segments ended up with significant yearly reduced losses. During the third and fourth quarters, the Contract Engineering Services and Medical Information Services segments incurred significant single item expenses that are not expected to be of a recurring nature, including $300,000 for a contingency settlement and $3,493,000 of noncash expense related to stock issuance's. Furthermore, the Medical Diagnostics segment reported a fourth quarter loss which is the first quarterly loss of this particular segment since it was acquired. As a result of the above, the ability of the Company to continue as a going concern as of December 31, 1996 will depend primarily on the ability of the Company to efficiently utilize the funding it received for certain subsidiaries during 1996. Such funding consisted of the following via various sources as follows:

Debt Refinancing

In January and September 1996, the Company refinanced a significant portion of the current subordinated debt that was to be paid by the Medical Diagnostics segment in 1996. Such financing consisted of term loans of $6,000,000, an accounts receivable revolving loan of $6,000,00. As a result of the financing, approximately $12,400,000 of debt that was currently due was replaced by long-term debt.

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

In July 1996 a subsidiary operating in the contract engineering services segment (which is already publicly held), raised $2,000,000 from the sale of common stock via a Regulation S offering. This subsidiary has filed a S-1 registration with respect to the sale of additional equity shares, however, no assurances can be given that such offering will be completed.

A subsidiary of the Company, operating in the Medical Diagnostics segment, filed an S-1 Registration statement with the Securities and Exchange Commission with respect to an initial public offering. No assurances can given that the public offering will be completed.

Working Capital Condition

As of December 31, 1995, the Company had a working capital deficit of $13,359,000. As of December 31, 1996, the Company has negative working capital of $6,729,000 representing a decrease in the working capital deficit of $6,630,000. Due in large part to the aforementioned debt refinancing in the medical diagnostics segment. The Company's continued ability to reduce the working capital deficit relies primarily on the success of continuing efforts to increase the profitability of the underlying subsidiaries. As further explained in the following "Sources of Cash" discussion, restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash.

Sources of Cash

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $3,866,000 at December 31, 1996 compared to $1,636,000 at December 31, 1995. During 1996, International Magnetic Imaging, ("IMI") generated approximately $6,887,000 in cash from operations while the remaining segments used approximately $7,009,000 of cash for operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of December 31, 1996 the most significant impact from these restrictions is on the Three Dimensional Products and Services segment and the Electro-Mechanical Electro-Optical Products Manufacturing segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that these segments obtain alternative sources of funding. (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as operating segments and no assurance can be given that these segments will be able to continue as operating entities. The remaining segments are less affected by the restrictions on IMI's cash since they operated substantially with their own cash flows during 1996. Sources of cash other than from operations includes proceeds from the issuance of long-term debt of $19,468,000, proceeds from the issuance of stock and the exercise of options and warrants of $10,047,000, collections on repayments of notes receivable of $3,449,000, cash of an acquired company of $1,020,000, and proceeds from the sale of marketable securities of $1,244,000.

Uses of Cash

Uses of cash includes the repayment of long-term and subordinated debt of $19,954,000, capital expenditures of $4,920,000, payments on capital leases of $1,565,000, payments for loans made of $3,523,000, purchases of investments of $385,000 and expenditures of $279,000 for software development, $589,000 for deferred offering costs, and $1,369,000 for costs of issuing stock in the medical information services segment.. Other net uses of cash amounted to $292,000.

Changes in Other Working Capital Assets and Liabilities

Significant changes in working capital, other than cash, includes an increase in accounts receivable of $1,918,000 (primarily from an increase in volume primarily from the Contract Engineering Services segment) and an increase in accounts payable and accrued expenses and accrued payroll and related expenses of approximately $1,692,000 (primarily from an increase in payroll and payroll related obligations of the contract engineering services segment and a $400,000 contingency reserve that was recorded by the same segment).

Effect of Loan Defaults

The Company is in technical default on loans approximating $7,227,000 as of December 31, 1996 of which $6,300,000 relates to the Medical Diagnostics segment, $325,000 relates to the Audio Products Manufacturing segment, $467,000 relates to the Electro-Mechanical Electro-Optical Products Manufacturing segment and $135,000 relates to the Three Dimensional Products and Services segment. Such default has not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and all amounts are classified as current liabilities in the Company's December 31, 1996 balance sheet.

Results of Operations

Consolidated operating losses for 1996 were $1,774,000 less than in 1995 and were $1,126,000 less than in 1994. The operating loss for 1996 includes certain noncash expenses as follows:
                                                                   Year Ended
                                                                  December 31,
                                                                      1996
                                                                      ----
Medical Information Services segment - stock
  options and stock purchase warrants                             $3,722,000
Medical Information Services segment - issuance
  of stock in lieu of cash for services rendered                   1,747,000
Contract Engineering Services segment- issuance
  of stock in lieu of cash for services rendered                      80,000
Corporate and Other - consulting expense
  from exercise of stock options                                      45,000
                                                                      ------
Total noncash Expenses                                            $5,594,000
                                                                   =========

For the year ended December 31, 1996, excluding the above noncash expenses, an improvement in operating results was achieved by an increase in overall gross margins of $1,241,000 while operating expenses, other than the $5,594,000 of nonrecurring expenses shown above, decreased by $6,127,000. Additionally, during the same time period, revenues increased $4,827,000. On an overall basis, the consolidated net loss when comparing 1996 to 1995 decreased by $1,790,000 or 16%

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                                                                               Percentage of Total
                                                                                             Year Ended December 31,
                                                                                     1996             1995              1994
                                                                                     ----             ----              ----
         Revenues
         Contract Engineering Services                                               54%               57%              60%
         Medical Diagnostics                                                         27%               25%              16%
         Audio Manufacturing and Services                                             3%               2%                --
         Electro-Mechanical and Electro- Optical Products Manufacturing               3%               4%                9%
         Medical Information Services                                                 7%               7%                7%
         Telecommunications                                                           5%               3%                6%
         Three Dimensional Products and Services                                      1%               2%                2%
         Business Consulting Services                                                 *                 *                *

         Gross Profit (Loss)
         Contract Engineering Services                                               23%               20%              26%
         Medical Diagnostics                                                         65%               59%              44%
         Audio Manufacturing and Services                                             2%               1%                --
         Electro-Mechanical and Electro- Optical Products Manufacturing              (1%)              5%                3%
         Medical Information Services                                                 6%               9%                9%
         Telecommunications                                                           2%               3%               10%
         Three Dimensional Products and Services                                      3%               3%                5%
         Business Consulting Services                                                 *                 *                3%

                                                                                               Percentage of Total
                                                                                             Year Ended December 31,
                                                                                     1996             1995              1994
                                                                                     ----             ----              ----
         Selling, General and Administrative Expense
         Contract Engineering Services                                               15%               24%              11%
         Medical Diagnostics                                                         32%               21%              10%
         Audio Manufacturing and Services                                             4%               2%                --
         Electro-Mechanical and Electro- Optical Products Manufacturing               5%               6%                9%
         Medical Information Services                                                23%               13%              13%
         Telecommunications                                                           5%               4%                5%
         Three Dimensional Products and Services                                      7%               10%              11%
         Business Consulting Services                                                 *                 *                4%
         Corporate and Other                                                          9%               20%              37%

         * - Less than one percent.

Discussion of Operations by Segment

Contract Engineering Services

The contract engineering services segment reflects the operations of Trans Global Services, Inc. ("TGS") and its two subsidiaries, Avionics Research Holdings, Inc. ("Avionics") and Resource Management International, Inc. ("RMI") from January 1995 through December 31, 1996. During 1995, Avionics and RMI were merged with TGS via a reverse acquisition and references to operations prior to January 1995, relate to the operations of Avionics and RMI as subsidiaries of SISC.

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of TGS's business is dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, primarily interest. Under its agreements with its clients, TGS is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, TGS's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, TGS's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until TGS satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that TGS experiences turnover in employees, its gross margin will be adversely affected. For example, in 1996, Social Security taxes are payable on the first $62,700 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for TGS to pay Social Security tax for such employee. Since most of TGS's employees receive compensation in excess of that amount, TGS's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

For 1996, TGS had revenues of $62.6 million, reflecting a 1% decrease from the revenue of $63.2 million during 1995. This decrease is attributed to the loss of a contract on January 1, 1996, from one of TGS's larger customers in the aerospace industry. By December 31, 1996, TGS had increased its revenue base so that, at such date, the annual rate of revenue was greater than it was prior to the loss of the customer. During 1996, approximately 61% of TGS's revenue was derived from its three largest clients and 75% of such revenue was derived from its five largest clients. TGS's gross margin for 1996 was 8.2%, as compared to 6.3% for 1995. The increase reflects a higher gross margin on the new contracts entered into by the Company as compared with the lower gross margin on the contract that was lost. For 1995, the Company had revenues of $63.2 million, reflecting a 150% increase in revenue from the revenue of $25.3 million during 1994. During 1994, operations consisted of Avionics for the entire year and RMI from November 22, 1994, the date of acquisition. The increase in revenue in 1995 reflected the inclusion of the operations of RMI for the entire year, as well as an increase in revenue from Avionics' clients resulting from its increased marketing effort. The increase in costs of sales from $23.7 million for 1994 to $59.2 million for 1995 also reflects the inclusion of the operations of RMI. The gross margin was 6.3% for both 1995 and 1994.

Selling, general and administrative expenses decreased by $2 million, or 31%, from 1995 to 1996 and increased by $5.4 million, or 538%, from 1994 to 1995. The significant fluctuation in operating expenses reflects a number of factors, including the following:

         Consulting Fees - During 1995, TGS incurred $2.3 million of noncash expense from the issuance of securities for consulting services and no such expenses were incurred in either 1996 or 1994.

         Payroll Tax Penalties - During 1996 and 1995 penalties for late withholding taxes were $635,000 and $1 million, respectively, and during 1994, TGS received a credit of $159,000 resulting from the refund of a previously paid withholding tax penalty.

         Acquisition Costs - During 1995, TGS incurred $529,000 of acquisition expenses relating the issuance of securities in connection with the reverse acquisition. The acquisition expenses reflect the value of Common Stock issued as a finder fee and issued in consideration of agreements by certain of TGS's stockholders to enter into lock-up agreements. No comparable expenses were incurred in 1996 or 1994.

         Operations of RMI - RMI was not acquired until November 1994, and as such, selling, general and administrative expenses for 1994 did not include a full year of such amounts which approximated $2.0 million for 1995.

         Contingency Reserve - During 1996, the Company established a contingency reserve of $300,000 in connection with a claim by the DOL arising from the acquisition of RMI.

Interest expense was approximately $712,000, $963,000 and $696,000 for 1996, 1995 and 1994, respectively. TGS finances its payroll obligations by borrowing from a non-affiliated asset-based lender at an interest rate of prime plus 2%. TGS also pays a fee of 0.3% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. This reflects a reduction in the financing charges resulting from a June 1995 amendment to its borrowing agreement. Prior to the amendment, TGS paid interest at a rate of 4% in excess of prime and a fee of 1% of its borrowings relating to RMI's operations. Pursuant to a January 1997 amendment to TGS's agreement with its asset-based lender, on April 1, 1997 or earlier at the request of TGS, the borrowing availability will be reduced to $3.0 million and TGS will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10.0 million. The interest rate of 2% in excess of prime will not be affected by the amendment. The borrowings are secured by a security interest in all of the Company's assets. At December 31, 1996, such borrowings from the asset-based lender were approximately $3.7 million. The ability of TGS to operate profitably is dependent in part upon its ability to reduce its financing costs. The interest rates (exclusive of the fee) payable by TGS at December 31, 1996 and 1995 was 10.25%.

As a result of the foregoing, TGS sustained a net loss of $681,000, for 1996, as compared with a loss of $4.7 million, for 1995 and a loss of $434,000 for 1994. TGS believes that, with the reduced level of selling, general and administrative expenses and improved gross margin, which are reflected in the results of its operations for 1996, it can improve its operations by reducing its interest expense through its amended agreement with its asset-based lender combined with a lower level of borrowing and eliminating future late withholding tax penalties, which affected TGS's operations since its organization. TGS may also seek to reduce its financing costs further by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that TGS can or will operate profitably in the future.

Medical Diagnostics

This segment consists of the operations of International magnetic Imaging, Inc., ("IMI"), a medical diagnostic imaging company, which primarily performs MRI and other diagnostic imaging modalities, that was purchased in September 1994. In the following analysis of the medical diagnostics segment, the years ended December 31, 1996 and 1995, reflect the operations of the Company. The year ended December 31, 1994 includes operations of the centers that were acquired from the predecessor companies for the nine months ended September 30, 1994 and operations of the Company for the three months ended December 31, 1994.

Net patient service revenue for performing MRI and other diagnostic modality procedures increased $3.16 million, or 11%, from 1995 to 1996 and $21.5 million, or 328% from 1994 to 1995. As noted in Table I below, the mix of procedures by class of payer remained relatively level for all years. Additionally, the reimbursement rates remained relatively level from 1995 to 1996 and decreased modestly from 1994 to 1995. Accordingly, the increase in revenues is a result of increases in overall procedure volume which increased 32% from 1995 to 1996 and 9% from 1994 to 1995. A significant portion of the increase in volume for 1996 relates to multi-modality procedures which have a lower reimbursement rate than MRI procedures, and as such, the net patient service revenues increased at a lower percentage than the increase in volume. For 1995, the increase in volume was partially offset by a decrease in reimbursement rates. The revenues earned by IMI in the fourth quarter of 1996 were approximately $600,000 less than the average revenues for the first three quarters of 1996. During the fourth quarter of 1996, two Florida Centers significantly reduced the procedures performed for scan brokers and such decreases in volume are intended to be recaptured by marketing other payer revenue sources, although such recapture has not yet been realized. Additionally, during the fourth quarter of 1996, the Puerto Rican Center experienced a decrease in workers compensation procedures because IMI's equipment required an upgrade to become competitive in that market. During the first quarter of 1997, such upgrade has been made. Contractual adjustments, which represent the difference between IMI's standard billing rate and the amount contracted with the payer source, was 49%, 45% and 34%, respectively of gross patient service revenue for 1996, 1995 and 1994. Contractual adjustments increased significantly from 1994 through 1996 due to a general decrease in reimbursement rates from all payer classes and the increase in IMI's brokered scan business which had a substantially lower reimbursement rate than any of IMI's other revenue sources. The participation of IMI with third party insurers requires that IMI accept specified reimbursement rates which are not currently based on capitated contracts.

                   Table I - Mix of Procedures by Payer Class
                                               Percentage of Procedure Mix
Class of Payer                               1996          1995         1994
--------------                               ----          ----         ----
MRI Procedures (representing 89%, 91%
and 92%, respectively of net patient
service revenue for 1996, 1995 and 1994):
Managed Care                                 37%           38%          41%
Commercial                                   17%           17%          20%
Medicare                                     13%           9%           14%
Worker's Compensation                        11%           14%          16%
Brokered                                     10%           9%           --
Contract Worker's Compensation               6%            6%           --
Liability                                    4%            4%           5%
Other                                        2%            3%           4%

Multi-modality procedures, other than
MRI(1) (representing 11%, 9% and 8%,
respectively of net patient service
revenue for 1996, 1995 and 1994):
Managed Care                                 84%           85%          85%
Medicare                                     8%            6%           6%
Commercial                                   6%            6%           6%
Other                                        2%            3%           3%
-------
(1) Includes CAT scans, nuclear medicine, mammography, fluoroscopy and X-Rays.

Other service revenues and management fee income represented only 3.5%, 2.4% and 0.3% of total revenues, respectively, for 1996, 1995 and 1994. Other service revenues and management fee income increased $433,000 from 1995 to 1996 due primarily to the operations of MRI Net and for 1994 to 1995, no significant fluctuation occurred.

IMI's operating expenses for 1996 increased by $4 million, or 18%, from $22.6 million for 1995 to $26.7 million for 1996. The operating expenses for 1995 increased by $371,000, or 2%, from $22.3 million for 1994 to $22.6 million for 1995. The overall increase in operating expenses reflected a number of factors discussed below.

Radiology fees increased $336,000 or 11% when comparing 1996 to 1995 and $2 million or 194% when comparing 1995 to 1994. For 1996 and 1995, radiology fees were incurred based on cash collections related to services performed. Cash collections for services were $27.4 million and $25.4 million, respectively, for 1996 and 1995, representing an overall increase of approximately 8%. From January through November of 1994 a significant portion of the radiologists were employees of IMI and accordingly, compensation to radiologists of approximately $1.2 million is included in salaries and benefits for 1994. The remaining increase of $700,000, when comparing 1995 and 1994 is due to the fact that the radiology agreements entered into with radiologists and independent radiology companies required larger fees based on the achievement of certain bonus levels and such fees for 1995 were higher than the amounts paid to radiologists when they were employees of IMI in 1994. IMI entered into four radiology agreements which expire approximately four years from December 31, 1996 and which require that radiologists interpret and report the results of the MRI and multi-modality procedures and which require IMI to pay the radiology company's fees based on the terms of the agreements. The following summarizes the four agreements and generally describes their terms.

1) The Florida Centers - The radiology agreement requires payment by IMI to the radiology company, of fees that range from 10%-20% of collections. Each of the Florida Centers has a separate fee schedule as a part of the agreement. The agreements require increased payment based on Center specific bonus criteria. At the beginning of each year new bonus criteria are negotiated pursuant to the terms of the agreement. For the Florida Centers, over the past two years, the radiology fees have averaged 11% to 12% of cash collections for MRI procedures and 16% to 17% of cash collections for multi-modality procedures.

2) San Juan Center - The facilities use agreement requires payment by IMI, to the radiology company, of fees that are 10% of cash collections, plus 3% of the annual cash collections between $2 million and $3 million, plus 5% of annual cash collections in excess $3 million. The terms of this agreement are negotiated at the end of each year and may be terminated upon 90 days notice by either party if such negotiations are not successful.

3) Virginia Center - The radiology agreement, which is effective until March 31, 2000, requires payment by IMI, to the radiology company, of a fixed fee of $275,000 per year plus an incentive of 15% of collections in excess of $2.4 million.

4) Kansas City Center - The radiology agreement requires payment by IMI, to the radiology company, of based on the following schedule:

                  Procedures                          Fee per
                  Interpreted                        Procedure
                  -----------                        ---------
                  1-275                                  $ 75
                  276-350                                $100
                  351 and Greater                        $150

Equipment maintenance costs relate primarily to fixed contract payment schedules and generally do not fluctuate from period to period unless repairs and maintenance are required that are not covered by the equipment contracts or new equipment is placed into service or removed from service. Substantially all maintenance costs incurred for 1996, 1995 and 1994 were incurred pursuant to fixed maintenance contracts, and as a result such costs did not fluctuate significantly, increasing $39,000 from 1995 to 1996 and decreasing $57,000 from 1994 to 1995.

Patient service costs and expenses consist primarily of film, contrast agents and utility costs used in the MRI and multi-modality procedures. Such costs increased $289,000, or 15%, from 1995 to 1996. Approximately $104,000 of this increase related to an increase in medical supplies used by a multi-modality Center that performs CAT scans, nuclear medicine, mammography, fluoroscopy and X-ray's which had a significant increase in volume. The remaining increase is due to the additional procedure volume which inherently requires more patient service costs which was partially offset by negotiated decreases in overall per unit film and contrast agent costs. Such costs increased only $12,000, or 1%, from 1994 to 1995 which reflects increases in procedure volume that were offset by modest decreases in film and contrast agent costs.

Salaries and benefits increased $733,000 or 12% from 1995 to 1996. Of this increase, approximately $105,000 relates to a bonus paid to IMI's chief financial officer, who is also the chief financial officer of Consolidated, for services relating to the DVI loans incurred in 1996. Additionally, during 1996, the Centers increased their hours of operations in order to increase volume. These increased hours of operation required additional personnel in certain Centers and required some overtime in all Centers. The per employee base salary and benefit costs did not significantly increase. Salaries and benefits decreased $1.8 million or 24% from 1994 to 1995. The salaries and benefits for 1994 include approximately $1.2 million paid to radiologists based on fixed fee contracts and 1995 does not include any such amounts paid to radiologists as discussed above. Additionally, during 1995, management implemented a cost reduction plan which included the reduction of overall salary and wage levels which accounts for the remaining decrease in salaries and benefits.

Professional services, consisting primarily of legal, accounting and consulting services, remained relatively level, increasing only $15,000 or 2% when comparing 1995 to 1996. Professional services decreased $643,000, or 45%, from 1994 to 1995, which reflects the significant accounting and legal fees that were incurred by the Company during 1994 in conjunction with the acquisition.

Other management, general and administrative expenses, increased $765,000, or 19%, from 1995 to 1996. During 1996, one of the Centers was in the process of relocating to a new facility and in connection therewith, it rented, on a short-term basis, MRI equipment at a rental cost of approximately $441,000 and was paying rent at two locations on a temporary basis resulting in additional rental expense of $27,000. Other significant increases include $95,000 for an administrative fee paid to DVI related to the revolver loan incurred subsequent to 1995 and $40,000 for compensation to temporary employees of MRI Net who replaced permanent employees whose compensation in 1995 is included under salaries and benefits. During 1995 and 1994, other management, general and administrative expense, remained relatively level, decreasing $80,000 or 2% from 1994 to 1995.

Provision for bad debts increased $1.5 million, or 176%, from 1995 to 1996. Substantially all of this increase reflects an evaluation of the collectibility of receivables from third-party liability payers which were generated prior to the September 30, 1994 acquisition of the Centers. Additionally, during the fourth quarter of 1996, the provision for bad debts was $850,000 greater than the average of the first three quarters of which $350,000 was from the write-off of amounts due from scan brokers who went out of business. The remaining $500,000 increase is due to liability accounts receivable whose aging had reached the point where IMI's receivable policy and evaluation required that such receivables be provided for with an allowance. Revenue from third-party liability payers represented only 4% of revenue for 1996 and 1995. Provision for bad debts decreased $242,000, or 22%, from 1994 to 1995. During 1994 the composition of revenues and the related accounts receivable balances included more payer types with a higher estimate of provision rate than for 1995.

Depreciation and amortization consists of the depreciation of purchased equipment, buildings, leasehold improvements and capital leases and the amortization of goodwill, customer lists, restrictive covenants and loan costs. Depreciation expense increased $224,000, or 8%, from 1995 to 1996, which reflects the addition of equipment in certain Centers, which was partially offset by a decrease in Centers where equipment is fully depreciated as of 1996. Amortization increased $103,000, or 5%, from 1995 to 1996 due to an increase in capitalized loan costs which were incurred at the beginning of 1996 resulting from the subordinated debt refinancing with DVI. Depreciation and amortization expense in total increased $1.2 million, or 33%, from 1994 to 1995, due primarily to increased amortization from the addition of goodwill, restrictive covenants and customer lists as part of the September 30, 1994 acquisition.

Interest and other income increased $368,000, or 191%, from 1995 to 1996. During August of 1995, IMI entered into a joint venture agreement with respect to an MRI Center in the Orlando, Florida area. Income from the joint venture during 1996 and 1995 was $281,000 and $120,000, respectively. Additionally, 1996 includes a change in an estimate related to prior period over-accruals of tangible personal property taxes of approximately $140,000 for the San Juan Center. Other components of interest income and other income were not significant for the September 1996 and 1995 periods. Interest and other income decreased $385,000, or 67%, from 1994 to 1995, which reflects the inclusion in 1994 of approximately $300,000 of debt forgiveness from certain shareholders of nonaffiliated companies, that were not acquired by IMI in the 1994 acquisition.

Interest expense increased $440,000, or 17%, from 1995 to 1996. At the beginning of 1996, IMI refinanced certain Subordinated Notes, which were short-term notes on which the Company paid interest at 7%, with long-term debt with rates varying from 11% to 12%. The increase in interest expense from the higher rate was partially offset by reductions on the debt on which the interest was paid.. Interest expense increased $1.3 million, or 95%, from 1994 to 1995, due to the fact that as a part of the September 30, 1994 acquisition, approximately $20 million in subordinated debt was incurred with interest rates ranging from 4% to 7%. Other increases in interest expense from 1994 to 1995 are due to additions of equipment financing and interest from new capital lease obligations.

Loss on sale and disposal of assets, which was $28,000, $25,000 and $524,000, respectively for 1996, 1995 and 1994, consisted primarily of leasehold improvements and medical equipment which was sold or disposed of during the periods.

Overall profitability decreased $720,000, or 41% from 1995 to 1996, reflecting increased overall costs in excess of gains in net revenues. During 1996, five of the Centers operated at an aggregate net loss of $784,000 while the remaining Centers generated net income of $1.8 million. During 1995, five of the Centers operated at an aggregate net loss of $2 million while the remaining Centers generated net income of $3.8 million. Overall profitability remained relatively level for 1995 and 1994, reflecting increased overall costs in excess of increased revenue of $13,000. During 1994, two of the Centers operated at an aggregate net loss of $550,000 while the remaining Centers generated net income of $2.3 million.

Electro-Mechanical and Electro-Optical Products Manufacturing:

This segment consists of two companies which manufactures optical encoders, encoded motors and limit programmers, debit card vending machines and various avionics instrumentation devices, a company that markets telephone debit cards which commenced operations in 1995 and a company that designs, develops and integrates all of the critical building blocks of a Fingerprint ID System.

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing 1996 to 1995, decreased 33% from $4,223,000 for 1995 to $2,837,000 for 1996.
Additionally, gross profit was negative for 1996 due primarily to the write-off of obsolete inventory of $350,000 for 1996. Write-off of obsolete inventory for 1995 amounted to $270,000. Excluding such write-offs, the gross profit percentages for 1996 and 1995 were 6% and 12%, respectively. The significant decrease in revenues and gross margins is attributed to lower levels of shipments to existing customers while new customers have not been obtained to replace the lost revenues and the gross margins on current period contracts have lower margins than on revenues that were lost. Selling, general and administrative expenses remained relatively level approximating $1,341,000 and $1,380,000 for 1996 and 1995, respectively, reflecting increased spending of approximately $200,000 on developing new technologies, which was offset by planned cutbacks in expenses related to existing operations. Interest expense was approximately $150,000 for both 1996 and 1995. A significant portion of the interest expense is related party interest charged from the parent company, (SIS Capital Corp.) charged on advances made to this segment to fund its operations. Net losses increased from $1,050,000 for 1995 to $1,709,000 for 1996, reflecting the decrease in gross profit while other expenses remained relatively level. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased governmental military spending and while there exists a possibility that there will be reversals in government spending cutbacks no assurance can be made that this segment will be able to qualify for the related government contracts. Management plans to continue placing more emphasis on sales to the private sector although no assurances can be given that the segment will ever be able to operate profitably.

Prepaid telephone calling card revenues, gross profit and operating loss, from the date of acquisition through December 31, 1996, approximated $387,000, ($152,000) and $313,000. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Selling, general and administrative costs were $153,000 from the period of acquisition to December 31, 1996 which consists primarily of salaries and related expenses. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for 1996 approximated $144,000. Due to the nature of a development stage company, no assurances can be given that it will ever be able to develop a marketable product and achieve revenues that will allow it to operate profitably.

Medical Information Services:

The medical information services segments consists of the activity of two companies, Netsmart Technologies, Inc., ("Netsmart") and Creative Socio Medics, Inc.' ("CSM"). CSM was acquired in June 1994 and accounted for all of the revenues and gross margin in this segment for 1994. Since CSM was not a part of the consolidated operations until July 1, 1994, the prior periods operating results are not comparable to those of the years ended December 31, 1996 and 1995. For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise.

The segment's revenue for 1996 was $8.5 million, an increase of $1.1 million, or 15% from the revenue for 1995 which was $7.4 million. approximately $1,550,000 of the increase in revenue is due to revenue generated pursuant to an agreement with IBN. IBN represented Netsmart's most significant customer for 1996, accounting for approximately 22% of revenue. Furthermore, through December 31, 1996 IBN has generated revenue of $2.4 million, or approximately 89.6% of Netsmart's total revenue from the SmartCard systems during the two years ended December 31, 1996 and 1995 on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of December 31, 1996, the contract was more than 80% complete. Netsmart is continuing to provide professional services to IBN, although revenues from such services have declined substantially from the level at the beginning of the year. Netsmart intends to expand its marketing effort for its CarteSmarte System, however, at December 31, 1996, the Company did not have any significant contracts for the CarteSmart system.

Revenue from Netsmart's health information systems continued to represent the Netsmart's principal source of revenue in 1996, accounting for $6.5 million or 76% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue in 1996 was data center (service bureau) revenue which increased to $2,207,000 in 1996 from $1,742,000 in 1995, reflecting an increase of 27%. The turnkey systems revenue decreased to $1,663,000 in 1996 from $1,777,000 in 1995, reflecting a decrease of 6%.
Maintenance revenue increased to $1,226,000 in 1996 from $1,099,000 in 1995, reflecting a 11%. Revenue from third party hardware and software decreased to $1,114,000 in 1996 from $2,148,000 in 1995, a decrease of 48%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenue increased to $329,000 in 1996 from $162,000 in 1995. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Netsmart believes that the increase in 1996 installations should enable the Company to increase the maintenance revenue in future periods.

Revenue from contracts from government agencies represented 31% of revenue for 1996. Netsmart believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. In 1996, contracts from government agencies accounted for approximately 40% of its revenue from health information systems.

Gross profit decreased to $1,332,000 in 1996 from $1,973,000 in 1995, a 32%
decrease. The decrease in the gross profit was substantially the result of costs associated with the completion of the IBN contract. At December 31, 1996 the IBN contract was more than 80% complete.

Selling, general and administrative expenses were $1.9 million in 1996, a decrease of 24% from the $2.5 million in 1995. The decline was substantially the result of a one time charge in 1995 of a write off deferred public offering costs in the amount of $460,000 as well as a reduction in executive compensation and a reduction in staff.

During 1996, Netsmart incurred non cash compensation charges of $3.5 million arising out of the issuance of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. During 1996, Netsmart issued 500,000 common shares to certain noteholders and 25,000 common shares to Netsmart 's asset based lender. As a result of such issuance, Netsmart incurred a financing cost charge to operations of approximately $1.7 million.

In 1996, Netsmart did not incur any research and development expenses, since the personnel who had been engaged in such activities were reassigned to work on the IBN contract and the development of SmartCard products. As s result, their salaries and related expenses were included in costs of revenue with respect to the work on the IBN contract and capitalized software development costs with respect to their work on the SmartCard product. As a result of such product development, Netsmart incurred $279,000 in capitalized software costs of which $28,000 has been amortized in 1996 and charged to cost of sales. In 1995, Netsmart incurred research and development expenses in the amount of $699,000.

In 1996 Netsmart recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $264,000.

Interest expense was $473,000 in 1996, a decrease of $81,000, or 15% from the interest expense in 1995. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender, which it pays interest equal to the greater if 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, Netsmart incurred a net loss of $6.6 million compared with a net loss of $2.9 million in 1995.

The results of Netsmart's operations for the year ended December 31, 1995 are not comparable with the results of operations for 1994 since the acquisition of CSM was effective July 1, 1994, and the results of operations for 1994 include the CSM business only from such date.

Revenue for 1995 was $7.4 million, representing an increase of 152% from revenue for 1994 of $2.9 million. The increase reflected the inclusion of CSM's operation for only the last six months of the year. Revenue from health information systems and services accounted for $6.8 million, or 91.5% of total revenue for 1995 and more than 99% of pro forma combined revenue of Netsmart and CSM for 1994. CarteSmart Systems revenue accounted for the balance of the revenue for the periods. In 1994, Netsmart generated CarteSmart Systems revenue of $90,000 from the pilot project in San Diego County. In 1995, revenue from CarteSmart technology was $631,000.

The largest component of revenue for 1995 was $2.0 million from the sale of third party hardware and software, as compared with $519,000 for 1994. Such revenue represented 26.7% and 17.7% of revenue for 1995 and 1994, respectively. A significant portion of revenue in 1995 represented the sale of hardware ($842,000) and software and related services ($524,000) pursuant to a purchase order from the State of Colorado for its Department of Human Services. Revenue from services related to turnkey systems and data center revenue accounted for $1.8 million and $1.7 million, or 24.1% and 23.6% of revenue, respectively, for 1995, as compared with $664,000 and $884,000, or 22.7% and 30.2% of revenue, respectively, for 1994. Maintenance revenue was $1.1 million and $500,000 in 1995 and 1994, respectively, representing 14.9% and 17% of revenue, respectively. Netsmart believes that the increase in installations at December 31, 1995 from the prior year should enable Netsmart to increase the maintenance revenue in future periods. Revenue from CarteSmart Systems increased to $631,000 in 1995, representing 8.6% of revenue, from $90,000 in 1994, representing 3.1% of revenue. The CarteSmart System revenue reflected revenue from IBN ($481,000), Virginia Commenwealth University ($118,000) and the San Diego pilot program ($31,000) in 1995 and the San Diego Prom ($90,000) in 1994. The overall increase in revenue reflects the inclusion of CarteSmart Systems revenue combined with the revenue from the Colorado agreement.

Both the increase in revenue and the change in revenue mix reflected increased revenue resulting from an enhanced marketing effort following the June 1994 acquisition of CSM. During the second half of 1994, Netsmart received significant purchase orders from the State of Colorado for its Department of Human Services and the State of Oklahoma. The Colorado order covered the purchase of Netsmart's health information system, including software, consulting services and hardware, at a total purchase price of approximately $1.2 million. Of the purchase price, approximately $700,000 represented the purchase price of the software and consulting services, and the balance represents the cost of the hardware. In July 1994, Netsmart received a purchase order from a state agency of the State of Oklahoma for a health information system which includes the graphical interface. The order called for the installation of the system in ten hospitals for a purchase price of approximately $430,000. Netsmart is continuing to market its health information systems to entitlement programs. It believes that the inclusion of the graphical and smart card functions, which were implemented during the second half of 1994 and the first half of 1995, will assist it in marketing its products to entitlement programs. It also believes that the successful pilot project for the smart card interface in San Diego provides the Company with an important tool in marketing this function to both new and existing clients. Netsmart is commencing a marketing effort for its CarteSmart System directed at the financial services industry and educational institutions. However, in the industries to which Netsmart is marketing its products, there is typically a long selling cycle, as a result of which Netsmart must continue to support its marketing effort for a significant period before any revenue is realized.

Gross profit increased to $2.0 million in 1995 from $601,000 in 1994, an increase of 352%, which reflected an increase in the gross margin to 23.9% in 1995 from 13.3% in 1994. The increase in gross profit resulted from both the improved gross margin and the inclusion of twelve months of CSM operations in 1995 and six months of such operations in 1994. The improved margin reflects the significant increase in CarteSmart revenue, on which Netsmart realized a higher margin than on its health information systems and services. However, the amortization of capitalized software costs of $419,000 during 1995 is reflected as a cost of revenue, which offset the higher margin for the CarteSmart System. During 1995, Netsmart changed its CarteSmart System from a DOS-based system to a Windows-based system. The capitalized costs related to the DOS-based system. As a result, at December 31, 1995, Netsmart wrote off the unamortized software development costs, which increased cost of sales. In addition, Netsmart expensed the development of the Windows-based system, which was charged to research and development. The gross profit for 1995 benefited from the gross margin for maintenance services. During 1995, the gross profit from maintenance services increased to $356,000 from $52,000 in 1994, reflecting an increase in the gross margin from such services to 32.4% for 1995 from 10.4% for 1994. The increase in margin resulted from increased services performed on a time and materials basis as well as a reduction in staff as Netsmart was able to perform the same services with a smaller staff.

Selling, general and administrative expenses were $2.5 million and $1.5 million for 1995 and 1994, respectively, representing a 66.0% increase. In 1994, selling, general and administrative expenses included approximately $236,000 of compensation expense arising out of the issuance of Consolidated common stock to former officers of CSM and the grant by SISC to such persons of options to purchase shares of the Netsmart's Common Stock which were owned by SISC. However, in 1995, selling, general and administrative expenses included a $200,000 increase in annualized expenses resulting from an increases in the marketing staff, a $100,000 increase in the level of compensation for Netsmart's and CSM's officers following the June 1994 acquisition of CSM, $150,000 in legal expenses, a portion of which related to the acquisition of CSM, and $313,000 of the amortization of customer lists resulting from the CSM acquisition. Commencing July 1, 1994, general and administrative expenses reflects the amortization of customer lists resulting from the CSM acquisition.

Research and development was $699,000 and $367,000 for 1995 and 1994, respectively, representing a 90.5% increase. The increase reflects research and development for smart card and related products and the graphical interface for Netsmart's health information systems.

During 1995, Netsmart incurred financing costs of $863,000, representing the write-off of deferred financing costs relating to a proposed initial public offering which had been scheduled for early 1995, but which had been canceled. No such expenses were incurred in 1994.

Interest Expense - The most significant component of the interest on an ongoing basis is the interest payable to Netsmart 's asset-based lender, on which it pays interest equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

As a result of the foregoing factors, Netsmart sustained losses of $2.9 million for 1995, as compared with a loss of $1.8 million for 1994. If certain additional compensation expenses were incurred during the year, the pro forma loss would have been $3.5 million, or $.73 per share.

In addition, at December 31, 1995 and 1994, the estimated profit included in cost and estimated profit in excess of interim billings and interim billings in excess of cost and estimated profit decreased substantially from approximately $1.4 million to approximately $500,000. This decrease reflected a reduction in the number of contracts that have billing schedules which differ from revenue recognition. As a result of a reduced number of such contracts at December 31, 1995, the estimated profits from such contracts declined.

Telecommunications:

Revenue for the year ended December 31, 1996 was $5.6 million, reflecting an increase of 52.6% from $3.3 million revenue in the year ended December 31, 1995. ARC's business has two segments -- telephone services and data cable installation services. The increase in revenue in 1996 reflected a change in ARC's business resulting from the increase in local telephone service, and the introduction during 1996 of telephone debit card service and, to a lesser extent, long-distance telephone service. The following table sets forth the revenue and percentage of revenue during 1996 and 1995 from its services.

                                                 Year ended December 31, 1996        Year ended December 31, 1995
                                              -------------------------------        ----------------------------
                                                   Revenue            Percent             Revenue         Percent

Telephone services                               $4,415,000            79.1%             $1,275,000        39.2%

Data cabling installation services               $1,167,000            20.9%             $1,978,000        60.8%

Cost of revenue for 1996 was $5.1 million, reflecting an increase of $2.5 million, or 97%, from the cost of revenue of $2.6 million in 1995. The increase in cost of revenue substantially exceeded the increase in revenue, resulting in a decrease in gross margin from 21.4% in 1995 to 9.1% in 1996. ARC's gross margin in 1996 reflects gross margin of 7.2% for telephone services and 16.3% for data cable installations services. The comparable gross margins in 1995 were 15.1% and 25.4%, respectively.

The ability of ARC to generate an adequate gross margin from telephone services is dependent upon the volume of service provided by ARC, which is in turn dependent upon both the prices at which ARC can obtain telephone service from the underlying carriers and the price at which ARC can sell the service to its customers. The cost of revenue for ARC's telephone service include the operational expenses associated with the operation of ARC's debit card platform in New York City which it uses for processing calls for users of its prepaid telephone debit cards and, to a lesser extent, calling card charges. The low profit margin for telephone services in 1996 reflected high costs incurred in connection with the introduction of ARC's telephone debit cards, including an insufficient call volume to cover the costs of the debit card platform, errors in pricing certain international calls and problems with telephone line security. The problems in line security reflected charges approximately $105,000 paid by ARC for telephone service which was either unauthorized or unaccounted for, which generated cost of revenue which did not generate revenue. In order for ARC to improve its gross margin for telephone services, ARC must generate sufficient telephone debit card revenue on a continuing basis to cover not only the cost of the service but the cost of the debit card platform. ARC believes that unless its monthly revenue from telephone debit cards is at least $300,000, it will not be able to generate a positive gross margin from telephone debit card operations.

ARC's profit margin on telephone services is subject to a variety of factors which affect both the cost of providing services and the prices at which such services can be sold. Reductions in local and domestic and international long-distance rates affect the rates that ARC can charge for calls through its service. Rate reductions by AT&T, MCI and Sprint and their announced plans to offer local telephone service, especially when directed at businesses and other major users of telephone service, would compel ARC to lower its rates in order to compete effectively, thereby reducing its margins. ARC's costs of service are affected by the cost of transmission and switching facilities and the cost of obtaining access to local telephone users.

The principal components of cost of revenue with respect to its data cable installation service is the cost of personnel. The decrease in data installation margins is due to competitive pricing pressures, which have driven down the margins from 1995 to 1996. ARC's cabling installation business remains under significant pricing pressures.

Selling, general and administrative expenses for 1996 were $1.4 million, an increase of 23% from $1.2 million in 1995. The increase in selling, general and administrative expenses reflected start-up expenses which were incurred as ARC opened offices in Chicago and South Florida in November 1996. Additional overhead was incurred in the New York office to manage its telephone business. During 1996, ARC did not generate significant revenue from either of such offices.

ARC incurred an operating loss of $929,000 for 1996, representing a 96.0% increase from the operating loss of $474,000 in 1995. The 1996 operating loss reflects an operating loss of $934,000 from telephone service and operating income of $5,000 from data cable installation services. The 1995 operating loss reflects operating losses of $266,000 and $208,000 from telephone services and data cable installation services, respectively. The 1996 operating loss from telephone service reflected the loss profit margin combined with high selling, general and administrative expenses relating to this segment of its business. During 1996, ARC devoted a significantly greater portion of its resources to the telephone services segment and as a result, a greater proportion of costs were allocated to that segment in 1996 as compared to 1995.

Interest expense increased by $98,000, or 142%, from $69,000 in 1995 to $167,000 in 1996. This increase reflected increased borrowings principally to finance the purchase of capital equipment and interest expense on funds advanced to ARC by SISC. In September 1996, ARC entered into a term-loan agreement with a non-affiliated asset-based lender, pursuant to which ARC may borrow up to $350,000 to purchase equipment. The loan is due in August 2000. ARC pays interest on such loan at prime plus 12%, which rate shall not be less than 20.8%. ARC also has a revolving credit facility with another non-affiliated asset-based lender . Under such agreement, ARC finances payments to its telephone carriers through loans secured by selected accounts receivable. ARC pays such lender interest at an interest rate of 2% in excess of prime. ARC also pays a fee of .30% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. The effective average interest rate during 1996 was 10.25%. In addition, accrued interest to Trans Global and SISC was $107,000 in 1996 and $69,000 in 1995. During 1995, ARC had no borrowings from non-affiliated parties and, accordingly, the interest expense for 1995 was solely the interest to Trans Global and SISC. ARC pays its international carriers on a bi-monthly basis and bills its customers monthly, with the result that ARC must finance more of its telephone costs than would be necessary if it was billed and billed its customers on a monthly basis.

As a result of the foregoing factors, ARC sustained a net loss of $1.1 million in 1996 as compared with a loss of $543,000 in 1995.

In connection with the issuance of interim notes in February 1997, ARC issued warrants to purchase an aggregate of 1,000,000 shares of Common Stock at $1.00 per share and 500,000 shares of Common Stock at $5.00 per share. As a result of the issuance of the warrants with an exercise price below the market value of the Common Stock, ARC anticipates that, for the first quarter of 1997, it will incur a non-cash charge in the amount of approximately $3.2 million.

Revenue for the year ended December 31, 1995 was $3.3 million, reflecting an increase of 43.4% from $2.3 million revenue in the year ended December 31, 1994. The increase in revenue reflected an increase in revenue from local telephone service of $1.3 million, offset by a decrease of $300,000 in revenue from data cable installation services. During 1994, ARC was principally engaged in data cable installation services.

Cost of revenue for 1995 was $2.6 million, reflecting an increase of $1.8 million, or 41.2%, from the cost of revenue of $1.8 million in 1994. The increase in cost of revenue was slightly less than the increase in revenue, resulting in an increase in gross margin from 20.1% in 1994 to 21.4% in 1995. The increase in gross margin reflected the addition of revenue from local telephone service.

Selling, general and administrative expenses for 1995 were $1.2 million, an increase of 108% from $600,000 in 1994. The increase in selling, general and administrative expenses reflected an increase in personnel and other expenses resulting from the expansion of local telephone service in 1994.

During 1994, ARC incurred nominal interest. Interest expense was $69,000 in 1995, reflecting borrowings from Trans Global and SISC.

As a result of the foregoing factors, ARC sustained a net loss of $543,000 as compared with a loss of $144,000 in 1994.

Three Dimensional Products and Services:

This segment is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which the segment categorizes in three primary market groups: 1) Surfacer imaging products, 2) Computer Aided Design ("CAD")/Computer Aided Manufacturing ("CAM") software products and services and 3) laser scanning products. Comparing 1996 to 1995, revenues and gross margins decreased $850,000 or 48% and $146,000 or 22%, respectively. The primary reason for such decreases is due to the closure of one of the companies operating in this segment which produced revenues and gross margins in 1995 of $453,000 and $69,000, respectively. Additionally, in July 1996, this segment significantly reduced its operations in Europe and sold certain assets resulting in a one time gain of approximately $450,000, which is included in other income. The decision to close such operations was based on the fact that such companies operations did not align with the planned future for this segment and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses from 1996 to 1995 decreased $1,363,000 of which $746,000 relates to the 1995 expense of the closed company. The remaining decrease is related to the reduction of the European operations. Included in 1996 expenses is a charge of $192,000 in noncash expense for the write-off of goodwill that could not be supported by the segment's current cash flows. The operations of 1994 resulted in revenues of $849,000, gross margins of $295,000 and selling general and administrative expense of $1,850,000 which is comparable to 1996 results with the same operating entities. On an overall basis, the net loss for 1996 was $1,472,000, a decrease of $813,000 from 1995 and a decrease of $319,000 from 1994. Management currently anticipates that revenues and operating profits will improve for this segment if the proper financing can be obtained which would allow this segment to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of this segment is significantly dependent on the success of such acquisition.

Audio Products Manufacturing

This segment consists of WWR Technology, Inc., ("WWR"), which is engaged in the business of manufacturing and marketing a professional line of loudspeakers. WWR was acquired effective March 31, 1995. As such, the operations reported herein reflect only the results from the date of acquisition through December 31, 1996 and the prior periods are not comparable. During 1996, this segment's revenues, gross profit and loss from operations were $5,582,000, $470,000 and $752,000, respectively. During 1996, approximately, 79% of revenues were generated from domestic customers, approximately 15% of sales were from customers in the Far East and approximately 6% of sales were from other foreign market customers. From the date of acquisition through December 31, 1995 revenues, gross margins and losses from operations were $2,150,000, $202,000 and $492,000, respectively. From the date of acquisition through December 31, 1995, approximately, 75% of revenues were generated from domestic customers, approximately 12% of sales were from customers in the Far East and approximately 13% of sales were from other foreign market customers.

During the period from the acquisition through December 31, 1995, costs of sales included $200,000 and excluding such write-off, the gross margin percentage was 19% and during 1996 was 14%. Since the acquisition of this segment, the gross margins have been less than that required to operate profitably. A significant cause of the low margins relates to idle plant capacity, an outdated production machine and a lack of funds to purchase the parts required to build product. During the fourth quarter of 1996, WWR replaced its existing debt with financing obtained from an asset based lender, that has allowed the segment to purchase product for production but not at a level that will allow the segment to significantly increase production. The fourth quarter financing was from an asset based lender which bears interest at 12%, plus a fee on advances of 1%. As of December 31, 1996, WWR has received net advances of $216,000 from the lender. Management is attempting to obtain financing to purchase a new production machine which would produce products significantly faster and additionally, reduce the need to purchase assembly parts from an outside source since the new production machine would be able to produce such parts on a timely basis. No assurance can be given that such financing will be obtained.

Selling, general and administrative expenses were $1,221,000 for 1996 and were $694,000 from the date of acquisition through December 31, 1995. This excess of expenses over gross profit is a reflection of the volume problem of this segment. In January management implemented a price increase of approximately 10% and management believes that this will not have a significant impact on sales volume due to high product quality and the name recognition of "KLIPSCH PROFESSIONAL" in the market place. Interest expense for 1996 was $150,000 and for the period from acquisition to December 31, 1995 was $67,000. The increase in annual interest expanse id due to the aforementioned asset based financing that was obtained in 1996.

Management believes that if this segment is able to find an appropriate financing package, it will be able to significantly increase its revenues and overall profitability during 1997. However, due to the uncertainties surrounding the ability of the segment to obtain adequate financing, management is unable to determine at this time whether the segment will ever be profitable.

Business Consulting Services:

During 1996, 1995 and 1994, revenues and gross margins of the business consulting operations were not significant which is consistent with management's decision to concentrate time and resources managing internal operations of the preexisting and newly acquired companies. Selling, general and administrative expenses were also not significant for 1996 and 1995 but amounted to $623,000 for 1994 which is a factor of the significant acquisition activity that occurred during 1994. During 1997, management anticipates that consulting revenues and related expenses will not be a significant portion of THE Company's operations.

Corporate and Other:

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses decreased by $3,336,000 when comparing 1996 to 1995 and remain level when comparing 1995 to 1994. In 1995 and 1994 selling, general and administrative expenses include noncash consulting fee expenses incurred upon the issuance of non employee directors and consultants stock options of $3,869,000 and $4,140,000, respectively, for 1995 and 1994. No such consulting fees were incurred at the holding company level during 1996. The remaining expenses, which consist primarily of executive and administrative salaries and benefits, accounting and legal and consulting fees, remained relatively level with the prior periods. During 1997, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Gain (Loss) from Security Sales:

During 1996, the Company realized a gain of $823,000 from sales of securities. During 1995, losses on investment activity were nominal. For 1994, the loss on sales of securities consisted primarily of the recognition of investments that were determined to have a permanent decline in market value and as such, the decline was recognized in that period. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Income Taxes

The Company's provision for income taxes were (4.6%), (1.5%) and (0.2%) of income before taxes for the years ended December 31, 1996, 1995 and 1994, respectively. The Company will have a net operating loss carryforward of approximately $53,891. The net operating loss carryforward expires beginning in 1997 through 2011. Investment tax credit and job tax credit carryforwards of approximately $105 are available to reduce future income taxes. These credits expire beginning in various years through 1999. These credits have been reduced to reflect changes made by the "Tax Reform Act of 1986". See Note 12 To the Financial Statements.

Minority Interest in Loss of Subsidiaries

For 1996, 1995 and 1994, the minority interest in loss of subsidiaries was $3,098,000 and $3,724,000, and $132,000, respectively. Changes to the minority interest in the gain and loss of subsidiaries, other than those changes related to the inherent differences in the net income and loss of subsidiaries from period to period, resulted from the minority issuance of stock options and stock purchase warrants and the initial public offering in the medical information services segment, the issuance of minority owned stock in the contract engineering services segment and the sale of 10% of the equity position of the Company's investments in subsidiaries to the Company's CEO.

Impact of Inflation:

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant
Set forth below is information concerning the executive officers of the registrant.

Name                  Age      Position
----                  ---      --------
Lewis S. Schiller      67      Chairman of the Board, President,
                               and Chief Executive Officer
George W. Mahoney      37      Chief Financial Officer
Norman J. Hoskin       63      Director
Grazyna B. Wnuk        34      Secretary

Mr. Schiller is chairman of the board and chief executive officer and a director of Consolidated and SISC and is chief executive officer and/or chairman of Consolidated's operating subsidiaries. Mr. Schiller has held such positions for more than the past five years.

Mr. Mahoney has been chief financial officer of Registrant since October 1994. From December 1991 until September 1994, Mr. Mahoney was chief financial officer of IMI and IMI's affiliated entities. Consolidated acquired the assets of IMI and certain of its affiliated entities during 1994.

Mr. Norman J. Hoskin has been a director of the Company since September 1992. He is chairman of Atlantic Capital Group, a financial advisory services company, a position he has held for more than the past five years. He is also chairman of the board and a director of Tapistron International, Inc., a high tech manufacturer of carpeting, and is a director of Trans Global Services, Inc., a subsidiary of the Company. Mr. Hoskin is also a director of Aqua Care Systems, Inc., a water media filtration and remediation company, and Spintek Gaming, Inc., a manufacturer of gaming equipment.

Ms. Wnuk has been the secretary of the registrant since 1991.

Officers are elected by, and serve at the pleasure of, the board of directors. Pursuant to an employment agreement dated October 1, 1994 and superseded by an agreement dated May 1996, the Company has agreed to employ Mr. Schiller as its chief executive during the term of the agreement, which continues until December 31, 2000. Pursuant to an employment agreement dated October 1, 1994, which was amended on March 21, 1995 and again on April 11, 1997, the Company has agreed to employ Mr. Mahoney as its chief financial officer during the term of the agreement, which continues until December 31, 2007.

Item 11.  Executive Compensation
Set forth below is information concerning the Registrant's chief executive officer and chief financial officer of the Registrant who are the only executive officers of the Registrant who received or accrued compensation from the Registrant and its subsidiaries in excess of $100,000 (on an annualized basis) during the years ended December 31, 1996, 1995 and 1994.

                                                     Annual
                                                  Compensation                   Awards             Payouts
                                                  ------------                   ------             -------
                                                          Bonus and                Securities
                                                            Other     Restricted   Underlying
                                                           Compen-       Stock      Options/            LTIP
Summary Compensation Table                     Salary       sation      Awards      SARS (#)           Payout
                                               ------       ------      ------      --------           ------
Year Ended December 31, 1996:
   Lewis S. Schiller, CEO (1)                 $286,000          --          --            --               --
                                              ========
   George W. Mahoney, CFO (2)                 $189,000    $200,000          --            --               --
                                               =======     =======

Year Ended December 31, 1995:
   Lewis S. Schiller, CEO (1)                 $250,000          --          --            --               --
                                               =======
   George W. Mahoney, CFO (2)                 $177,000     $36,000          --            --               --
                                               =======      ======

Year Ended December 31, 1994:
   Lewis S. Schiller, CEO (1)                 $199,000                      --            -- (3)           --
                                               =======
   George W. Mahoney, CFO (2)                  $50,000                      --            -- (4)           --
                                                ======

(1) - The annual salary payable by the Company to Mr. Schiller pursuant to his employment agreement with Consolidated was $250,000, subject to a cost of living increase, prior to September 1, 1996. Effective September 1, 1996, Mr. Schiller's annual salary from Consolidated was increased to $500,000. In addition, Mr. Schiller receives incentive compensation from Consolidated based on the results of Consolidated's operations and has a right to purchase 10% of Consolidated's or SISC's equity interest in each of their operating subsidiaries and investments for 110% of Consolidated's or SISC's cost.

(2) - Mr. George W. Mahoney, chief financial officer of the Company, has an employment agreement with Consolidated for a term commencing October 1, 1994 and ending December 31, 2007. Mr. Mahoney's annual salary increases to $189,000 for the current contract year, which ends on December 31, 1997 and increases annually thereafter until the twelfth year for which his annual salary is $353,000. The agreement also provides for two bonuses to Mr. Mahoney. One bonus is equal to the greater of 2.5% of Consolidated's net pre-tax profits or 2.5% of Consolidated's net cash flow, and the other is equal to the greater of 2.5% of IMI's net pre-tax profits or 2.5% of IMI's net cash flow. In addition, the Company paid Mr. Mahoney bonuses of $100,000 and $40,000 in 1996 for services relating to certain of the Company's loans from DVI pursuant to amendments to his employment agreement. Mr. Mahoney also receives a $6,000 allowance for an automobile which may be used for personal as well as business purposes and life insurance of $1,000,000 on which he may designate the beneficiary.

(3) - Pursuant to a stock purchase plan dated December 15, 1994, Mr. Schiller received the right to purchase 2,500,000 unregistered shares at the fair market value on that date ($.50 per share). Mr. Schiller did not exercise his right to purchase such shares and such rights expired in July 1995.

(4) - Pursuant to a stock purchase plan dated December 15, 1994, Mr. Mahoney received the right to purchase 750,000 unregistered shares at the fair market value on that date ($.50 per share). Mr. Mahoney did not exercise his right to purchase such shares and such rights have expired in July 1995.

No other officers or directors have employment agreements with the Registrant.

No officers or directors hold options to purchase any of the Registrant's common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person or group known to the Registrant owns 5% or more of any of the Registrant's voting securities as of April 9, 1997. However, the chief executive officer and a director own shares of the Company's Series A preferred stock which is convertible into common .stock. The following table sets forth, as of April 9, 1997, the number and percentage of outstanding Series A Preferred Stock owned by directors and officers of the Registrant and all directors and officers as a group:

                                         Amount and Nature of        Percent of
Name and Address(1)                      Beneficial Ownership(2)    Common Stock
-------------------                      -----------------------    ------------
Lewis S. Schiller                                4,480                    20%
Norman J. Hoskin                                 1,280                     5%
All officers and directors as a group
  (two individuals owning stock)                 5,760                    25%

The above preferred shares are convertible into a total of 750,000 shares of common stock which represents 2% of the total outstanding common stock of the Company.

[1] - The address of each person is c/o Consolidated Technology Group Ltd., 160 Broadway, New York, NY 10038.

[2] - Each person named has the sole voting and sole investment power and has direct beneficial ownership of the shares.

Item 13.  Certain relationships and Related Transactions

Loan Receivable from an Officer of a Subsidiary:

During the year ended December 31, 1996, the Medical Diagnostics segment subsidiary loaned the chief executive officer of such subsidiary $300,000 with interest accruing at 5.5% and maturing December 31, 1998. Total principal and interest amounted to $308,000 as of December 31, 1996. During the year ended December 31, 1995, the Contract Engineering Services segment subsidiary loaned $45,000 to the chief executive officer of such subsidiary. The loan has no fixed due dates or terms.

Loan Receivable from Sale of Common Stock Investments to an Officer:

During 1996 and 1995, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the book value of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company with interest at prevailing rates and maturing five years from the date of the purchase. Total amounts outstanding under such receivable was $356,000 and $72,000, respectively at December 31, 1996 and 1995. Gains realized by the Company on the sale of these investments to the CEO approximated $22,000 and $7,000, respectively, for the years ended December 31, 1996 and 1995.

Reverse Acquisition of Lafayette Industries, Inc.:

On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC. The amounts due SISC from SESH and its subsidiaries as of December 20, 1996, as well as any future advances made by SISC to SESH or its subsidiaries, are collateralized by a pledge of all of the stock of SESH's subsidiaries and the 1,060,000 shares of TGS stock that is held by SISC for the benefit of SESH. Pro forma information on this transaction is not presented as, at the date of this transaction, the Lafayette was considered a public shell and, accordingly, the transaction was not considered a business combination. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
     F-1           Report of Moore Stephens, P.C. Independent Certified
                    Accountants
     F-2 & F-3     Consolidated Balance Sheets as of December 31, 1996 and 1995
     F-4           Consolidated Statements of Operations for the Years Ended
                    December 31, 1996, 1995 and 1994
     F-5 - F-7     Consolidated Statements of Shareholders' Equity for the
                    Years Ended December 31, 1996, 1995 and 1994
     F-8 - F-10    Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994
     F-11          Notes to Consolidated Financial Statements

2. Financial Statement Schedules
     None

3. Reports on Form 8-K
     On December 20, 1996, the Company filed an 8-K regarding the acquisition of Lafayette Industries, Inc.

4. Exhibits
     3.1      Certificate of Incorporation(1)
     3.2      By-laws(1)
     10.1 Agreements relating to the acquisition and financing of International Magnetic Imaging, Inc. and its affiliated companies.(2)
     10.2 Plan and agreement of reorganization dated as of April 13, 1994 by and among the Registrant, CSM Acquisition Corp., Carte medical Corporation, Creative Socio-Medics Corp. and Advanced Computer Techniques, Inc., as amended.(3)
     10.3 Employment agreement dated March 21, 1995, between the Registrant and George W. Mahoney.(6)
     10.4 Employment agreement dated October 1, 1994, between the Registrant and Lewis S. Schiller.(6)
     10.5 Agreement dated as of March 31, 1995 among SIS Capital Corp., DLB, Inc., Joseph G. Sicinski and Concept Technologies Group, Inc., including exhibits and disclosure letters.(5)

     10.6 Agreement dated December 20, 1996 relating to the acquisition of Lafayette Industries, Inc.(8)
     10.7 Employment agreement dated April 11, 1997, between the Registrant and George W. Mahoney.
     11.1     Calculation of earnings per share
     21.1     List of Subsidiaries of Registrant.
     27       Financial Data Schedule.(7)
-------

(1) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.
(2) Included as exhibits to the Registrant's report on Form 8-K, as amended, dated July 19, 1994, and incorporated herein by reference.
(3) Included as exhibits to the Registrant's report on Form 8-K, as amended, dated June 16, 1994, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(5) Filed as exhibit to the Company's report on Form 8-K, dated April 19, 1995, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's annual report on Form 10-K for the five month transition period from August 1, 1994 to December 31, 1994.
(7)  Filed only to the SEC in electronic format.
(8) Included as exhibits to the Registrant's report on Form 8-K dated December 20, 1996, and incorporated herein by reference.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED TECHNOLOGY GROUP, LTD.

                  Date:  April 14, 1997     /S/_____________________
                                            Lewis S. Schiller
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date
---------                -----                              ----
/S/                      President and Director             April 14, 1997
Lewis S. Schiller        (Principal Executive
                         Officer)

/S/                      Chief Financial Officer            April 14, 1997
George W. Mahoney        (Principal Financial and
                         Accounting Officer)

/S/                      Director                           April 14, 1997
Norman J. Hoskin

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Consolidated Technology Group Ltd,
New York, New York


         We have audited the accompanying consolidated balance sheets of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and as discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations has certain debt in default; and has an accumulated deficit at December 31, 1996 of approximately $50,000,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MOORE STEPHENS, P.C.
Certified Public Accountants,

Cranford, New Jersey
April 10, 1997

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  December 31,         December 31,
                                                                      1996                 1995
                                                                      ----                 ----
Assets:
 Current assets:
  Cash and cash equivalents                                       $ 3,866,000          $ 1,636,000
  Receivables, net of allowances                                   21,134,000           19,216,000
  Inventories                                                       3,138,000            3,701,000
  Loans receivable                                                    318,000              397,000
  Prepaid expenses and other current assets                           643,000              436,000
  Excess of accumulated costs over related billings                   937,000            1,002,000
  Investments in common stock                                              --               20,000
                                                                   ----------           ----------
    Total current assets                                           30,036,000           26,408,000
                                                                   ----------           ----------

 Property, plant and equipment, net                                14,421,000           11,034,000
                                                                   ----------           ----------

 Other assets:
  Capitalized software development costs                              251,000              118,000
  Goodwill, net                                                    10,553,000           11,881,000
  Covenants not to compete, net                                       886,000            2,168,000
  Customer lists, net                                              10,775,000           11,684,000
  Deferred offering costs                                             589,000                   --
  Loans receivable, long-term                                         448,000              219,000
  Receivables, related parties                                      1,381,000              544,000
  Trademark, net                                                      368,000              383,000
  Investments in common stock                                         241,000              404,000
  Other assets                                                      1,865,000            1,469,000
                                                                    ---------            ---------
    Total Other Assets                                             27,357,000           28,870,000
                                                                   ----------           ----------

      Total Assets                                                $71,814,000          $66,312,000
                                                                  ===========          ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  December 31,         December 31,
                                                                      1996                 1995
                                                                      ----                 ----
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses                           $12,387,000          $11,095,000
  Accrued payroll and related expenses                              2,731,000            2,332,000
  Accrued interest                                                    170,000              284,000
  Income taxes payable                                                738,000              269,000
  Interim billings in excess of costs and estimated profits         1,444,000            1,701,000
  Notes payable, related parties                                      985,000              290,000
  Current portion of long-term debt                                 9,641,000            9,080,000
  Current portion of subordinated debt                              7,193,000           13,354,000
  Convertible debentures                                              700,000                   --
  Current portion of capitalized lease obligations                  1,476,000            1,362,000
                                                                    ---------            ---------
    Total current liabilities                                      37,465,000           39,767,000
                                                                   ----------           ----------

 Long-term liabilities:
  Deferred interest                                                   568,000                   --
  Long-term debt                                                   16,467,000            6,210,000
  Capitalized lease obligations                                     2,981,000            2,198,000
  Subordinated debt                                                   312,000            5,003,000
                                                                      -------            ---------
    Total long-term liabilities                                    20,328,000           13,411,000
                                                                   ----------           ----------

Minority interest                                                  12,617,000            2,087,000
                                                                   ----------            ---------

Shareholders' equity:
 Preferred stock                                                      26,000               70,000
 Additional paid-in-capital, preferred stock                          92,000              266,000
 Common stock (50,000,000 shares authorized, 45,795,828 and
  26,655,071 shares issued and outstanding as of December 31,
  1996 and 1995, respectively)                                       458,000              267,000
 Additional paid-in-capital, common stock                         50,944,000           51,020,000
 Accumulated deficit                                             (50,218,000)         (40,648,000)
 Unrealized gain (loss) on exchange translation                       86,000              (17,000)
 Net unrealized gain on long-term investments in common stock         16,000               89,000
                                                                      ------               ------
   Total shareholders' equity                                      1,404,000           11,047,000
                                                                   ---------           ----------

     Total Liabilities and Shareholders' Equity                  $71,814,000          $66,312,000
                                                                 ===========          ===========

                 See notes to consolidated financial statements

              Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                        1996                 1995                 1994
                                                        ----                 ----                 ----
Revenues                                            $114,924,000         $110,097,000          $41,578,000

Direct Costs                                          92,760,000           89,174,000           35,427,000
                                                      ----------           ----------           ----------
Gross Profit                                          22,164,000           20,923,000            6,151,000

Selling, General and Administrative                   31,502,000           32,035,000           16,615,000
                                                      ----------           ----------           ----------
Loss from Operations                                  (9,338,000)         (11,112,000)         (10,464,000)
                                                      -----------         ------------         ------------
Other Income (Expense):
 Interest expense                                     (4,546,000)          (4,084,000)          (1,220,000)
 Other income, net                                       954,000              373,000              447,000
 Gain (loss) from security sales                         823,000              (35,000)            (299,000)
                                                         -------              --------            ---------
  Total other expense, net                            (2,769,000)          (3,746,000)          (1,072,000)
                                                      -----------          -----------          -----------

Loss Before Income Taxes and Minority Interest       (12,107,000)         (14,858,000)         (11,536,000)

Income Taxes                                            (561,000)            (226,000)             (24,000)

Minority Interest in Loss of Subsidiaries              3,098,000            3,724,000              132,000
                                                       ---------            ---------              -------

Net Loss                                             ($9,570,000)        ($11,360,000)        ($11,428,000)
                                                     ============        =============        =============

Net loss per common share                                 ($0.23)              ($0.51)              ($0.80)
                                                          =======              =======              =======

Weighted average number of common shares              41,639,293           22,423,035           14,205,789
                                                      ==========           ==========           ==========

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                                                                               Stock Issued          Equity
                                          Balance                                Stock           in Lieu           Recapitali-
                                            at              Conversion          Issued         of Cash for         zation from
                                        December 31,        of Series A           for            Services            Reverse
                                            1995             Preferred         Offerings         Rendered          Acquisition
                                            ----             ---------         ---------         --------          -----------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    66,596           (43,705)                 --              --                   --
   Amounts                              $    67,000       ($   44,000)                 --              --                   --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --                  --              --                   --
   Amounts                              $     1,000                --                  --              --                   --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --                  --              --                   --
   Amounts                              $     2,000                --                  --              --                   --
                                        -----------       ------------        -----------      ----------           ----------
Total Preferred stock, par              $    70,000       ($   44,000)                 --              --                   --
Additional paid-in capital
 preferred stock                        $   266,000       ($  174,000)                 --              --                   --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                26,655,071         5,690,757          13,250,000         200,000                   --
   Amounts                              $   267,000        $   57,000         $   132,000      $    2,000                   --
Additional paid-in capital,
 common stock                           $51,020,000        $  161,000         $   780,000      $   43,000          ($1,060,000)
Accumulated deficit                    ($40,648,000)               --                  --              --                   --
Unrealized exchange translation        ($    17,000)               --                  --              --                   --
Net unrealized gain on long-term
 investments in common stock            $    89,000                --                  --              --                   --
                                        -----------        ----------         -----------      ----------          ------------
  Total shareholders' equity            $11,047,000       ($        0)        $   912,000      $   45,000          ($1,060,000)
                                        ===========       ============        ===========      ==========          ============

                                                                                                                   (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                                               Unrealized                Net                   Balance
                                                                 Gain on              Unrealized                 at
                                              Net               Exchange              Investment            December 31,
                                              Loss             Translation          Security Gains              1996
                                              ----             -----------          --------------              ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                         --                    --                      --               22,891
   Amounts                                        --                    --                      --          $    23,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                         --                    --                      --                  262
   Amounts                                        --                    --                      --          $     1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                         --                    --                      --                 2,700
   Amounts                                        --                    --                      --          $      2,000
                                         -----------             ---------               ---------          ------------
Total Preferred stock, par                        --                    --                      --          $     26,000
Additional paid-in capital
 preferred stock                                  --                    --                      --          $     92,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                         --                    --                      --            45,795,828
   Amounts                                        --                    --                      --          $    458,000
Additional paid-in capital,
 common stock                                     --                    --                      --          $ 50,944,000
Accumulated deficit                      ($9,570,000)                   --                      --         ($ 50,218,000)
Unrealized exchange translation                   --             $ 103,000                      --          $     86,000
Net unrealized gain on long-term
 investments in common stock                      --                    --               ($ 73,000)         $     16,000
                                         -----------             ---------               ----------         ------------
  Total shareholders' equity             ($9,570,000)            $ 103,000               ($ 73,000)         $  1,404,000
                                         ===========             =========               ==========         ============

                                                                                                            (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1995

                                                                                               Stock Issued
                                          Balance                                Stock           in Lieu           Stock Issued
                                            at              Conversion          Issued         of Cash for            for the
                                        December 31,        of Series A           for            Services           Exercise of
                                            1994             Preferred         Offerings         Rendered          Stock Options
                                            ----             ---------         ---------         --------          -------------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    77,713           (11,117)                 --              --                   --
   Amounts                              $    78,000       ($   11,000)                 --              --                   --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --                  --              --                   --
   Amounts                              $     1,000                --                  --              --                   --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --                  --              --                   --
   Amounts                              $     2,000                --                  --              --                   --
                                        -----------       ------------        -----------      ----------           ----------
Total Preferred stock, par              $    81,000       ($   11,000)                 --              --                   --
Additional paid-in capital
 preferred stock                        $   310,000       ($   44,000)                 --              --                   --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                17,577,260         1,447,807           1,000,000         130,004            6,500,000
   Amounts                              $   176,000        $   15,000         $    10,000      $    1,000               65,000
Additional paid-in capital,
 common stock                           $45,597,000        $   42,000         $   240,000      $  113,000          ($5,028,000)
Accumulated deficit                    ($29,288,000)               --                  --              --                   --
Unrealized exchange translation        ($    33,000)               --                  --              --                   --
Net unrealized gain on long-term
 investments in common stock           ($   139,000)               --                  --              --                   --
                                        -----------        ----------         -----------      ----------          ------------
  Total shareholders' equity            $16,704,000        $    2,000         $   250,000      $  114,000          ($5,093,000)
                                        ===========        ==========         ===========      ==========          ============

                                                                                                                   (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1995

                                                                                         Net
                                                               Unrealized             Unrealized             Balance
                                                                 Gain on              Investment                at
                                              Net               Exchange               Security            December 31,
                                              Loss             Translation           Gain (Loss)               1995
                                              ----             -----------           -----------               ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                       --                    --                      --               66,596
   Amounts                                      --                    --                      --          $    67,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       --                    --                      --                  262
   Amounts                                      --                    --                      --          $     1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                       --                    --                      --                 2,700
   Amounts                                      --                    --                      --          $      2,000
                                       -----------             ---------               ---------          ------------
Total Preferred stock, par                      --                    --                      --          $     70,000
Additional paid-in capital
 preferred stock                                --                    --                      --          $    266,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                       --                    --                      --            26,655,071
   Amounts                                      --                    --                      --          $    267,000
Additional paid-in capital,
 common stock                                   --                    --                      --          $ 51,020,000
Accumulated deficit                   ($11,360,000)                   --                      --         ($ 40,648,000)
Unrealized exchange translation                 --             $  16,000                      --         ($     17,000)
Net unrealized gain on long-term
 investments in common stock                    --                    --               $ 228,000          $     89,000
                                      -------------             ---------               --------          ------------
  Total shareholders' equity          ($11,360,000)            $  16,000               $ 228,000          $ 11,047,000
                                      =============             =========               ========          ============

                                                                                                          (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1994

                                                                                               Stock Issued
                                          Balance            Stock              Stock             in Lieu          Stock Issued
                                            at               Issued             Issued          of Cash for           for the
                                        December 31,           for                for            Services           Exercise of
                                            1993            Acquisitions       Offerings         Rendered          Stock Options
                                            ----            ------------       ---------         --------          -------------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    77,713                --                  --              --                   --
   Amounts                              $    78,000                --                  --              --                   --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --                  --              --                   --
   Amounts                              $     1,000                --                  --              --                   --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --                  --              --                   --
   Amounts                              $     2,000                --                  --              --                   --
                                        -----------       -----------         -----------      ----------           ----------
Total Preferred stock, par              $    81,000                --                  --              --                   --
Additional paid-in capital
 preferred stock                        $   310,000                --                  --              --                   --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                 5,074,260         5,803,000           3,500,000         200,000            3,000,000
   Amounts                              $    51,000        $   58,000         $    35,000      $    2,000               30,000
Additional paid-in capital,
 common stock                           $23,384,000        $6,679,000         $ 8,330,000      $   94,000           $7,110,000
Accumulated deficit                    ($17,860,000)               --                  --              --                   --
Unrealized exchange translation                  --                --                  --              --                   --
Net unrealized gain on long-term
 investments in common stock           ($   269,000)               --                  --              --                   --
                                        -----------        ----------         -----------      ----------           ----------
  Total shareholders' equity            $ 5,697,000        $6,737,000         $ 8,365,000      $   96,000           $7,140,000
                                        ===========        ==========         ===========      ==========           ==========

                                                                                                                   (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1994

                                                                                         Net
                                                               Unrealized             Unrealized             Balance
                                                                 Gain on              Investment                at
                                              Net               Exchange               Security            December 31,
                                              Loss             Translation           Gain (Loss)               1994
                                              ----             -----------           -----------               ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                       --                    --                      --               77,713
   Amounts                                      --                    --                      --          $    78,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       --                    --                      --                  262
   Amounts                                      --                    --                      --          $     1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                       --                    --                      --                 2,700
   Amounts                                      --                    --                      --          $      2,000
                                       -----------             ---------               ---------          ------------
Total Preferred stock, par                      --                    --                      --          $     81,000
Additional paid-in capital
 preferred stock                                --                    --                      --          $    310,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                       --                    --                      --            17,577,260
   Amounts                                      --                    --                      --          $    176,000
Additional paid-in capital,
 common stock                                   --                    --                      --          $ 45,597,260
Accumulated deficit                   ($11,428,000)                   --                      --         ($ 29,288,000)
Unrealized exchange translation                 --            ($  33,000)                     --         ($     33,000)
Net unrealized gain on long-term
 investments in common stock                    --                    --               $ 130,000         ($    139,000)
                                      -------------           -----------              ---------         --------------
  Total shareholders' equity          ($11,428,000)           ($  33,000)              $ 130,000          $ 16,704,000
                                      =============           ===========              =========          ============

                                                                                                          (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                               1996                 1995                 1994
                                                                               ----                 ----                 ----
Cash Flows from Operating Activities:
 Net loss                                                                   ($9,570,000)        ($11,360,000)        ($11,428,000)
                                                                            ------------        -------------        -------------
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                              6,967,000            7,602,000            2,187,000
   Impaired asset write-offs                                                    701,000                   --              338,000
   Minority interest in net loss of consolidated subsidiaries                (3,098,000)          (3,724,000)            (132,000)
   Bad debt expense                                                           2,588,000            1,223,000               83,000
   Loss from equity method investments                                          264,000                   --                   --
   Noncash expenses paid with the issuance of stock                              45,000              114,000               97,000
   Noncash expenses paid with the issuance of subsidiaries stock              1,827,000               11,000                   --
   Noncash expense from issuance of options                                          --            3,869,000            4,140,000
   Noncash expense from subsidiaries issuance of options                      3,722,000            2,214,000                   --
   Write-down of fixed assets to fair value                                          --                   --              225,000
   Write-off of loans receivable                                                     --                   --              279,000
   (Gain) loss from security sales                                             (823,000)              35,000              299,000
   Loss on disposal of fixed assets                                             167,000               60,000                   --
   Deferred interest                                                            568,000                   --                   --
  Change in assets and liabilities:
   (Increase) decrease in assets:
   Receivables                                                               (4,511,000)          (3,301,000)          (1,900,000)
   Inventories                                                                  562,000              577,000              789,000
   Prepaid expenses and other current assets                                   (184,000)             (10,000)             559,000
   Excess of accumulated costs over related billings                             65,000           (1,002,000)                  --
  Increase (decrease) in liabilities:
   Accounts payable and accrued  expenses                                        90,000            3,667,000            2,263,000
   Accrued payroll taxes and related expenses                                   399,000              558,000             (968,000)
   Accrued interest                                                            (114,000)             171,000             (532,000)
   Income taxes payable                                                         469,000              249,000               (7,000)
   Interim billings in excess of costs and estimated profits                   (256,000)           1,046,000              (89,000)
                                                                              ----------           ---------              --------
     Total adjustments                                                        9,448,000           13,359,000            7,631,000
                                                                              ---------           ----------            ---------
       Net cash provided by (used in) operating activities                     (122,000)           1,999,000           (3,797,000)
                                                                               ---------           ---------           -----------

                                                                                                                       (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                               1996                 1995                 1994
                                                                               ----                 ----                 ----
Cash Flows from Investing Activities:
 Increase in other assets                                                      (292,000)            (463,000)            (532,000)
 Capital expenditures                                                        (4,920,000)            (684,000)          (2,150,000)
 Proceeds from disposal of fixed assets                                              --              220,000                   --
 Capitalized software development costs                                        (279,000)             (20,000)            (337,000)
 Investments in securities                                                     (385,000)              (7,000)            (392,000)
 Proceeds from sale of securities                                             1,244,000              530,000               45,000
 Acquisition of a subsidiary                                                         --             (983,000)          (8,358,000)
 Cash of company acquired                                                     1,020,000              504,000            2,422,000
 Cash of company sold                                                                --                   --               (6,000)
 Payments for loans made                                                     (3,523,000)          (3,022,000)          (1,493,000)
 Collections for repayment of loans made                                      3,449,000            3,223,000              106,000
                                                                              ---------            ---------              -------
          Net cash used in investing activities                              (3,686,000)            (702,000)         (10,695,000)
                                                                             -----------            ---------         ------------

Cash Flows from Financing Activities:
 Deferred offering costs                                                       (589,000)            (129,000)            (331,000)
 Net advances from asset based lender                                           165,000              366,000              550,000
 Proceeds from issuance of notes payable                                     19,468,000            1,297,000            7,169,000
 Repayment of notes payable                                                  (9,267,000)          (6,909,000)          (2,452,000)
 Repayment of subordinated debt                                             (10,852,000)                  --                   --
 Payments on capital lease obligations                                       (1,565,000)          (1,194,000)            (165,000)
 Issuance of common stock                                                       912,000              250,000            8,162,000
 Subsidiaries issuance of common stock                                        7,510,000            2,990,000                   --
 Costs of subsidiaries stock issuance                                        (1,369,000)                  --                   --
 Issuance of stock options                                                           --            1,225,000            3,000,000
 Subsidiaries issuance of stock options                                       1,625,000              716,000                   --
                                                                              ---------              -------            ---------
          Net cash provided by (used in) financing activities                 6,038,000           (1,388,000)          15,933,000
                                                                              ---------           -----------          ----------

Net Increase (Decrease) in Cash and Cash Equivalents                          2,230,000              (91,000)           1,441,000

Cash and Cash Equivalents at Beginning of Period                              1,636,000            1,727,000              286,000
                                                                              ---------            ---------              -------

Cash and Cash Equivalents at End of Period                                   $3,866,000           $1,636,000           $1,727,000
                                                                             ==========           ==========           ==========


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:

  Interest                                                                   $4,092,000           $3,912,000           $1,062,000
                                                                             ==========           ==========           ==========
  Income taxes                                                                  $93,000              $23,000                   --
                                                                                =======              =======
                                                                                                                       (concluded)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

Supplemental Disclosures of Noncash Investing and Financing Activities:
 During the year ended December 31, 1996:
  (1) A subsidiary of the Company issued stock options and warrants to purchase stock and in connection therewith recorded a noncash expense of $3,492,000 which is the amount that the fair market value of the stock exceeded the exercise price.
  (2) Two subsidiaries of the Company issued common stock with a value of $1,827,000 in lieu of cash payment for services rendered and in connection therewith recorded a noncash expense for the value of the stock issued.
  (3) Pursuant to the terms of his employment agreement, an officer and director of the Company exercised his option to purchase ten percent of the equity holdings of the Company. In connection therewith the Company recorded a receivable of $300,000, the amount of the exercise price.
  (4) Purchased equipment under capital lease obligations with a net present value of $2,363,000.
  (5) Pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger, the subsidiary recorded an excess of liabilities over assets of $1,061,000 resulting in a decrease in additional paid-in capital.

 During the year ended December 31, 1995, the Company:
  (1) Acquired equipment under capital lease obligations with a net present value of $817,000.
  (2) Recived common stock in lieu of cash payments for notes and accrued interest receivable with a book value of $217,000.
  (3) Pursuant to an acquisition of another entity by one of the Company's subsidiaries, in a transaction accounted for as a reverse merger:
      a) Reduced the Company's equity ownership in such subsidiary which resulted in an increase in minority interest of $5,811,000.
      b) Acquired net assets with a book value of $983,000.
  (4) Issued stock options and received exercise proceeds of $1,225,000 and incurred noncash expenses of $3,869,000.
  (5) Issued common stock with a value of $114,000 in lieu of cash payment for services rendered.

 During the year ended December 31, 1994, the Company:
  (1) Purchased equipment in the amount of $186,000 and assumed capital lease obligatons for $137,000 and notes payable for $49,000.
  (2) Acquired capitalized software costs in the amount of $150,000 and and assumed notes payable for the full amount.
  (3) Acquired equipment in the amount of $35,000 and assumed notes payable for the full amount.
  (4) Acquired a covenant not-to-compete in the amount of $800,000 and assumed notes payable for the full amount.
  (5) Acquired Creative Socio-Medics and in connection therewith assumed long-term debt approximating $530,000.
  (6) Acquired International Magnetic Imaging and in connection therewith assumed subordianted notes approximating $19,800,000, long-term debt approximating $12,000,000 and capital lease obligations approximating $3,700,000.
  (7) Acquired Job Shop Technical Services and Computer Engineering Services and in connection therewith assumed subordinated debt approximating $1,500,000 and long-term debt approximating $2,600,000 and issued stock with a discounted value of $900,000.
  (8) Incurred $4,140,000 in noncash expense from the issuance and exercise of 3,000,000 options.

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies

Nature of Operations - Consolidated Technology Group, Ltd., (the "Company", "Consolidated" or the "Registrant") is a publicly held holding company which has controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp., ("SISC")), in its consolidated subsidiaries operating in eight primary business segments throughout the United States:

(i) Contract Engineering Services consists of Trans Global Services, Inc., ("TGS"), and its subsidiaries, Avionics-Research Holdings, ("Avionics"), and Resource Management International, Inc., ("RMI"), which provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations

(ii) Medical Diagnostics consists of a International Magnetic Imaging, Inc., ("IMI") which performs magnetic resonance imaging and other medical diagnostic services

(iii) Electro-Mechanical and Electro-Optical Products Manufacturing consists of Sequential Electronic Systems, Inc., ("SES"), S-Tech, Inc., ("S-Tech"), Televend, Inc., ("Televend"), and FMX, Corp., (FMX") which are all subsidiaries of SES Holdings Inc., ("SESH") which is a wholly owned subsidiary of Lafayette Industries, Inc., which are companies that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products

(iv) Medical Information Services consists of Netsmart Technologies, Inc., ("Netsmart") and its subsidiary, Creative Socio-Medics, Corp., ("CSM") which are companies that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program

(v) Telecommunications consists of a ARC Networks, Inc., ("ARC") which, among other things, installs telephonic network systems and buys and resells local telephone service

(vi) Three Dimensional Products and Services consists of 3D Holdings International, Inc., (3D"), and its subsidiaries, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI"), and Vero International, Inc., ("Vero"), which are companies that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering

(vii) Audio Products Manufacturing consists of WWR Technology, Inc., ("WWR"), a subsidiary of SESH which manufactures and sells a professional line of loudspeakers

(viii) Business Consulting Services consists of The Trinity Group, Inc., ("Trinity") which provides a variety of financial and business related services.

Corporate and Other consists of the operating activities of the holding company entities, primarily Consolidated and SISC. The percentage of revenues produced by the various business segments for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                             1996              1995             1994
                                                                             ----              ----             ----
Contract Engineering Services                                                54%               57%               60%
Medical Diagnostics                                                          27%               25%               15%
Electro-Mechanical and Electro-Optical Products Manufacturing                 3%                4%               9%
Medical Information Services                                                  7%                7%               7%
Telecommunications                                                            5%                3%               6%
Three Dimensional Products and Services                                       1%                1%               2%
Audio Products Manufacturing                                                  3%                2%               --
Business Consulting Services                                                 --                 1%               1%

For a complete discussion of the Company's business segments, see Footnote 15, "Industry Segments".

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned and voting controlled subsidiaries. Investments in 20% to 50% owned companies in which the Company does not have voting control are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

Accounting Period - Effective December 31, 1994, the Company changed to a calendar year. Prior to 1994 the Company utilized a fiscal year ending July 31 of each year. The accompanying financial statements include balance sheets for the year ended December 31, 1996 and 1995 and statements of operations, cash flows and changes in stockholder's equity for the years ended December 31, 1996, 1995 and 1994

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. International Magnetic Imaging, Inc. ("IMI"), a wholly owned subsidiary of the Company, has cash balances of $1,539,000 and $1,411,000 at December 31, 1996 and 1995, respectively, which represents 40% and 86% of total cash for the same respective periods. The use of IMI's cash is restricted pursuant to an IMI financing agreement with its principle lender, whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out method with the exception of the Audio Products Manufacturing segment which values inventory at standard cost which approximates first-in, first out. Costs accumulated under government contracts are net of progress payments.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less allowances for accumulated depreciation. The cost of furniture and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 5-7 years for furnitures and fixtures, 6 years for medical equipment, 5-10 years for tooling and dies and machinery and equipment, 5 years for vehicles and 25 years for buildings. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense.

Research and Development - The Company's research and product development activities are conducted by the Electro-Mechanical and Electro-Optical Products Manufacturing, Medical Information Services, Audio Products Manufacturing and Three Dimensional Products and Services segments. The Company's research and development expenses for the years ended December 31, 1996, 1995 and 1994 approximated $276,000, $893,000 and $4,842,000, respectively. All of the Company's research and development activities were performed by the subsidiaries and were company financed. Research and development costs are expensed as incurred.

Intangible Assets - Intangible assets consist of capitalized software development costs, goodwill, covenants not to compete, customer lists and trademarks. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in March of 1995. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 became effective for financial statements issued for fiscal years beginning after December 15, 1995.

Capitalized Software Development Costs - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis using the straight-line method over the estimated economic life of the product, estimated to be approximately 2-5 years. Research and development costs incurred to establish technological feasibility are expensed as incurred.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized over a twenty year period on the straight-line method. Management of the Company evaluates the period of goodwill amortization to determine whether latter events and circumstances warrant revised estimates of useful lives. This evaluation is done, on the subsidiary level, by comparing the carrying value of goodwill to the value of projected net cash flows from related operations. Impairment is recognized if the carrying value of goodwill is greater than the projected discounted cash flows from related operations. IMI accounts for $9.7 million, or 92%, of the goodwill and is able to support this level of goodwill based on the cash flow of this subsidiary.

Covenants Not to Compete - The capitalized value of covenants not to compete are being amortized on the straight-line basis over their contractual lives which range from three to five years.

Customer Lists - Customer lists are being amortized over twelve to fifteen years on the straight-line basis.

Trademark - The trademark, which was acquired as a part of a reverse merger in May 1995, relates to the Audio Products Manufacturing segment and has a cost basis which represents the net present value of the payments for such trademark at the time it was acquired. This trademark gives the Company a nonexclusive trademark license to use the "KlipschTM" name for the production and sale of various professional loudspeaker products. The Klipsch name and related speakers were developed in the 1940's and is an established name as a leader in loudspeaker design and innovation. The Company believes that the acquisition of the KlipschTM trademark gives the Company one of the most long-established and recognizable brand names in the industry. The trademark is being amortized over 25 years on a straight line basis.

Impairment - Certain long-term assets of the Company including the above described intangible assets, are reviewed on a quarterly basis as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed." Management considers assets to be impaired if the carrying value exceeds the future projected net cash flows from related operations. If impairment is deemed to exist, the assets will be written-down to fair value or projected net cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Impairment and the method of projecting net cash flows (discounted or undiscounted) is determined at the subsidiary level. Based on this evaluation, as of December 31, 1996, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. During the year ended December 31, 1996, the Company wrote-off impaired goodwill of $701,000 of which $509,000 related to the telecommunications segment and $192,000 related to the three dimensional products and services segment.

Deferred Offering Costs - Deferred offering costs represent amounts paid or accrued for costs associated with anticipated public offerings for three of the Company's a subsidiaries. During 1996, deferred offering costs amounted to $322,000, $151,000 and $116,000, respectively, in the medical diagnostics, contract engineering services and three dimensional products and services segments. Additionally, during 1996, the medical information services segment completed a public offering in which offering costs of $1,370,000 were incurred and offset against the total gross proceeds of the offering. During 1995 and 1994 the medical information services segment incurred deferred offering costs of $129,000 and $331,000, respectively, and such amounts would have been recorded as a reduction of the net proceeds of the anticipated offering, however; the total accumulated amount of such costs of $460,000 was expensed during the year ended December 31, 1995 since the offering was not consummated.

Investments in Common Stock -The Company adopted Statement of Financial Accounting Standards ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities", in 1994. SFAS 115 requires certain investments that have readily determinable fair values to be categorized as either trading, available-for-sale, or held-to-maturity. All of the Company's equity investments in common stock are categorized as available-for-sale and are recorded at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss. The adoption of this standard has not impacted the Company's financial statements since previous unrealized losses on such investments were already reflected as a separate component of stockholders' equity.

Minority Interest - For consolidated subsidiaries that are not wholly owned, the Company eliminates the minority interest portion of the related profits and losses. The allocable losses of such minority interests is in excess of the Company's investment in such subsidiaries by approximately $1,649,000 and $1,132,000, respectively, at December 31, 1996 and 1995.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Revenue Recognition - Revenue for the service sector is recognized as services are provided. Revenue from the manufacturing sector is recognized primarily under fixed price type contracts and are accounted for under the unit of delivery method. Anticipated losses on contracts in progress are charged to operations as soon as losses can be determined. Revenues from fixed price software development contracts and revenue under license agreements which require significant modification of the software package to the customer's specification, are recognized on the estimated percentage-of-completion method. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenue from the software package license agreements without significant vendor obligations is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payers, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payers. The Medical Diagnostic Segment has historically not provided any significant amount of charity care. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed.

Contract terms which provide for billing schedules that differ from revenue recognition give rise to costs and estimated profits in excess of billings and billings in excess of costs and estimated profits. Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                         December 31,
                                                         ------------
                                                   1996                1995
                                                   ----                ----
Costs Incurred on Uncompleted Contracts         $3,490,000          $2,697,000
Estimated Profits                                  653,000             490,000
Less Billings to Date                           (4,650,000)         (3,886,000)
                                                 ---------            --------
   Net                                        ($   507,000)       ($   699,000)
                                                ==========          ==========

Included in the accompanying balance sheet under the following captions:

Excess of accumulated costs over related
 billings                                      $   937,000          $1,002,000
Interim billings in excess of costs and
 estimated profits                              (1,444,000)         (1,701,000)
                                                 ---------           ---------
   Net                                        ($   507,000)       ($   699,000)
                                                ==========          ==========


Loss Per Share - Earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of stock options and warrants and Series "A" Preferred Convertible Stock. The Series "A" Preferred Stock was deemed to be a common stock equivalent when issued. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For long-term investment in marketable securities, fair value is estimated based on current quoted market price. Management estimates that the fair value of its long-term obligations are as follows:

                                                 Carrying Amount                      Fair Value
                                                  December 31,                       December 31,
                                             1996              1995             1996              1995
                                             ----              ----             ----              ----
Current Portion of Subordinated Debt      $7,193,000       $13,354,000       $6,583,000       $13,354,000
Long-term Debt                            16,467,000         6,210,000       16,324,000         6,026,000
Convertible Debentures                       700,000                --          700,000                --
Subordinated Debt                            312,000         5,003,000          266,000         4,312,000
                                             -------         ---------          -------         ---------
  Total                                  $24,672,000       $24,567,000      $23,873,000       $23,692,000
                                          ==========        ==========       ==========        ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral from its customers. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1996 and 1995, the Company had cash balances in excess of federally insured limits of approximately $1,784,000 and $602,000, respectively. For the year ended December 31, 1996, significant customers are as follows: (1) three customers represented $16,000,000, $13,000,000 and $9,000,000, respectively of sales in the contract engineering services segment, and; (2) the medical information services segment received 31%, or $2,647,000 of its revenue from contracts with government agencies and $1,879,000 from one customer.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain year ended December 31, 1995 and 1994 items have been reclassified to conform to the December 31, 1996 presentation.

(2) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,570,000 for the year ended December 31, 1996, has an accumulated deficit to that date of $50,218,000 and as of December 31, 1996 and $7,227,000 of debt that is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient funding to enable them to continue operations. Management's plan is to continue efforts to raise capital through initial public offerings of the underlying subsidiary's equity and to manage them to profitable levels once adequate funding is in place. There can be no assurances that management's plans to raise additional capital and to manage the subsidiaries to profitable levels will be successful. The failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of certain segments of operations and could ultimately force the Company as a whole to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(3) Receivables, Net of Allowances

                                                     December 31,
                                                     ------------
                                               1996                1995
                                               ----                ----
Receivables                                $23,146,000         $22,433,000
Less: Allowance for bad debts               (2,012,000)         (3,217,000)
                                             ---------           ---------
Receivable, net of allowances              $21,134,000         $19,216,000
                                            ==========          ==========

The contract engineering services, the medical information services, the audio products manufacturing and the telecommunications segments all finance a significant portion of their receivables with asset based lenders under agreements which are renewable annually and have a maximum availability of funds of $8,000,000. Funds can be advanced in an amount ranging from 75% to 85% of eligible receivables, with the lender having the right to reserve a portion of the outstanding and unpaid receivables financed. The effective interest rate on such financing agreements as of December 31, 1996 was 10.25% for the contract engineering services and telecommunications segments, 18% for the medical information services segment and 12% for the audio products manufacturing segment. Additionally, the agreements require fees that range from 0.3% to 1% of the receivables financed. The lenders have security interests in all accounts receivables, contract rights, personal property, fixtures and inventory of the related segments. At December 31, 1996 and 1995 the total amount of outstanding advances from asset based lenders was $4,550,000 and $4,386,000, respectively.

The medical diagnostics segment has a revolving loan that has a borrowing ceiling of $6,000,000 and bears interest at prime plus 2.75%. Net borrowings on the revolving loan as of December 31, 1996 was $4,715,000 and substantially all of the segment's accounts receivable are pledged as collateral.

The changes in the allowance for bad debts are as follows:

                                                         December 31,
                                                         ------------
                                                   1996                1995
                                                   ----                ----
Balance at beginning period                     $3,217,000          $2,850,000
Provision for the period                         2,588,000           1,223,000
Recoveries                                         221,000             256,000
Write-offs for the period                       (4,014,000)         (1,112,000)
                                                 ---------           ---------
Balance at end of period                        $2,012,000          $3,217,000
                                                 =========           =========


(4) - Inventories

                                                         December 31,
                                                         ------------
                                                    1996               1995
                                                    ----               ----
Finished Goods                                 $     69,000       $     98,000
Work-in-Process                                   1,663,000          1,336,000
Raw Materials and Parts                           2,187,000          2,617,000
                                                  ---------          ---------
                                                  3,919,000          4,051,000
Less:  Allowance for Obsolescence                  (781,000)          (350,000)
 Inventories, Net of Allowance for Obsolescence  $3,138,000         $3,701,000
                                                  =========          =========


The work-in-process represents accumulated costs of raw materials, direct labor and factory overhead expenses on current work orders. Finished goods represent computer software inventory purchased for resale. During the years ended December 31, 1996,1995 and 1994 approximately $381,000, $470,000 and $307,000 of inventory was written-off due to obsolescence.

(5) Loans Receivable

                                                         December 31,
                                                         ------------
                                                    1996               1995
                                                    ----               ----
Assignment of Mortgage Loan                       $ 497,000                 --
Fingermatrix                                        217,000          $ 621,000
Other                                               222,000            170,000
                                                    -------            -------
                                                    936,000            791,000
Less:  Allowance for doubtful accounts             (170,000)          (175,000)
                                                    -------           --------
Loans Receivable, Net                               766,000            616,000
Long-term portion                                   448,000            219,000
                                                    -------            -------
Current portion                                   $ 318,000          $ 397,000
                                                    =======            =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Assignment of Mortgage Loan - In December 1996, Lafayette Industries, Inc., a subsidiary of the Company, accepted assignment of a purchase mortgage loan. The loan bears interest at prime plus 2% and matures on May 1, 2002.

Fingermatrix was in Chapter 11 pursuant to a petition filed on September 11, 1993 and whose plan was confirmed in March of 1995. The bankruptcy court has classified the Company as having a first security in the assets of the debtor. On March 31, 1995, Fingermatrix emerged out of bankruptcy and the Company received its first payment of $250,000 on its secured debt and its initial payment of $2,000 on its unsecured debt. The Company received 150,000 common shares and 250,000 warrants equaling less than 5% of the emerging debtor upon confirmation. The common shares and warrants received were recorded at $240,000 which was the book value of the receivable and the related accrued interest exchanged for the receipt of such common stock and warrants. The allowance for doubtful accounts relates to notes receivable other than the Fingermatrix loan.

(6) Receivables from Related Parties

                                                                                       December 31,
                                                                                       ------------
                                                                                 1996                1995
                                                                                 ----                ----
Universal  International, an unconsolidated affiliate - Loan consists
  of cash advances and has no fixed due dates or terms.                       $  587,000           $ 427,000

Loan to the president of IMI, including interest of $8,000,
 calculated at 5.5% per annum, due in 1998.                                      308,000              45,000

Loan to the president of TGS, loan has no interest or repayment terms.            45,000                  --

Receivable from the chief executive officer of Consolidated with
 interest at 9%, payable quarterly and matures in the year 2000                  356,000              72,000

Advances to Director of Lafayette Industries, Inc. which is to
 be repaid in 1997                                                                85,000                  --
                                                                                  ------              ------
       Receivables, Related Parties                                           $1,381,000           $ 544,000
                                                                               =========             =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Investments in Common Stock

                                                            December 31,
                                                            ------------
                                                         1996          1995
                                                         ----          ----
Cost basis                                             $ 225,000     $ 335,000
Net unrealized gain (loss) included as a separate
 component of shareholders' equity                        16,000        89,000
                                                          ------        ------
Market Value                                             241,000       424,000
Current portion                                               --        20,000
                                                         -------        ------
Long-term portion                                      $ 241,000     $ 404,000
                                                         =======       =======

Change in the Net Unrealized gain on long-term
 investments in common stock:
Balance at Beginning of Period                         $  89,000    ($ 139,000)
Adjust Investments to fair Market Value                  250,000       172,000
Realization of Previously Unrealized (Gain) Loss        (323,000)       56,000
                                                        ---------       ------
Balance at End of Period                               $   16,000    $  89,000
                                                        =========     ========


For purposes of determining gain or (loss) on the sale of securities, the cost is based on the average cost of all shares of each such security held at the date of sale. Gain (Loss) on security sales is calculated as follows:

                                             Year Ended December 31,
                                      1996            1995             1994
                                      ----            ----             ----
Proceeds from Security Sales       $1,244,000       $ 530,000        $  45,000
Cost of Securities Sold               421,000         565,000          344,000
                                      -------         -------          -------
Gain (Loss) on Security Sales      $  823,000      ($  35,000)      ($ 299,000)
                                    =========        ========         ========


(8) Property, Plant and Equipment
                                                        December 31,
                                                        ------------
                                                  1996                1995
                                                  ----                ----
Land                                         $    664,000        $    664,000
Buildings                                       3,467,000           3,242,000
Medical Equipment                              17,489,000          14,590,000
Machinery and Equipment                         2,536,000           2,019,000
Tools and Dies                                    654,000             601,000
Furniture and Equipment                         3,638,000           4,097,000
Vehicles                                           25,000              25,000
Leasehold Improvements                          2,034,000           1,504,000
                                                ---------           ---------
                                               30,507,000          26,742,000
Less:  Accumulated Depreciation               (19,610,000)        (18,110,000)
                                               ----------          ----------
                                               10,897,000           8,632,000
                                               ----------           ---------
Equipment Held Under Capital Lease              9,163,000           6,843,000
Less:  Accumulated Depreciation                (5,639,000)         (4,441,000)
                                                ---------           ---------
                                                3,524,000           2,402,000
                                                ---------           ---------
   Property, Plant and Equipment, Net         $14,421,000         $11,034,000
                                               ==========          ==========


Depreciation expense charged to operations was $3,729,000, $3,472,000 and $952,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9) Intangible Assets

                                                           December 31,
                                                           ------------
                                                       1996            1995
                                                       ----            ----
Capitalized Software Development Costs              $1,242,000        $963,000
Less:  Accumulated Amortization                    (   991,000)       (845,000)
                                                    ----------         -------
   Capitalized Software Development Costs, Net     $   251,000        $118,000
                                                    ==========         =======

Goodwill                                           $12,199,000     $12,901,000
Less:  Accumulated Amortization                   (  1,646,000)   (  1,020,000)
                                                   -----------     -----------
    Goodwill, Net                                  $10,553,000     $11,881,000
                                                    ==========      ==========

Covenants Not to Compete                            $3,954,000      $3,954,000
Less:  Accumulated Amortization                     (3,068,000)     (1,786,000)
                                                     ---------       ---------
   Covenants Not to Compete, Net                   $   886,000      $2,168,000
                                                    ==========       =========

Customer Lists                                     $13,046,000     $13,046,000
Less:  Accumulated Amortization                   (  2,271,000)   (  1,362,000)
                                                   -----------     -----------
   Customer Lists, net                             $10,775,000     $11,684,000
                                                    ==========      ==========

Trademark                                             $429,000        $429,000
Less:  Accumulated Amortization                      (  61,000)      (  46,000)
                                                      --------        --------
   Trademark, Net                                     $368,000        $383,000
                                                       =======         =======


Amortization expense charged to operations was $3,238,000 $4,130,000 and $1,235,000 for the years ended December 31, 1996, 1995 and 1994. During the years ended December 31, 1996 and 1994 the Company wrote-off approximately $701,000 and $338,000, respectively, of goodwill cost for subsidiaries where it was deemed to be impaired.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(10) Debt

                                                                                      December 31,
                                                                                      ------------
Long-term Debt:                                                                 1996                1995
                                                                                ----                ----
Bank and  installment  loans - with  interest  rates  ranging  from 6%
  12.5%, and collateralized by certain assets and stock of subsidiaries of the Company, $467,000 currently in default, $2,939,000 is due in
  1997 and the remainder is due is due through 2001.  Included in bank and installment loans is a note payable of $458,000 which is guaranteed by a subsidiary of Lafayette. The note agreement includes covenants which include among others, covenants restricting dividend payments and requiring a stated net worth. At December 31, 1996, Lafayette was in default with a negative covenant preventing mergers with outside parties and a covenant requiring consolidated net worth in excess of
  $1,000,000. Additionally, Lafayette failed to make a required payment in the first quarter of 1997. Due to the above defaults, the interest
  on such note is increased by 3% per annum (effective rate of 13.25%)      $ 9,058,000         $ 6,134,000

Revolving loan due in 1998 with interest at prime plus 2.75%                  4,715,000                  --

Former stockholders of an acquired subsidiary that bears interest at 7%
  repayment is deferred until the settlement of a claim that was made
  against the Company prior to the acquisition by Consolidated                  138,000             138,000

Equipment loans - payable in various monthly installments at interest rates ranging from 7.75% to 11.5%, collateralized by the related
  equipment, due through 2000, $135,000 is currently in default               5,743,000           1,629,000

Building mortgages - payable in various monthly installments at interest rates ranging from 9.25% to 9.75% due through September 2000,
  collateralized by the related buildings                                     1,237,000           1,711,000

Investor loans bear interest at 13.5% as of December 31, 1996. During
  1995 and 1996 certain payments were not made timely and the loan is in technical default.  The note agreement includes covenants which include, among other covenants, restrictions on dividend payments
  and borrowings of additional debt                                             325,000             825,000

Loans payable to asset based lenders collateralized by accounts receivables, personal property, fixtures and inventory.  Advances are made based on a percentage of eligible receivables. Fees on advances range from 0.3% to 1% and interest rates range from prime
  plus 2.75% to 18%                                                           4,692,000           4,386,000

Note payable - covenants not-to-compete, payable in monthly installments
  of $22,000.  The notes are noninterest bearing and mature September 1997      200,000             467,000
                                                                                -------             -------

Total Long-term Debt                                                         26,108,000          15,290,000

Current Portion                                                               9,641,000           9,080,000
                                                                              ---------           ---------

Long-term Portion                                                           $16,467,000         $ 6,210,000
                                                                             ==========          =========


              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                                      ------------
Notes Payable, Related Parties:                                                 1996                1995
                                                                                ----                ----
Notes payable to  stockholders of 3D Technology f or cash received and office  equipment  contributed  by these  stockholders  in 1992. The
  loans are noninterest bearing and have no fixed due date                  $   183,000         $   183,000

Note payable to an employee of 3D Technology for cash advances with             112,000             107,000
  interest at 9%.

Advances to Lafayette made by two directors of Lafayette.  The
  advances are noninterest bearing and have no fixed due dates                  690,000                  --
                                                                                -------             -------

Total notes payable, related parties                                        $   985,000         $   290,000
                                                                                =======             =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                                      ------------
Subordinated Debt:                                                              1996                1995
                                                                                ----                ----
Subordinated notes payable issued in connection with acquisitions, payable in various quarterly installments at interest rates ranging from 4% to
  7%.  The notes are unsecured and required balloon payments of $2,808,000 in 2001, $3,504,000 in 1997 and $1,193,000 in 1996.  Certain timely payments of principle and interest have interest have not been made on these loans and the holders have a right to a right to declare a
  default as such $6,300,000 is included in current debt                    $ 7,505,000        $17,657,000

Internal Revenue Service for payment of taxes that were due at the
  time the Company purchased a subsidiary, paid in full in 1996                      --            700,000
                                                                             ----------            -------

Total Subordinated Debt                                                       7,505,000         18,357,000

Current Portion                                                               7,193,000         13,354,000
                                                                              ---------         ----------

Long-term Portion                                                           $   312,000        $ 5,003,000
                                                                                =======          =========

Subsidiary's Convertible Debentures are due in 1998 and bear interest
  at 8.5% and are currently in default and classified as current.              $700,000                 --
                                                                                =======


Total Notes Payable Related Parties, Long-term Debt, Subordinated Debt
  and Convertible Debentures                                                $35,298,000        $33,937,000
                                                                             ==========         ==========

Five Year Maturities are as follows as of December 31, 1996:
       1997                                                        $18,519,000
       1998                                                          8,757,000
       1999                                                          3,754,000
       2000                                                          2,297,000
       2001                                                          1,359,000
       Thereafter                                                      612,000
                                                                       -------
        Total                                                      $35,298,000
                                                                    ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(11) Lease Obligations

Capitalized Lease Obligations - The Company leases equipment under noncancelable capital leases. For some of the leases, a balloon payment representing the buyout of the leased equipment is due at the end of the lease term. Capitalized lease obligations are collateralized by leased equipment which has a net book value of $3,524,000 at December 31, 1996.

Future minimum payments under capital lease obligations are as follows at December 31, 1996:

       1997                                                      $1,861,000
       1998                                                       1,541,000
       1999                                                         851,000
       2000                                                         474,000
       2001                                                         309,000
       Thereafter                                                   392,000
                                                                    -------

       Total Minimum Lease Payments                               5,428,000
       Portion Representing Interest                            (   971,000)
                                                                 ----------
       Present Value of Net minimum payments                      4,457,000
       Current Portion                                            1,476,000
                                                                  ---------
       Long-term Portion                                         $2,981,000
                                                                  =========


Operating Lease Obligations - The Company leases real estate for certain of its operational and administrative facilities under noncancelable operating leases expiring during the next fifteen years. The real estate leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index", options to renew the leases for periods up to an additional fifteen years and additional payments for a proportionate share of real estate taxes and common area operating expenses. The Company's present executive offices are located at 160 Broadway, New York, New York 10038, which it occupies pursuant to a lease expiring February 28, 1999. The current base rent for such premises is $7,000 per month. The Company's subsidiaries occupy various facilities pursuant to leases expiring through 2001 The current base rent for such premises approximates $128,000 month.

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year are as follows:

       1997                                                      $1,275,000
       1998                                                       1,234,000
       1999                                                         915,000
       2000                                                         463,000
       2001                                                         256,000
       Thereafter                                                   482,000
                                                                    -------

        Total                                                    $4,625,000
                                                                  =========

Rent expense for the years ended December 31, 1996, 1995 and 1994 approximated $1,629,000, $1,560,000 and $569,000, respectively.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(12) Income Taxes

Under SFAS No. 109 "Accounting for Income Taxes", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                         December 31,
                                                    1996              1995
                                                    ----              ----
Deferred Tax Liabilities:
  Book Basis of Assets in Excess of Tax Basis            --           $50,000
  Marketable Securities                            $199,000                --
                                                    -------            ------
                                                    199,000            50,000
                                                    -------            ------

Deferred Tax Assets:
  Reserves and Allowances                         1,114,000         1,527,000
  Tax Basis of Assets in Excess of Book Basis     1,311,000                --
  Stock Based Compensation                        1,668,000                --
  Federal Net Operating Loss Carryforward        18,323,000        13,758,000
  State Net Operating Loss Carryforward           5,120,000         4,418,000
                                                  ---------         ---------
                                                 27,536,000        19,703,000
                                                 ----------        ----------
Valuation Allowance                             $27,337,000       $19,653,000
                                                 ----------        ----------

Net Deferred Tax Asset                                   --                --
                                                 ==========        ==========

The Company's deferred tax asset valuation allowance was $27,337,000 and 19,653,000 as of December 31, 1996 and 1995, respectively. The increase in the valuation allowance of $7,684,000 for the year ended December 31, 1996 is comprised of the following:

Marketable Securities                                        ($  199,000)
Tax Basis of Assets in Excess of Book Basis                    1,361,000
Reserves and Allowances                                         (413,000)
Stock Based Compensation                                       1,668,000
Federal Net Operating Loss Carryforward                        4,565,000
State Net Operating Loss Carryforward                            702,000
                                                                 -------
   Total Increase                                             $7,684,000
                                                               =========

The current and deferred income tax components of the provision (benefit) for income taxes consist of the following:

                                                   December 31,
                                      1996             1995              1994
                                      ----             ----              ----
Current:
  Federal                               --               --                --
  State                           $561,000         $143,000           $19,000
  Puerto Rico                           --           83,000             5,000
                                   -------           ------             -----
                                   561,000          226,000            24,000

Deferred                                --               --                --
                                   -------          -------            ------

Total                             $561,000         $226,000           $24,000
                                   =======          =======            ======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The provision for income taxes varies from the amount computed by applying the statutory rate for the reasons below:

                                                                   Years Ended December 31,
                                                           1996             1995             1994
                                                           ----             ----             ----
Provision Based in Statutory Rate                          35.0            35.0%             35.0%
Benefit of Graduated Rates                                ( 1.0)           (1.0%)            (1.0%)
Other Income Taxes (Net of Federal Benefit)                  --            (0.6%)              --
State Taxes (Net of Federal Benefit)                       (4.6)           (0.9%)            (0.2%)
Valuation Allowance                                       (34.0)          (34.0%)           (34.0%)
Net Operating Loss                                         n/a              n/a               n/a
                                                           ---              ---               ---
                                                          (4.6%)           (1.5%)            (0.2%)
                                                           ===              ===               ===

The Company's provision for income taxes is comprised of state income taxes for the year ended December 31, 1996 and state and Puerto Rico income taxes for the years ended 1995 and 1994. The Company will have a federal net operating loss carryforward of approximately $53,891,000 and a state net operating loss carryforward of approximately $53,890,000. The federal net operating loss carryforwards expire in years 1997 through 2011 and the state net operating loss carryforwards expire in years 1997 through 2011 (the expiration dates vary based on individual state income tax laws).

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

Stock Options - On August 20, 1993, the Company authorized a stock option plan for Non Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payment. At various times the Company has registered and granted options pursuant to the plan. During the years ended December 31, 1995 and 1994, 6,500,000 and 3,000,000 shares, respectively, were granted and exercised. The expense for these years was calculated in accordance with APB #25.

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

Stock Issued for Services Rendered - For the years ended December 31, 1996, 1995 and 1994 the Company issued 200,000, 130,004 shares and 200,000 shares, respectively, in connection with consulting and financing services valued at $45,000, $114,000 and $97,000, respectively. The expense calculated for 1996 was determined in accordance with SFAS #123 and the expense for prior years was calculated in accordance with APB #25

Regulation S Offerings - Pursuant to offerings in September 1996, October 1995 and March 1994 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $912,000 $250,000 and $8,162,000, respectively, in conjunction with the respective issuance of 13,250,000, 1,000,000 shares and 3,500,000 shares of common stock.

Conversion of Series A Preferred Stock - During the years ended December 31, 1996 and 1995, respectively, the Company issued 5,690,757 and 1,447,807 shares of common stock upon the conversion of 43,705 and 11,117 shares of series A preferred stock.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Preferred Stock - Effective September 1, 1993, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, was increased from 1,000,000 to 2,000,000 shares.

Series A - The series A convertible preferred stock, which was all issued during the period April 1993 through July 1993, bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 130.208 (7,812.5 prior to 60:1 reverse split) shares of common stock for each share of preferred stock if and when sufficient shares of common stock are available for issuance. No dividends were declared for the years ended December 31, 1996, 1995 and 1994. As of December 31, 1996 54,822 shares of series A preferred stock was converted into 7,138,564 shares of common stock.

Series B - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders may receive $87.50 per share and all dividends. No dividends were declared for the years ended December 31, 1996, 1995 and 1994

Series E - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings being in excess of $200,000. No dividends were declared for the years ended December 31, 1996, 1995 and 1994.

Series F - As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share is redeemable at the option of the Company after July 1993 for $1.00 per share. One share will be issued for each $100 (one hundred dollars) of principal indebtedness owed. The dividend will be noncumulative and is payable within 100 days from the close of any year where net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for the years ended December 31, 1996, 1995 and 1994.

(14) Non-Employee Directors, Consultants and Advisors Stock Options

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors. The Company has calculated the expense of issuing such options using the intrinsic value method per APB #25 as follows.

Pursuant to the plan, in 1994, the Company registered and granted 3,000,000 shares, which were exercised at $1.00 per share, resulting in $4,140,000 of expenses computed as follows:

         Shares                                        3,000,000
         Value of stock at date of grant                  $2.975*
                                                      -----------
                                                       8,925,000
         20% discount                                ( 1,785,000)
                                                      ----------
                                                       7,140,000
         Exercise proceeds                            (3,000,000)
                                                       ---------
         Expense                                      $4,140,000
                                                       =========
         * - Represents weighted average.

In accordance with the agreements relating to the various parties involved, for the years ended December 31, 1994 $4,140,000 was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represents a large block of stock.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Pursuant to the plan during the year ended December 31, 1995, 6,500,000 shares were granted and exercised of which 1,500,000 were exercised at $0.25 per share, 1,000,000 were exercised at $0.35 per share 1,000,000 were exercised at $0.50 per share and 3,000,000 were exercised at $0.00 per share, resulting in $3,869,000 of expenses computed as follows:

         Shares                                        6,500,000
         Value of stock at date of grant                 $0.9796*
                                                       ----------
                                                       6,367,000
         20% discount                                 (1,273,000)
                                                       ---------
                                                       5,094,000
         Exercise proceeds                            (1,225,000)
                                                       ---------
         Total consulting costs                       $3,869,000
                                                       =========
         * - Represents weighted average.

In accordance with the agreements relating to the various parties involved, for the years ended December 31, 1994 $4,140,000 was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represents a large block of stock.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

SFAS 123 applies to the above stock option transactions wherein the calculation of the expense must be disclosed and pro forma results are to be presented.
The following disclosures are pursuant to FASB 123 although the amounts actually reported in the Company's accompanying financial statements are based on APB #25. As of December 31, 1996, 1995 and 1994, the Company had no outstanding, unexercised stock options. The activity in the Companies stock option plan is as follows:

                                                                                                              Weighted
                                                                                             Weighted          Average
                                                                            Number       Average Exercise     Remaining
                                                                              of              Price          Contractual
                                                                           Options            -----              Life
                                                                           -------                               ----
Options Outstanding at December 31, 1993                                             --
   Granted                                                                    3,200,000       $0.94
   Exercised                                                                  3,200,000       $0.94
   Expired                                                                           --
                                                                              ---------
Options Outstanding at December 31, 1994                                             --                         None
   Granted                                                                    6,630,004       $0.19
   Exercised                                                                  6,630,004       $0.19
   Expired                                                                           --
                                                                              ---------
Options Outstanding at December 31, 1995                                             --                         None
   Granted                                                                      200,000       $0.00
   Exercised                                                                    200,000       $0.00
   Expired                                                                           --
Options Outstanding at December 31, 1996                                             --        None             None

Options Exercisable at December 31, 1996                                             --


The Company's expense for the year ended December 31, 1996 for the issuance of options under SFAS 123 was approximately $45,000. If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS 123, the Company would have recorded additional compensation expense of approximately $1,400,000 for the year ended December 31, 1995 and the Company's net loss and loss per share would have been as follows:

                                                             Year Ended
                                                            December 31,
                                                                1995
                                                                ----
Net loss as reported                                       ($11,360,000)
                                                             ==========
Pro forma net loss                                         ($12,760,000)
                                                             ==========
Loss per share as reported                                       ($0.51)
                                                                   ====
Pro forma net loss                                               ($0.57)
                                                                   ====

The fair value of options to purchase common stock at the date of grant was estimated using the fair value based method with the following weighted average assumptions:

                                                      1996                1995
                                                      ----                ----
Expected Life (Exercised on date of issuance)        1 year              1 year
Interest Rate                                            6%                  6%
Annual rate of Dividends                               None                None
Volatility                                           86.10%              87.48%

The weighted average fair value of options at date of grant using the fair value based method during 1996 and 1995 was estimated at $0.0 and $0.19, respectively.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Series A Common Stock Purchase Warrant:

On September 30, 1994, in conjunction with the financing of the IMI acquisition, the Company issued to a financing company, a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. This warrant is exercisable on or before September 30, 1999 and expires on October 1, 1999. The number and kind of securities purchasable upon the exercise of this warrant and the exercise price is subject to adjustment from time to time upon the happening of (a) certain stock reclassification, consolidation or merger events; (b) certain stock split transactions; or (c) certain dividend declarations, such that the value of shares that would have been received upon exercise of the warrant immediately prior to the above events is equivalent to the value of shares receivable upon exercise of the warrant immediately subsequent to the above events. The weighted average exercise price of such warrants is $0.50 for each of the years ended December 31, 1996, 1995 and 1994 and the weighted average remaining contractual life of such warrants as of December 31, 1996, 1995 and 1994 was 3 years, 4 years and 5 years, respectively.

(15) Industry Segments

The Company currently classifies its operations into eight business segments:
(i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic services; (iii) Electro-Mechanical and Electro- Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering;
(vii) Audio Products Manufacturing consists of a subsidiary that manufactures and sells a professional line of loudspeakers, and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Certain reclassifications have been made from the prior year presentation whereby the holding company of Trans Global Services, Inc. is presented as a part of the contract engineering services segment and in the prior year it was included with corporate and other. Inter segment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(15) Industry Segments:

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                               1996                 1995                 1994
                                                                               ----                 ----                 ----
Revenues:
 Contract Engineering Services                                             $ 62,595,000         $ 63,156,000          $25,292,000
 Medical Diagnostics                                                         31,110,000           28,044,000            6,558,000
 Audio Products Manufacturing (I)                                             3,309,000            2,150,000                   --
 Electro-Mechanical and Electro-Optical Products Manufacturing                2,837,000            4,223,000            3,606,000
 Medical Information Services                                                 8,540,000            7,380,000            2,924,000
 Telecommunications                                                           5,582,000            3,253,000            2,268,000
 Three Dimensional Products and Services                                        925,000            1,775,000              849,000
 Business Consulting Services                                                    26,000              116,000               81,000
                                                                                 ------              -------               ------
  Total Revenues                                                           $114,924,000         $110,097,000          $41,578,000
                                                                           ============         ============          ===========

Gross Profit (Loss):
 Contract Engineering Services                                             $  5,157,000         $  3,997,000          $ 1,580,000
 Medical Diagnostics                                                         14,469,000           12,237,000            2,662,000
 Audio Products Manufacturing (I)                                               470,000              202,000                   --
 Electro-Mechanical and Electro-Optical Products Manufacturing                 (307,000)           1,049,000              180,000
 Medical Information Services                                                 1,332,000            1,973,000              601,000
 Telecommunications                                                             509,000              695,000              640,000
 Three Dimensional Products and Services                                        508,000              654,000              295,000
 Business Consulting Services                                                    26,000              116,000              193,000
                                                                                 ------              -------              -------
   Total Gross Profits                                                     $ 22,164,000         $ 20,923,000          $ 6,151,000
                                                                           ============         ============          ===========

Income (Loss) from Operations:
 Contract Engineering Services                                             $    306,000        ($  3,817,000)        ($   291,000)
 Medical Diagnostics                                                          4,425,000            5,367,000            1,035,000
 Audio Products Manufacturing (I)                                              (752,000)            (493,000)                  --
 Electro-Mechanical and Electro-Optical Products Manufacturing               (1,866,000)            (842,000)          (1,361,000)
 Medical Information Services                                                (5,783,000)          (2,274,000)          (1,529,000)
 Telecommunications                                                            (959,000)            (503,000)            (143,000)
 Three Dimensional Products and Services                                     (1,532,000)          (2,241,000)          (1,555,000)
 Business Consulting Services                                                  (224,000)             (20,000)            (429,000)
 Corporate and Other                                                         (2,953,000)          (6,289,000)          (6,191,000)
                                                                             -----------          -----------          -----------
   Total Loss from Operatio                                               ($  9,338,000)       ($ 11,112,000)        ($10,464,000)
                                                                          ==============       ==============        =============

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(15) Industry Segments:

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                               1996                 1995                 1994
                                                                               ----                 ----                 ----
Net Income (Loss):
 Contract Engineering Services                                          ($  485,000)        ($ 4,770,000)        ($   435,000)
 Medical Diagnostics                                                      1,446,000            2,682,000              449,000
 Audio Products Manufacturing (I)                                          (893,000)            (553,000)                  --
 Electro-Mechanical and Electro-Optical Products Manufacturing           (2,017,000)          (1,002,000)          (1,349,000)
 Medical Information Services                                            (3,809,000)          (2,803,000)          (1,601,000)
 Telecommunications                                                      (1,126,000)            (573,000)            (149,000)
 Three Dimensional Products and Services                                 (1,472,000)          (2,285,000)          (1,791,000)
 Business Consulting Services                                               (25,000)               9,000             (442,000)
 Corporate and Other                                                     (1,189,000)          (2,065,000)          (6,110,000)
                                                                         -----------          -----------          -----------
   Total Net Loss                                                       ($9,570,000)        ($11,360,000)        ($11,428,000)
                                                                        ============        =============        =============

Depreciation and Amortization:
 Contract Engineering Services                                           $  478,000          $   707,000          $   324,000
 Medical Diagnostics                                                      5,315,000            4,988,000            1,295,000
 Audio Products Manufacturing (I)                                           201,000               74,000                   --
 Electro-Mechanical and Electro-Optical Products Manufacturing               67,000               37,000               24,000
 Medical Information Services                                               486,000            1,333,000              373,000
 Telecommunications                                                          47,000               30,000               29,000
 Three Dimensional Products and Services                                    356,000              417,000              133,000
 Business Consulting Services                                                 2,000                2,000                1,000
 Corporate and Other                                                         15,000               14,000                8,000
                                                                             ------               ------                -----
   Total Depreciation and Amortization                                   $6,967,000          $ 7,602,000          $ 2,187,000
                                                                         ==========          ===========          ===========


              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(15) Industry Segments:
                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                               1996                 1995                 1994
                                                                               ----                 ----                 ----
Capital Expenditures:
 Contract Engineering Services                                           $   56,000           $  111,000          $     3,000
 Medical Diagnostics                                                      3,962,000              227,000           12,418,000
 Audio Products Manufacturing (I)                                           104,000              439,000                   --
 Electro-Mechanical and Electro-Optical Products Manufacturing                6,000               70,000                2,000
 Medical Information Services                                               181,000              138,000            1,104,000
 Telecommunications                                                         416,000                2,000                   --
 Three Dimensional Products and Services                                    188,000               49,000              494,000
 Business Consulting Services                                                    --                   --                1,000
 Corporate and Other                                                          7,000               21,000               61,000
                                                                              -----               ------               ------
 Total Capital Expenditures (II, III)                                    $4,920,000           $1,057,000          $14,083,000
                                                                         ==========           ==========          ===========


(I) - The Audio Products Manufaturing segment only includes operations from March 31, 1995 (date of acquisition) through December 31, 1996.
(II) - For 1995, capital expenditures includes $373,000 for amounts allocated to property, plant and equipment from the acquisition of a subsidiary.
(III) - For 1994, capital expenditures includes $11,933,000 for amounts allocated to property, plant and equipment from the acquisition of a subsidiary.

                                                          At December 31,
                                                          ---------------
                                                      1996              1995
                                                      ----              ----
Identifiable Assets:
 Contract Engineering Services                  $ 9,691,000       $ 9,597,000
 Medical Diagnostics                             42,988,000        39,873,000
 Audio Products Manufacturing                     1,478,000         1,781,000
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                          3,387,000         3,714,000
 Medical Information Services                     8,258,000         6,937,000
 Telecommunications                               1,654,000         1,362,000
 Three Dimensional Products and Services          1,068,000         1,558,000
 Business Consulting Services                       277,000           250,000
 Corporate and Other                              3,013,000         1,240,000
                                                  ---------         ---------
   Total Identifiable Assets                    $71,814,000       $66,312,000
                                                ===========       ===========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(16) Related Party Transactions

Loans Payable to Officers and Former Shareholders:

A subsidiary of the Company operating in the Three Dimensional Products and Services segment is indebted to stockholders for cash received and office equipment contributed by these stockholders in 1992. The loans are noninterest bearing and have no fixed due date. The amount due at December 31, 1996 and 1995 was $183,000. The same subsidiary of the Company is indebted to an employee for cash received from such employee during 1996 and 1995. The loan bears interest at 9% and the due date was extended verbally to 1997. The amount due at December 31, 1996 and 1995 was $112,000 and $107,000.

A subsidiary of the Company operating in the Electro-Optical Electro-Mechanical Products Manufacturing segment is indebted for short-term advances made to the subsidiary by two directors of the subsidiary. The advances are non-interest bearing and were made through several entities in which the directors hold a controlling interest.

Approximately $924,000 and $969,000 at December 31, 1996 and 1995, respectively, of the subordinated debt issued in connection with the acquisition of IMI is payable to an officer of IMI. The officer was a shareholder in IMI prior the acquisition.

Purchase of a Portion of a Subsidiary from Employees:

Trans Global Services, Inc. ("Trans Global") was organized by SIS Capital Corp. ("SISC") in January 1995 to hold all of the stock of Avionics Research Holdings, Inc. ("Avionics"), (formerly ARC Acquisition Group, Inc.), which was acquired by SISC in December 1993, and Resource Management International, Inc. ("RMI"),(formerly ITS Management Corp.), which was acquired by SISC in November 1994. Trans Global also issued to SISC warrants to purchase shares of its common stock. The Trans Global stock and warrants were issued to SISC in consideration for the transfer of the stock of Avionics and RMI and the advances made by SISC. All of the Trans Global stock and warrants owned by SISC are held subject to the right of Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Company, to purchase 10% of SISC's equity position for 110% of SISC's cost. In connection with the organization of Trans Global, Trans Global also issued a 3.4% interest to Mr. Joseph G. Sicinski, president of Trans Global, in exchange for certain rights Mr. Sicinski has with respect to the stock of Avionics.

In connection with the organization of Trans Global in January 1995, SISC transferred a 5% interest in its common stock and warrants in Trans Global to DLB in exchange for DLB's 10% interest in another subsidiary of Consolidated.

At the time of the organization of Trans Global, Trans Global issued to SISC, in consideration for the equity consideration issued by Consolidated in connection with the acquisitions of Avionics and RMI, 500 shares of Series A 5% Redeemable Cumulative Preferred Stock.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Advances to an Unconsolidated Subsidiary:

The Company has made advances to Universal International, a 39% owned subsidiary, from time to time in various amounts. These advances have no fixed due dates or terms and $145,000 of such advances have been written-off. The outstanding balances owed to the Company from this subsidiary was $587,000 and $427,000 at December 31, 1996 and 1995 and the greatest amount outstanding to such subsidiary during the years ended December 31, 1996, 1995 and 1994 was $600,000. The Company's secretary, owns a 31% interest in the subsidiary receiving such advances.

Loan Receivable from an Officer of a Subsidiary:

On February 7, 1996, IMI, a subsidiary operating in the medical diagnostics segment loaned the president of such subsidiary $300,000 on which $8,000 of interest has accrued as of December 31, 1996. The loan is due in 1998 and bears interest at 5.5%. During the year ended December 31, 1995, the Contract Engineering Services segment subsidiary loaned $45,000 to the president of such subsidiary. The loan has no fixed due dates or terms.

Loan Receivable from Sale of Common Stock Investments to an Officer:

During 1996 and 1995, the chief executive officer of the Company exercised an option to purchase common stock investments held by the Company at 110% of the book value of such investments. The purchase of such investments was consummated in a noncash transaction and such officer is to issue a note in favor of the Company with interest at prevailing rates and maturing five years from the date of the purchase. Total amounts outstanding under such receivables was $356,000 and $72,000, respectively at December 31, 1996 and 1995. Gains realized by the Company on the sale of these investments to the Company's CEO approximated $22,000 and $7,000, respectively, for the years ended December 31, 1996 and 1995.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Contract Engineering Services:

The DOL has filed a complaint against Job Shop and its principal stockholder for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401(k) retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its principal stockholder and others. At November 22, 1994, the amount due to the Job Shop 401(k) plan was approximately $3.0 million, which amount may have increased since such date as a result of interest and penalties. Neither TGS nor RMI, the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions. The DOL has raised with TGS the possibility that RMI may by liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI did not assume such obligations and paid value for the Job Shop assets which it did purchase. Although TGS believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, the DOL may take a contrary position. If the DOL takes such a position and prevails, it would have a material adverse effect upon the operations of RMI and possibly TGS as a whole. Although TGS is engaged in discussions with the DOL, no assurance can be given that such discussions will result in any settlement acceptable to TGS. During 1996, TGS established a $300,000 reserve with respect to the DOL's claim, however, no assurance can be given that such reserve will be adequate.

In May 1991, prior to the acquisition of Avionics by TGS, the Government Printing Office wrote Avionics asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. Avionics believes that these claims are without merit and intends to contest these claims vigorously if reasserted. Avionics believes that the ultimate disposition of this matter will not have a material adverse affect on consolidated TGS financial position.

Medical Diagnostics:

In May 1996, IMI commenced an arbitration proceeding before the American Arbitration Association in Los Angeles, California against Radman, Inc. ("Radman"), a manufacturer of teleradiology systems and equipment, entitled International Magnetic Imaging, Inc. v. Radman, Inc., alleging fraud and breach of contract and seeking rescission of a purchase agreement between IMI and Radman for a teleradiology system as well as an award of money damages in an amount not less than $485,000, together with interest, attorneys' fees and costs. Radman has asserted certain counterclaims against IMI in such proceeding seeking an award of money damages in the sum of at least $236,000, together with interest, 'exemplary and punitive damages, reasonable attorneys' fees and other costs of the action. This matter is presently pending. IMI believes that it has meritorious defenses to Radman's counterclaims.

In December 1994, IMI placed a purchase order with Advanced NMR Systems, Inc. ("ANMR"), for Instascan MRI equipment upgrade systems for an aggregate of $1.5 million. Three of the systems have been installed at the Centers and the remaining two have not yet been installed at IMI's facilities. By letter dated February 25, 1996, IMI notified ANMR that it was terminating and rescinding the purchase agreements for such equipment as well as certain other related agreements between the parties and seeking the return of the approximate $723,000 previously paid to ANMR as well as money damages as a result of certain material deficiencies in such equipment. By letter dated March 22, 1996, ANMR's counsel denied such claimed deficiencies, disputed IMI's right to terminate such agreements and claimed that IMI is in breach thereof for, among other things, failing to pay the approximate $752,000 balance of the purchase price for such equipment. ANMR also threatened to commence an action against IMI to assert its rights under such agreements. In October 1996, IMI commenced a state court action against ANMR in Florida.

In January 1996, Drs. Ashley Kaye and James Sternberg, two of the former stockholder-directors of IMI-Florida, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Lewis
S. Schiller, chairman of the board of Consolidated and IMI, for alleged violations of securities and common law in connection with the execution in 1994 of an asset purchase agreement between MD Corp. and a subsidiary of IMI and non-payment of the $3,375,000 Subordinated Notes of two subsidiaries of the Company issued to MD Corp. in connection therewith. Although IMI reflects the principal and interest on such subordinated notes as current liabilities on its consolidated balance sheet and no notice of default has been given, no assurance can be given that an adverse decision in any action based on such claims will not have a material adverse effect upon IMI.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Vanguard, on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated and the Company to IMI-Florida and assistance in the negotiation of the acquisition of the Centers, has asserted a claim against the Company and/or SISC that it has the right, among other things, to a 10% interest in the Common Stock of the Company, on a fully-diluted basis, prior to the anticipated initial public offering by IMI and prior to the issuance of certain warrants to DVI, for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of the Centers, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company. If Vanguard commences an action against the Company and prevails, it would have a material adverse effect upon the Company, and, furthermore, if it prevails with respect to its claim for Common Stock, the issuance of such Common Stock could result in a non-cash charge to earnings for the value of such Common Stock, dilution to the stockholders, including the stockholders who purchased stock in the anticipated public offering of IMI, and a reduction in the net tangible book value per share. In addition, the Company may not be able to use Consolidated's net loss or tax loss carryforward to reduce its tax liability if a sufficient number of shares of Common Stock were issued to Vanguard.

Electro-Mechanical and Electro-Optical Products Manufacturing:

Lafayette Industries, Inc., a subsidiary acquired during 1996 via a reverse acquisition, whose business prior to the reverse acquisition was the manufacturer and sale of store fixtures, was discontinued in 1996. The manufacturing facilities for these operations were located in Mexico and were sieved by the landlord. Although Lafayette is contesting the seizure, no assurances can be given that Lafayette will be able to realize any future benefit from these assets and has placed a reserve on the full amount of such assets. Lafayette and its subsidiaries, including SES Holdings and its subsidiaries, are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to various debt agreements, leased equipment and facilities. In connection with those transactions, Lafayette has been notified that it is party to various litigation with individual claims ranging to approximately $1,600,000. Although management has made what it feels is its best estimate of the liability, the nature of the liability is subject to substantial uncertainty. The amount of potential additional liability above that accrued can not be reasonably estimated. Due to the uncertainty of the pending litigation, substantial doubt about Lafayette's ability to continue as a going concer and, certain scope limitations, Lafayette and its subsidiaries received a disclaimer of opinion from its independent auditors who are the same as Consolidated's independent auditors. Lafayette and its subsidiaries represents 5.2% of Consolidated's consolidated revenue and 6.8% of Consolidated's consolidated assets.

Medical Informations Services

On or about September 29, 1995, an action was commenced against Netsmart by the filing of a summons with notice in the Supreme Court of the State of New York, County of New York. The action was commenced by Jacque W. Pate, Jr., Melvin Pierce, Herbert A. Meisler, John Gavin, Elaine Zanfini, individually and derivatively as shareholders of Onecard Health Systems Corporation and Onecard Corporation, which corporations are collectively referred to as "Onecard". The named defendants include, in addition to the subsidiary, officers and directors of the subsidiary and the Company. A complaint was filed on November 15, 1995. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with the organization of the subsidiary in September 1992. The complaint seeks injunctive relief and damages, including punitive damages of $130,000,000. Management believes that the action is without merit, and it will vigorously defend the action. Nevertheless, due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of Netsmart.

(18) New Authoritative Pronouncements

The following describes new authoritative pronouncements that are expected to be applicable to the accounting of the Company's operations:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and Extinguishment of liabilities occurring after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively, retroactive application is prohibited, and early application is not allowed. SFAS No. 125 supersedes SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse". While both SFAS 125 and SFAS No. 776 required a surrender of "control" of financial assets to recognized a sale, the SFAS No. 125 requirements of sale are generally more stringent. SFAS No. 125 is not expected to have a material impact on the Company because they have not been recognizing sales under SFAS No. 77 and will also not be under SFAS No. 125. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

The FASB has issued SFAS N0. 128 "Earnings Per Share" and SFAS 129 "Disclosure of Information About Capital Structure." Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. While the Company has not analyzed SFAS 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts. SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(19) Acquisitions

(i) - On June 16, 1994, a subsidiary of the Company, Carte Medical Holdings ("CMH"), through a wholly-owned subsidiary, CSM Acquisition Corp. ("Acquisition Corporation"), acquired the assets and assumed liabilities of Creative Socio-Medics Inc. ("CSM") pursuant to a plan and agreement of reorganization dated as of April 13, 1994, as amended (the "Purchase Agreement"), among the Company, Carte Medical Corp. ("Carte"), Acquisition Corporation, CSM and Advanced Computer Techniques, Inc. ("ACT"), the parent of CSM. The Company is the parent of SISC, which is the parent of CMH. In connection with the purchase,
(i) Acquisition Corporation purchased the assets and assumed liabilities of CSM in exchange for 800,000 shares of the Company's common stock and $500,000 which was advanced by Carte to Acquisition Corporation from the proceeds of a loan made by SISC, (ii) CMH transferred the stock of Acquisition Corporation to Carte, (iii) in consideration for the transfer of the Acquisition Corporation stock, Carte is to issue to CMH an aggregate of 1,000,000 shares of common stock, of which 450,000 shares are issuable on or about the date Carte receives the proceeds from an initial public offering, and (iv) Acquisition Corporation changed its corporate name to Creative Socio-Medics Corp. At the time of the execution of the Purchase Agreement, SISC granted to former officers of ACT and CSM, options to purchase an aggregate of 202,560 shares of Carte's common stock owned by SISC. The shares of common stock owned by SISC were transferred to CMH subject to the options. The options are exercisable at an exercise price of $.174 per share during the five-year period commencing on June 16, 1994, the date the acquisition of CSM was consummated. At the closing of the acquisition, the Company issued to such individuals an aggregate of 40,000 shares of its common stock. The purchase price of this acquisition included $3,851,000 for customer lists of CSM which will be amortized over 15 years under the straight line method. For accounting purposes, the results of operations of CSM are included with the results of the Company from July 1, 1994 onward.

(ii) - As of September 30, 1994, the Company acquired International Magnetic Imaging, Inc. and its affiliated entities ("IMI, Inc.") in a business combination accounted for as a purchase. The principal operations of IMI, Inc. are in the establishment and operation of outpatient diagnostic centers providing MRI services and other diagnostic modalities. The results of operations of IMI, Inc. are included in the accompanying combined financial statements since the date of acquisition. The total cost of the acquisition was $31,872,000 which exceeded the fair value of net assets of IMI, Inc. By $11,069,000. The excess purchase price, or goodwill, will be amortized by the straight-line method over 20 years.

The other intangibles, specifically restrictive covenants and customer lists, will be amortized by the straight-line method over 3 years and 15 years, respectively.

The following summarizes the purchase price allocated to acquired assets at fair value.

  Cash                                               $ 6,960,000
  Subordinated Debt                                   19,863,000
  Stock (3,343,000 shares at.$0.87 per share)          2,920,000
  Notes [Covenants]                                      800,000
  Acquisition Costs                                    1,329,000
                                                       ---------
  Purchase Cost                                      $31,872,000
                                                      ==========

Allocated to:
  Cash                                               $ 2,350,000
  Other Assets                                           421,000
  Covenants-Not-to-Compete                             3,303,000
  Property, Plant and Equipment                       10,903,000
  Accounts Receivable                                  7,379,000
  Managed Care Contracts - Customer Lists              5,656,000
  Liabilities Assumed                                ( 9,209,000)
  Goodwill                                            11,069,000
                                                      ----------
  Total                                              $31,872,000
                                                      ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The cash portion of the purchase price was subsequently refinanced through DVI. The notes issued in connection with the acquisition of the centers balloon primarily in September 1996, with notes in the principal amount of $860,000 maturing in September 1997. The notes issued to acquire the management and radiology company, balloon and mature in September 1997 and 1999, respectively. In connection with this acquisition, the Company, through its subsidiaries, borrowed an aggregate of approximately $7.1 million on a secured, term-loan basis over 60 months pursuant to loan and security agreements among the Company's subsidiaries and DVI Financial Services, Inc. d.b.a. DVI Capital. For accounting purposes, the results of operations of IMI are included with the results of the Company from October 1, 1994 onward.

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

(a) - Pursuant to an asset purchase agreement dated as of August 19, 1994 among ITS Management Corp., a Delaware Corporation and wholly-owned subsidiary of the Company ("ITS"), Job Shop and the sole stockholder of Job Shop, ITS acquired substantially all of the assets of Job Shop in exchange for 750,000 shares of the Company's common stock valued at $450,000, and the assumption of certain scheduled liabilities. The principal liability assumed was a $2 million obligation due to the Internal Revenue Service pursuant to a settlement arrangement which Job Shop had negotiated. The initial $500,000 payment was made in November, 1994. The balance is due in 15 monthly installments of $100,000, commencing May, 1995. Such amounts were paid off in 1996.

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

(iv) - In May 1995, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB"), Joseph G. Sicinski and Concept Technologies Group, Inc. ("Concept"), pursuant to which SISC, DLB and Mr. Sicinski transferred to Concept all of the issued and outstanding common stock of Trans Global, in exchange for a controlling interest in Concept. Concepts common stock and warrants are traded on the NASDAQ Small Cap Market. Trans Global's common stock was owned by SISC (91.6%), DLB (5.0%) and Mr. Sicinski (3.4%). DLB is owned by Ms. Carol Schiller, wife of Mr. Lewis
S. Schiller, the Company's chairman of the board, president and chief executive officer. Mr. Schiller disclaims all beneficial interest in the securities owned by DLB. Mr. Sicinski is president of Trans Global. Trans Global, which operates through two subsidiaries, ARC and RMI is engaged in the business of providing engineers, designers and other technical personnel to its clients, which include major companies in the aerospace, electronics and computer industries. Concept owns and operates Klipsch Loudspeaker business, and, through a subsidiary, is the developer and owner of proprietary technologies with applications in environmental noise cancellation, medical monitoring, defense and communications. Following the consummation of the transaction, the business of Trans Global became Concept's principal business.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(v) - On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC. The amounts due SISC from SESH and its subsidiaries as of December 20, 1996, as well as any future advances made by SISC to SESH or its subsidiaries, are collateralized by a pledge of 1,060,000 shares of TGS stock that is held by SISC for the benefit of SESH. Pro forma information on this transaction is not presented as, at the date of this transaction, the Lafayette was considered a public shell and, accordingly, the transaction was not considered a business combination. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

The following pro forma unaudited results assume the above four acquisitions had occurred at the beginning of the indicated periods:

                                          Year Ended December 31,
                                1996               1995                1994
                                ----               ----                ----
Net Revenues                $114,924,000       $110,761,000        $ 98,687,000
                             ===========           ========          ==========
Net Loss                   ($  8,972,000)    ($  11,421,000)       ($11,948,000)
                             ===========       ============          ==========
Net Loss per Share                ($0.22)            ($0.51)             ($0.76)
                                    ====               ====                ====


The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(20) Commitments

Restated Employment Agreements

Chief Executive Officer:

During May 1996, the Company agreed to an amendment and restatement of the chief executive officer's ("CEO") employment contract, effective as of January 1996, which supersedes the prior contract. Per the terms of the restated contract the CEO receives a salary of $500,000 per year through the year 2000, the expiration date of the contract. Commencing January 1, 1996 and on each January 1 thereafter during the term of the contract, the CEO shall receive an increase in annual compensation equal to the greater of (A) 5% of his salary in effect prior to the increase or (B) a cost of living increase. In addition, the CEO is entitled to a bonus equal to 10% of the amount by which the greater of (A) the Company's consolidated income before taxes, determined in accordance with generally accepted accounting principles or, (B) the Company's consolidated net cash flow exceeds $600,000. Net cash flow is calculated as consolidated net income, plus depreciation, amortization and other noncash items of expense, minus payments of principal amounts of indebtedness, all determined in accordance with generally accepted accounting principles. Additional benefits to be received by the CEO include: (a) four weeks paid vacation; (b) disability insurance providing for the payment to the CEO of a minimum of 60% of his salary; (c) life insurance with a face value of $2,000,000, payable to the CEO's designated beneficiary; (d) health, vision and dental insurance; and (e) an automobile to be provided to the CEO by the Company. Furthermore, the restated employment agreement confirms the right of the CEO to purchase 10% of the Company's equity interest in its subsidiaries and other investments. The purchase price for such interests is 110% of the Company's cost of such securities as defined in the agreement, which is payable by the CEO's six year non-interest bearing promissory notes. At December 31, 1996, the amount due from the CEO with respect to such purchases was approximately $356,000.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Chief Financial Officer:

Mr. George W. Mahoney, chief financial officer of the Company, has an employment agreement with Consolidated for a term commencing October 1, 1994 and ending December 31, 2007. Mr. Mahoney's annual salary increases to $189,000 for the current contract year, which ends on December 31, 1997 and increases annually thereafter until the twelfth year for which his annual salary is $353,000. The agreement also provides for two bonuses to Mr. Mahoney. One bonus is equal to the greater of 2.5% of Consolidated's net pre-tax profits or 2.5% of Consolidated's net cash flow, and the other is equal to the greater of 2.5% of IMI's net pre-tax profits or 2.5% of IMI's net cash flow. In addition, the Company paid Mr. Mahoney bonuses of $100,000 and $40,000 in 1996 for services relating to certain of the Company's loans from DVI pursuant to amendments to his employment agreement. Mr. Mahoney also receives a $6,000 allowance for an automobile which may be used for personal as well as business purposes and life insurance of $1,000,000 on which he may designate the beneficiary.

Consolidated Technology Group, Ltd. and Subsidiaries
December 31, 1996

EX-10.7 Employment Agreement Dated March 31, 1997, Between the Registrant and
        George W. Mahoney

Reference is made to the Employment Agreement dated March 21, 1995, as amended October 31, 1995, November 9, 1995, December 22, 1995, April 1, 1996 and June 16, 1996, by and between GEORGE W. MAHONEY and CONSOLIDATED TECHNOLOGY GROUP LTD. (the "Agreement"). All capitalized terms used herein shall have the meanings ascribed to them in the Agreement unless a separate definition for such term is contained herein. The Company and the Executive hereby agree to amend the Agreement as set forth below.

1.     Paragraph 3.1 of the Agreement is hereby amended to read as follows;

3.1. The term of this Agreement shall commence on October 1, 1993 and expire on December 31, 2007 (or any such later date as Executive may be required to be employed by the company or any of its subsidiaries pursuant to any Loan and Security Agreement with DVI Financial Services, Inc. or its affiliates), subject to earlier termination as hereinafter provided in Paragraph 3.2 hereof (the "Term") ."

2. Paragraph 4(a) of the Agreement is hereby amended to provide that the Base Salary during calendar 2003 shall be $270,000, during calendar 2004 shall be $269,000, during calendar 2005 shall be $309,000, during calendar 2006 shall be $331,000 and during calendar 2007 which is the last year during the Term hereof, the Base Salary shall be $353,000.

3. The references in Paragraph 4(b) of the Agreement to it with respect to Pre-Tax Profits and Net Cash Flow are hereby amended to change such percentage, in all such instances, to two and one-half percent (2-1/2%).

4.     Paragraph 4(b)(aa) through (dd) is hereby amended and a new subparagraph
(ee) is hereby amended to such Paragraph, all of which shall read as follows:

(aa) any compensation or similar expense incurred or recognized by the Company in connection with the issuance of securities of the Company for purchase prices which are less than, or warrants, options or other convertible securities which are exercisable at prices below, fair market value; and

(bb) the greater of (i) $200,000, or (ii) an aggregate of the amount of any increase in the base salary of Dr. Stephen A. Schulman which exceeds $250,000 per year, plus any increase in Dr. Schulman's bonus which exceeds $700,000, plus any minimum bonus payments or other advances (including expense allowances or reimbursements) or payments (including dividends) to Dr. Schulman which may be granted or paid by the Company after February 1, 1995, plus any additional incentive compensation that may be granted to Dr. Schulman on and after February 1, 1995 (other than stock options) and plus any expenses incurred by the Company (including legal fees) in connection with the amendment or modification of any agreement or other documentation to which Dr. Schulman and the Company are parties;

(cc) $185,000 representing operating expenses attributable to compensation payable to IMI's management;

(dd) the amount of any sums due to IMI from any seller (or any principal thereof) under any purchase agreement between IMI and any such seller which were previously or are hereafter waived by IMI;

(ee) the amount of all payments made to all officers and directors of the company or IMI, as the case may be, whether pursuant to existing employment agreements between such individuals and the Company or IMI, as the case may be, or otherwise."

Except as set forth above, none of the other terms or provisions of the Agreement shall be amended or modified by this Amendment, all of which shall remain in full force and effect. In the event of any inconsistency between the terms of the Agreement and the terms of this Amendment, the terms of this Amendment shall control.

IN WITNESS WHEREOF the parties hereto have executed this Agreement on the - 31st day of March, 1997.

                                          CONSOLIDATED TECHNOLOGY GROUP LTD.

                                          /s/Lewis S. Schiller
                                          Chief Executive officer

                                          /S/George W. Mahoney

Consolidated Technology Group, Ltd. and Subsidiaries
December 31, 1996

EX-11.1 Calculation of Earnings per Share


Net Loss:                                                      ($9,570,000)

Loss per Share:

   Loss per share - Note 1                                          ($0.23)
                                                                    =======

   Loss per Share - assuming full dilution -  Note 2
                                                                    ($0.22)
                                                                    =======
Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (41,639,293) for the year ended December 31, 1996). No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
(i) Assumes that 200,000 common shares issued pursuant to the exercise of stock options were outstanding as of the beginning of the indicated periods.

(ii) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the year ended December 31, 1996 as quoted on the NASD.

(iii) Assumes that the current year conversions of preferred stock into 453,255 and 5,690,757 of common shares for the year ended December 31, 1996 occurred at the beginning of the indicated periods.

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

Consolidated Technology Group, Ltd.

EX 21.1 List of Subsidiaries of the Registrant

State of Company                                      Incorporation
----------------                                      -------------
Consolidated Technology Group Ltd.                    New York
SIS Capital Corp.                                     Delaware
The Trinity Group Inc.                                Delaware
Carte Medical Holdings                                Delaware
Carte Medical Corp.                                   Delaware
Creative Socio-Medics                                 Delaware
IMI Acquisition Corp.                                 Delaware
International Magnetic Imaging                        Florida
MD Corp.                                              Florida
MRI-Net                                               Florida
IMI Acquisition of Pine Island Corporation            Florida
IMI Ltd. Partner Acq. of Pine Island, Inc.            Florida
IMI Acquisition of North Miami Beach Corporation      Florida
IMI Ltd. Partner Acq. of North Miami, Inc.            Florida
IMI Acquisition of Boca Raton Corporation             Florida
IMI Ltd. Partner Acq. of Boca Raton, Inc.             Florida
IMI Acquisition of South Dade Corporation             Florida
IMI Ltd. Partner Acq. of South Dade, Inc.             Florida
IMI Acquisition of Oakland Park Corporation           Florida
IMI Ltd. Partner Acq. of Oakland, Inc.                Florida
IMI Acquisition of Orlando Corporation                Florida
IMI Ltd. Partner Acq. of Orlando, Inc.                Florida
PODC Acquisition Corporation                          Florida
PODC Ltd. Partner Acq. Corporation                    Florida
IMI Acquisition of Puerto Rico Incorporated           Puerto Rico
IMI Acquisition of Arlington Corp.                    Virginia
IMI Acquisition of Kansas Corporation                 Kansas
MD Acquisition Corporation                            Delaware
MD Ltd. Partner Acq. Corporation                      Delaware
TeleVend, Inc.                                        Delaware
ARC Networks Corp.                                    New York
Trans Global Services, Inc.                           Delaware
Resource Management International, Inc.               Delaware
ARC Acquisition Group, Inc.                           New York
Avionics Research Corp.                               New York
Avionics Research Corporation of Florida              Florida
SES Holdings Corp.                                    Delaware
Sequential Electronic Systems, Inc.                   Delaware
S-Tech, Inc.                                          Delaware
Industry Lighting, Inc.                               Delaware
3D Holdings, Inc.                                     Delaware
CDS Acquisition Corp.                                 Delaware
CDS, Inc.                                             Delaware
3D Technology, Inc.                                   Delaware
3D Imaging International, Inc.                        Delaware
Universal International, Inc.                         Delaware
Universal International of Orlando, Inc.              Florida
WWR Technology, Inc.                                  Delaware
Audio Animation, Inc.                                 Delaware
Prime Access, Inc.                                    Delaware
TGS Services Corp.                                    Delaware
Concept Technologies Group, Inc.                      Delaware
Vero Technologies, International                      Delaware
Lafayette Industries, Inc.                            Delaware