Form 10-Q
period 1997-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1997-05-20
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        The Quarter Ended March 31, 1997
                          Commission File Number 0-4186

                       CONSOLIDATED TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)

           New York                                          13-1948169
(State of other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification Number)

       160 Broadway, New York, NY                                    10038
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

Yes  X    No
    ---
      Number of common shares outstanding as of April 30, 1997: 45,799,579

                       Consolidated Technology Group, Ltd.
                                      Index

                                                                          Page
                                                                          ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1997 and December 31, 1996         3-4

Consolidated Statements of Operations - Three Months Ended
 March 31, 1997 and 1996                                                    5

Consolidated Statement of Shareholders' Equity - Three Months
 Ended March 31, 1997                                                       6

Consolidated Statements of Cash Flows - Three Months Ended
 March 31, 1997 and 1996                                                   7-9

Notes to Consolidated Financial Statements                                10-15

Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations:                             16-28

Part II:

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K:                                   29

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                December 31,
                                                              March 31,             1996
                                                                1997              Restated
                                                             (Unaudited)        (footnote 7)
                                                             -----------        ------------
Assets:
 Current assets:
  Cash and cash equivalents                                  $ 2,652,000         $ 2,846,000
  Receivables, net of allowances                              21,887,000          21,134,000
  Inventories                                                  3,160,000           3,138,000
  Loans receivable                                               112,000             269,000
  Prepaid expenses and other current assets                      696,000             619,000
  Excess of accumulated costs over related billings            1,026,000             938,000
                                                               ---------             -------
   Total current assets                                       29,533,000          28,944,000
                                                              ----------          ----------

 Property, plant and equipment, net                           13,700,000          14,421,000
                                                              ----------          ----------

 Other assets:
  Capitalized software development costs                         496,000             251,000
  Goodwill, net                                               10,404,000          10,553,000
  Covenants not to compete, net                                  565,000             886,000
  Customer lists, net                                         10,546,000          10,775,000
  Deferred offering costs                                        979,000             589,000
  Loans receivable, long-term                                         --               7,000
  Receivables, related parties                                 1,003,000           1,296,000
  Trademark, net                                                 365,000             368,000
  Investments in common stock, long-term                         353,000             241,000
  Other assets                                                 1,752,000           1,395,000
                                                               ---------           ---------
   Total Other Assets                                         26,463,000          26,361,000
                                                              ----------          ----------
    Total Assets                                             $69,696,000         $69,726,000
                                                             ===========         ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                December 31,
                                                              March 31,             1996
                                                                1997              Restated
                                                             (Unaudited)        (footnote 7)
                                                             -----------        ------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses                      $11,089,000         $11,185,000
  Accrued payroll and related expenses                         3,313,000           2,731,000
  Accrued interest                                               732,000             170,000
  Income taxes payable                                           746,000             738,000
  Interim billings in excess of costs and estimated profits    1,351,000           1,444,000
  Notes payable, related parties                                 399,000             295,000
  Subordinated debt, related parties                             924,000             924,000
  Current portion of long-term debt                            9,831,000           9,183,000
  Current portion of subordinated debt                         6,242,000           6,269,000
  Current portion of capitalized lease obligations             1,348,000           1,377,000
                                                               ---------           ---------
   Total current liabilities                                  35,975,000          34,316,000
                                                              ----------          ----------

 Long-term liabilities:
  Deferred interest                                              224,000             568,000
  Long-term debt                                              15,956,000          16,467,000
  Capitalized lease obligations                                2,635,000           2,981,000
  Subordinated debt                                              268,000             312,000
                                                                 -------             -------
   Total long-term liabilities                                19,083,000          20,328,000
                                                              ----------          ----------

Minority interest                                             14,360,000          12,617,000
                                                              ----------          ----------

Shareholders' equity:
 Preferred stock                                                  31,000              26,000
 Additional paid-in-capital, preferred stock                     112,000              92,000
 Common stock (50,000,000 shares authorized, 45,795,828
  shares issued and outstanding as of March 31, 1997
  and December 31, 1996)                                         458,000             458,000
 Additional paid-in-capital, common stock                     52,005,000          52,005,000
 Accumulated deficit                                         (52,525,000)        (50,218,000)
 Unrealized gain on exchange translation                         185,000              86,000
 Net unrealized gain (loss) on long-term investments
  in common stock                                                 12,000              16,000
                                                                  ------              ------
   Total shareholders' equity                                    278,000           2,465,000
                                                                 -------           ---------

    Total Liabilities and Shareholders' Equity               $69,696,000         $69,726,000
                                                             ===========         ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited


                                                  Three Months Ended March 31,
                                                      1997             1996
                                                      ----             ----

Revenues                                          $31,969,000      $26,513,000

Direct Costs                                       26,994,000       20,699,000
                                                   ----------       ----------

Gross Profit                                        4,975,000        5,814,000

Selling, General and Administrative                 6,482,000        7,822,000
                                                    ---------        ---------

Loss from Operations                               (1,507,000)      (2,008,000)
                                                   -----------      -----------

Other Income (Expense):
   Interest expense                                (1,220,000)        (963,000)
   Other income, net                                  451,000          164,000
   Gain (loss) from security sales                         --           37,000
                                                   ----------           ------
     Total other expense, net                        (769,000)        (762,000)
                                                     ---------        ---------

Loss Before Income Taxes and Minority Interest     (2,276,000)      (2,770,000)

Income Taxes                                         (478,000)         (76,000)

Minority Interest in Loss of Subsidiaries             447,000          754,000
                                                      -------          -------

Net Loss                                          ($2,307,000)     ($2,092,000)
                                                  ============     ============

Net loss per common share                              ($0.05)          ($0.06)
                                                       =======          =======

Weighted average number of common shares           45,795,828       33,671,873
                                                   ==========       ==========


                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                    for the Three Months Ended March 31, 1997

                                          Balance at                                                        Net
                                         December 31,                                    Unrealized      Unrealized      Balance
                                             1996           Issuance                       Gain on       Investment        at
                                           Restated        of Series H        Net         Exchange        Security      March 31,
                                         (footnote 7)       Preferred        Loss        Translation        Loss          1997
                                         ------------      ----------        ----        -----------        ----          ----
Preferred stock $1.00 par value,
   6% Series A, Authorized
   77,713 shares:
     Shares                                   22,891              0                0              0            0            22,891
     Amounts                             $    23,000        $     0       $        0       $      0       $    0       $    23,000

Preferred stock, $1.00 par value,
   $3.50 and $.10, Series B and E,
   8,000 shares authorized each:
     Shares                                      262              0                0              0            0               262
     Amounts                             $     1,000        $     0       $        0       $      0       $    0       $     1,000

Preferred stock, $1.00 par value,
   $8.00 subordinated Series F,
   6,000 shares authorized:
     Shares                                    2,700              0                0              0            0             2,700
     Amounts                             $     2,000        $     0       $        0       $      0       $    0       $     2,000

Preferred stock, $1.00 par value,
   Convertible Series H,
   55,000 shares authorized, with a
   liquidation preference of $25,330:
     Shares                                        0          5,066                0              0            0             5,066
     Amounts                             $         0        $ 5,000       $        0       $      0       $    0       $     5,000
                                         -----------        -------       ----------       --------       ------       -----------

Total Preferred stock, par               $    26,000        $ 5,000       $        0       $      0       $    0       $    31,000

Additional paid-in capital preferred
   stock                                 $    92,000        $20,000       $        0       $      0       $    0       $   112,000

Common stock, $0.01 par value,
   50,000,000 shares authorized:
     Shares                               45,795,828              0                0              0            0        45,795,828
     Amounts                             $   458,000        $     0       $        0       $      0       $    0       $   458,000

Additional paid-in capital,
   common stock                          $52,005,000        $     0       $        0       $      0       $    0       $52,005,000
Accumulated deficit                     ($50,218,000)       $     0      ($2,307,000)      $      0       $    0      ($52,525,000)
Unrealized exchange translation          $    86,000        $     0       $        0       $ 99,000       $    0       $   185,000
Net unrealized gain on long-term
   investments in common stock           $    16,000        $     0       $        0       $      0      ($4,000)      $    12,000
                                         -----------        -------       ----------       --------      --------      -----------

   Total shareholders' equity            $ 2,465,000        $25,000      ($2,307,000)      $ 99,000      ($4,000)      $   278,000
                                         ===========        =======      ============      ========      ========      ===========

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                Three Months Ended March 31,
                                                                                    1997             1996
                                                                                    ----             ----
Cash Flows from Operating Activities:
 Net loss                                                                       ($2,307,000)     ($2,092,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                  1,813,000        1,626,000
   Impaired asset write-offs                                                             --          192,000
   Minority interest in net loss of consolidated subsidiaries                      (447,000)        (754,000)
   Bad debt expense                                                                 491,000          238,000
   Loss from equity method investments                                               58,000               --
   Noncash expense from subsidiaries issuance of options and warrants                52,000        2,075,000
   (Gain) loss from security sales                                                       --          (37,000)
   Loss on disposal of fixed assets                                                      --           99,000
   Deferred interest                                                               (344,000)              --
  Change in assets and liabilities:
   (Increase) decrease in assets:
     Receivables                                                                 (1,244,000)      (2,191,000)
     Inventories                                                                    (22,000)          65,000
     Prepaid expenses and other current assets                                      (77,000)        (374,000)
     Excess of accumulated costs over related billings                              (88,000)        (108,000)
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                          (96,000)        (883,000)
     Accrued payroll taxes and related expenses                                     582,000        2,732,000
     Accrued interest                                                               562,000          108,000
     Income taxes payable                                                             8,000           75,000
     Interim billings in excess of costs and estimated profits                      (93,000)        (385,000)
                                                                                    --------        ---------
        Total adjustments                                                         1,155,000        2,478,000
                                                                                  ---------        ---------
         Net cash provided by (used in) operating activities                     (1,152,000)         386,000
                                                                                 -----------         -------

                                                                                                   (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                Three Months Ended March 31,
                                                                                    1997             1996
                                                                                    ----             ----
Cash Flows from Investing Activities:
 Increase in other assets                                                           114,000          105,000
 Capital expenditures                                                              (275,000)      (1,176,000)
 Capitalized software development costs                                            (258,000)          (1,000)
 Investments in securities                                                         (148,000)        (325,000)
 Proceeds from sale of securities                                                        --          128,000
 Payments for loans made                                                            (20,000)      (1,011,000)
 Collections for repayment of loans made                                            114,000          926,000
                                                                                    -------          -------
          Net cash used in investing activities                                    (473,000)      (1,354,000)
                                                                                   ---------      -----------

Cash Flows from Financing Activities:
 Deferred offering costs                                                           (389,000)        (114,000)
 Net advances from asset based lender                                               639,000       (1,179,000)
 Proceeds from issuance of notes payable                                            671,000        9,001,000
 Repayment of notes payable                                                      (1,069,000)      (1,046,000)
 Repayment of subordinated debt                                                     (71,000)      (6,333,000)
 Payments on capital lease obligations                                             (375,000)        (326,000)
 Issuance of common stock                                                                --          500,000
 Subsidiaries issuance of common stock                                            2,000,000          375,000
 Issuance of preferred stock                                                         25,000               --
                                                                                     ------        ---------
          Net cash provided by (used in) financing activities                     1,431,000          878,000
                                                                                  ---------          -------

Net Increase (Decrease) in Cash and Cash Equivalents                               (194,000)         (90,000)

Cash and Cash Equivalents at Beginning of Period                                  2,846,000        1,636,000
                                                                                  ---------        ---------

Cash and Cash Equivalents at End of Period                                       $2,652,000       $1,546,000
                                                                                 ==========       ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
  Interest                                                                        $1,001,000         $855,000
                                                                                  ==========         ========
  Income taxes                                                                      $469,000               --
                                                                                    ========

                                                                                                   (concluded)

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                    Unaudited

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Three Month Period Ended March 31, 1997:

  (1) - A subsidiary of the Company, operating in the Telecommunications segment, issued warrants to purchase stock that carry a below market exercise price and in connection therewith recorded a non cash deferred discount of $485,000 of which $52,000 was expensed during the three months ended March 31, 1997.

During the Three Month Period Ended March 31, 1996:

  (1) - A subsidiary of the Company, operating in the Medical Information Services segment, issued stock options and warrants to purchase stock and in connection therewith recorded non cash expense of $2,075,000 which is the amount that the fair market value of the stock exceeded the exercise price.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group, Ltd. and Subsidiaries, (the "Company"), as of March 31, 1997 and December 31, 1996, the statement of changes in shareholders' equity for the three months ended March 31, 1997 and the results of its operations and changes in cash flows for the three months ended March 31, 1997 and 1996.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1996 Form 10-K.

(3) Interim Results - The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

(5) Equity - Issuance of Series H Convertible Preferred Stock - During the three months ended March 31, 1997 the Company issued 5,066 shares in a private placement to qualified investors and received proceeds of $25,000. Each share of the Series H Preferred stock will be automatically converted into 2,727 shares of common stock upon the filing of a certificate of amendment to the Company's certificate of incorporation which increases the Company's authorized common stock to at least 200 million shares and reduces the par value per share of common stock to $0.0018 per share, subject to adjustment in the event of any reverse split of common stock. The Series H Preferred stock will receive a non-cumulative annual dividend of $0.30 per share if and when declared by the board of directors. No such dividends have been declared as of March 31, 1997. The Series H Preferred stockholders have no voting rights except as provided by law. The Series H Preferred Stock is redeemable at the option of the Company for $10.00 per share plus any unpaid dividends and have a liquidation preference of $5.00 per share plus any unpaid dividends.

(6) Industry Segments - The Company currently classifies its operations into eight business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic imaging services; (iii) Electro-Mechanical and Electro- Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local and long-distance telephone service; (vi) Three Dimensional Products and Services consists of subsidiaries that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering;
(vii) Audio Products Manufacturing consists of a subsidiary that manufactures and sells a professional line of loudspeakers, and (viii) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Certain reclassifications have been made from the prior year presentation whereby the holding company of Trans Global Services, Inc. is presented as a part of the contract engineering services segment and in the prior year it was included with corporate and other. Inter segment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6) Industry Segments:
                                                   Three Months Ended March 31,
                                                       1997           1996
                                                       ----           ----
Revenues:
 Contract Engineering Services                     $19,249,000    $13,471,000
 Medical Diagnostics                                 7,699,000      8,114,000
 Audio Products Manufacturing                          694,000        671,000
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                               704,000        649,000
 Medical Information Services                        1,572,000      2,561,000
 Telecommunications                                  1,978,000        742,000
 Three Dimensional Products and Services                66,000        298,000
 Business Consulting Services                            7,000          7,000
                                                         -----          -----
  Total Revenues                                   $31,969,000    $26,513,000
                                                   ===========    ===========

Gross Profit (Loss):
 Contract Engineering Services                     $ 1,417,000    $   834,000
 Medical Diagnostics                                 3,028,000      3,841,000
 Audio Products Manufacturing                           97,000        137,000
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                                17,000         94,000
 Medical Information Services                          157,000        662,000
 Telecommunications                                    214,000         39,000
 Three Dimensional Products and Services                38,000        200,000
 Business Consulting Services                            7,000          7,000
                                                         -----          -----
  Total Gross Profits                               $4,975,000     $5,814,000
                                                    ==========     ==========
Income (Loss) from Operations:
 Contract Engineering Services                      $   55,000    ($  456,000)
 Medical Diagnostics                                   898,000      1,883,000
 Audio Products Manufacturing                         (160,000)      (144,000)
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                              (252,000)      (168,000)
 Medical Information Services                         (482,000)    (1,872,000)
 Telecommunications                                   (366,000)      (280,000)
 Three Dimensional Products and Services              (323,000)      (450,000)
 Business Consulting Services                          (27,000)        (9,000)
 Corporate and Other                                  (850,000)      (512,000)
                                                      ---------      ---------
  Total Loss from Operations                       ($1,507,000)   ($2,008,000)
                                                   ============   ============

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6) Industry Segments:
                                                   Three Months Ended March 31,
                                                       1997           1996
                                                       ----           ----
Net Income (Loss):
   Contract Engineering Services                   ($   98,000)   ($  473,000)
   Medical Diagnostics                                 106,000      1,196,000
   Audio Products Manufacturing                       (194,000)      (158,000)
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                            (262,000)      (171,000)
   Medical Information Services                       (255,000)    (1,525,000)
   Telecommunications                                 (424,000)      (301,000)
   Three Dimensional Products and Services            (414,000)      (499,000)
   Business Consulting Services                        (27,000)        (9,000)
   Corporate and Other                                (739,000)      (152,000)
                                                      ---------      ---------
     Total Net Loss                                ($2,307,000)   ($2,092,000)
                                                   ============   ============

Depreciation and Amortization:
   Contract Engineering Services                    $  123,000     $  114,000
   Medical Diagnostics                               1,337,000      1,242,000
   Audio Products Manufacturing                         81,000         41,000
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                              17,000         16,000
   Medical Information Services                        128,000        110,000
   Telecommunications                                   21,000          8,000
   Three Dimensional Products and Services             101,000         90,000
   Business Consulting Services                             --          1,000
   Corporate and Other                                   5,000          4,000
                                                         -----          -----
     Total Depreciation and Amortization            $1,813,000     $1,626,000
                                                    ==========     ==========

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6) Industry Segments:
                                                   Three Months Ended March 31,
                                                       1997           1996
                                                       ----           ----
Capital Expenditures:
 Contract Engineering Services                      $   18,000     $   19,000
 Medical Diagnostics                                   146,000      1,121,000
 Audio Products Manufacturing                           43,000         12,000
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                                 7,000             --
 Medical Information Services                           48,000         20,000
 Telecommunications                                      6,000             --
 Three Dimensional Products and Services                 7,000             --
 Business Consulting Services                               --             --
 Corporate and Other                                        --          4,000
                                                    ----------          -----
  Total Capital Expenditures                        $  275,000     $1,176,000
                                                    ==========     ==========


                                                    March 31,      December 31,
                                                      1997             1996
                                                      ----             ----
Identifiable Assets:
 Contract Engineering Services                    $10,652,000      $ 9,691,000
 Medical Diagnostics                               41,607,000       42,987,000
 Audio Products Manufacturing                       1,556,000        1,478,000
 Electro-Mechanical and Electro-Optical
  Products Manufacturing                            3,613,000        3,386,000
 Medical Information Services                       7,436,000        8,258,000
 Telecommunications                                 2,691,000        1,655,000
 Three Dimensional Products and Services            1,018,000        1,068,000
 Business Consulting Services                         253,000          278,000
 Corporate and Other                                  870,000          925,000
                                                      -------          -------
  Total Net Loss                                  $69,696,000      $69,726,000
                                                  ===========      ===========

               Consolidated Technology Group Ltd. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Lafayette Settlement Agreement- On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

Lafayette's Form 10-KSB for its year ended December 31, 1996, filed April 15, 1997, included a disclaimer of opinion by Lafayette's independent certified public accountants. This report disclosed that there was substantial doubt with respect to Lafayette's ability to continue as a going concern. In addition, Lafayette's accountants reported that they were unable to obtain written representations from Lafayette's counsel regarding litigation relating, among other things, to financial guarantees. Because of material uncertainties on the part of the Company and SISC with respect to Lafayette's guarantees, pending litigation, the accuracy of representations and warranties made by Lafayette in the December 20, 1996 Stock Purchase Agreement with SISC, DLB, Inc. ("DLB") and Lewis S. Schiller ("LSS") (the "Agreement"), the accuracy and completeness of Lafayette's financial statements with respect to material liabilities, Lafayette's financial condition and other matters, all of which were brought to the attention of Lafayette by SISC following the discovery thereof, SISC's and Lafayette's respective boards of directors determined that, in order to avoid costly and time consuming litigation, Lafayette and SISC would enter into an agreement providing for, among other things, the following: (a) Lafayette's transfer to SPECTEC, Inc., ("SPECTEC"), a majority owned subsidiary of SISC, and to DLB and LSS, as their respective interest appear, of all of Lafayette's interest in SES Holdings Corp. ("SESH") acquired by Lafayette pursuant to the Agreement; (b) SISC's transfer (or the transfer to Lafayette by any other holder) of all of the Class A Convertible Preferred Stock and Series B Redeemable Preferred Stock of Lafayette issued by Lafayette in consideration of the purchase of the capital stock of SESH under the Agreement; (c) DLB's and LSS's waiver of their respective rights, as provided for in the Agreement, to receive any shares of Lafayette Common Stock; (d) the cancellation of all obligations for loans and/or advances by Lafayette to SESH or subsidiaries of SESH and the treatment of the amount of any such loans and/or advances as additional contributions to capital; (e) the indemnification by SPECTEC of Lafayette, on a limited basis, from and against any losses or damages resulting from claims by those investors who purchased from Lafayette 8,000,000 shares of Lafayette's capital stock in private transactions between December 20, 1996 and April 21, 1997; and (f) the delivery by SPECTEC to Lafayette of any of such securities purchased by such investors which were delivered to such investors by Lafayette. A Settlement Agreement containing the foregoing provisions was consummated between Lafayette, SISC., DLB, Lewis S. Schiller and SPECTEC as of April 21, 1997.

               Consolidated Technology Group Ltd. and Subsidiaries
                 Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

At the time of the reverse acquisition, Lafayette's prior operations were discontinued and the statement of operations for the year ended December 31, 1996 and the three months ended March 31, 1997 do not include any operating activity related to Lafayette. As of December 31, 1996, the assets and liabilities of Lafayette included in the Company's consolidated balance sheet consisted of the following:

Cash                                                              $1,020,056
Loans receivable                                                      49,000
Prepaid and other current assets                                      23,724
Receivables, long-term                                               441,000
Receivables, related parties                                          85,000
Other assets                                                         469,227
                                                                   ---------
    Total assets                                                   2,088,007
                                                                   ---------
Accounts payable and accrued expenses                              1,201,975
Notes payable, related parties                                       689,447
Current portion of long-term debt                                    458,333
Convertible debentures                                               700,000
Current portion of capitalized lease obligations                      99,182
                                                                   ---------
    Total liabilities                                              3,148,937
                                                                   ---------
        Net liabilities disposed of                               $1,060,930
                                                                   =========

As of December 31, 1996, the Company's investment in Lafayette was in excess of Lafayette's equity resulting in a reduction in the Company's additional paid-in capital of $1,060,930. The December 31, 1996 balance sheet has been restated to conform with the current period presentation whereby the above assets and liabilities and the decrease in additional paid-in capital were reversed.

(8) - Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables to the segments. The Company's segments routinely assess the financial strength of its customer and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global Services, Inc., (TGS"), which operates in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 81% of the total revenues of the segment for the three months ended March 31, 1997. These same clients account for approximately 80% of the outstanding accounts receivable of TGS. TGS's revenues for the three months ended March 31, 1997 amount to $19,249,000, or 60%, of the Company's consolidated revenues. TGS's outstanding accounts receivable amounts to $5,689,000, or 26%, of the Company's consolidated accounts receivable as of March 31, 1997. Netsmart Technologies, Inc., ("Netsmart"), which operates in the Medical Information Services segment, cumulatively, from 1995 through March 31, 1997 has derived approximately $2.4 million, or 88.1%, of its revenue from one contract and as of March 31, 1997 such contract is more than 80% complete. As of March 31, 1997, the receivable balance due from such contract represents 21% of Netsmart's outstanding receivables. Netsmart's outstanding receivables as of March 31, 1997 amounts to $2,110,000, or 10%, of the Company's consolidated accounts receivable as of March 31, 1997. Overall, between these two segments, six customers represent approximately 53% of the Company's consolidated revenue for the three months ended March 31, 1997 and approximately 23% of the Company's consolidated accounts receivable balance at March 31, 1997.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

Going Concern

For the three months ended March 31, 1997, (the "March 1997 period"), the Company incurred a net loss of $2,307,000 and has an accumulated deficit at March 31, 1997 of $52,525,000 and approximately $6,760,000 of debt that is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of the Company's subsidiary's marketing efforts and their efforts to obtain sufficient funding to enable them to continue operations. Management's plan is to continue efforts to raise capital through initial public offerings of the underlying subsidiary's equity and to manage them to profitable levels once adequate funding is in place. There can be no assurances that management's plans to raise additional capital and to manage the subsidiaries to profitable levels will be successful. The failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of certain segments of operations and could ultimately force the Company as a whole to cease operations.

Working Capital Condition

As of December 31, 1996, the Company had negative working capital of $5,372,000. As of March 31, 1997, the Company has negative working capital of $6,442,000 representing an increase in negative working capital of $1,070,000. Restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash which approximated $1,401,000 of working capital as of March 31, 1997. The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $2,652,000 at March 31, 1997 compared to $2,846,000 at December 31, 1996. During the March 1997 period, International Magnetic Imaging, Inc., ("IMI"), and Trans Global Services, Inc., ("TGS"), generated approximately $976,000 and $917,000, respectively, in cash from operations while the remaining segments used approximately $3,045,000 of cash for operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and as of March 31, 1997 the most significant impact from these restrictions is on the Three Dimensional Products and Services, Audio Products Manufacturing and the Electro-Mechanical Electro-Optical Products Manufacturing segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that these segments obtain alternative sources of funding. (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as operating segments and no assurance can be given that these segments will be able to continue as operating entities. The remaining segments are less affected by the restrictions on IMI's cash since they operated substantially with their own cash flows during the March 1997 period.

Sources of Cash

Sources of cash includes proceeds from the issuance of long-term debt of $671,000, net advances from asset based lendors of $639,000, proceeds of $25,000 from a private placement of the Company's preferred stock, $2,000,000 from a subsidiaries private issuance of equity (see footnote 7 of the accompanying financial statements), collections on repayments of notes receivable of $114,000 and other sources of approximately $114,000.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Uses of Cash

Uses of cash, other than in operations, includes the repayment of long-term and subordinated debt of $1,140,000, capital expenditures of $275,000, payments on capital leases of $375,000, payments for loans made of $20,000, purchases of investments of $148,000 and expenditures of $258,000 for software development and $389,000 for deferred offering costs.

Changes in Other Working Capital Assets and Liabilities

Significant changes in working capital, other than cash, includes an increase in accounts receivable of $753,000 (primarily from an increase in volume primarily from the Contract Engineering Services segment), an increase in accrued payroll and related expenses of approximately $582,000 (primarily from an increase in payroll and payroll related obligations of the Contract Engineering Services segment) and an increase in accrued interest of approximately $562,000 (primarily from the Medical Diagnostics segment's).

Effect of Loan Defaults

The Company is in technical default on loans approximating $6,760,000 as of December 31, 1996 of which $6,300,000 relates to the Medical Diagnostics segment, $325,000 relates to the Audio Products Manufacturing segment and $135,000 relates to the Three Dimensional Products and Services segment. Such default has not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and all amounts are classified as current liabilities in the Company's March 31, 1997 balance sheet.

                              Results of Operations
                              ---------------------

Consolidated operating losses for the March 1997 period, decreased by approximately $500,000 from $2 million for the three months ended March 31, 1996, (the "March 1996 period"), to $1.5 million for the March 1997 period. The March 1996 period included approximately $2 million of non cash expense from the exercise of below market warrants in the medical information services segment. Excluding the non cash expenses for the March 1996 period, the March 1997 period's operating losses increased approximately $1.5 million due primarily to a $1 million decrease in operating profit of the medical diagnostics segment, an increase of $350,000 in corporate and other expenses and an aggregate increase in operating losses of $150,000 in the remaining segments.

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                                                           Percentage of Total
                                                           -------------------
                                                             March       March
                                                              1997        1996
Revenues:                                                    Period      Period
                                                             ------      ------
   Contract Engineering Services                               60%         51%
   Medical Diagnostics                                         24%         30%
   Audio Products Manufacturing                                 2%          2%
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                                      3%          3%
   Medical Information Services                                 5%         10%
   Telecommunications                                           5%          3%
   Three Dimensional Products and Services                      1%          1%
   Business Consulting Services                                 --          --


                                                           Percentage of Total
                                                           -------------------
                                                             March       March
                                                              1997        1996
Gross Profit:                                                Period      Period
                                                             ------      ------
   Contract Engineering Services                               28%         14%
   Medical Diagnostics                                         61%         66%
   Audio Products Manufacturing                                 2%          3%
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                                      1%          2%
   Medical Information Services                                 3%         11%
   Telecommunications                                           4%          1%
   Three Dimensional Products and Services                      1%          3%
   Business Consulting Services                                 --          --


                                                           Percentage of Total
                                                           -------------------
                                                             March       March
                                                              1997        1996
Selling, General & Administrative Expense:                   Period      Period
                                                             ------      ------
   Contract Engineering Services                               21%         17%
   Medical Diagnostics                                         33%         25%
   Audio Products Manufacturing                                 4%          4%
   Electro-Mechanical and Electro-Optical
    Products Manufacturing                                      4%          3%
   Medical Information Services                                10%         32%
   Telecommunications                                           9%          4%
   Three Dimensional Products and Services                      6%          8%
   Business Consulting Services                                 --          --
   Corporate and Other                                         13%          7%

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                       Discussion of Operations by Segment
                       -----------------------------------

Contract Engineering Services - The contract engineering services segment reflects the operations of Trans Global Services, Inc., ("TGS"), and its two subsidiaries, Avionics Research Holdings, Inc., ("Avionics"), and Resource Management International, Inc., ("RMI"). TGS is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations.

TGS had revenues of $19.25 million for the March 1997 period, reflecting a 43% increase from the revenues of $13.5 million for the March 1996 period. This increase is attributable to increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 from one of TGS's larger clients. The sales volume from that lost contract has been more than replaced by the first quarter of 1997. For the March 1997 period, approximately 81% of TGS's revenue was derived from its five largest clients. For the March 1997 period, TGS had a gross margin of 7.4% as compared to 6.2% for the March 1996 period. This increase reflects the segment's continuing efforts to generate increased revenues at greater gross margins.

Selling, general and administrative expenses were approximately $1.36 million or 7% of revenues for the March 1997 period and were $1.29 million or 9.6% of revenues for the March 1996 period. This percentage decrease is an indication of TGS's ability to increase revenues while holding selling, general and administrative costs down.

TGS finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. TGS also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of TGS's assets. Pursuant to an April 1997 amendment to the agreement, on May 30, 1997, or earlier at the request of TGS, the borrowing availability will be reduced to $3.0 million and TGS will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. At March 31, 1997, such borrowings from the asset-based lender were approximately $3.6 million. The interest rates (exclusive of the fee) payable by the segment at March 31, 1997 was 10.50% and 10.25% at March 31, 1996. During the March 1997 period, interest expense was approximately $186,000.

As a result of the foregoing and after the elimination of intercompany transactions, TGS sustained a net loss of $98,000 for the March 1997 period as compared to a net loss of $473,000 for the March 1996 period.

Under its agreements with its clients, TGS is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes when the expense is incurred although TGS is paid by the client without regard to when payroll taxes are payable with respect to the employee. Accordingly, TGS's cost of services are greater during the first part of the year, when Federal Social Security Taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until TGS satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Management believes that with the increased revenues at higher gross margin levels and stabilized selling, general and administrative costs it has improved its operations. Management is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that TGS can or will operate profitably in the future.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Medical Diagnostics - This segment consists of the operations of International Magnetic Imaging, Inc., ("IMI"), a medical diagnostic imaging company, which primarily performs MRI and other diagnostic imaging modalities. The following Table I shows the mix of procedures by class of payor for MRI procedures and other multi-modality procedures:

             Table I - Mix of Procedures by Payor Class
             ------------------------------------------
                                                                          March        March
                                                                           1997         1996
Class of Payor                                                            Period       Period
--------------                                                            ------       ------
MRI Procedures  (representing 83% and 89%, respectively of net patient service revenue for the March 1997 and 1996 period):
Managed Care                                                               47%          34%
Commercial                                                                 16%          17%
Medicare                                                                   15%          12%
Contract Worker's Compensation                                             10%           5%
Worker's Compensation                                                       8%          13%
Brokered                                                                    --          13%
Liability                                                                   3%           5%
Other                                                                       1%           1%

Multi-modality procedures,  other than MRI(1) (representing 17% and 11%, respectively  of net  patient  service  revenue for the March 1997 and
1996 period):
Managed Care                                                               85%          84%
Medicare                                                                    7%           8%
Commercial                                                                  5%           5%
Other                                                                       3%           3%

---------
(1) Includes CAT scans, nuclear medicine, mammography, fluoroscopy, ultrasound and X-Rays.

Net patient service revenue for performing MRI and other diagnostic modality procedures decreased $564,000, or 5%, from $7,847,000 for the March 1996 period to $7,283,000 for the March 1997 period due to the following:

      Decrease in Reimbursement Rates for MRI                       ($585,000)
      Decrease in Reimbursement Rates for Multi-Modality              (39,000)
      Decrease in Scan Procedure Volume for MRI                      (233,000)
      Increase in Scan Procedure Volume for Multi-Modality            293,000
                                                                      -------
         Total Decrease in Net Patient Service Revenue              ($564,000)
                                                                      =======

Other service revenues and management fee income represented only 5% and 3% of total revenues, respectively, for the March 1997 and 1996 periods. Such fees increased approximately $149,000 from $267,000 for the March 1996 period to $416,000 for the March 1997 period, due primarily to the operations of MRI Net, an MRI referral service company owned by IMI.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

IMI's gross profit decreased $813,000, or 21%, from $3,841,000 for the March 1996 period to $3,028,000 for the March 1997 period due to the aforementioned net decrease in revenues of $415,000 and an increase in direct costs of $398,000. Income from operations decreased $985,000, or 52%, from $1,883,000 for the March 1996 period to $898,000 for the March 1997 period of which $813,000 relates to the aforementioned decrease in gross profit and $172,000 relates to an increase in selling, general and administrative expense. The overall increase in direct costs and selling, general and administrative expense reflected a number of factors discussed below.

Radiology fees increased $20,000 or 3% when comparing the March 1997 period to the March 1996 period. During both periods, the radiology fees were incurred based on cash collections related to services performed in all but two of IMI's centers. Cash collections for services were $7 million and $6.3 million, respectively, for the March 1997 and 1996 periods, representing an overall increase of approximately 3%, which accounts for the increase in radiology fees. IMI entered into four radiology agreements which expire approximately four years from December 31, 1996 and which require that radiologists interpret and report the results of the MRI and multi-modality procedures and which require IMI to pay the radiology company's fees based on cash collections for seven centers, a flat fee for one center and a per scan fee for another center.

Equipment maintenance costs relate primarily to fixed contract payment schedules and generally do not fluctuate from period to period unless repairs and maintenance are required that are not covered by the equipment contracts or new equipment is placed into service or removed from service. Substantially all maintenance costs incurred for the March 1997 and 1996 periods were incurred pursuant to fixed maintenance contracts, and as a result such costs did not fluctuate significantly, increasing $94,000 of which $45,000 related to repairs on telecommunications equipment which is expected to be of a non recurring nature. The remaining increase relates to repairs of medical equipment outside of the service contracts.

Patient service costs and expenses consist primarily of film, contrast agents and utility costs used in MRI and multi-modality procedures. Such costs increased $89,000, or 15%, from the March 1996 period to the March 1997 period. An increase in multi-modality procedures accounted for approximately $53,000 of the increase and the remainder related to an increase in MRI procedures which required contrast agents.

Salaries and benefits increased $66,000 or 4% from the March 1996 period to the March 1997 period which represents increases in pay to previously existing employee positions.

Professional services, consisting primarily of legal, accounting and consulting services, increased $48,000 or 20% when comparing the March 1997 and 1996 periods due to marketing agreements that were not in place during the March 1996 period.

Other management, general and administrative expenses, decreased $94,000, or 8%, from the March 1996 period to the March 1997 period. During 1996, one of the Centers was in the process of relocating to a new facility and in connection with the relocation, it rented, on a short-term basis, MRI equipment.

Provision for bad debts increased $254,000, or 107%, from the March 1996 period to the March 1997 period. Substantially all of this increase reflects the write-off of amounts due from scan brokers who went out of business and liability accounts receivable whose aging had reached the point where IMI's receivable policy and evaluation required that such receivables be provided for with an additional allowance.

Depreciation and amortization consists of the depreciation of purchased equipment, buildings, leasehold improvements and capital leases and the amortization of goodwill, customer lists, restrictive covenants and loan costs. Depreciation expense increased $82,000, or 12%, when comparing the March 1997 and 1996 periods which reflects the addition of equipment in certain Centers. Amortization remained relatively level increasing $12,000, or 2%, from the March 1996 period to the March 1997 period.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Interest and other income increased $479,000 from $61,000 for the March 1996 period to $540,000 for the March 1997 period. During the March 1997 period, IMI recognized $502,000 of income from a joint venture and during the March 1996 period, joint venture income amounted to only $38,000.

Interest expense increased $176,000, or 26%, from the March 1996 period to the March 1997 period. Approximately $90,000 of the increase relates to new debt for the purchase of equipment and the remainder relates to the refinancing of subordinated notes at a higher interest rate.

IMI files a consolidated tax return with the Company and as a result, $385,000 of federal taxes accrued by IMI are eliminated in consolidation with the Company. The remaining portion of taxes relate to state and Puerto Rico taxes which increased by $23,000 from $70,000 for the March 1996 period to $93,000 for the March 1997 period.

Overall profitability decreased $1.1 million, from $1.2 million for the March 1996 period to $106,000 for the March 1997 period, reflecting increased overall costs and a decrease in revenues. During the March 1997 period, four of the Centers operated at an aggregate net loss of $406,000 while the remaining Centers generated net income of $512,000. During the March 1996 period, three of the Centers operated at an aggregate net loss of $604,000 while the remaining Centers generated net income of $1.8 million.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of two companies which manufactures optical encoders, encoded motors and limit programmers, debit card vending machines and various avionics instrumentation devices, a company that markets telephone debit cards and a company that designs, develops and integrates all of the critical building blocks of a Fingerprint ID System which commenced operations in 1996.

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing the March 1997 period to the March 1996 period, increased 19% from $579,000 to $688,000. Cost of sales for the March 1997 and 1996 periods includes $150,000 and $25,000, respectively, for the write-off of obsolete inventory. Excluding such write-offs, the gross profit percentages for the March 1997 and 1996 periods were 24% and 21%, respectively. Selling, general and administrative expenses decreased 16% from $225,000 for the March 1996 period to $188,000 for the March 1997 period due to planned cutbacks in expenses related to existing operations. Net losses increased from $134,000 for the March 1996 period to $182,000 for the March 1997, reflecting the increase in write-off for obsolete inventory of $125,000 which was partially offset by an improvement in operating activities of $77,000. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased governmental military spending. During 1996, the segment participation in government awarded contracts was not significant, however, during 1997, this segment was awarded certain government contracts on which a current backlog of $1,280,000 exists as of March 31, 1997 and management believes that revenues from these contracts will enable this segment to significantly improve its profitability during the remainder of 1997. However, no assurance can be made that such backlog will result in net income or long-term sustaining improvement for this segment.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Prepaid telephone calling card revenues decreased from $72,000 for the March 1996 period to $16,000 for the March 1997 period on which substantially no gross profit was earned for either period. Selling, general and administrative expense increased from $37,000 for the March 1996 period to $43,000 for the March 1997 period. The net loss remained relatively level approximating $42,000 and $37,000 for the March 1997 and 1996 periods, respectively. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for the March 1997 period approximated $38,000. Due to the nature of a development stage company, no assurances can be given that it will ever be able to develop a marketable product and achieve revenues that will allow it to operate profitably.

As a result of the foregoing, this segment as a whole sustained net losses of $262,000 and $171,000, respectively, for the March 1997 and 1996 periods.

Medical Information Services - The medical information services segments consists of the activity of two companies, Netsmart Technologies, Inc., ("Netsmart") and Creative Socio Medics, Inc. ("CSM"). For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise. Netsmart is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network computing environment. Netsmart has developed proprietary network technology utilizing smart cards in financial and health care network systems.

Netsmart's revenue for the March 1997 period was $1,572,000, a decrease of $989,000, or 39% from the revenue for March 1996 period which was $2,561,000. Approximately $857,000 of this decrease represented revenue in the March 1996 period generated from a contract with IBN. IBN represented Netsmart's most significant customer in the March 1996 period, accounting for approximately 36.4% of revenue for the quarter. The IBN contract has generated revenue of $2.4 million, or approximately 88.1% of Netsmart's total revenue from the SmartCard Systems cumulatively from 1995 through March 31, 1997 including $419,000 of guaranteed royalties. As of March 31, 1997 the contract was more than 80% complete. Netsmart is continuing to provide professional services to IBN, although revenues have declined substantially from the level during 1996. Netsmart intends to expand its marketing effort for its CarteSmart System, however, at March 31, 1997, no significant contracts for the CarteSmart system have been entered into. The remainder of the decrease in revenue for the March 1997 period was attributable to the Netsmart's health information systems divisions license revenue which was $25,000 for the March 1997 period, a decrease of $143,000 or 85% from the revenue for the March 1996 period which was $168,000.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Revenue from Netsmart's health information systems continued to represent the principal source of revenue in the March 1997 period, accounting for $1,396,000 or 91% of revenue. The largest component of revenue in the March 1997 period was data center (service bureau) revenue which increased to $485,000 from $481,000 in the March 1996 period, reflecting a less than 1% increase. The turnkey systems labor revenue decreased to $351,000 in the March 1997 period from $410,000 in the March 1996 period, reflecting a decrease of 15%. This decrease was the result of a slow down in new business bookings during the March 1996 period. Maintenance revenue increased to $324,000 in the March 1997 period from $289,000 in the March 1996 period, reflecting an increase of 12%. Revenue from third party hardware and software decreased to $212,000 in the March 1997 period from $268,000 in the March 1996 period, a decrease of 21%. Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenue decreased to $25,000 in the March 1997 period from $168,000 in the March 1996 period, a decrease of 85%. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance.

Revenue from contracts with government agencies represented 33% of total revenue and 37% of health information systems revenue for March 1997 period. Management believes that such contracts will continue to represent an important part of its business, particularly its health information systems business.

Gross profit decreased to $157,000 in the March 1997 period from $662,000 in the March 1996 period, a 76% decrease. The decrease in the gross profit was substantially the result of costs associated with the completion of the IBN contract as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $639,000 in the March 1997 period, an decrease of 75% from the $2,534,000 in the March 1996 period. During the March 1996 period, Netsmart incurred non cash compensation charges of $2.1 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. Expenses, other than the non cash compensation increased approximately $205,000 from an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

Interest expense was $68,000 in the March 1997 period, a decrease of $46,000, or 46% from the $114,000 in the March 1996 period. This is a result of less borrowings during the March 1997 period. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender, which interest is equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

Other expense in the March 1997 period represents the recognition of a 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $58,000.

As a result of the foregoing factors, Netsmart incurred a loss before minority interest of $609,000 in the March 1997 period, as compared with a loss before minority interest of $1,987,000 in the March 1996 period. For the March 1997 and 1996 periods, minority interest portions of the Netsmart's losses were $354,000 and $462,000, respectively, resulting in net losses for this segment of $255,000 and $1,525,000, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Telecommunications - This segment consists of the operations of ARC Networks, ("ARC"), which is engaged in the business of marketing a wide range of telecommunications services including the resale of local exchange services through Competitive Access Providers ("CAP"), the design and installation of end-user networks in addition to its newly formed debit card services and domestic and international long distance services.

Revenue for the March 1997 period were $1,978,000, reflecting an increase of 167%, or $1,235,000 from the March 1996 period. The following table sets forth the revenues and percentage of revenues during 1997 and 1996 from each of its business segments. (amounts in thousands).

                                        March 1997 Period     March 1996 Period
                                        -----------------     -----------------
                                        Revenue   Percent     Revenue   Percent
                                        -------   -------     -------   -------
Telephone services                    $1,486,000    75%      $506,000     68%
Data cabling installation services    $  492,000    25%      $236,000     32%

The increase in revenue for the March 1997 period compared to the March 1996 period is principally a result of the sale of debit calling cards initiated in the latter part of 1996. Such sales in the current quarter amounted to $246,000 and is expected to become a major contributor to future sales growth. In addition, due to increased sales personnel, as discussed further below, ARC has increased its market penetration into the local telephone market, principally New York City metropolitan area. In March 1997, the ARC also began offering long distance phone services.

Cost of revenue for the March 1997 period was $1.8, reflecting an increase of $1.1 million, or 151% from $703,000 for the March 1996 period. Gross margins in the March 1997 period were 10.8% compared to 5.3% for the March 1996 period. Gross margins in ARC's telephone services segment were 4.46% for the March 1997 period compared to 10.7% for the March 1996 period. In the fourth quarter of 1996, ARC purchased certain hardware and software for approximately $416,000 in order to install a platform in New York City to improve the reliability of its phone services and obtain certain cost benefits which were not possible without the improvements. The software will provide ARC with the ability to manage the traffic over its phone lines more effectively and, with the addition of certain other hardware to be purchased later in 1997, will be able to provide least cost routing to its customers. In the first quarter of 1997, ARC discovered an error in its rate tables in its platform that manages its outgoing calls for its debit calling cards which resulted in a loss of $40,000. ARC has taken corrective actions to ensure this problem does not recur. During the March 1997 period, ARC incurred approximately $38,000 of costs in managing the platform which it did not incur in the March 1996 period. These costs will be ongoing but will become a smaller percentage of cost of sales as ARC's revenue base in this segment continues to grow.

ARC's initial focus in the telephone services segment has been to build its customer base and market share. In this regard, certain costs and charges relating to signing up new customers have been absorbed by ARC, such as waiving installation charges and acquiring certain equipment by the customer needed to make the connection. Such costs are being amortized into the monthly recurring billings to these customers over the term of their agreements and would account for the lower margins in the initial phase of the service cycle. In addition, approximately $588,000 of sales were to one customer at a margin of 5%. These sales at lower margins, although not customary, were done on a temporary basis and will be phased out in the second half of 1997.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Gross margins for ARC's data cabling installation services were 30.1% for the March 1997 period and a negative 6.3% for the March 1996 period. During the March 1997 period, ARC was managing 14 different jobs and is benefiting from its contract with the State of New York to provide data and voice cabling for certain NYC schools. For the March 1996 period, ARC incurred a loss of $15,000 on the jobs it was performing during the quarter. All jobs in process during the previous quarter have been completed and ARC does not anticipate losses on any further jobs.

Selling, general and administrative expenses for the March 1997 period were $580,000, or 29% of total sales, compared to $319,000, or 43% of total sales, for the March 1996 period. In the second half of 1996, ARC added four sales personnel to promote ARC's phone services, certain administrative personnel to manage its platform, an additional cable installer and in March 1997 hired a controller to manage its finances. ARC also opened offices in Florida and Illinois to begin a direct sales effort. It is ARC's intention to build a nationwide network of commissioned sales agents, however, it must qualify to do business in all states in order to implement such a program. As of March 31, 1997 ARC is qualified to sell phone service in 18 states. In this regard, ARC has spent approximately $30,000 in legal fees which it is amortizing over one year. The principle components of selling, general and administrative expenses for the March 1997 period were: $315,000 of personnel costs, third party sales commissions of $56,000, travel and trade show expenses of $41,000, office equipment and supplies of $64,000, depreciation and amortization of $28,000, rent and utilities expenses of $28,000 and amortization of costs of issuing below market warrants of $52,000. The principle components of selling, general and administrative expenses for the March 1996 period were: personnel costs of $165,000, third party sales commissions of $41,000, travel and trade show expenses of $33,000, office equipment and supplies of $55,000, and rent and utilities expenses of $16,000.

In the fourth quarter of 1996, ARC obtained a $350,000 equipment loan in which it incurred interest of $22,000 for the March 1997 period. ARC incurred interest expense of $5,000 on a $550,000 loan it obtained in February 1997. Such loan was received in anticipation of ARC's potential initial public offering which may close in 1997. Interest expense of $4,000 and $2,000 was also incurred on a loan from the Company's asset based lender for the respective March 1997 and 1996 periods. Interest expense of $27,000 and $19,000 for the March 1997 and 1996 periods, respectively, was also incurred on financing provided by an affiliate.

As discussed above, in February 1997, ARC obtained a $550,000 bridge loan in anticipation of ARC's potential initial public offering which may close later in 1997. As part of such financing, a 10% fee was paid to the underwriter who arranged the financing. Such fee has been deferred and is being amortized over the life of the loan which matures on the earlier of the closing of the potential initial public offering or April 1, 1998. Also, as part of the bridge financing, ARC issued 500,000 warrants with an exercise price of $5.00 and 1,000,000 warrants at $1.00 and in conjunction therewith, ARC recorded deferred debt costs for the value of the warrants issued below the current market value using the fair value method. Such calculation generates a discount of $485,000 to be amortized over the life of the loan. For the March 1997 period, amortization expense was $52,000.

As a result of the above and after eliminating intercompany transactions, ARC sustained a net loss of $424,000 for the March 1997 period compared to a loss of $301,000 for the March 1996 period.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Three Dimensional Products and Services - The three dimensional products and services segment consists of the consolidated operations of 3D Holdings International, ("3D"), which is engaged in the business of developing and marketing products and services in the three dimensional imaging and digitizing technology which 3D categorizes in three primary market groups: 1) Surfacer imaging products, 2) Computer Aided Design ("CAD")/Computer Aided Manufacturing ("CAM") software products and services and 3) laser scanning products. 3D's revenues decreased $232,000, or 78%, from $298,000 for the March 1996 period to $66,000 for the March 1997 period and gross margins decreased $162,000, or 81%, from $200,000 for the March 1996 period to $38,000 for the March 1997 period. In July 1996, 3D significantly reduced its operations in Europe which accounts for the decrease in revenues and gross profits. The decision to close such operations was based on the fact that certain of the European operations did not align with the planned future for 3D and was not producing margins at a level sufficient to cover its operating costs. Selling, general and administrative expenses from the March 1997 period to the March 1996 period decreased $288,000 due primarily to the reduction of the European operations. 3D incurred interest expense of approximately $14,000 and $18,000, respectively, for the March 1997 and 1996 periods primarily from the amortization of interest on capital lease obligations. Other expense amounted to $77,000 and $31,000, respectively for the March 1997 and 1996 periods from the loss on foreign exchange. On an overall basis, the net loss for the March 1997 period was $414,000, and for the March 1996 period was $499,000. Management currently anticipates that revenues and operating profits will improve for 3D if the proper financing can be obtained which would allow 3D to acquire a European partner to market and expand its existing product lines. However, no assurances can be made that such financing will be obtained and the ultimate profitability of 3D is significantly dependent on the success of such acquisition.

Audio Products Manufacturing

This segment consists of WWR Technology, Inc., ("WWR"), which is engaged in the business of manufacturing and marketing a professional line of loudspeakers. Revenue increased $23,000, or 3.5%, from $671,000 for the March 1996 period to $694,000 for the March 1997 period, while gross margins decreased $40,000, or 29% from $137,000 for the March 1996 period to 97,000 for the March 1997 period. A significant cause of the low margins relates to idle plant capacity, an outdated production machine and a lack of funds to purchase the parts required to build product. Since the acquisition of WWR in 1995, its gross margins have been less than that required to operate profitably. During the fourth quarter of 1996, WWR replaced its existing debt with financing obtained from an asset based lender, that has allowed WWR to purchase product for production but not at a level that allows for significantly increased production. The fourth quarter financing was from an asset based lender which bears interest at 12%, plus a 1% fee on funds advanced. As of March 31, 1997, WWR has received net advances of $211,000 from the lender. WWR is attempting to obtain financing to purchase a new production machine which would produce products significantly faster and additionally, reduce the need to purchase assembly parts from an outside source since the new production machine would be able to produce such parts on a timely basis. No assurance can be given that such financing will be obtained.

Selling, general and administrative expenses decreased $24,000, or 8%, from $281,000 for the March 1996 period to $257,000 for the March 1997 period. The excess of expenses over gross profit is a reflection of the volume problem of WWR. In January management implemented a price increase of approximately 10% and management believes that this will not have a significant impact on sales volume due to high product quality and the name recognition of "KLIPSCH PROFESSIONAL" in the market place. Interest expense increased from $19,000 for the March 1996 period to $35,000 for the March 1997 period. The increase in interest expanse is due to the aforementioned asset based financing that was obtained in the fourth quarter of 1996.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

As a result of the foregoing, WWR incurred net losses of $194,000 and $158,000, respectively for the March 1997 and 1996 periods. Management believes that if WWR is able to find an appropriate financing package, it will be able to significantly increase its revenues and overall profitability. However, due to the uncertainties surrounding the ability of WWR to obtain adequate financing, management is unable to determine at this time whether WWR will continue as a part of the Consolidated group.

Business Consulting Services operations were not significant for the March 1997 and 1996 periods generating losses of $27,000 and $9,000 respectively.. Management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's future operations in the near term.

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses increased by $338,000, from $512,000 for the March 1996 period to $850,000 for the March 1997 period due primarily to the legal and accounting fees incurred with respect to the Lafayette Industries reverse acquisition and subsequent settlement (see footnote 7 to the consolidated financial statements). The remaining expenses, which consist primarily of executive and administrative salaries and benefits, consulting fees and operating expense remained relatively level from the March 1996 period to the March 1997 period. During the remainder of 1997, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Gain (Loss) from Security Sales

During the March 1996 period, the Company realized a gain of $37,000 from sales of securities. During the March 1997 period, no sales of securities occurred. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Minority Interest in Loss of Subsidiaries

For the March 1997 and 1996 periods, the minority interest in loss of subsidiaries was $447,000 and $754,000, respectively. Changes to the minority interest in the gain and loss of subsidiaries relates primarily to the inherent differences in the net income and loss of subsidiaries from period to period.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


                           ..........................

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

1.       EX-11.1   Calculation of earnings per share.
2.       EX-27     Financial Data Schedule (filed only in electronic format with the SEC)


                           ..........................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                    President and Director                 May 19, 1997
Lewis S. Schiller      (Principal Executive Officer)

/S/                    Chief Financial Officer                May 19, 1997
George W. Mahoney      (Principal Financial and
                        Accounting Officer)

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                                 March 31, 1997


1.    EX-11.1   Calculation of earnings per share.
2.    EX-27     Financial Data Schedule
                 (filed in electronic format only with the SEC)

              Consolidated Technology Group, Ltd. and Subsidiaries
                                 March 31, 1997
                    EX-11.1 Calculation of Earnings per Share


                                                                   Three
                                                                  Months
                                                                   Ended
                                                                 March 31,
                                                                   1997
                                                                   ----
     Net Loss:                                                 ($2,307,000)

     Loss per Share:

     Loss per share - Note 1                                        ($0.05)

     Loss per Share - assuming full dilution -  Note 2              ($0.01)

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (45,795,828) for the three month period ended March 31, 1997. No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods as quoted on the NASD.

(ii) Assumes that at the beginning of the indicated periods, the 22,891 remaining shares of preferred convertible shares were converted to 2,980,599 shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF
       1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT