Form 10-Q
period 1997-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1997-08-19
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         The Quarter Ended June 30, 1997
                          Commission File Number 0-4186

                       CONSOLIDATED TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)

            New York                                            13-1948169
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

       160 Broadway, New York, NY                                 10038
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

Yes   X    No
     ---

      Number of common shares outstanding as of August 14, 1997: 45,798,692

                       Consolidated Technology Group, Ltd.
                                      Index

                                                                         Page
Part I: - Financial Information:                                         ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996        3-4

Consolidated Statements of Operations - Three and Six Months Ended
 June 30, 1997 and 1996                                                   5

Consolidated Statement of Shareholders' Equity - Six Months Ended
 June 30, 1997                                                            6

Consolidated Statements of Cash Flows - Six Months Ended
 June 30, 1997 and 1996                                                  7-9

Notes to Consolidated Financial Statements                              10-21

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations:                          22-40

Part II:

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K:                                41

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                         June 30,           1996
                                                                                           1997           Restated
                                                                                        (Unaudited)   (footnote 6 & 7)
                                                                                        -----------   ----------------
Assets:
   Current assets:
     Cash and cash equivalents                                                           $  2,793,000     $  2,748,000
     Receivables, net of allowances                                                        20,451,000       20,698,000
     Inventories                                                                            2,648,000        2,752,000
     Loans receivable                                                                         112,000          269,000
     Prepaid expenses and other current assets                                                568,000          598,000
     Excess of accumulated costs over related billings                                        904,000          938,000
                                                                                              -------          -------
       Total current assets                                                                27,476,000       28,003,000
                                                                                           ----------       ----------

   Property, plant and equipment, net                                                      12,405,000       13,668,000
                                                                                           ----------       ----------

   Other assets:
     Net assets of discontinued segments                                                           --        1,529,000
     Capitalized software development costs                                                   666,000          251,000
     Goodwill, net                                                                         10,255,000       10,553,000
     Covenants not to compete, net                                                            275,000          886,000
     Customer lists, net                                                                   10,318,000       10,775,000
     Deferred offering costs                                                                  903,000          473,000
     Loans receivable, long-term                                                            1,485,000               --
     Receivables, related parties                                                           1,003,000        1,296,000
     Investments in common stock, long-term                                                   320,000          241,000
     Other assets                                                                           1,153,000        1,033,000
                                                                                            ---------        ---------
       Total Other Assets                                                                  26,378,000       27,037,000
                                                                                           ----------       ----------

                 Total Assets                                                             $66,259,000      $68,708,000
                                                                                          ===========      ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                         June 30,           1996
                                                                                           1997           Restated
                                                                                        (Unaudited)   (footnote 6 & 7)
                                                                                        -----------   ----------------
Liabilities and Shareholders' Equity:
   Current liabilities:
     Accounts payable and accrued expenses                                               $ 10,815,000     $  9,167,000
     Accrued payroll and related expenses                                                   2,815,000        2,241,000
     Accrued interest                                                                         689,000          165,000
     Income taxes payable                                                                     361,000          738,000
     Interim billings in excess of costs and estimated profits                              1,443,000        1,444,000
     Subordinated debt, related parties                                                       924,000          924,000
     Current portion of long-term debt                                                      8,829,000        8,466,000
     Current portion of subordinated debt                                                   6,215,000        6,269,000
     Current portion of capitalized lease obligations                                       1,351,000        1,331,000
     Net current liabilities of discontinued segments                                       2,046,000        2,629,000
                                                                                            ---------        ---------
       Total current liabilities                                                           35,488,000       33,374,000
                                                                                           ----------       ----------

   Long-term liabilities:
     Deferred interest                                                                        320,000          568,000
     Long-term debt                                                                        15,728,000       16,468,000
     Capitalized lease obligations                                                          2,352,000        2,904,000
     Subordinated debt                                                                        340,000          312,000
     Net liabilities of discontinued segments                                                   4,000               --
                                                                                                -----               --
       Total long-term liabilities                                                         18,744,000       20,252,000
                                                                                           ----------       ----------

Minority interest                                                                          13,735,000       12,617,000
                                                                                           ----------

Shareholders' equity:
   Preferred stock                                                                             26,000           26,000
   Additional paid-in-capital, preferred stock                                                 91,000           92,000
   Common stock (50,000,000 shares authorized, 45,798,692 shares issued and
     outstanding as of June 30, 1997 and December 31, 1996)                                   458,000          458,000
   Additional paid-in-capital, common stock                                                52,006,000       52,005,000
   Accumulated deficit                                                                    (54,309,000)     (50,218,000)
   Unrealized gain on exchange translation                                                         --           86,000
   Net unrealized gain (loss) on long-term investments in common stock                         20,000           16,000
                                                                                               ------           ------
       Total shareholders' equity                                                          (1,708,000)       2,465,000
                                                                                           -----------       ---------

         Total Liabilities and Shareholders' Equity                                       $66,259,000      $68,708,000
                                                                                          ===========      ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                                ---------------------------        -------------------------
                                                                                   1996                               1996
                                                                                 Restated                           Restated
                                                                    1997       (footnote 6)          1997         (footnote 6)
                                                                    ----       ------------          ----         ------------
Revenues                                                        $31,938,000     $26,705,000      $63,148,000       $52,249,000

Direct Costs                                                     27,263,000      20,983,000       53,632,000        41,050,000
                                                                 ----------      ----------       ----------        ----------

Gross Profit                                                      4,675,000       5,722,000        9,516,000        11,199,000

Selling, General and Administrative                               4,896,000       4,865,000       10,316,000        11,758,000
                                                                  ---------       ---------       ----------        ----------

Income (Loss) from Operations                                      (221,000)        857,000         (800,000)         (559,000)
                                                                   ---------        -------         ---------         ---------

Other Income (Expense):
   Interest expense                                              (1,129,000)     (1,040,000)      (2,260,000)       (1,950,000)
   Other income, net                                                (85,000)         65,000           (4,000)          255,000
   Gain (loss) from security sales                                       --         216,000               --           253,000
                                                                  ---------         -------        ---------         ---------
     Total other expense, net                                    (1,214,000)       (759,000)      (2,264,000)       (1,442,000)
                                                                 -----------       ---------      -----------       -----------

Income (Loss) from Continuing Operations Before
   Income Taxes and Minority Interest                            (1,435,000)         98,000       (3,064,000)       (2,001,000)

Income Tax Benefit (Provision)                                      472,000        (247,000)          (6,000)         (322,000)

Minority Interest in (Income) Loss of Subsidiaries                  179,000         (21,000)         627,000           733,000
                                                                    -------         --------         -------           -------

Loss from continuing operations                                    (784,000)       (170,000)      (2,443,000)       (1,590,000)

Discontinued Operations (footnote 6):
   Loss from operations of discontinued segments                   (604,000)       (142,000)      (1,252,000)         (814,000)
   Loss on disposal of segments                                    (396,000)             --         (396,000)               --
                                                                   ---------        -------         ---------          -------

Net Loss                                                        ($1,784,000)      ($312,000)     ($4,091,000)      ($2,404,000)
                                                                ============      ==========     ============      ============

Loss per common share:
   Loss from continuing operations                                   ($0.02)         ($0.00)          ($0.05)           ($0.04)
   Loss from operations of discontinued segments                     ($0.01)         ($0.00)          ($0.03)           ($0.02)
   Loss on disposal of segments                                      ($0.01)             --           ($0.01)               --
                                                                     -------             --           -------               --
Net loss per common share                                            ($0.04)         ($0.01)          ($0.09)           ($0.06)
                                                                     =======         =======          =======           =======

Weighted average number of common shares                          45,376,336      41,593,106       45,376,336        37,632,489
                                                                  ==========      ==========       ==========        ==========

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                    for the Six Months Ended June 30, 1997
                                    Unaudited

                                        Balance at                                          Net
                                       December 31,                                     Unrealized       Unrealized         Balance
                                           1996         Conversion                        Gain on        Investment           at
                                         Restated       of Series A         Net          Exchange         Security         June 30,
                                       (footnote 7)      Preferred         Loss         Translation         Loss             1997
                                       ------------      ---------         ----         -----------         ----             ----
Preferred stock $1.00 par value,
   6% Series A, Authorized
   77,713 shares:
     Shares                                 22,891            (22)            --                --            --           22,869
     Amounts                               $23,000             --             --                --            --          $23,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
     Shares                                    262             --             --                --            --              262
     Amounts                                $1,000             --             --                --            --           $1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
     Shares                                  2,700             --             --                --            --            2,700
     Amounts                                $2,000             --             --                --            --           $2,000
                                            ------             --             --                --            --           ------

Total Preferred stock, par                 $26,000             --             --                --            --          $26,000
Additional paid-in capital
 preferred stock                           $92,000        ($1,000)            --                --            --          $91,000
Common stock, $0.01 par value,
 50,000,000 shares authorized:
     Shares                             45,795,828          2,864             --                --            --       45,798,692
     Amounts                              $458,000             --             --                --            --         $458,000
Additional paid-in capital,
 common stock                          $52,005,000         $1,000             --                --            --      $52,006,000
Accumulated deficit                   ($50,218,000)            --    ($4,091,000)               --            --     ($54,309,000)
Unrealized exchange translation            $86,000             --             --          ($86,000)           --               --
Net unrealized gain on long-term
 investments in common stock               $16,000             --             --                --        $4,000          $20,000
                                           -------          -----      ---------            ------         -----           ------

   Total shareholders' equity           $2,465,000             --    ($4,091,000)         ($86,000)       $4,000      ($1,708,000)
                                        ==========          =====    ============         =========       ======      ============

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                                               1996
                                                                                                             Restated
                                                                                              1997         (footnote 6)
                                                                                              ----         ------------
Cash Flows from Operating Activities:
   Loss from continuing operations                                                        ($2,443,000)     ($1,590,000)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                        3,262,000        3,006,000
       Minority interest in net loss of consolidated subsidiaries                            (627,000)        (733,000)
       Bad debt expense                                                                       977,000          500,000
       Loss from equity method investments                                                    104,000               --
       Noncash expense from subsidiaries issuance of options and warrants                          --        2,229,000
       Value of stock issued in lieu of cash payments for services rendered                        --           80,000
       Consulting charges on option exercise                                                       --           45,000
       Gain from security sales                                                                    --         (253,000)
       (Gain) loss on disposal of fixed assets                                                 36,000         (264,000)
     Change in assets and liabilities:
       (Increase) decrease in assets:
                  Receivables                                                              (2,215,000)      (3,041,000)
                  Inventories                                                                 104,000         (279,000)
         Prepaid expenses and other current assets                                             30,000         (414,000)
         Excess of accumulated costs over related billings                                     34,000          (30,000)
       Increase (decrease) in liabilities:
         Accounts payable and accrued  expenses                                             1,648,000          840,000
         Accrued payroll taxes and related expenses                                           574,000        2,713,000
             Accrued interest                                                                 276,000          199,000
         Income taxes payable                                                                (377,000)         293,000
         Interim billings in excess of costs and estimated profits                             (1,000)          58,000
                                                                                               -------          ------
         Net cash provided by continuing operations                                         1,382,000        3,359,000
                                                                                            ---------        ---------

   Loss from discontinued operations                                                       (1,648,000)        (814,000)
   Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
       Depreciation and amortization                                                          257,000          425,000
       (Gain) loss on disposal of fixed assets                                                     --          120,000
       Loss on disposal of segments                                                           396,000               --
       Net change in assets and liabilities                                                    82,000          (43,000)
                                                                                               ------          --------
         Net cash used in discontinued operations                                            (913,000)        (312,000)
                                                                                             ---------        ---------

         Net cash provided by operating activities                                            469,000        3,047,000
                                                                                              -------        ---------
                                                                                                           (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                                               1996
                                                                                                             Restated
                                                                                              1997         (footnote 6)
                                                                                              ----         ------------
Cash Flows from Investing Activities:
   Increase in other assets                                                                  (120,000)        (102,000)
   Capital expenditures                                                                      (385,000)      (1,387,000)
   Capitalized software development costs                                                    (462,000)        (280,000)
   Investments in securities                                                                  (82,000)        (550,000)
   Proceeds from sale of securities                                                            62,000          854,000
   Payments for loans made                                                                   (141,000)      (2,176,000)
   Collections for repayment of loans made                                                    228,000        2,078,000
                                                                                              -------        ---------
         Net cash used in investing activities                                               (900,000)      (1,563,000)
                                                                                             ---------      -----------

Cash Flows from Financing Activities:
   Deferred offering costs                                                                   (430,000)        (188,000)
   Net advances from asset based lender                                                       980,000       (1,512,000)
   Proceeds from issuance of debt                                                             550,000        9,665,000
   Repayment of debt                                                                       (1,907,000)      (2,087,000)
   Proceeds from issuance of subordinated debt                                                115,000               --
   Repayment of subordinated debt                                                            (141,000)      (6,940,000)
   Payments on capital lease obligations                                                     (691,000)        (651,000)
   Issuance of common stock                                                                        --          913,000
   Subsidiaries issuance of common stock                                                    2,000,000          375,000
                                                                                            ---------          -------
         Net cash provided by (used in) financing activities                                  476,000         (425,000)
                                                                                              -------         ---------

Net Increase in Cash and Cash Equivalents                                                      45,000        1,059,000

Cash and Cash Equivalents at Beginning of Period                                            2,748,000        1,578,000
                                                                                            ---------        ---------

Cash and Cash Equivalents at End of Period                                                 $2,793,000       $2,637,000
                                                                                           ==========       ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest                                                                              $1,984,000       $1,751,000
                                                                                           ==========       ==========
     Income taxes                                                                            $383,000          $29,000
                                                                                             ========          =======
                                                                                                           (concluded)

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                    Unaudited

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the Six Month Period Ended June 30, 1997:

(1) - Acquired equipment under capital lease obligations with a net present value of $140,000.

During the Six Month Period Ended June 30, 1996:

(1) - A subsidiary of the Company, operating in the Medical Information Services segment, incurred noncash compensation expense from the issuance of stock options and warrants to purchase stock with a value of $2,229,000.

(2) - Acquired equipment under capital lease obligations with a net present value of $340,000.

(3) - Issued stock options and incurred noncash consulting fees of $45,000.

(4) - A subsidiary of the Company issued common stock with a value of $80,000 in lieu of cash payments for services performed.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group, Ltd. and Subsidiaries, (the "Company"), as of June 30, 1997 and December 31, 1996, the statement of changes in shareholders' equity for the six months ended June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and the changes in cash flows for the six months ended June 30, 1997 and 1996.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1996 Form 10-K.

(3) Interim Results - The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

(5) Industry Segments - During the six months ended June 30, 1997, the Company discontinued two of its operating subsidiaries, Three Dimensional Products and Services and Audio Products Manufacturing (see footnote 6), and as a result, currently classifies its continuing operations into six business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Diagnostics consists of a subsidiary that performs magnetic resonance imaging and other medical diagnostic imaging services; (iii) Electro-Mechanical and Electro- Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products; (iv) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program; (v) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local and long-distance telephone service and (vi) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Intercompany transactions represent the consulting fees that the Business Consulting Services segment charges to the other segments. Intercompany balances represents amounts that are due the Company and the Business Consulting Services segment from the business segments for advances that have been made to the segments and for unpaid consulting fees. Certain reclassifications have been made from the prior year presentation whereby the holding company of Trans Global Services, Inc. is presented as a part of the Contract Engineering Services segment and in the prior year it was included with corporate and other. Additionally, the prior period segment information has been restated to reflect the discontinuation of the Three Dimensional Products and Services and Audio Products Manufacturing segments. Inter segment sales (other than those with the Business Consulting services segment) and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(5) Industry Segments:

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                                             1996                             1996
                                                                           Restated                         Restated
                                                              1997       (footnote 6)        1997         (footnote 6)
                                                              ----       ------------        ----         ------------
   Revenues:
     Contract Engineering Services                        $19,641,000     $14,996,000     $38,890,000      $28,468,000
     Medical Diagnostics                                    7,444,000       7,579,000      15,144,000       15,692,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                   818,000         733,000       1,522,000        1,382,000
     Medical Information Services                           1,741,000       2,375,000       3,313,000        4,936,000
     Telecommunications                                     2,287,000       1,016,000       4,266,000        1,758,000
     Business Consulting Services                             127,000          82,000         254,000          164,000
     Intercompany Transactions                               (120,000)        (76,000)       (241,000)        (151,000)
                                                           ----------      ----------      ----------       ----------
       Total Revenues                                     $31,938,000     $26,705,000     $63,148,000      $52,249,000
                                                          ===========     ===========     ===========      ===========

   Gross Profit (Loss):
     Contract Engineering Services                         $1,604,000      $1,460,000      $3,021,000       $2,293,000
     Medical Diagnostics                                    2,649,000       3,256,000       5,677,000        7,097,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                   (58,000)        142,000         (56,000)         221,000
     Medical Information Services                             265,000         650,000         422,000        1,312,000
     Telecommunications                                       194,000         193,000         408,000          232,000
     Business Consulting Services                             127,000          82,000         254,000          164,000
     Intercompany Transactions                               (106,000)        (61,000)       (210,000)        (120,000)
                                                            ---------       ---------       ---------       ----------
       Total Gross Profits                                 $4,675,000      $5,722,000      $9,516,000      $11,199,000
                                                           ==========      ==========      ==========      ===========

   Income (Loss) from Operations:
     Contract Engineering Services                           $422,000        $207,000        $478,000        ($280,000)
     Medical Diagnostics                                      635,000       1,395,000       1,533,000        3,277,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                  (359,000)       (138,000)       (659,000)        (352,000)
     Medical Information Services                            (458,000)         11,000        (985,000)      (1,861,000)
     Telecommunications                                      (280,000)       (179,000)       (646,000)        (451,000)
     Business Consulting Services                             100,000          66,000         194,000          133,000
     Corporate and Other                                     (282,000)       (505,000)       (715,000)      (1,025,000)
                                                             ---------       ---------       ---------      -----------
       Total Loss from Operations                           ($222,000)       $857,000       ($800,000)       ($559,000)
                                                            ==========       ========       ==========       ==========

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6) Industry Segments:

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                                             1996                             1996
                                                                           Restated                         Restated
                                                              1997       (footnote 6)        1997         (footnote 6)
                                                              ----       ------------        ----         ------------
   Net Income (Loss):
     Contract Engineering Services                           $256,000         $58,000        $158,000        ($494,000)
     Medical Diagnostics                                      (66,000)       (218,000)         41,000          329,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                  (402,000)       (217,000)       (751,000)        (421,000)
     Medical Information Services                            (586,000)       (127,000)     (1,240,000)      (2,125,000)
     Telecommunications                                      (348,000)       (209,000)       (783,000)        (509,000)
     Business Consulting Services                             100,000          68,000         194,000          134,000
     Corporate and Other                                     (134,000)        475,000        (458,000)       1,496,000
     Discontinued Segments                                   (604,000)       (142,000)     (1,252,000)        (814,000)
                                                             ---------       ---------     -----------        ---------
       Total Net Loss                                     ($1,784,000)      ($312,000)    ($4,091,000)     ($2,404,000)
                                                          ============      ==========    ============     ============

   Depreciation and Amortization:
     Contract Engineering Services                            $94,000        $120,000        $218,000         $235,000
     Medical Diagnostics                                    1,347,000       1,255,000       2,683,000        2,498,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                    20,000          16,000          37,000           32,000
     Medical Information Services                             150,000         111,000         278,000          220,000
     Telecommunications                                        20,000           8,000          37,000           16,000
     Business Consulting Services                                  --           1,000           1,000            1,000
     Corporate and Other                                        4,000              --           8,000            4,000
                                                                -----              --           -----            -----
       Total Depreciation and Amortization                 $1,635,000      $1,511,000      $3,262,000       $3,006,000
                                                           ==========      ==========      ==========       ==========

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6) Industry Segments:

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                                             1996                             1996
                                                                           Restated                         Restated
                                                              1997       (footnote 6)        1997         (footnote 6)
                                                              ----       ------------        ----         ------------
   Capital Expenditures:
     Contract Engineering Services                            $87,000         $23,000        $104,000          $41,000
     Medical Diagnostics                                       39,000         183,000         185,000        1,304,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                        --              --           7,000               --
     Medical Information Services                              35,000          15,000          83,000           35,000
     Telecommunications                                            --              --           1,000               --
     Business Consulting Services                                  --              --              --               --
     Corporate and Other                                        4,000           2,000           5,000            7,000
                                                                -----           -----           -----            -----
       Total Capital Expenditures                            $165,000        $223,000        $385,000       $1,387,000
                                                             ========        ========        ========       ==========


                                                                                                          December 31,
                                                                                                              1996
                                                                                            June 30,        Restated
                                                                                              1997      (footnote 6 & 7)
                                                                                              ----      ----------------
   Identifiable Assets:
     Contract Engineering Services                                                        $14,264,000      $13,181,000
     Medical Diagnostics                                                                   42,654,000       44,638,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                                                 3,456,000        3,389,000
     Medical Information Services                                                           7,573,000        8,258,000
     Telecommunications                                                                     2,706,000        1,655,000
     Business Consulting Services                                                           1,948,000        1,754,000
     Corporate and Other                                                                   44,466,000       49,437,000
     Discontinued Segments                                                                         --        3,516,000
     Intercompany Balances                                                                (50,808,000)     (57,120,000)
                                                                                          ------------     ------------
       Total Identifiable Assets:                                                         $66,259,000      $68,708,000
                                                                                          ===========      ===========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6) Discontinued Operations - During the six months ended June 30, 1997, the Company discontinued the Three Dimensional Products and Services and Audio Products Manufacturing segments.

(a) Audio Products Manufacturing - On May 20, 1997, pursuant to a Comprehensive Agreement, (the "WWR Agreement") by and among Mr. Donald L. Shamsie and Malco Theatres, (the "Purchasers") and WWR Acquisition Corp., a majority owned holding company of the Company which owned all of the capital stock of WWR Technology, Inc., ("WWR"), (the "Seller"), the Company sold all of the issued and outstanding capital stock of WWR, the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, to the Seller for $100,000. As a part of the WWR agreement, the Company was released as a guarantor on approximately $394,000 in debt obligations owed by WWR to two lenders. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal. The operations of WWR up to the date of the WWR Agreement are classified as loss from the operations of a discontinued segment. As of December 31, 1996 the assets and liabilities of the Audio Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following:

Cash                                                             $    50,000
Accounts receivable, net                                             336,000
Inventories                                                          386,000
Prepaid and other current assets                                      10,000
Property, plant and equipment                                        309,000
Receivables, long-term                                                 7,000
Trademark, net                                                       368,000
Other assets                                                          13,000
                                                                      ------
    Total assets                                                   1,479,000
                                                                   ---------
Accounts payable and accrued expenses                              1,010,000
Accrued payroll and related expenses                                 146,000
Accrued interest                                                       4,000
Current portion of long-term debt                                    541,000
Current portion of capitalized lease obligations                       4,000
Capitalized lease obligations                                         10,000
                                                                      ------
    Total liabilities                                              1,715,000
                                                                   ---------
        Net liabilities disposed of                            $     236,000
                                                                ============

Presented in the balance sheet as follows:
Net assets of discontinued segment                                  $687,000
Net current liabilities of discontinued segment                      923,000
                                                                     -------
Net liabilities disposed of                                         $236,000
                                                                     =======

(b) - Three Dimensional Products and Services - Effective June 30, 1997, (the Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As a result of the plan, it is estimated that the Company will incur an additional $250,000 loss from the operations of such the Three Dimensional Products and Services subsidiaries until the plan is completed, which is not expected to take longer than one year. The Company has written-off all assets of the Three Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment, and has recorded the remaining liabilities, including the estimated loss to be incurred until the plan is complete, as net liabilities of a discontinued segment. As a result of the plan, the Company has record a loss of approximately $525,000 on the planned disposal. The operations of the Three Dimensional Products and Services segment up to the Measure Date, have been restated to present the operations of the Three Dimensional Products and Services segment as a discontinued segment.

As of June 30, 1997 and December 31, 1996 the assets and liabilities of the Three Dimensional Products and

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                                                              December 31,
                                                                           June 30, 1997           1996
                                                                           -------------           ----
Cash                                                                                          $    48,000
Accounts receivable, net                                                                          100,000
Prepaid and other current assets                                                                   11,000
Property, plant and equipment                                                                     444,000
Deferred offering costs                                                                           115,000
Other assets                                                                                      350,000
                                                                                                  -------
    Total assets                                                                                1,068,000
                                                                                                ---------
Accounts payable and accrued expenses                                         $1,224,000        1,007,000
Accrued payroll and related expenses                                             283,000          343,000
Accrued interest                                                                  20,000            1,000
Interim billings in excess of costs and estimated profits                         57,000               --
Notes payable, related parties                                                   279,000          295,000
Current portion of long-term debt                                                175,000          175,000
Current portion of capitalized lease obligations                                   8,000           43,000
Capitalized lease obligations                                                      4,000           68,000
                                                                               ---------        ---------
    Total liabilities                                                          2,050,000        1,932,000
                                                                               ---------        ---------
        Net liabilities to be disposed of                                     $2,050,000    $     864,000
                                                                               =========     ============

Presented in the balance sheet as follows:
Net assets of discontinued segment                                                    --      $   842,000
Net current liabilities of discontinued segment                               $2,046,000        1,706,000
Net long-term liabilities of discontinued segment                                  4,000               --
                                                                               ---------      -----------
Net liabilities to be disposed of                                             $2,050,000      $   864,000
                                                                               =========       ==========

(7) Lafayette Settlement Agreement - On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

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

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

At the time of the reverse acquisition, Lafayette's prior operations were discontinued and the statement of operations for the year ended December 31, 1996 and the three and six months ended June 30, 1997 do not include any operating activity related to Lafayette. As of December 31, 1996, the assets and liabilities of Lafayette included in the Company's consolidated balance sheet consisted of the following

Cash                                                               $1,020,000
Loans receivable                                                       49,000
Prepaid and other current assets                                       24,000
Receivables, long-term                                                441,000
Receivables, related parties                                           85,000
Other assets                                                          469,000
                                                                      -------
    Total assets                                                    2,088,000
                                                                    ---------
Accounts payable and accrued expenses                               1,202,000
Notes payable, related parties                                        690,000
Current portion of long-term debt                                     458,000
Convertible debentures                                                700,000
Current portion of capitalized lease obligations                       99,000
                                                                       ------
    Total liabilities                                               3,149,000
        Net liabilities disposed of                                $1,061,000

As of December 31, 1996, the Company's investment in Lafayette was in excess of Lafayette's equity resulting in a reduction in the Company's additional paid-in capital of $1,061,000. The December 31, 1996 balance sheet has been restated to conform with the current period presentation whereby the above assets and liabilities and the decrease in additional paid-in capital were reversed.

(8) - Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables. The Company's segments routinely assess the financial strength of its customer and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global Services, Inc., (TGS"), which operates in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 81% of the total revenues of the segment for the six months ended June 30, 1997. These same clients account for approximately 80% of the outstanding accounts receivable of TGS. TGS's revenues for the six months ended June 30, 1997 amount to $38,890,000, or 62%, of the Company's consolidated revenues. TGS's outstanding accounts receivable amounts to $5,964,000, or 29%, of the Company's consolidated accounts receivable as of June 30, 1997. Netsmart Technologies, Inc., ("Netsmart"), which operates in the Medical Information Services segment, cumulatively, from 1995 through June 30, 1997 has derived approximately $2.5 million, or 13%, of its revenue from one contract and as of June 30, 1997 such contract is complete and no further revenue is anticipated from this contract. As of June 30, 1997, the receivable balance due from such contract represents 15% of Netsmart's outstanding receivables. Netsmart's outstanding receivables as of June 30, 1997 amounts to $2,432,000, or 12%, of the Company's

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

consolidated accounts receivable as of June 30, 1997. Overall, between these two segments, six customers represent approximately 50% of the Company's consolidated revenue for the six months ended June 30, 1997 and approximately 25% of the Company's consolidated accounts receivable balance at June 30, 1997.

(9) - Employment Agreements

Chief Executive Officer

During the six months ended June 30, 1997, the Company entered into a restated employment agreement, (the "CEO's Agreement"), with the Company's chief executive officer, (the "CEO"), whereby the Board of Directors of the Company, (the "Board"), and the CEO agreed that the prior employment agreements, (original employment agreement dated January 1988, and certain restated employment agreements entered into in, September 1993, October 1994 and January 1996 did not accurately and properly reflect the intent and prior understanding and agreement of the parties as to certain matters.

Term of CEO's Agreement:

The term of the CEO's Agreement commenced January 1988, the date of the original employment agreement and expires on December 31, 2000. The CEO's Agreement is subject to termination prior to December 31, 2000 pursuant to certain termination provisions contained within the agreement.

CEO's Compensation:

Effective September 1996, the CEO's annual salary is $500,000 and shall increase annually by the greater of 5% or the increase in cost of living index. A bonus for each year is payable in an amount equal to 10% of the amount by which the greater of (A) the Company's consolidated net income before taxes, or, (B) the Company's consolidated net cash flow calculated as the Company's net income plus depreciation, amortization and other non-cash items of expense, minus payments of all principal amounts of outstanding debt, exceeds $600,000..

CEO's Benefits:

The CEO is entitled to four weeks paid vacation and fifteen paid sick days during each year. The Company will pay for and maintain for the CEO disability insurance providing for payment to the CEO of a minimum of 60% of his salary. The Company is also required to pay and maintain for the CEO major medical, hospitalization, dental and vision insurance and life insurance having a face value of not less than $2,000,000, the proceeds of which shall be payable to such beneficiaries as designated by the CEO. The Company will maintain such disability, medical, dental, and vision insurance, at the Company's expense for a period of 10 years after the expiration or termination of the CEO's Agreement. The Company provides the CEO with a vehicle and reimburses the CEO for all costs incurred by the CEO in connection therewith.

CEO's Severance:

In addition to any salary or bonus payable pursuant to the CEO's Agreement, the CEO is entitled to severance compensation under the following circumstances:

(i) - In the event of the death of the CEO, the Company shall pay to the CEO's beneficiary the face value of the life insurance policy to be maintained by the Company.

(ii) - In the event of the permanent disability of the CEO, the Company shall pay to the CEO, 60% of his then salary for 10 years. In the event of a temporary disability, (generally 6 months), the Company shall pay to the CEO 100% of his salary and bonus for the period of the disability.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(iii) - The CEO will continue to receive his salary for 10 years, if the CEO's Agreement is terminated due to any of the following events, (1) upon notice to the Company by the CEO of the termination of the agreement for any breach or default by the Company of any of its obligations or covenants under the CEO's Agreement, provided that any such breach or default is not cured within 30 days from notice; (2) in the event of a change of control, the CEO may terminate the CEO's Agreement upon 90 days notice; wherein change of control is defined as the date on which the Company sells all or substantially all of its assets or sells more than 50% of the outstanding capital stock of any one or more subsidiaries, the aggregate gross revenues of which constitute 33.33% or more of the aggregate gross revenues of the Company on a consolidated basis, merges with or into or consolidates with any entity, issues to an independent, non-affiliated third party such number of shares of its outstanding capital stock (or equity or debt instruments securities convertible into or exchangeable for shares of the Company's capital stock) as shall equal 25% or more of its total issued and outstanding shares of capital stock, or the CEO is removed from the Board, without cause, provided, however, that a change of control shall not be deemed to occur as a result of or in conjunction with any recapitalization or public offering of the Company's securities or the occurrence of any of the foregoing transactions which is approved by the CEO; (3) upon 30 days notice from the CEO if the CEO is removed from the Board without cause; or (4) upon seven days notice from the CEO in the event of the entry by a court of competent jurisdiction of a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency, or similar law then in effect or the appointment of a receiver, liquidator, assignee, custodian, trustee, or sequestrator of the Company or any substantial part of its property or an order by any such court for the wind-up or liquidation of the Company's affairs; or a petition initiating an involuntary case under any such bankruptcy, insolvency, or similar law is filed against the Company and is pending for 60 days without a stay or dismissal; or the Company commences a voluntary case under any such bankruptcy, insolvency, or similar law then in effect, or makes any general assignment for the benefit of its creditors or fails generally to pay its debts as such debts become due or takes corporate action in furtherance of any of the foregoing.

CEO's Retirement:

In the event of the retirement of the CEO, the CEO or his beneficiary will continue to receive monthly retirement compensation equal to one-twelfth of the greater of, (A) the CEO's then salary; or (B) the average of the salary and bonus of the CEO for each of the five years preceding the year of retirement, for a period of 20 months from the date of retirement. Retirement shall be deemed to have occurred at the expiration of the CEO's Agreement, or any renewal of the CEO's Agreement, or at the mutual consent of the CEO and the Company.

CEO's Participation in the Future Expansion of the Company:

During the term of the CEO's Agreement, the CEO or his designees shall have the right to participate in the future expansion of the Company whereby, if the Company, or any subsidiary of the Company proposes to form a subsidiary for any purpose, the CEO shall have the right to form or cause to be formed, at the CEO's sole cost and expense, such subsidiary and, in consideration of the CEO bearing such cost and expense, the CEO shall receive 10% of the authorized securities of each class and series of such newly formed subsidiary and the CEO will be deemed to have equitable and beneficial ownership of 10%of such securities. If subsequent to the formation of such subsidiary, the subsidiary issues any securities as a dividend, stock split or any other recapitalization, the CEO shall be entitled to receive his proportionate share of such securities issued.

CEO's Purchase of 10% of SIS Capital Corp.:

SIS Capital Corp., ("SISC"), is a wholly owned subsidiary of the Company. Substantially all of the operating subsidiaries of the Company are owned by SISC. The CEO may, at any time during the term of the CEO's Agreement, upon 10 days notice, purchase up to 10% of the equity securities of SISC (on a fully diluted basis) for a purchase price equal to the then fair market value of such securities. The purchase price for such securities shall be payable by delivery of the CEO's 10 year recourse promissory note, bearing interest at the lowest rate necessary to avoid imputed interest under the Internal Revenue Code of 1986.

CEO's Profit Sharing Bonus:

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In the event of the sale of any subsidiary or the business thereof or any business combination including any subsidiary or of any securities purchased or acquired by the Company or any subsidiary thereof as investment securities, the CEO shall be entitled to a profit-sharing bonus equal to 20% of the gross profit, if any received as a result of the sale or business combination.

CEO's Expense Reimbursement:

The Company is obligated to reimburse the CEO for all ordinary and necessary expenses incurred in the performance of his services. In the event that the Company moves its headquarters from the New York metropolitan area, and the CEO elects to move, the Company will pay the CEO's moving costs, or if the CEO elects not to moves, the Company will provide the CEO with an office and a staff in the New York metropolitan area. In the event that the Company establishes multiple offices, the Company will pay the CEO a housing allowance of $3,500 per month for as long as more than one office is maintained.

Corporate Secretary

On August 14, 1997, the Company entered into an employment agreement, (the "Secretary's Agreement"), with the Company's Corporate Secretary. Such agreement includes the following terms:

Term of Secretary's Agreement:

The term of the Secretary's Agreement is from the date of commencement until December 31, 2002 and at the option of the Secretary may be extended for five more years. The Secretary's Agreement is subject to termination prior to December 31, 2002 pursuant to certain termination provisions contained within the agreement.

Secretary's Compensation:

For 1997 the Secretary's annual salary is $200,000 and shall increase annually by the greater of 5% or the increase in the cost of living index. A bonus for each year is payable in an amount equal to 0.5% of the amount by which the greater of (A) the Company's consolidated net income before taxes, or, (B) the Company's consolidated net cash flow calculated as the Company's net income plus depreciation, amortization and other non-cash items of expense, minus payments of all principal amounts of outstanding debt, exceeds $600,000.

Secretary's Benefits:

The Secretary is entitled to three weeks paid vacation and fifteen paid sick days during each year. The Company will pay for and maintain for the Secretary disability insurance providing for payment to the Secretary of a minimum of 60% of her salary. The Company is required to pay and maintain for the Secretary major medical, hospitalization, dental and vision insurance and life insurance having a face value of not less than $400,000, the proceeds of which shall be payable to such beneficiaries designated by the Secretary. The Company will maintain such disability, medical, dental, and vision insurance, at the Company's expense for a period of 10 years after the expiration or termination of the Secretary's Agreement.

Secretary's Severance:

In addition to any salary or bonus payable pursuant to the Secretary's Agreement, the Secretary is entitled to severance compensation under the following circumstances:

(i) - In the event of the death of the Secretary, the Company shall pay to the Secretary's beneficiary the face value of the life insurance policy to be maintained by the Company.

(ii) - In the event of the permanent disability of the Secretary, the Company shall pay to the Secretary, 60% of her then salary for 10 years. In the event of a temporary disability, (generally 6 months), the Company shall pay to the

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Secretary 100% of her salary and bonus for the period of the disability.

(iii) - The Secretary will continue to receive her salary for 10 years, if the Secretary's Agreement is terminated due to any of the following events, (1) upon notice to the Company by the Secretary of the termination of the agreement for any breach or default by the Company of any of its obligations or covenants under the Secretary's Agreement, provided that any such breach or default is not cured within 30 days from notice; (2) in the event of a change of control, the Secretary may terminate the Secretary's Agreement upon 90 days notice; wherein change of control is defined as the date on which the Company sells all or substantially all of its assets or sells more than 50% of the outstanding capital stock of any one or more subsidiaries, the aggregate gross revenues of which constitute 33.33% or more of the aggregate gross revenues of the Company on a consolidated basis, merges with or into or consolidates with any entity, issues to an independent, non-affiliated third party such number of shares of its outstanding capital stock (or equity or debt instruments securities convertible into or exchangeable for shares of the Company's capital stock) as shall equal 25% or more of its total issued and outstanding shares of capital stock, or the Secretary is removed from the Board, without cause, provided, however, that a change of control shall not be deemed to occur as a result of or in conjunction with any recapitalization or public offering of the Company's securities or the occurrence of any of the foregoing transactions which is approved by the Secretary; (3) upon 30 days notice from the Secretary if the Secretary is removed from the Board without cause; or (4) upon seven days notice from the Secretary in the event of the entry by a court of competent jurisdiction of a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency, or similar law then in effect or the appointment of a receiver, liquidator, assignee, custodian, trustee, or sequestrator of the Company or any substantial part of its property or an order by any such court for the wind-up or liquidation of the Company's affairs; or a petition initiating an involuntary case under any such bankruptcy, insolvency, or similar law is filed against the Company and is pending for 60 days without a stay or dismissal; or the Company commences a voluntary case under any such bankruptcy, insolvency, or similar law then in effect, or makes any general assignment for the benefit of its creditors or fails generally to pay its debts as such debts become due or takes corporate action in furtherance of any of the foregoing.

Secretary's Retirement:

In the event of the retirement of the Secretary, the Secretary or her beneficiary will continue to receive monthly retirement compensation equal to one-twelfth of the greater of, (A) the Secretary's then salary; or (B) the average of the salary and bonus of the Secretary for each of the five years preceding the year of retirement, for a period of 10 years from the date of retirement. Retirement shall be deemed to have occurred at the expiration of the Secretary's Agreement, or any renewal of the Secretary's Agreement, or at the mutual consent of the Secretary and the Company.

Secretary's Participation in the Future Expansion of the Company:

During the term of the Secretary's Agreement, the Secretary or her designees shall have the right to participate in the future expansion of the Company whereby, if the Company, or any subsidiary of the Company proposes to form a subsidiary for any purpose, the Secretary shall have the right to purchase 1% of the authorized securities of each class and series of such newly formed subsidiary at a purchase price that is equal to fair market value. The purchase price for such securities shall be payable by delivery of the Secretary's 10 year recourse promissory note, bearing interest at the lowest rate necessary to avoid imputed interest under the Internal Revenue Code of 1986. If subsequent to the formation of such subsidiary, the subsidiary issues any securities as a dividend, stock split or any other recapitalization, the Secretary shall be entitled to receive her proportionate share of such securities issued.

Secretary's Profit Sharing Bonus:

In the event of the sale of any subsidiary or the business thereof or any business combination including any subsidiary or of any securities purchased or acquired by the Company or any subsidiary thereof as investment securities, the Secretary shall be entitled to a profit-sharing bonus equal to 1% of the gross profit, if any received as

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

a result of the sale or business combination.

Secretary's Expense Reimbursement:

The Company is obligated to reimburse the Secretary for all ordinary and necessary expenses incurred in the performance of her services. In the event that the Company moves its headquarters from the New York metropolitan area, and the Secretary elects to move, the Company will pay the Secretary's moving costs, including 6 months temporary housing, or if the Secretary elects not to move, the Company will provide the Secretary with an office and a staff in the New York metropolitan area. In the event that the Company establishes multiple offices, the Company will pay the Secretary a housing allowance of $1,000 per month for as long as more than one office is maintained.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                         Liquidity and Capital Resources

Going Concern

For the three and six months ended June 30, 1997, (the "1997 three and six month periods"), the Company incurred net losses of $312,000 and $4.1 million, respectively, has an accumulated deficit at June 30, 1997, ("June 1997"), of $54.3 million, and approximately $6.4 million of debt that is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, as of August 15, 1997, the Company has been delisted from Trading on the NASDAQ because it failed to meet the minimum bid requirements of $1 and the minimum net tangible worth requirement of $1 million. In order to address the minimum bid requirements, the Company's Board of Directors has approved a 1 for 30 reverse split which will be voted on at a stockholders meeting. In order to address the financial difficulties that the Company is experiencing, management has disposed of the unprofitable Audio Products Manufacturing segment, has developed a plan to discontinue the unprofitable operations of the Three Dimensional Products and Services segment and is attempting to sell the Medical Diagnostics segment in anticipation that such a sale would provide the Company with adequate income and working capital to rectify the NASDAQ net tangible worth deficiency as well as enable the Company to properly fund the remaining subsidiaries. Additionally, management plans to continue efforts to raise capital through initial and secondary public offerings of the remaining subsidiary's equity and to manage them to profitable levels once adequate funding is in place. There can be no assurances that management's plans to raise additional capital and to manage the subsidiaries to profitable levels will be successful. Additionally, no assurances can be given that the Company will be able to sell the Medical Diagnostics segment or that any potential sale would result in a significant gain. The failure of the Company to sell the Medical Diagnostics segment and the failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of additional unprofitable segments and could ultimately force the Company as a whole to cease operations.

Working Capital Condition

As of December 31, 1996, ("December 1996"), the Company had negative working capital of $5.4 million. As of June 1997, the Company has negative working capital of $8 million representing an increase in negative working capital of $2.6 million. The Company's principal working capital consists of cash and cash equivalents which were $2.8 million at June 1997 and December 1996. Restrictions exist with regards to the Company's use of the Medical Diagnostics segment's cash which was $2.1 million at June 1997. During the 1997 six month period, International Magnetic Imaging, Inc., ("IMI"), and Trans Global Services, Inc., ("TGS"), generated $3.8 million and $570,000, respectively, from operations while the remaining segments used $3 million for continuing operations and used $913,000 for discontinued operations. Pursuant to an IMI financing agreement with a creditor, restrictions exist on the distributions of IMI funds whereby IMI may not make payments out of the ordinary course of IMI operations and specifically, not to the parent company, (Consolidated), or any subsidiary or affiliate. The other segments are thereby required to operate on their own cash flows and at June 1997 the most significant impact from these restrictions is on the Electro-Mechanical and Electro-Optical Products Manufacturing and Telecommunications segments which are currently unable to operate without cash infusions from the parent company, (Consolidated). It is imperative that these segments obtain alternative sources of funding. (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as operating segments and no assurance can be given that these segments will be able to continue as operating entities. The remaining segments are less affected by the restrictions on IMI's cash since they operated substantially with their own cash flows during the 1997 six month period.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Sources of Cash

During the 1997 six month period, sources of cash, other than from operations, included proceeds from the issuance of long-term debt of $665,000, net advances from asset based lenders of $980,000, $2 million from a subsidiaries private issuance of equity (see footnote 7 of the accompanying financial statements), collections on repayments of notes receivable of $228,000 and proceeds from the disposal of a subsidiary of $62,000.

Uses of Cash

During the 1997 six month period, uses of cash included the repayment of long-term and subordinated debt of $2 million, payments on capital leases of $691,000, expenditures for software development of $462,000, $430,000 for deferred offering costs, capital expenditures of $385,000, payments for loans made of $141,000, purchases of investments of $82,000 and an increase in other assets of $120,000.

Changes in Other Working Capital Assets and Liabilities

From December 1996 to June 1997, working capital assets remained relatively level decreasing $527,000 while working capital liabilities increased $2.1 million due to the following factors; (1) accounts payable and accrued expenses increased $1.7 million primarily as a result of the Telecommunications and Medical Information Services segments inability to make timely payments on trade payables and increased accrued expenses from offering costs, (2) accrued payroll and related expenses increased $574,000 of which $261,000 relates to the Medical Diagnostics segment and $266,000 relates to the Contract Engineering Services segment, and accrued interest increased $524,000 (primarily from the Medical Diagnostics segment).

Effect of Loan Defaults

The Company is in technical default on loans approximating $6.4 million at June 1997 of which $6.3 million relates to the Medical Diagnostics segment and $135,000 relates to the Three Dimensional Products and Services segment. Such default has not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and all amounts are classified as current liabilities in the Company's June 1997 balance sheet.

Delinquent Payroll Taxes

A subsidiary of the Company, which operated in the discontinued Three Dimensional Products and Services segment, owes delinquent payroll taxes and related interest and penalties of approximately $80,000. It is anticipated that such obligations will be resolved as a part of the planned discontinuation of such segment.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                              Results of Operations

Loss from Continuing Operations

The Company's loss from continuing operations increased $614,000 and $853,000, respectively, for the comparative three and six month periods.

Comparing the 1997 three month period with the three months ended June 30, 1996, (the "1996 three month period"), aggregate increases in loss from continuing operations consisted of the following:

                                                        1997 Three          1996 Three
          Loss from Continuing Operations              Month Period        Month Period         Variance
          -------------------------------              ------------        ------------         --------
          Contract Engineering Services                  $255,000            $ 58,000           $197,000
          Medical Diagnostics                             (66,000)           (218,000)           152,000
          Electro-Mechanical and Electro-
             Optical Products Manufacturing              (402,000)           (173,000)          (229,000)
          Medical Information Services                   (586,000)           (126,000)          (460,000)
          Telecommunications                             (348,000)           (209,000)          (139,000)
          Business Consulting Services                    100,000              67,000             33,000
          Corporate and Other                             263,000             431,000           (168,000)
                                                          -------             -------           --------
             Loss from Continuing Operations            ($784,000)          ($170,000)         ($614,000)
                                                          =======             =======            =======

Comparing the 1997 six month period with the six months ended June 30, 1996, (the "1996 six month period"), aggregate increases in loss from continuing operations consisted of the following:

                                                        1997 Six            1996 Six
          Loss from Continuing Operations              Month Period        Month Period         Variance
          -------------------------------              ------------        ------------         --------
          Contract Engineering Services                  $158,000         ($  494,000)         $652,000
          Medical Diagnostics                              41,000             330,000          (289,000)
          Electro-Mechanical and Electro-
             Optical Products Manufacturing              (751,000)           (422,000)         (329,000)
          Medical Information Systems                  (1,239,000)         (2,125,000)          886,000
          Telecommunications                             (783,000)           (508,000)         (275,000)
          Business Consulting Services                    193,000             134,000            59,000
          Corporate and Other                             (62,000)          1,495,000        (1,557,000)
                                                          -------           ---------         ----------
             Loss from Continuing Operations          ($2,443,000)        ($1,590,000)        ($853,000)
                                                        =========           =========           =======

The 1996 six month period loss from continuing operations includes $2.2 million of non cash expense from the exercise of below market warrants in the Medical Information Services segment.

Discontinued Operations

Loss from operations of discontinued segments includes the operating activity of the Audio Products Manufacturing segment through the date of disposal on May 20, 1997 and the operating activity of the Three Dimensional Products and Services segment through June 30, 1997 and amounted to $604,000 and $142,000 for the 1997 and 1996 three month periods, respectively, and $1.3 million and $814,000 for the 1997 and 1996 six month periods, respectively.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

The 1997 three and six month periods loss on disposal of discontinued segments includes a gain on disposal of the Audio Products manufacturing segment of $129,000 and an estimated loss on the disposal of the Three Dimensional Products and Services segment of $525,000.

Consolidated Net Loss

The Company's net loss increased $1.5 million and $1.7 million, respectively, for the comparative three and six month periods as a result of the aforementioned increases in losses of both the continuing and discontinued operations.

                       Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                                                      Percentage of Total
                                                                      -------------------
                                                            1997         1996        1997        1996
                                                           Three        Three        Six         Six
                                                           Month        Month       Month       Month
           Revenues:                                       Period       Period      Period      Period
                                                           ------       ------      ------      ------
           Contract Engineering Services                    61%          56%         62%         55%
           Medical Diagnostics                              23%          28%         24%         30%
           Electro-Mechanical and Electro-Optical
            Products Manufacturing                           3%           3%          2%          3%
           Medical Information Services                      6%           9%          5%          9%
           Telecommunications                                7%           4%          7%          3%
           Business Consulting Services                      1%           1%          1%          1%
           Intercompany Transactions                        (1)%         (1)%        (1)%        (1)%

                                                                      Percentage of Total
                                                                      -------------------
                                                            1997         1996        1997        1996
                                                           Three        Three        Six         Six
                                                           Month        Month       Month       Month
           Gross Profit:                                   Period       Period      Period      Period
                                                           ------       ------      ------      ------
           Contract Engineering Services                    34%          26%         32%         21%
           Medical Diagnostics                              57%          57%         60%         63%
           Electro-Mechanical and Electro-Optical
            Products Manufacturing                          (1)%          3%         (1)%         2%
           Medical Information Services                      6%          11%          4%         12%
           Telecommunications                                4%           3%          4%          2%
           Business Consulting Services                      3%           1%          3%          2%
           Intercompany Transactions                        (3)%         (1)%        (2)%        (2)%

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                                                                      Percentage of Total
                                                                      -------------------
                                                            1997         1996        1997        1996
                                                           Three        Three        Six         Six
                                                           Month        Month       Month       Month
           Selling, General & Administrative Expense:      Period       Period      Period      Period
                                                           ------       ------      ------      ------
           Contract Engineering Services                    24%          26%         25%         22%
           Medical Diagnostics                              41%          38%         40%         33%
           Electro-Mechanical and Electro-Optical
            Products Manufacturing                           6%           6%          6%          5%
           Medical Information Services                     14%          13%         13%         27%
           Telecommunications                               10%           7%         10%          5%
           Business Consulting Services                      1%           1%          1%          1%
           Corporate and Other                               6%          10%          7%          8%
           Intercompany Transactions                        (2)%         (1)%        (2)%        (1)%

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

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of TGS's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, TGS is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, TGS's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, TGS's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until TGS satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that TGS experiences turnover in employees, its gross margin will be adversely affected. For example, in 1997, Social Security taxes are payable on the first $65,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for TGS to pay Social Security tax for such employee. Since most of TGS's employees receive compensation in excess of that amount, TGS's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

TGS finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. TGS also pays a fee of 0.3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of TGS's assets. Pursuant to an April 1997 amendment to the agreement, on October 31, 1997, the borrowing availability will be reduced to $3.0 million and TGS will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon TGS. As of June 1997, such borrowings from the asset-based lender were approximately $3.8 million. The interest rates (exclusive of the fee) payable by TGS at June 1997 and 1996 were 10.5% and 10.25% respectively.

1997 and 1996 Three Month Periods

For the 1997 three month period, TGS had revenues of $19.6 million reflecting a 31% increase in revenues over the $15.0 million achieved during the 1996 three month period. This increase reflects TGS's continuing efforts to meet its clients requirements in a timely manner. The gross margin for the 1997 three month period was 8.2% compared to 9.7% for the 1996 three month period. This decrease can be attributed to the continued increase in staffing which has a negative impact on gross margin during periods of growth because of payroll taxes.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Selling, general and administrative expenses were $1.1 million or 5.6% of sales for 1997 three month period and $1.2 million or 7.6% of sales for the 1996 three month period. This reflects the continuing effort TGS is placing on controlling costs and maximizing efficiency.

During the 1997 three month period interest expense was $197,000, an 18.4% increase from the $166,000 interest costs during the 1996 three month period. This was a result of increased borrowings due to greater revenues and slightly higher interest rates.

As a result of the foregoing, TGS earned a profit of $256,000 for the 1997 three month period as compared to a net profit of $58,000 for the 1996 three month period. The increase in profits can be attributed to a combination of the increase in sales and a stabilization of selling, general and administrative expenses.

1997 and 1996 Six Month Periods

TGS had revenues of $38.9 million for the 1997 six month period reflecting a 37% increase from the revenues of $28.5 million for the same period a year earlier. This increase is attributable to TGS's increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 from one of TGS's larger clients. During the 1997 six month period, approximately 81% of TGS's revenue was derived from its five largest clients. For the 1997 six month period, TGS had a gross margin of 7.8% as compared to 8.0% for the 1996 six month period. The slight decrease in margin reflects the additional payroll taxes incurred because of TGS's continued increase in staffing.

Selling, general and administrative expenses were approximately $2.4 million for the 1997 six month period, reflecting a $2,000 increase over the same period a year ago. TGS has been able to maintain a relatively stable level of selling, general and administrative expenses despite a significant increase in revenue.

During the 1997 six month period, interest expense was $383,000, a 17.5% increase from $326,000 in the 1996 period as a result of increased borrowings and slightly higher interest rates.

TGS has not provided for income taxes for the 1997 and 1996 six month periods. Federal and state tax benefits have not been recognized for the 1997 and 1996 six month periods due to the fact that all potential loss carrybacks have been fully utilized and under SFAS No. 109, "Accounting for Income Taxes". TGS has determined that it is more likely than not that the deferred tax asset will not be realized.

TGS earned a profit of approximately $158,000 for the 1997 six month period as compared to a net loss of $494,000, for the 1996 six month period. TGS believes that with the continued increased revenues and stabilized selling, general and administrative costs it has improved its operations. TGS is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that TGS can or will operate profitably in the future.

Medical Diagnostics - This segment consists of the operations of International Magnetic Imaging, Inc., ("IMI"), a medical diagnostic imaging company, which primarily performs MRI and other diagnostic imaging modalities.

IMI is not engaged in the practice of medicine and does not employ any physicians to provide medical services. IMI's bills, which include fees for the technical services provided by IMI and the professional services rendered by the radiologists, are sent to the patient or third-party payor, whichever is appropriate. The radiologists, who are independent contractors engaged by IMI and are compensated by IMI pursuant to agreements between IMI and the radiologists, do not bill patients for the radiology services related to their services for IMI. Pursuant to their agreements with IMI, the radiologists read the scans at IMI's Centers, for which they receive compensation in accordance with such agreements. For the Florida Centers, IMI paid a fee that ranges from 10% to 20% of net

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

collections plus a bonus based on specified criteria. During the six months ended June 30, 1997 (the "June 1997 period") and the six months ended June 30, 1996 (the "June 1996 period"), the radiology fees for the Florida Centers averaged 10% to 11% of cash collections from MRI procedures and 15% to 16.5% of cash collections for multi-modality procedures. During 1996 and 1995, the radiology fees for the Florida Centers averaged 11% to 12% of cash collections from MRI procedures and 16% to 17% of cash collections for multi-modality procedures. At the San Juan Center, IMI pays 10% of collections plus 3% of annual cash collections between $2 million and $3 million plus 5% of annual cash collections in excess of $3 million. For the Virginia Center, IMI pays a fixed annual fee of $275,000 plus 15% of collections in excess of $2.4 million. At the Kansas City Center, IMI pays a fixed fee per scan which fee ranges from $75 to $150, depending on the number of scans read. The compensation to the radiologists is reflected on the Statement of Operations as radiology fees.

1997 and 1996 Three Month Period

Net patient service revenue for performing MRI and other diagnostic modality procedures decreased $494,000, or 7%, from $7.3 million for the 1996 three month period to $6.8 million for the 1997 three month period. The following table shows the mix of procedures by class of payor for MRI procedures and other multi-modality procedures during the 1997 and 1996 three month periods:

                                                            1997         1996
                                                            Three        Three
                                                            Month        Month
Class of Payor                                             Period       Period
--------------                                             ------       ------
MRI Procedures (representing  83% and 89%,
 respectively of net patient service revenue
 for the 1997 and 1996 three month periods):
Managed Care                                                 49%          46%
Commercial                                                   16%          18%
Medicare                                                     12%          13%
Contract Worker's Compensation                               10%           5%
Worker's Compensation                                         7%          11%
Liability                                                     4%           5%
Other                                                         2%           2%

Multi-modality procedures, other than MRI(1)
 (representing 17% and 11%, respectively of
 net patient service revenue for the 1997 and
 1996 three month periods):
Managed Care                                                 83%          85%
Medicare                                                      9%           8%
Commercial                                                    6%           4%
Other                                                         2%           3%
------
(1) Includes CAT scans, nuclear medicine, mammography, fluoroscopy, ultrasound and X-Rays.

The decrease in the net patient service revenue in the June 1997 period results from the following:

   Decrease in reimbursement rates for MRI procedures               $(1,264,000)
   Increase in reimbursement rates for multi-modality procedures        392,000
   Decrease in scan procedure volume for MRI procedures                   9,000
   Increase in scan procedure volume for multi-modality procedures      369,000
                                                                     ----------
                  Total decrease in net patient service revenue     $  (494,000)
                                                                        =======

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Other service revenues and management fee income represented 8% and 4% of total revenues, respectively, for the 1997 and 1996 three month periods. Such fees increased approximately $359,000 from $267,000 for the 1996 three month period to $626,000 for the 1997 three month period, due primarily to the operations of MRI Net, an MRI and multi-modality patient scheduling service company owned by IMI.

IMI's gross profit decreased $607,000, or 19%, from $3.3 million for the 1996 three month period to $2.7 million for the 1997 three month period due to the aforementioned net decrease in total revenues of $135,000 and an increase in direct costs of $607,000. Income from operations decreased $760,000, or 55%, from $1.4 million for the 1996 three month period to $635,000 for the 1997 three month period of which $607,000 relates to the aforementioned decrease in gross profit and $153,000 relates to an increase in selling, general and administrative expense. The overall increase in direct costs and selling, general and administrative expense reflected a number of factors discussed below.

Radiology fees decreased $123,000 or 14% when comparing the 1997 three month period to the 1996 three month period. During both periods, the radiology fees were incurred based on cash collections related to services performed in all but two of IMI's centers. Approximately $84,000 of the decrease was the direct result of a decrease in cash collections subject to radiology fees for the South Florida and San Juan centers and approximately $24,000 related to a higher radiology fee rate paid in the June 1996 period for a portion of the applicable cash collections in the San Juan center.

Equipment maintenance costs relate primarily to fixed contract payment schedules and generally do not fluctuate from period to period unless repairs and maintenance are required that are not covered by the equipment contracts or new equipment is placed into service or removed from service. Substantially all maintenance costs incurred for the 1997 and 1996 three month periods were incurred pursuant to fixed maintenance contracts, and as a result such costs did not fluctuate significantly, increasing $61,000 of which $45,000 related to repairs on telecommunications equipment which is expected to be of a non recurring nature. The remaining increase relates to repairs of medical equipment outside of the service contracts.

Patient service costs and expenses consist primarily of film, contrast agents and utility costs used in MRI and multi-modality procedures. Such costs increased $107,000, or 20%, from the 1996 three month period to the 1997 three month period. An increase in multi-modality procedures accounted for approximately $57,000 of the increase and the remainder related to an increase in MRI procedures which required contrast agents.

Salaries and benefits increased $43,000 or 3% from the 1996 three month period to the 1997 three month period which represents increases in pay to previously existing employee positions.

Professional services, consisting primarily of legal, accounting and consulting services, increased $305,000 or 139% when comparing the 1997 and 1996 three month periods of which $284,000 relates to the write-off of deferred offering costs in the 1997 three month period and remainder relates to marketing agreements that were not in place during the 1996 three month period.

Other management, general and administrative expenses, decreased $143,000, or 13%, from the 1996 three month period to the 1997 three month period. During the 1996 three month period, one of the Centers was in the process of relocating to a new facility and in connection with the relocation, it rented, on a short-term basis, mobile MRI equipment.

Provision for bad debts increased $285,000, or 143%, from the 1996 three month period to the 1997 three month period. Substantially all of this increase reflects the liability accounts receivable whose aging had reached the point where IMI's receivable policy and evaluation required that such receivables be provided for with an additional allowance.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Depreciation and amortization consists of the depreciation of purchased equipment, buildings, leasehold improvements and capital leases and the amortization of goodwill, customer lists, restrictive covenants and loan costs. Depreciation expense increased $79,000, or 11%, when comparing the 1997 and 1996 three month periods which reflects the addition of equipment in certain Centers as well as the depreciation of certain medical equipment that had previously been maintained at salvage value. Amortization remained relatively level increasing $11,000, or 2%, from the 1996 three month period to the 1997 three month period.

Interest and other income increased $13,000, or 7% from $198,000 for the 1996 three month period to $211,000 for the 1997 three month period. Interest and other income consists primarily of income in the equity of a joint venture.

Interest expense increased $127,000, or 18%, from the 1996 three month period to the 1997 three month period. Approximately $90,000 of the increase relates to new debt for the purchase of equipment and the remainder relates to the refinancing of subordinated notes at a higher interest rate.

IMI's income tax expense is comprised of current and deferred portions of Federal, state and Puerto Rico income taxes. The Federal income tax expense for the 1997 and 1996 three month periods was $329,000 and $1 million, respectively. Federal income tax was accrued at the statutory rates for such periods. However, because IMI files its Federal income tax returns as part of a consolidated group with Consolidated as the common parent, the actual tax liability was treated as an amount due to Consolidated and the debt was simultaneously canceled by Consolidated. State income tax benefit for the 1997 and 1996 three month periods was $258,000 and $177,000, respectively. Puerto Rico income tax expense was $4,000 and $220,000 for the 1997 and 1996 three month periods, respectively. IMI also has a state and Puerto Rico net operating loss carryforward at June 1997 of $2 million and $548,000, respectively. The state net operating loss carryforward was adjusted from the March 1997 amount to $5.2 million to reflect the filing of Florida consolidated income tax returns for 1996 and 1997. State and Puerto Rico net operating loss carryforwards are only available to offset future income of the subsidiary which incurred the losses.

Overall profitability increased $152,000 from a loss of $218,000 for the 1996 three month period to a loss of $66,000 for the 1997 three month period. During the 1997 three month period, four of the Centers operated at an aggregate net loss of $1.1 million while the remaining Centers generated net income of $1 million. During the 1996 three month period, four of the Centers operated at an aggregate net loss of $1.1 million while the remaining Centers generated net income of $913,000.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

1997 and 1996 Six Month Periods

Net patient service revenue for performing MRI and other diagnostic modality procedures decreased $1.1 million, or 7%, from $15.2 million for the 1996 six month period to $14.1 million for the 1997 six month period. The following table shows the mix of procedures by class of payor for MRI procedures and other multi-modality procedures during the 1997 and 1996 six month periods:

                                                          1997            1996
                                                          Six             Six
                                                         Month           Month
Class of Payor                                          Period          Period
--------------                                          ------          ------
MRI Procedures (representing 83% and 89%,
 respectively of net patient service revenue
 for the 1997 and 1996 six month periods:
Managed care                                             48%              32%
Commercial                                               16%              18%
Medicare                                                 13%              13%
Contract worker's compensation                           10%               6%
Workers' compensation (other than pursuant to
 contracts with workers' compensation insurers)           8%              12%
Brokered                                                 --               11%
Liability-related                                         3%               5%
Other                                                     2%              3%

Multi-modality procedures, other than MRI(1)
 (representing 17% and 11%, respectively of
 net patient service revenue for the 1997 and
 1996 six month periods:
Managed care                                             84%              85%
Medicare                                                  7%               8%
Commercial                                                6%               4%
Other                                                     3%               3%

-----
(1) Includes CAT scans, nuclear medicine, mammography, fluoroscopy, ultrasound and X-Rays.

The decrease in the net patient service revenue in the 1997 six month period results from the following:

   Decrease in reimbursement rates for MRI procedures               $(1,849,000)
   Increase in reimbursement rates for multi-modality procedures        353,000
   Decrease in scan procedure volume for MRI procedures                (224,000)
   Increase in scan procedure volume for multi-modality procedures      662,000
                                                                     ----------
                  Total decrease in net patient service revenue     $(1,058,000)
                                                                      =========

Other service revenues and management fee income represented only 7% and 3% of total revenues, respectively, for the 1997 and 1996 six month periods. Such fees increased approximately $510,000 from $533,000 for the 1996 six month period to $1,043,000 for the 1997 six month period, due primarily to the operations of MRI Net, an MRI and multi-modality patient scheduling service company owned by IMI.

IMI's gross profit decreased $1.4 million, or 20%, from $7.1 million for the 1996 six month period to $5.7 million for the 1997 six month period due to the aforementioned net decrease in total revenues of $548,000 and an increase

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

in direct costs of $871,000. Income from operations decreased $1.8 million, or 53%, from $3.3 million for the 1996 six month period to $1.5 million for the 1997 six month period of which $1.4 million relates to the aforementioned decrease in gross profit and $325,000 relates to increased selling, general and administrative expense. The overall increase in direct costs and selling, general and administrative expense reflected a number of factors discussed below.

IMI's operating income decreased $1.8 million, or 53%, from $3.3 million for the 1996 six month period to $1.5 million for the 1997 six month period due to the aforementioned net decrease in revenues of $548,000 and an increase in operating expenses of $1.2 million. The overall increase in operating costs is reflected by the factors discussed below.

Radiology fees decreased $105,000 or 6% when comparing the 1997 six month period to the 1996 six month period. During both periods, the radiology fees were incurred based on cash collections related to services performed in all but two of IMI's centers. Approximately $84,000 of the decrease was the direct result of a decrease in cash collections subject to radiology fees for the South Florida and San Juan centers and approximately $24,000 related to a higher radiology fee rate paid in the 1996 six month period for a portion of the applicable cash collections in the San Juan center.

Equipment maintenance costs relate primarily to fixed contract payment schedules and generally do not fluctuate from period to period unless repairs and maintenance are required that are not covered by the equipment contracts or new equipment is placed into service or removed from service. Substantially all maintenance costs incurred for the 1997 and 1996 six month periods were incurred pursuant to fixed maintenance contracts, and as a result such costs did not fluctuate significantly, increasing $155,000 of which $45,000 related to repairs on telecommunications equipment which is expected to be of a non recurring nature. The remaining increase relates to repairs of medical equipment outside of the service contracts.

Patient service costs and expenses consist primarily of film, contrast agents and utility costs used in MRI and multi-modality procedures. Such costs increased $197,000, or 18%, from the 1996 six month period to the 1997 six month period. An increase in multi-modality procedures accounted for approximately $110,000 of the increase and the remainder related to an increase in MRI procedures which required contrast agents.

Salaries and benefits increased $109,000 or 3% from the 1996 six month period to the 1997 six month period which represents increases in pay to previously existing employee positions.

Professional services, consisting primarily of legal, accounting and consulting services, increased $352,000 or 76% when comparing the 1997 and 1996 six month periods of due to increased legal fees of approximately $351,000 of which $284,000 relates to the write-off of deferred offering costs and the remainder relates to ongoing litigation costs.

Other management, general and administrative expenses, decreased $237,000, or 10%, from the 1996 six month period to the 1997 six month period. During 1996, one of the Centers was in the process of relocating to a new facility and in connection with the relocation, it rented, on a short-term basis, mobile MRI equipment.

Provision for bad debts increased $539,000, or 123%, from the 1996 six month period to the 1997 six month period. Substantially all of this increase reflects the write-off of amounts due from scan brokers who went out of business and liability accounts receivable whose aging had reached the point where IMI's receivable policy and evaluation required that such receivables be provided for with an additional allowance.

Depreciation and amortization consists of the depreciation of purchased equipment, buildings, leasehold improvements and capital leases and the amortization of goodwill, customer lists, restrictive covenants and loan costs. Depreciation expense increased $162,000, or 11%, when comparing the 1997 and 1996 six month periods

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

which reflects an increase of $208,000 from the 1997 six month period depreciation of the salvage value of MRI units in the Boca Raton, Oakland Park and Arlington centers offset by a decrease of approximately $46,000 from equipment which was fully depreciated as of the beginning of the 1997 six month period. Amortization remained relatively level increasing $23,000, or 2%, from the 1996 six month period to the 1997 six month period.

Interest and other income increased $492,000 from $259,000 for the 1996 six month period to $751,000 for the 1997 six month period. During the 1997 six month period, IMI recognized $663,000 of income from a joint venture and during the 1996 six month period, joint venture income amounted to only $189,000.

Interest expense increased $302,000, or 22%, from the 1996 six month period to the 1997 six month period. Approximately $180,000 of the increase relates to new debt for the purchase of equipment and the remainder relates to the refinancing of subordinated notes at a higher interest rate.

IMI's income tax expense is comprised of current and deferred portions of Federal, state and Puerto Rico income taxes. The Federal income tax expense for the 1997 and 1996 six month periods was $714,000 and $1.7 million, respectively. Federal income tax was accrued at the statutory rates for such periods. However, because IMI files its Federal income tax returns as part of a consolidated group with Consolidated as the common parent, the actual tax liability was treated as an amount due to Consolidated and the debt was simultaneously canceled by Consolidated. State income tax benefit for the 1997 and 1996 six month periods was $335,000 and $108,000, respectively. Puerto Rico income tax expense was $174,000 and $220,000 for the 1997 and 1996 six month periods, respectively. IMI also has a state and Puerto Rico net operating loss carryforward at June 1997 of $2 million and $548,000, respectively. The state net operating loss carryforward was adjusted from the March 1997 amount to $5.2 million to reflect the filing of Florida consolidated income tax returns for 1996 and 1997. State and Puerto Rico net operating loss carryforwards are only available to offset future income of the subsidiary which incurred the losses.

Overall profitability decreased $288,000 from $329,000 for the 1996 six month period to $41,000 for the 1997 six month period, reflecting increased overall costs and a decrease in revenues. During the 1997 six month period, five of the Centers operated at an aggregate net loss of $1.5 million while the remaining Centers generated net income of $1.6 million. During the 1996 six month period, five of the Centers operated at an aggregate net loss of $1.5 million while the remaining Centers generated net income of $1.8 million.

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

1997 and 1996 Three Month Period

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing the 1997 three month period to the 1996 three month period, increased $49,000, or 7% from $680,000 to $729,000. Cost of sales for the June 1997 and 1996 periods includes $150,000 and $75,000, respectively, for the write-off of obsolete inventory. Excluding such write-offs, the gross profit percentages for the June 1997 and 1996 periods decreased from 30% to 13%, respectively, due primarily to decreases in gross profit of the debit card vending machine line. Selling, general and administrative expenses decreased $51,000, or 16% from $264,000 for the 1996 three month period to $213,000 for the 1997 three month period due to planned cutbacks in expenses related to existing operations. Net losses increased from $211,000 for the 1996 three month period to $318,000 for the June 1997, due primarily to the increase in write-off for obsolete inventory of $75,000. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

governmental military spending. During 1996, the segment participation in government awarded contracts was not significant, however, during 1997, this segment was awarded certain government contracts on which a current backlog of $1,280,000 exists as of June 30, 1997 and management believes that revenues from these contracts will enable this segment to significantly improve its profitability during the remainder of 1997. However, no assurance can be made that such backlog will result in net income or long-term profitability for this segment.

Prepaid telephone calling card revenues increased from $52,000 for the 1996 three month period to $88,000 for the 1997 three month period on which substantially no gross profit was earned for either period. Selling, general and administrative expense increased from $17,000 for the 1996 three month period to $50,000 for the 1997 three month period. The net loss increased by $46,000 from $7,000 for the 1996 three month period to $53,000 for the 1996 three month period. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for the 1997 three month period approximated $30,000. Due to the nature of a development stage company, no assurances can be given that it will ever be able to develop a marketable product and achieve revenues that will allow it to operate profitably.

As a result of the foregoing, this segment as a whole sustained net losses of $402,000 and $217,000, respectively, for the June 1997 and 1996 periods, reflecting a $200,000 decrease in gross profit.

1997 and 1996 Six Month Period

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing the 1997 six month period to the 1996 six month period, increased $160,000, or 13% from $1.3 million to $1.4 million. Cost of sales for the 1997 and 1996 six month periods include $300,000 and $150,000, respectively, for the write-off of obsolete inventory. Excluding such write-offs, the gross profit percentages for the 1997 and 1996 six month periods decreased from 29% to 17%, respectively, due primarily to decreases in gross profit of the debit card vending machine line. Selling, general and administrative expenses decreased $84,000, or 16% from $520,000 for the 1996 six month period to $436,000 for the 1997 six month period due to planned cutbacks in expenses related to existing operations. Net losses increased from $579,000 for the 1996 six month period to $667,000 for the 1997 six month period, due primarily to the increase in write-off for obsolete inventory of $150,000. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased governmental military spending. During 1996, the segment participation in government awarded contracts was not significant, however, during 1997, this segment was awarded certain government contracts on which a current backlog of $1,280,000 exists as of June 30, 1997 and management believes that revenues from these contracts will enable this segment to significantly improve its profitability during the remainder of 1997. However, no assurance can be made that such backlog will result in net income or long-term profitability for this segment.

Prepaid telephone calling card revenues decreased from $124,000 for the 1996 six month period to $104,000 for the 1997 six month period on which substantially no gross profit was earned for either period. Selling, general and administrative expense increased from $54,000 for the 1996 six month period to $93,000 for the 1997 six month period. The net loss increased by $51,000 from $44,000 for the 1996 six month period to $95,000 for the 1996 six month period. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for the 1997 six month period approximated $68,000. Due to the nature of a development stage company, no assurances can be given that it will ever be able to develop a marketable product and achieve revenues that will allow it to operate profitably.

As a result of the foregoing, this segment as a whole sustained net losses of $751,000 and $421,000, respectively, for the June 1997 and 1996 periods, due primarily to a $277,000 decrease in gross profit.

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

1997 and 1996 Three Month Period

Netsmart's revenue for the 1997 three month period was $1,741,000, a decrease of $634,000, or 27% from the revenue for the 1996 three month period which was $2.4 million.

Approximately $641,000 of this decrease represented a decrease in revenue from $660,000 in the 1996 three month period to $19,000 in the 1997 three month period. IBN represented Netsmart's largest customer in the 1996 three month period, accounting for approximately 27.8% of revenue.

Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in the 1997 three month period, accounting for $1,690,000 or 97% of revenue. The largest component of revenue in the 1997 three month period was data center (service bureau) revenue which decreased to $535,000 from $556,000 in the 1996 three month period, reflecting a 4% decrease. The turnkey systems revenue increased to $462,000 in the 1997 three month period from $409,000 in the 1996 three month period, reflecting an increase of 13%. Maintenance revenue increased to $342,000 in the 1997 three month period from $284,000 in the 1996 three month period, reflecting an increase of 20%. License revenue increased to $75,000 in the 1997 three month period from $72,000 in the 1996 three month period, an increase of 4%. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $276,000 in the 1997 three month period from $394,000 in the 1996 three month period, reflecting a decrease of 30%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. Revenue from contracts from government agencies represented 32% of revenue for 1997 three month period
 . Netsmart believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $265,000 in the 1997 three month period from $649,000 in the 1996 three month period, a 59% decrease. The decrease in the gross profit was substantially the result of a reduction in revenue from the IBN contract.

Selling, general and administrative expenses were $679,000 in the 1997 three month period, an increase of 42% from the $479,000 in the 1996 three month period. This increase was the result of an increase in personnel and

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the 1996 three month period, Netsmart incurred non cash compensation charges of $156,000 arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the 1997 three month period.

In the 1997 three month period Netsmart recognized its 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996. Netsmart's share of such loss was $46,000 for the 1997 three month period as compared to $100,000 for the 1996 three month period.

Interest expense was $82,000 in the 1997 three month period, a decrease of $66,000, or 45% from the $148,000 in the 1996 three month period . This is a result of a decrease in the average borrowings during the 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

Related party administrative expense was $45,000 in the 1997 three month period, an increase of $41,000 from the $4,000 in the 1996 three month period. This increase was the result of an agreement with The Trinity Group an affiliate to provide general business, management and financial consulting services for a monthly fee of $15,000.

Netsmart did not incur any research and development costs in the 1997 and 1996 periods.

As a result of the foregoing factors, Netsmart incurred a net loss of $587,000, in the 1997 three month period, as compared with a net loss of $237,000 in the 1996 three month period.

1997 and 1996 Six Month Period

Netsmart's revenue for the 1997 six month period was $3.3 million, a decrease of $1.6 million, or 33% from the revenue for the 1996 six month period which was $4,936,000. Approximately $1.5 million of this decrease represented a decrease in revenue from $1,593,000 in the 1996 six month period to $95,000 in the 1997 six month period, from a contract with IBN Inc. ("IBN"). IBN represented Netsmart's largest customer in the 1996 six month period , accounting for approximately 32.3% of revenue. As of June 30, 1997 the contract is substantially complete. Netsmart is no longer providing professional services to IBN. Netsmart intends to expand its marketing effort for its CarteSmart System, however, at June 30, 1997, Netsmart did not have any significant contracts for the CarteSmart system. The remainder of the decrease in revenue for the 1997 six month period was attributable to a modest decline in Netsmart's health information systems divisions sales.

Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in 1997 six month period, accounting for $3.1 million or 95% of revenue. The largest component of revenue in the 1997 six month period was $1 million of data center (service bureau) revenue which decreased 2% from the prior period. The turnkey systems revenue decreased to $812,000 in the 1997 six month period from $820,000 in the 1996 six month period, reflecting a decrease of 1%. Maintenance revenue increased to $666,000 in the 1997 six month period from $573,000 in the 1996 six month period, reflecting an increase of 16%. License revenue decreased to $145,000 in the 1997 six month period from $240,000 in the 1996 six month period, a decrease of 40%. Although this decrease reflected reduced new business during the June period, Netsmart has experienced an increase in new order backlog during the second quarter. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $489,000 in the 1997 six month period from $663,000 in

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

the 1996 six month period, reflecting a decrease of 26%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 32% of revenue for 1997 six month period . Netsmart believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $422,000 in the 1997 six month period from $1.3 million in the 1996 six month period, a 68% decrease. The decrease in the gross profit was substantially the result of the reduction in revenue from the IBN contract as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $1.3 million in the 1997 six month period, an increase of 41% from the $934,000 in the 1996 six month period. This increase was the result of an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance.

During the 1996 six month period, Netsmart incurred non cash compensation charges of $2.2 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the 1997 six month period.

In the 1997 six month period Netsmart recognized its 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996. Netsmart's share of such loss was $104,000 for the 1997 six month period as compared to $100,000 for the 1996 six month period.

Interest expense was $151,000 in the 1997 six month period, a decrease of $124,000, or 45% from the $275,000 in the 1996 six month period . This is a result of a decrease in the average borrowings during the 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of I% of the face amount of the invoice. Effective August 1, 1997, Netsmart renegotiated its agreement with its asset- based lender whereby the interest rate was reduced to a basic interest rate of prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

Related party administrative expense was $90,000 in the 1997 six month period, an increase of $81,000 from the $9,000 in the 1996 six month period. This increase was the result of an agreement with The Trinity Group, an affiliate to provide general business, management and financial consulting services for a monthly fee of $15,000.

Netsmart did not incur any research and development costs in the 1997 and 1996 periods.

As a result of the foregoing factors, Netsmart incurred a net loss of $1.2 million in the 1997 six month period, as compared with a net loss of $2.2 million, in 1996 six month period.

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

1997 and 1996 Three and Six Month Periods

Revenues for the 1997 three and six month periods were $2.3 million and $4.3 million, reflecting increases of 125% and 67%, or $1.3 million and $1.7 million from the 1996 three and six month periods. The following table sets forth the revenues and percentage of revenues during 1997 and 1996 from each business line).

                                                        Three Months Ended                 Three Months Ended
                                                           June 30, 1997                      June 30, 1996
                                                           -------------                      -------------
                                                     Revenue          Percent           Revenue          Percent
                                                     -------          -------           -------          -------
     Telephone Services                               $1,527,000        67%                $694,000        68%
     Data Cabling Installation Services                 $760,000        33%                $322,000        32%


                                                         Six Months Ended                   Six Months Ended
                                                           June 30, 1997                      June 30, 1996
                                                           -------------                      -------------
                                                     Revenue          Percent           Revenue          Percent
                                                     -------          -------           -------          -------
     Telephone Services                               $3,013,000        71%              $1,999,000        78%
     Data Cabling Installation Services               $1,253,000        29%                $559,000        22%

The increase in revenue in the 1997 three and six month periods compared to the 1996 three and six month periods is a result of greater market penetration into the local telephone market, principally NYC, the sale of debit calling cards initiated in the latter part of 1996 and, as more fully discussed below, a 136% and 124% increase in ARC Network's data cabling installation business for the 1997 three and six month periods, respectively. The sales increase for the local telephone market was principally due to the addition of one customer in June 1996 which increased sales in the 1997 three and six month periods by S449,000 and $1 million, respectively. In November 1996, ARC Networks also began offering long distance phone service. Revenue attributed to the sale of debit calling cards in the 1997 three and six month periods amounted to $241,000 and $487,000, respectively, and is expected to become a major contributor to future sales growth.

Cost of revenue for the 1997 three and six month periods was $2 million and $3.8 million, respectively, reflecting an increase of $1.3 million and $2.3 million, or 154% and 153%, respectively, from the cost of revenue of $823,000 and $1.5 million for the 1996 three and six month periods in 1996. Total Company gross margins for the 1997 three and six month periods were 8.7% and 9.6%, respectively compared to 19% and 13% for the 1996 three and six month periods.

Gross margins in ARC Network's Telephone services segment were 4% for the 1997 three and six month periods compared to 11% in 1996. In the fourth quarter of 1996, ARC Networks purchased certain hardware and software for approximately $416,000 in order to install a platform in New York City to improve the reliability of its phone services and obtain certain cost benefits which were not possible without the improvements. The software will provide ARC Networks with the ability to manage the traffic over its phone lines more effectively and, with the addition of certain other hardware which ARC Networks anticipates purchasing later in 1997, will be able to provide least cost routing to its customers. In the first quarter of 1997, ARC Networks discovered an error in its rate

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

tables for its outgoing calls related to debit calling cards resulting in a loss of $40,000. ARC Networks has taken corrective action to ensure this problem does not recur. ARC Networks incurred approximately $62,000 and $100,000 of costs in the 1997 three and six month periods related to managing its debit card platform which it did not incur in the 1996 three and six month periods. These costs will be ongoing but will become a smaller percentage of cost of sales as ARC Network's revenue base in this line of business continues to grow.

ARC Network's initial focus in the telephone services segment has been to build its customer base and market share. In this regard, certain costs and charges relating to signing up new customers have been absorbed by ARC Networks such as waiving installation charges and acquiring certain equipment by the customer needed to make the connection. Such costs are being amortized into the monthly recurring billings to these customers over the term of their agreements and would account for the lower margins in the initial phase of the service cycle. In addition, approximately $449,000 and $1 million of sales in the 1997 three and six month periods were to one customer at a margin of 5%. These sales at lower margins, although not customary, will become a smaller percentage of total sales as revenues continue to grow in this line.

Gross margins for ARC Network's data cabling and installation services were 18% and 23% for the 1997 three and six month periods, respectively, compared to 35% and 18%, respectively, for the 1996 three and six month periods. During the 1997 six month period, ARC Networks managed 29 different jobs and continues to benefit from its contract with the State of New York to provide data and voice cabling for certain NYC schools. During 1996 ARC Networks incurred a loss of $15,000 on the jobs it was performing during the quarter. All jobs in process during the previous year have been completed and ARC Networks does not anticipate losses on any further jobs.

Selling, general and administrative expenses for the 1997 three and six month periods were $478,000 and $1 million or 21% and 25% of total sales, respectively, compared to $369,000 and $679,000, or 36% and 39% of total sales, for the 1996 three and six month periods of 1996. In the second half of 1996, ARC Networks added four sales personnel to promote ARC Network's phone services, certain administrative personnel to manage its platform, an additional cable installer and in March 1997 hired a controller to manage its finances. ARC Networks also opened offices in Florida and Illinois to begin direct sales efforts in those regions, however, in July 1997 ARC Networks closed its Illinois office in order to conserve its existing cash resources. It is ARC Network's intention to build a nationwide network of commissioned sales agents, however, it must qualify to do business in all states in order to implement such a program. As of June 30 1997, ARC Networks is qualified to sell phone service in 20 states. In this regard, ARC Networks has spent approximately $30,000 in legal fees which it is amortizing over one year. The principle components of selling, general and administrative expenses for the 1997 six month period were: $603,000 of personnel costs, sales commissions of $107,000, travel and trade show expenses of $78,000, office equipment and supplies of $64,000, depreciation and amortization of $55,000 and rent and utilities of $49,000. The principle components of Selling, general and administrative expenses for the 1996 six month period were: personnel costs of $320,000, sales commissions of $71,000, travel and trade show expenses of $65,000, office equipment and supplies of $161,000, and rent and utilities, $32,000.

In the fourth quarter of 1996 ARC Networks obtained a $350,000 equipment loan on which it incurred interest of $15,000 and $37,000 for the 1997 three and six month periods. ARC Networks incurred interest expense of $11,000 and $15,000 for the 1997 three and six month periods on an 8% $550,000 loan it obtained in February 1997. Such loan was arranged by J.B. Sutton, an underwriter in NY, who had arranged for a bridge loan in anticipation of a potential initial public offering, however, the agreement has terminated with J.B. Sutton and talks have been initiated other lenders and underwriters in anticipation of completing an initial public offering. ARC Networks had also paid a 10% commission, or $55,000, to J.B. Sutton to complete the bridge loan. Such amount is being amortized over the life of the loan. Interest expense of $6,000 and $10,000 was also incurred for the 1997 three and six month periods on a loan from ARC Network's asset based lender. For the 1996 three and six month periods, ARC Networks incurred interest expense of $2,000 and $3,000 on loans from ARC Network's asset based lender. Interest expense of $35,000 and $72,000 was incurred on loans from related parties for the 1997 three and six month periods and $26,000 and $50,000 for the 1996 three and six month periods, respectively.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

As a result of the above, ARC Networks reported a loss of $348,000 and $783,000 for the 1997 three and six month periods compared to a loss of $209,000 and $509,000, for the 1996 three and six month periods.

Business Consulting Services operations are primarily intercompany fees charged to the subsidiaries of the Company. Consulting fees amounted to $127,000 and $82,000, respectively, for the 1997 and 1996 three month periods of which $120,000 and $76,000, respectively were charged to the Company's subsidiaries and eliminated in consolidation. Expenses amounted to $27,000 and $14,000 for the 1997 and 1996 three month periods resulting in net income of $100,000 and $68,000, respectively, for the 1997 and 1996 three month periods. Consulting fees amounted to $254,000 and $164,000, respectively, for the 1997 and 1996 six month periods of which $241,000 and $151,000, respectively were charged to the Company's subsidiaries and eliminated in consolidation. Expenses amounted to $60,000 and $33,000, respectively, for the 1997 and 1996 six month periods resulting in net income of $194,000 and $131,000, respectively, for the 1997 and 1996 six month periods. Management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's future operations in the near term.

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses decreased by $223,000, from $505,000 for the 1996 three month period to $282,000 for the 1997 three month period and decreased $310,000 from $1 million for the 1996 six month period to $715,000 for the June 1997 six month period. Included in Corporate and Other expenses is approximately, $450,000 of legal and accounting fees incurred with respect to the Lafayette Industries reverse acquisition and subsequent settlement (see footnote 7 to the consolidated financial statements). Such increases in expense were more than offset be decreases in consulting fees for the 1997 six month period. During the remainder of 1997, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Gain (Loss) from Security Sales

During the 1996 three and six month periods, the Company realized gains of $216,000 and 253,000, respectively. During 1997 no sales of securities occurred as of June 1997. Security sales vary from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Minority Interest in Gain and Loss of Subsidiaries

For the 1997 and 1996 three month periods, the minority interest in (gain) loss of subsidiaries was $179,000 and (21,000), respectively, and for the 1997 and 1996 six month periods was $627,000 and $733,000. Changes to the minority interest in the gain and loss of subsidiaries relates primarily to the inherent differences in the net income and loss of subsidiaries from period to period.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1     CEO's Employment Agreement.
10.2     Corporate Secretary's Employment Agreement.
10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres relating to the sale of WWR Technology, Inc.
11.1     Calculation of earnings per share.
27       Financial Data Schedule (filed only in electronic format with the SEC)


               . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                    President and Director                 August 19, 1997
 Lewis S. Schiller     (Principal Executive Officer)

/S/                    Chief Financial Officer                August 19, 1997
George W. Mahoney      (Principal Financial and
                        Accounting Officer)

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                                  June 30, 1997



1.      10.1    CEO's Employment Agreement.
2.      10.2    Corporate Secretary's Employment Agreement.
3.      10.3    Comprehensive Agreement dated May 20, 1997 between WWR
                 Acquisition, Corp., Don Shamsie and Malco Theatres relating to the sale of WWR Technology, Inc.
4.      11.1    Calculation of earnings per share.
5.      27      Financial Data Schedule (filed only in electronic format with the SEC)

Exhibit 10.1 CEO's Employment Agreement

                          RESTATED EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT dated as of the 1st day of January, 1997, by and between LEWIS S. SCHILLER, an individual residing at 208 West 11th Street, New York, New York 10014 ("Executive"), and CONSOLIDATED TECHNOLOGY GROUP LTD., a New York corporation with its principal offices at 160 Broadway, New York, New York 10038 (the "Company").

                              W I T N E S S E T H:

         WHEREAS, the Company, through its wholly-owned or controlled subsidiaries, is engaged in a variety of businesses, including medical diagnostic imaging services, contract engineering services, manufacturing, medical information systems, three-dimensional products and services, telecommunications and financial advisory and business consulting services; and

         WHEREAS, the Executive and the Company were parties to an Employment Agreement dated January 1988, which was amended by various agreements subsequent thereto, including that certain Executive Employment Contract and certain Restated Employment Agreements dated as of September 1, 1993, October 1, 1994 and January 1, 1996 (the "Prior Employment Agreements"); and

         WHEREAS, the Board of Directors of the Company (the "Board") and the Executive have agreed that the Prior Employment Agreements did not and do not accurately and properly reflect the intent and prior understanding and agreement of the parties with respect to the matters provided for in Paragraph 6 hereof and certain other matters; and

         WHEREAS, the Board has approved a further amendment and restatement of the Prior Employment Agreements to correct such inaccuracies and clarify certain other matters; and

         WHEREAS, the Company desires the Executive to continue to serve, and the Executive is willing to continue to serve, as the Company's Chief Executive Officer on and subject to the terms set forth in this Agreement;

         NOW, THEREFORE, the parties hereto do hereby agree as follows:

         1. Employment. The Company hereby employs the Executive as its Chief Executive Officer for the Term of this Agreement (as hereinafter defined) subject to and in accordance with the terms, conditions and provisions of this Agreement. The Executive shall also serve as an executive officer of such of the Company's wholly-owned or controlled subsidiaries which shall include any entity existing as of the date hereof or formed or acquired during the Term hereof, including corporations, partnerships, limited liability companies, joint ventures or other entities (each an "Entity" and collectively, the "Entities"), owned or controlled by the Company or by any Entity owned or controlled by any such Entity (each a "Subsidiary" and collectively, the "Subsidiaries") to which Executive may be elected by the board of directors of any such Subsidiary. The Executive shall also serve in such other positions or capacities, not inconsistent with his position as Chief Executive Officer of the Company or the provisions of this Agreement, to which he may be elected by the Board or by the board of directors of any Subsidiary or to which he may be assigned by the Board from time to time during the Term hereof. The Company shall, subject to the Executive's consent, cause the Executive to be nominated and elected to the Board and to the boards of directors of such of the Subsidiaries as the Board may determine. The Executive hereby accepts such employment upon and subject to the terms, conditions and provisions of this Agreement.

         2.   Executive's Duties and Responsibilities.
              (a) During the Term hereof, the Executive will perform all of the services customarily associated with the position of chief executive officer including, without limitation, services on behalf of any Subsidiary of which he may serve as an officer, subject to the policies established by and at the direction of the Board.

                                                       Exhibit 10.1 Page 1 of 14

Exhibit 10.1 CEO's Employment Agreement

              (b) The Executive will devote substantially all of his business time, attention and efforts to the performance of his duties under this Agreement during the Term hereof and shall perform such duties diligently, in good faith and in a manner consistent with the best interests of the Company. The Executive will use his best efforts at all times during the Term hereof to preserve, protect, enhance and maintain the trade, business and goodwill of the Company. Subject to the provisions of subparagraphs 7(b) and (c) hereof, the Executive will perform his services wherever his services may reasonably be required, but principally at the principal offices of the Company, which are currently located at 160 Broadway, New York, New York 10038.

         3.   Term; Severance.
              (a) The term of this Agreement (the "Term") commenced in January 1988 and shall expire on December 31, 2000, subject to earlier termination as provided in subparagraph 3(b) below:

              (b) This Agreement shall terminate prior to December 31, 2000, upon the occurrence of any of the following events:

                    (i)     The death of the executive;

                    (ii) The Permanent Disability, as hereinafter defined, of the Executive, subject ot provisions of Paragraph 9 of this Agreement.

                    (iii) Entry of a final judgment by a court of competent jurisdiction that there has been a breach or default by the Executive in the performance or observance of any of the provisions of Paragraph 9 of this Agreement;

                    (iv) Entry of a final judgment by a court of competent jurisdiction that there has been repeated and deliberate misconduct by the Executive;

                    (v) Entry of a final judgment by a court of competent jurisdiction that there has been a repeated breach of trust or other repeated action by which the Executive has obtained a material personal gain (other than as provided for in this Agreement or consented to by the Board) at the material expense or to the material detriment of the Company;

                    (vi) Entry of a final judgment by a court of competent jurisdiction that there has been a failure by the Executive to perform the customary duties of his position; provided that the Executive is furnished with notice of such breach from the Company, which notice sets forth with particularity such alleged failures, and the Executive fails to cure any such breach within thirty (30) days of such notice. If the alleged breach is of a type that cannot be cured within thirty (30) days, no breach shall exist under this subparagraph 3(b)(vi) if the Executive has undertaken and is diligently pursuing such cure;

                    (vii) Upon notice to the Company by the Executive of the termination of this Agreement for any breach or default by the Company of any of its obligations or covenants under this Agreement; provided that any such breach or default is not cured within thirty (30) days of such notice; or

                    (viii) In the event of a Change of Control, as hereinafter defined, during the Term hereof, the Executive may terminate this Agreement upon ninety (90) days notice to the Company. For purposes of this Agreement, the term "Change of Control" shall mean the date on which the Company sells all or substantially all of its assets, sells more than 50% of the outstanding capital stock of any one or more subsidiaries, the aggregate gross revenues of which constitute 33-1/3% or more of the gross revenues of the Company on a consolidated basis, merges with or into or consolidates with any Entity, issues to an independent, non-affiliated third party such number of shares of its outstanding capital stock (or equity or debt securities convertible into or exchangeable for shares of the Company's capital stock) as shall equal twenty five percent (25%) or more of its total issued and outstanding shares of capital stock, or Executive is removed from the Board, without cause, provided, however, that a Change of Control shall not be deemed to occur as a result of or in connection with any recapitalization or public offering of the Company's securities or the occurrence of any of the foregoing transactions which is approved by the Executive. For the purpose of this subparagraph

                                                       Exhibit 10.1 Page 2 of 14

Exhibit 10.1 CEO's Employment Agreement

3(b)(viii), a merger transaction shall mean the merger or consolidation of the Company with or into any other Entity; or

                    (ix) Upon thirty (30) days notice from Executive if Executive is removed from the Board without cause; or

                    (x) Upon seven days notice from Executive in the event of the entry by a court of competent jurisdiction of a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency, or similar law then in effect or the appointment of a receiver, liquidator, assignee, custodian, trustee, or sequestrator of the Company or for any substantial part of its property or an order by any such court for the wind-up or liquidation of the Company's affairs; or a petition initiating an involuntary case under any such bankruptcy, insolvency, or similar law is filed against the Company and is pending for sixty (60) days without a stay or dismissal; or the Company commences a voluntary case under any such bankruptcy, insolvency, or similar law then in effect, or makes any general assignment for the benefit of its creditors or fails generally to pay its debts as such debts become due or takes corporate action in furtherance of any of the foregoing.

              (c) In the event of a Change of Control of any Subsidiary to which Executive renders services pursuant to this Agreement, or the occurrence of any event with respect to any such subsidiary under subparagraphs 3(b)(vii) or 3(b)(ix), the Executive shall have the right to resign as an officer and/or director of such Subsidiary; provided, however, that such resignation shall not affect the compensation or any benefits payable to the Executive, or any rights of the Executive pursuant to this Agreement.

         4. Compensation. In consideration of the performance by the Executive of the services to be performed by him under this Agreement during the Term hereof, the Company will pay to the Executive the following compensation:

              (a)   (i)     An annual salary at the rate of Five Hundred
Thousand Dollars ($500,000), plus the increases thereto hereinafter referred to (the "Salary") from September 1, 1996 through the remainder of the Term hereof. The Salary shall be paid to the Executive in equal weekly installments (after the deduction of all applicable withholding and other required payroll deductions), in arrears, during the Term hereof. The Salary may be increased at any time and from time to time by the Board during the Term hereof. The term "Salary" shall also include all such increases as well as all increases pursuant to subparagraph 4(a)(ii) below.

                    (ii) Commencing January 1, 1997 and on each January 1 thereafter during the Term hereof, the Executive shall receive an increase in Salary equal to the greater of (A) five percent (5%) of the Salary in effect for the year prior to such increase, or (B) the increase, if any, in the Cost of Living Index, as hereinafter defined. The Company will, on the next payroll date following the publication of such Cost of Living Index, pay to the Executive all amounts of such increased salary determined in accordance with the preceding sentence for the period commencing on the 1st day of January of such year through such payroll date.

                    (iii) For purposes of this subparagraph 4(a), the increase in the Cost of Living Index shall be computed as follows:

                            (A)   The Cost of Living Index, as hereinafter
defined, for each December, commencing with December 1996, shall be compared with the Cost of Living Index for December of the previous year. The increase in the Cost of Living Index shall mean the percentage increase in the Cost of Living Index from the previous December to the December as of which the computation is made. Such determination shall be made as soon as possible after publication of the Cost of Living Index for the December as of which the computation is being made.

                            (B)   The Cost of Living Index shall mean the
"Consumers Price Index for Urban Wage Earners and Clerical Workers (Revised Series) - New York Metropolitan Area," published by the Bureau of Labor Statistics of the United States Department of Labor. If the said Cost of Living Index in the form in which it is published as of the date of this Agreement or the calculation basis thereof shall be revised or

                                                       Exhibit 10.1 Page 3 of 14

Exhibit 10.1 CEO's Employment Agreement

discontinued, the parties shall attempt in good faith to modify the provisions of this subparagraph 4(a)(ii) on a basis which will provide a method of calculation consistent with the method described herein for prior years.

              (b)   (i)     A bonus for each calendar year during the Term of
this Agreement (the "Bonus") commencing with the year ending December 31, 1995, equal to ten percent (10%) of the amount by which the greater of (A) the Company's consolidated net income before income taxes, determined in accordance with generally accepted accounting principles applied on a basis consistent with prior years or (B) the Company's Consolidated Net Cash Flow, as hereinafter defined, exceeds Six Hundred Thousand Dollars ($600,000). "Consolidated Net Cash Flow" shall mean (A) consolidated net income, plus (B) depreciation, amortization and other non-cash items of expense, minus (C) payments of all principal amounts of then outstanding indebtedness, all determined in accordance with generally accepted accounting principles applied on a basis consistent with prior years. The computation of consolidated net income before income taxes and Consolidated Net Cash Flow shall be made in a manner consistent with the financial statements included in the Company's Annual Report on Form 10-K for the year with respect to which the Bonus is computed; provided, however, that such computation shall be made without any deduction for the Bonus payable to the Executive pursuant to this subparagraph 4(b). Such computation shall be made by the Company's independent auditors, whose determination shall be final, binding and conclusive on the parties (subject to the provisions of subparagraph 4(b)(iii) hereof)

                    (ii) The Bonus shall be payable to the Executive on or before the later of (A) thirty (30) days following the completion of the audited consolidated financial statements of the Company, or (B) May 1 of each such year, or (C) within ten (10) days after the final resolution of any disagreement with respect to the calculation of consolidated net income before income taxes or Consolidated Net Cash Flow pursuant to subparagraph 4(b)(iii) of this Agreement. In the event of any termination of this Agreement prior to the end of any calendar year during the Term hereof, the Company will pay to the Executive (or, in the case of early termination due to the Executive's death, to his beneficiary, as hereinafter defined), with respect to the year in which any such termination occurs, a portion of the Bonus which shall be determined by calculating the Bonus for the entire year in which such termination occurs and multiplying such Bonus by a fraction, the numerator of which is the number of months in such year prior to the month in which such termination occurs and the denominator of which shall be twelve (12), unless such termination results from an event or occurrence described in subparagraphs 3(b)(iv) or 3(b)(v) of this Agreement, in which case, notwithstanding any provision of this Agreement to the contrary, the Company will have no obligation to make any payment of the Bonus to the Executive for the year in which such termination occurs. As used in this Agreement, the term "beneficiary" shall mean the person designated by the Executive by an instrument signed by the Executive, acknowledged before a notary public and delivered to the Company. In the event that the Executive fails to designate a beneficiary as provided in the previous sentence, his estate shall be deemed to be his beneficiary.

                    (iii) The Company shall deliver to the Executive with each Bonus payment a report setting forth the calculation of consolidated net income before income taxes and Consolidated Net Cash Flow for the year with respect to which such Bonus is paid, computed in accordance with subparagraph 4(b)(i) of this Agreement. Unless the Executive notifies the Company within fifteen (15) business days after receipt of said calculations of his disagreement therewith (which notice shall state with reasonable specificity the reasons for any such disagreement and the amounts in dispute), such calculations will be final, binding and conclusive on the Executive. If there is a disagreement of which the Company is so notified by the Executive, and the disagreement cannot be resolved by the Company and the Executive within sixty (60) days following the delivery of such notice, the items in dispute may be submitted by either the Company or the Executive to the Company's independent auditors (with a copy being furnished to the other party). After affording each of the Company and the Executive the opportunity to present their respective positions (which opportunity shall not extend for more than ten (10) business days following the submission of such disputed items to such auditors), the Company's independent auditors shall determine what changes, if any, are required in the calculations, and such determination shall be final, binding and conclusive on the Company and the Executive. The fees, costs and expenses of such independent auditors shall be borne by the Company.

                                                       Exhibit 10.1 Page 4 of 14

Exhibit 10.1 CEO's Employment Agreement

                    (iv)    The Executive and his duly authorized
representatives shall have the right, at his sole expense, upon reasonable advance notice and during normal business hours at the Company's offices, to examine and copy the books and records of the Company relating to its financial statements and/or any sums payable to Executive under this Agreement.

              (c) In the event of a termination of this Agreement pursuant to subparagraphs 3(b)(i), (ii), (vii), (viii), (ix) or (x) of this Agreement, the Executive will be entitled to receive from the Company, in addition to any Salary and Bonus payable pursuant to this Paragraph 4, and the Company will pay to the Executive, severance compensation as follows:

                    (i) In the event of any termination of the Term hereof pursuant to subparagraph 3(b)(i) of this Agreement, the Company will pay to the Executive's beneficiary the face value of the life insurance policy to be maintained by the Company pursuant to subparagraph 5(b) of this Agreement. In the event that the Company fails to maintain such insurance, unless such failure results from the Company having a lack of sufficient funds to pay the premiums therefor, the Executive's failure to pass an insurance physical or the Executive being otherwise uninsurable, the Company will pay such amount in forty-eight
(48) equal consecutive monthly installments, the first of which shall be due and payable on the first day of the first month following the month in which the Executive's death occurs.

                    (ii) In the event of the termination of this Agreement pursuant to subparagraph 3(b)(ii) of this Agreement, the Executive will be entitled to receive the payments provided for in subparagraph 8(b) of this Agreement.

                    (iii) In the event of the termination of this Agreement pursuant to subparagraphs 3(b)(vii), (viii), (ix) or (x) of this Agreement, the Executive, his legal representative or his beneficiary, as the case may be, will continue to receive the Executive's then Salary in equal monthly installments, in advance, for a period of one hundred twenty (120) months from the date of any such termination.

              (d) In the event of the sale, during the Term hereof, by the Company or any Subsidiary of any securities purchased or acquired solely for investment purposes or in exchange for or in consideration of the performance of services or as a fee (the "Investment Securities"), or of the stock, business or assets of the Company or any Subsidiary of the Company, the Executive shall be entitled to a profit-sharing bonus (the "Profit-Sharing Bonus") equal to twenty percent (20%) of the gross profit (determined as provided below), if any, received by the seller in such transaction (the "Seller") as a result of such sale. In the event of any such sale in which the purchase price is paid in cash or marketable securities, or a combination of cash and marketable securities, the Profit-Sharing Bonus shall be paid by delivery to the Executive by the Seller of cash and/or marketable securities in the same proportion as received by the Seller. In all other events, the Profit-Sharing Bonus shall be payable in cash or in such other manner as to which the Executive and the Company may agree prior to the consummation of such sale. Each Profit-Sharing Bonus shall be payable by the Seller to the Executive not later than twenty (20) days following the date of any such sale and each such payment shall be accompanied by a document, signed by the Chief Financial Officer of the Company, showing the Seller's adjusted cost basis in the Investment Securities, stock, business or assets sold, the gross sale price, the gross profit on such sale, which shall be the Seller's gross sale price less the Seller's adjusted cost basis in the Investment Securities, stock, business or assets sold (the "Gross Profit"), the amount of the Profit-Sharing Bonus payable and a description and statement of the value of each kind of property, other than cash, being delivered in payment of the Profit-Sharing Bonus (the "Bonus Certificate"). The adjusted cost basis of the Seller in the Investment Securities, stock, business or assets being sold, the value of each kind of property, other than cash, received by the Seller in such sale, the gross sale price and the amount of the Profit-Sharing Bonus shall be determined by the Company's independent auditors. If the Executive shall not have disputed the amount of such payment, the accuracy or completeness of the Bonus Certificate and/or the information set forth in such Bonus Certificate within thirty (30) days following the receipt of payment of any Profit-Sharing Bonus under this subparagraph 4(d) and the related Bonus Certificate, then the information set forth in the Bonus Certificate shall be conclusive and binding upon the parties. If the Executive desires to dispute the amount of such payment, the accuracy or completeness of the Bonus Certificate and/or the information set forth therein, such dispute shall be conducted and resolved in accordance with the procedures set forth in subparagraph 6(d) of this

                                                       Exhibit 10.1 Page 5 of 14

Exhibit 10.1 CEO's Employment Agreement

Agreement. The Bonus Certificate to which any such dispute relates will be promptly modified following the resolution of any such dispute to reflect such resolution.

              (e) Attached hereto as Schedule A is a schedule setting forth as of the date hereof each Investment Security purchased or acquired by the Company or any Subsidiary of the Company prior to the date hereof, the purchase price of each such Investment Security, the date or dates of acquisition of each such Investment Security, and the date of transfer or sale of each such Investment Security that has been transferred or sold. Each time, subsequent to the date hereof that the Company or any Subsidiary acquires or otherwise obtains an Investment Security which is subject to subparagraph 4(d) of this Agreement, the Company shall prepare and deliver to the Executive a supplement to or an updated Schedule A which will set forth the date of such supplement or update, the Investment Security acquired or otherwise obtained (including the type or designation of such Security, the number of shares of such Security and the date of purchase or acquisition thereof) and the purchase price of such Security. Each such supplement or updated Schedule A shall be signed by the Chief Financial Officer of the Company when delivered to the Executive and, upon receipt by the Executive, will be countersigned and returned to the Company by the Executive (unless disputed in accordance with the provisions of subparagraph 6(d) hereof). Notwithstanding any provision in this Agreement to the contrary, Schedule A attached hereto is binding and conclusive on the parties hereto as to the Investment Securities, purchase price, and dates of acquisition as set forth in such Schedule.

              (f) In the event of the Retirement (as hereinafter defined) of the Executive, the Executive or his legal representative or beneficiary, as the case may be, will continue to receive, as and for retirement compensation, an amount equal to one-twelfth of the greater of (i) the Executive's Salary for the year in which Retirement occurs, or (ii) the average of the Executive's Salary and Bonus for each of the five (5) years immediately preceding the year in which Retirement occurs, for a period of twenty (20) months from the date of commencement of such Retirement. The amount calculated pursuant to the preceding sentence shall be payable, in equal monthly installments, in arrears. For the purpose of this subparagraph 4(f), "Retirement" shall be deemed to have occurred at the expiration of the Term or any renewal Term of this Agreement or upon termination of the employment provided for herein prior to the expiration of the Term by the mutual consent of the Executive and the Company.

         5. Executive Benefits. In addition to the Salary, Bonus and severance compensation, the Executive will receive the following benefits:

              (a) The Executive will be entitled to four (4) weeks paid vacation and fifteen (15) paid sick days during each calendar year of the Term hereof commencing with 1994. The Executive will take such vacation at such times as will not unreasonably interfere with significant activities of the Company and upon reasonable advance notice to the Company. Any unused vacation or sick days shall be paid to the Executive by the Company at the end of each year of the Term hereof based upon Executive's then Salary.

              (b) The Company will pay for and maintain for the Executive during the Term of this Agreement, disability insurance providing for the payment to the Executive of a minimum of sixty percent (60%) of his Salary for any "disability" as defined in such disability insurance policy. The Company will also pay and maintain for the Executive during the Term hereof, major medical, hospitalization, dental and vision insurance (which insurance will cover the Executive and members of his immediate family, as defined in the applicable insurance policies) and life insurance upon the life of the Executive having a face value of not less than Two Million Dollars ($2,000,000), the proceeds of which shall be payable to such beneficiary(ies) as shall be designated by the Executive from time to time during the Term hereof, or, in the absence thereof, Executive's estate. The Company will maintain such disability, medical, dental, and vision insurance in effect, at the Company's cost, for a period of one hundred twenty (120) months after the expiration or termination of the Term hereof unless this Agreement shall be terminated pursuant to subparagraphs 3(b)(iii), (iv), (v) or (vi) of this Agreement, in which case the Company will not be obligated to maintain such insurance. During the Term hereof, any such life insurance policy which the Company is obligated hereby to maintain will remain the property of the Company; provided, however, upon the expiration of the Term hereof, the Executive will have the right to have such life insurance policy assigned to him and the Company shall continue to pay or reimburse the Executive for all costs therefor. The Company may, at its election at any time during the Term hereof, obtain and maintain at its cost, a key man life insurance policy on the

                                                       Exhibit 10.1 Page 6 of 14

Exhibit 10.1 CEO's Employment Agreement

Executive's life with the Company as the beneficiary thereof, and the Executive will cooperate with the Company and its insurer with respect to obtaining and maintaining in force such insurance policy.

              (c) The Company will provide the Executive with a late model luxury automobile during the Term of this Agreement (and/or reimburse the Executive for all costs incurred by him in connection therewith). In addition, the Company will pay or reimburse the Executive for the cost of insurance, gasoline, service and maintenance of such automobile upon presentation of bills or other evidences of payment therefor.

              (d) The Company agrees that nothing contained in this Agreement is intended to, or shall be deemed to be a grant to the Executive in lieu of, or as a limitation upon, any rights and privileges to which the Executive may otherwise be entitled as an executive employee of the Company or any Subsidiary under any retirement, pension, profit sharing, insurance, hospitalization or other employee benefit plan of any type (including, without limitation, any incentive, profit sharing, bonus or stock option plan), which may now be in effect or which may hereafter be adopted or instituted by the Company or any Subsidiary during the Term hereof of which the Executive is an officer or director, it being understood that the Executive shall have the same rights and privileges to participate in such Company and Subsidiary benefit plans as any other officer or executive employee of the Company or any such Subsidiary.

         6.   Executive's Right to Participate in Future Expansion of the
Company.
              (a) From and after January 1988, and through the expiration or earlier termination of the Term hereof, the Executive or his designees (who or which, for the purposes of this Paragraph 6, shall be deemed to be included in the definition of and referred to as the "Executive"), shall have the right to and benefit of participating in the future growth and expansion of the Company, as hereinafter provided in this Paragraph 6.

              (b) If the Company or any subsidiary of the Company or any subsidiary of any such Subsidiary, which, for the purposes of this Paragraph 6, shall include any corporation in which the Company or any such Subsidiary thereof owns capital stock (any such corporation being hereinafter referred to in this Paragraph 6 as a "Parent") proposes to form a subsidiary for any purpose whatsoever including, but not limited to the formation of a subsidiary to acquire, or to enter into any agreement or other understanding to acquire, by purchase, merger, consolidation or by or as a result of any other form of business arrangement (including the establishment of a new business) or combination (an "Acquisition"), all or any part of any corporation, partnership, joint venture, proprietorship or other operating business, or any equity interest in any such business (other than for investment purposes only, for services rendered or as a fee, as provided for in subparagraph 4(d) hereof), including, but not limited to, the acquisition of common or preferred stock of any class or series, or options, warrants, rights or other securities convertible into or exchangeable for common or preferred stock of any class or series (each a "Security" or collectively, the "Securities"), the Executive shall have the right to form or cause to be formed, at his sole cost and expense, such subsidiary or subsidiaries (the "Purchaser") and, in consideration of the Executive bearing such cost and expense, the Executive shall receive, as of the date of the formation of any such Purchaser, 10% of the authorized Securities of each class and series of such Purchaser at that date (the "Founder's Securities"). Whether or not the Founder's Securities of any Purchaser are physically issued on the date of the formation of any such Purchaser, the Executive shall be deemed to have equitable and beneficial ownership of 10% of such Founder's Securities as of the date of formation of any such Purchaser.

              (c) If, subsequent to the formation of any such Purchaser, such Purchaser issues, or agrees to issue, any Securities as a dividend or in respect of any Securities of such Purchaser then held by the Executive or in connection with any stock split or other recapitalization, Executive shall, as a security holder of such Purchaser, be entitled to receive his proportionate share of such subsequently issued securities (the "Subsequently Issued Securities").

              (d) Attached hereto as Schedule B is a schedule as of the date hereof setting forth the name, state of incorporation and date of formation of each Purchaser, the capitalization of each Purchaser as of its date of formation, the Founder's Securities of such Purchaser issued to the Executive, the cost basis of the Executive in connection with the formation of each such Purchaser, the Subsequently Issued Securities of each Purchaser, if any,

                                                       Exhibit 10.1 Page 7 of 14

Exhibit 10.1 CEO's Employment Agreement

the Subsequently Issued Securities of each Purchaser owned by Executive, and the date of ownership of same. Each time, subsequent to the date of this Agreement, that a new Purchaser is formed, the Executive shall prepare and deliver to the Company a supplement to or an updated Schedule B which shall set forth the date of such supplement or update and include the information specified in the preceding sentence with respect to the new Purchaser. Each such supplement or updated Schedule B shall be signed by the Executive when delivered to the Company and, upon receipt by the Company, will be countersigned and returned to the Executive by the Chief Financial Officer of the Company. Each time, subsequent to the date hereof, that Subsequently Issued Securities are approved for issuance by the Board of Directors of a Purchaser, the Company shall prepare and deliver to the Executive a supplement to or an updated Schedule B which shall include the information specified above with respect to the Subsequently Issued Securities. Each such supplement to or updated Schedule B shall be signed by the Chief Financial Officer of the Company when delivered to the Executive. If the Executive does not dispute any of the information set forth therein, he will countersign such supplement or updated Schedule B and return it to the Chief Financial Officer of the Company and the information set forth therein will be binding upon the parties hereto. If the Executive disputes any of the information in such supplement or updated Schedule B, he shall be required to give notice of such dispute to the Company within such thirty (30) day period (the "Dispute Notice"). The Dispute Notice shall set forth the specifics of the Executive's dispute if the Company and Executive shall not have resolved such dispute within thirty (30) days after the Company's receipt of the Dispute Notice, the matter shall be submitted to the Company's then independent auditors for a determination thereof and the decision of such auditors shall be final, binding and conclusive on the Company, the Parent and the Executive. The fees of said auditors shall be paid by the Company. The supplement or updated Schedule B to which the Dispute Notice relates will be promptly modified following the resolution of any such dispute to reflect such resolution. Notwithstanding any provision in this Agreement to the contrary, Schedule B attached hereto is binding and conclusive on the parties hereto with respect to the accuracy of the information set forth therein.

              (e) Notwithstanding the provisions of any subparagraph of this Paragraph 6, the Executive shall have no entitlement, by virtue of the provisions of this Agreement, to any debt or equity securities of the Company which are issued to or in any other manner become the property of any subsidiary of the Company.

              (f) The Executive may, at any time during the Term of this Agreement, upon ten (10) days notice to the Company, purchase up to ten (10%) percent of the equity securities of SISC (on a fully diluted basis) for a purchase price equal to the then fair market value thereof. The purchase price for such equity securities shall be payable by delivery of Executive's ten (10) year recourse promissory note, bearing interest at the lowest rate necessary to avoid imputed interest under the Internal Revenue Code of 1986, as amended, interest being payable annually and all principal being payable upon maturity of said note (which note shall be prepayable, in whole or in part at any time, without premium or penalty). The fair market value of such equity securities shall be determined by the Company's Chief Financial Officer and a notice of such determination, specifying the fair market value of such equity securities signed by the Company's Chief Financial Officer, shall be given to the Executive within thirty (30) days after the Executive's aforementioned notice and shall be binding upon Executive unless Executive notifies the Company of his disagreement with the determination thereof within thirty (30) days after his receipt of such notice from the Chief Financial Officer. If the Company and the Executive shall not have resolved such dispute within thirty (30) days after the Company's receipt of the Executive's notice disagreeing with such determination, the matter shall be submitted to the Company's then independent auditors for a determination thereof and the decision of such auditors shall be final, binding and conclusive on the Company and the Executive.

         7.   Expense Reimbursement.
              (a) The Company will reimburse the Executive for all ordinary and necessary expenses incurred by him in connection with the performance of his services under this Agreement, subject to and upon receipt by the Company of invoices or other supporting documentation in accordance with the Company's expense reimbursement policies as in effect from time to time.

              (b) In the event that the Company moves its corporate headquarters from the New York metropolitan area, the Company will, if the Executive elects to relocate, pay the Executive's reasonable moving expenses, including temporary living accommodations for up to six months; provided, that the Company may not

                                                       Exhibit 10.1 Page 8 of 14

Exhibit 10.1 CEO's Employment Agreement

require the Executive to relocate. In the event the Company so relocates its corporate headquarters and the Executive elects not to relocate, the Company will provide the Executive, at the Company's cost, with such offices and staff in a location in the New York metropolitan area as to which the Company and the Executive may agree.

              (c) In the event that the Company establishes multiple offices and the Executive is required to spend any significant part of his time at more than one Company office, the Company shall pay to the Executive a housing allowance of Three Thousand Five Hundred Dollars ($3,500) per month for as long as more than one Company office is maintained; provided, however, that following the closing of any such office, the Company will reimburse the Executive for any costs incurred by him in moving and in terminating any lease obligations and similar expenses.

         8.   Disability.
              (a) In the event the Executive suffers any temporary disability during the Term hereof, he shall continue to receive one hundred (100%) percent of the Salary and Bonus to which he was entitled at the time he became so disabled for any period of disability not in excess of six (6) consecutive calendar months. The term "Permanent Disability" as used in this Agreement shall mean any disability of the Executive for a period in excess of six (6) consecutive calendar months. For the purpose of this subparagraph 8(a), the terms "disabled" and "disability" shall mean (i) any physical or mental illness, injury or other incapacity which, in the opinion of a doctor reasonably satisfactory to the Company and the Executive or his legal representative, renders the Executive unable to perform substantially all of his duties under this Agreement, or (ii) a judicial determination of incompetence. The date that any such disability shall be deemed to have commenced shall be the date the Executive first absents himself from work during a continuous period of disability as determined by the doctor referred to in this subparagraph 8(a) or the date of judicial determination of incompetence, as the case may be.

              (b) In the event of a Permanent Disability, the Company shall pay to the Executive, as disability benefits, one hundred twenty (120) monthly payments each in an amount equal to sixty percent (60%) of Executive's then Salary divided by twelve (12), the first of such payments to commence on the first day of the first month following any such termination of this Agreement as a result of a Permanent Disability. In the event that such date is a date subsequent to the date such Permanent Disability is determined, payments for all prior months in which the Executive was entitled to such payments will be made together with the first payment made. Such payments shall be reduced by the amount of all payments which the Executive receives under any disability policy maintained by the Company.

                                                       Exhibit 10.1 Page 9 of 14

Exhibit 10.1 CEO's Employment Agreement

         9.   Confidentiality and Non-Disclosure Covenant.
              (a) The Executive hereby acknowledges that, in the performance of his duties pursuant to this Agreement, he may obtain and be entrusted with unpublished confidential and proprietary information relating to the Company's and its Subsidiaries' present and proposed businesses and operations, the use or disclosure of which would materially adversely affect the operations of the Company or its Subsidiaries, including, without limitation, unpublished material financial information relating to the Company's and its Subsidiaries' present and proposed businesses and operations, the cost and pricing of the Company's and its Subsidiaries' services, the sales and marketing plans and strategies of the Company and its Subsidiaries, proposed acquisitions by the Company and its Subsidiaries, and the terms of all material agreements to which the Company or any Subsidiary is a party. All of such unpublished information that may be obtained by the Executive shall, for purposes hereof, be referred to as "Confidential Information". The Executive hereby agrees that, unless the Confidential Information becomes publicly known other than by reason of any improper act or omission of the Executive, neither he, nor any entity or person owned or controlled by him, shall, during or after the Term hereof, use for his own benefit or for the benefit of others for any purpose and in any manner whatsoever, divulge to any person, firm, corporation or other entity or otherwise publish or disclose any Confidential Information, except as necessary in connection with the performance of the Executive's services under this Agreement. Notwithstanding the foregoing, the Executive shall not be in breach of this covenant with respect to any use or disclosure of any Confidential Information by him which is required as a result of any legal process served upon him in any judicial or administrative proceeding (provided that, if possible, the Company shall be given notice in time to enable it to object to such disclosure) or which was obtained by the Executive from a third party without such third party's breach of any agreement or obligation of trust. The term "entity or person owned or controlled by" the Executive or words of like import shall not include the Company or any of its Subsidiaries.

              (b) The Executive agrees that his violation or threatened violation of any of the provisions of this Paragraph 9 may cause immediate and irreparable harm to the Company. In the event of any breach or threatened breach of said provisions, the Company shall be entitled to seek all available equitable remedies therefor including, without limitation, preliminary and permanent injunctions by a court of competent jurisdiction prohibiting Executive from any violation or threatened violation of these provisions and compelling the Executive to comply with these provisions. This Paragraph 9 shall not affect or limit, and the equitable remedies provided in this subparagraph 9(b) shall be in addition to, any other remedies available to the Company at law. The provisions of this Paragraph 9 shall survive the termination or expiration of the Term of this Agreement.

         10. Representations and Warranties of the Executive. The Executive represents and warrants to the Company as follows:

              (a) All action on the part of the Executive necessary for the authorization, execution, delivery and performance of this Agreement by him and the consummation of the transactions contemplated hereby, has been taken and this Agreement constitutes a valid and legally binding obligation of the Executive, enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

              (b) The authorization, execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, will not result in any violation or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of any instrument, judgment, order, writ, decree or agreement to which the Executive is a party or by which he is bound.

              (c) There is no action, suit, proceeding, or investigation pending, or to the knowledge of the Executive, currently threatened against the Executive, in any way relating to the validity of this Agreement or the right of the Executive to enter into or to consummate this Agreement and the transactions contemplated hereby.

         11. Representations and Warranties of the Company. The Company represents and warrants to the Executive as follows:

                                                      Exhibit 10.1 Page 10 of 14

Exhibit 10.1 CEO's Employment Agreement

              (a) All action on the part of the Company, SISC and each Subsidiary necessary for the authorization, execution, delivery and performance of this Agreement by them and the consummation of the transactions contemplated hereby, has been taken and this Agreement constitutes a valid and legally binding obligation of the Company, enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

              (b) The authorization, execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, will not result in any violation or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of any instrument, judgment, order, writ, decree or agreement to which the Company, SISC or any Subsidiary is a party or by which any of them is bound.

              (c) There is no action, suit, proceeding, or investigation pending, or to the knowledge of the Company, currently threatened against the Company, SISC or any Subsidiary, in any way relating to the validity of this Agreement or the right of the Company to enter into or to consummate this Agreement and the transactions contemplated hereby.

         12. Arbitration. Except for any action under this Agreement for injunctive or other equitable relief and except as otherwise expressly provided in subparagraphs 4(b) and 6(i) of this Agreement, all disputes, controversies and differences between the parties hereto arising under this Agreement which the parties hereto are unable to settle amicably shall be resolved in New York, New York, by binding arbitration in accordance with the rules then in force of the American Arbitration Association. The arbitration shall be held before three arbitrators, one of which shall be selected by each of the Executive and the Company and one of which shall be selected by the other two arbitrators, and the decision of such arbitrators shall be deemed to be final. Judgment upon any award or decision rendered by such arbitrators may be entered or enforced in any court, domestic or foreign, having jurisdiction thereof. The arbitrators shall not, except as provided in subparagraph 14(f) of this Agreement, have any authority to modify or amend any express provisions of this Agreement.

         13. Agreements with Affiliates. The Executive may enter into employment agreements with affiliates of the Company (the "Affiliate Agreements"). To the extent that, for any year during the Term hereof that the aggregate annual salary paid to Executive pursuant to the Affiliate Agreements does not exceed the Salary payable pursuant to this Agreement for such year, such aggregate salary received by the Executive under such Affiliate Agreements shall reduce the Salary payable pursuant to this Agreement on a dollar for dollar basis. If, for any year during the Term hereof that the aggregate annual salary paid to Executive pursuant to the Affiliate Agreements exceeds the Salary payable pursuant to this Agreement for such year, no Salary shall be paid by the Company to the Executive pursuant to this Agreement for such year; provided, however, that in such event the Executive shall not be required to refund any Salary (or salary or other compensation received by him pursuant to any Affiliate Agreement) paid to him during such year. Any bonuses or other non-salary compensation or benefits paid to Executive pursuant to the Affiliate Agreements shall not affect in any way the Salary, Bonus, or other benefits payable to Executive pursuant to this Agreement.

         14.  Miscellaneous.
              (a) This Agreement constitutes the entire agreement of the Company and the Executive with respect to the subject matter hereof and supersedes all prior written or prior or contemporaneous oral understandings or agreements, including the Prior Employment Agreements and any other employment agreements or understandings between the Company and the Executive with respect to the subject matter covered in this Agreement. This Agreement may not be modified or amended, nor may any right be waived, except by a writing which expressly refers to this Agreement, states that it is intended to be a modification, amendment or waiver and is signed by both parties hereto in the case of a modification or amendment or by the party granting the waiver. No course of conduct or dealing between the parties hereto and no custom or trade usage shall be relied upon to vary the terms of this Agreement. The failure of a party to this Agreement to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

                                                      Exhibit 10.1 Page 11 of 14

Exhibit 10.1 CEO's Employment Agreement

              (b) Any notice, demand or other communication (collectively, the "Notices") required or permitted by or with respect to the provisions of this Agreement shall be given in writing and delivered by hand, overnight courier or messenger service, against a signed receipt or acknowledgment of receipt, or mailed by registered or certified mail, return receipt requested, or sent by telecopier or similar means of communication if receipt is acknowledged or if transmission is confirmed by mail as provided in this subparagraph 14(b), to the parties at their respective addresses set forth at the beginning of this Agreement or by telecopier to the Executive at (212) 675-4720 or to the Company at (212) 233-5023, with notice to the Company being sent to the attention of the individual who executed this Agreement on behalf of the Company. Either party may, by notice given in accordance with the terms hereof, change the person, address or telecopier number to which Notice should be sent. All such Notices shall be deemed given when personally delivered or transmitted as aforesaid, or, if mailed as aforesaid, on the fifth (5th) business day after mailing or on the day actually received, if earlier, except for a notice of a change of person, address or telecopier number which shall be effective only upon receipt.

              (c) Except as specifically set forth in this subparagraph, neither party hereto may assign this Agreement or his or its rights, benefits or obligations hereunder without the written consent of the other party; except that the rights of the Executive set forth in Paragraphs 4 and 6 hereof may be assigned to designated purchasers and shall inure to the benefit of the Executive's heirs, administrators, executives, personal representatives, successors and permitted assigns. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, administrators, executors, personal representatives, successors and permitted assigns. Nothing contained herein is intended to confer upon any person or entity, other than the parties hereto, and their respective heirs, administrators, executors, personal representatives, successors or permitted assigns or, in the case of the Executive, his designated purchasers under Paragraph 6 hereof, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement.

              (d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York with respect to contracts made and to be fully performed therein, without regard to the conflicts of laws principles thereof. By their execution hereof, the Company and the Executive hereby consent and irrevocably submit to the in personam jurisdiction of the American Arbitration Association tribunal located in the City, County and State of New York or, with respect to Paragraph 9, the Federal or state courts situated in New York County, New York, which shall have sole jurisdiction as to such matters, and agree that any process in any action commenced in such tribunal or court under this Agreement may be served upon it or him personally, by certified or registered mail, return receipt requested, or by Federal Express or other courier service, with the same full force and effect as if personally served upon it or him in New York City. Each of the parties hereto hereby waives any claim that the jurisdiction of any such tribunal is not a convenient forum for any such action and any defense of lack of in personam jurisdiction with respect thereto. In the event of any arbitration proceeding pursuant to Paragraph 9 hereof, the arbitrator shall have the right to assess reasonable counsel fees and disbursements.

              (e) The parties hereto hereby agree that, at any time and from time to time during the Term hereof, upon the reasonable request of the other party hereto, they shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances, other documents and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

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

              (g) During and after the Term hereof, the Company shall defend, indemnify and hold the Executive harmless from any and all claims, causes of action, liabilities, damages, costs or expenses (including,

                                                      Exhibit 10.1 Page 12 of 14

Exhibit 10.1 CEO's Employment Agreement

without limitation, attorneys' fees and disbursements) incurred by the Executive based upon or in connection with the performance of his services under this Agreement to the fullest extent permitted by the laws of the State of New York (and, with respect to indemnification by SISC or a Subsidiary, the laws of the jurisdiction of incorporation of SISC or any such Subsidiary) and of the By-Laws of the Company, SISC or any such Subsidiary, as the case may be. In the event that, under applicable law, the Company is not permitted to defend the Executive or pay the costs of defense as provided in this subparagraph 14(g) unless the Executive undertakes to reimburse the Company in the event that any such payment is unlawful, then, in such event, the Company may condition such defense or payment on receipt of an appropriate reimbursement agreement from the Executive. This provision will survive the expiration or termination of the Term of this Agreement.

              (h) The headings in this Agreement are for convenience of reference only and shall not affect in any way the construction or interpretation of this Agreement.



                        [SIGNATURES FOLLOW ON NEXT PAGE]

                                                      Exhibit 10.1 Page 13 of 14

Exhibit 10.1 CEO's Employment Agreement

         IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals as of the day and year first above written.


                                         CONSOLIDATED TECHNOLOGY GROUP LTD.


                                         By:__________________________________
                                                   George W. Mahoney
                                                   Chief Financial Officer



                                       ------------------------------------
                                                     Lewis S. Schiller


                                                      Exhibit 10.1 Page 14 of 14

Exhibit 10.2 Corporate Secretary's Employment Agreement

                              EMPLOYMENT AGREEMENT

         EMPLOYMENT AGREEMENT dated as of the 14th day of August, 1997, by and between GRAZYNA B. WNUK, an individual with an address at 160 Broadway, New York, New York 10038 ("Executive"), and CONSOLIDATED TECHNOLOGY GROUP LTD., a New York corporation with its principal offices at 160 Broadway, New York, New York 10038 (the "Company").

                              W I T N E S S E T H:

         WHEREAS, the Company, through its wholly-owned or controlled subsidiaries, is engaged in a variety of businesses, including medical diagnostic imaging services, contract engineering services, manufacturing, medical information systems, three-dimensional products and services, telecommunications and financial advisory and business consulting services; and

         WHEREAS, the Executive is, and for some time has been, employed by the Company as its Corporate Secretary; and

         WHEREAS, the Board of Directors of the Company (the "Board") desires the Executive to continue to serve, and the Executive is willing to continue to serve, as the Company's Secretary on and subject to the terms set forth in this Agreement;

         NOW, THEREFORE, the parties hereto do hereby agree as follows:


         1. Employment. The Company hereby employs the Executive as its Corporate Secretary for the Term of this Agreement (as hereinafter defined) subject to and in accordance with the terms, conditions and provisions of this Agreement. The Executive shall also serve as the Corporate Secretary of such of the Company's wholly-owned or controlled subsidiaries which shall include any entity existing as of the date hereof or formed or acquired during the Term hereof, including corporations, partnerships, limited liability companies, joint ventures or other entities (each an "Entity" and collectively, the "Entities"), owned or controlled by the Company or by any Entity owned or controlled by any such Entity (each a "Subsidiary" and collectively, the "Subsidiaries") to which Executive may be elected by the board of directors of any such Subsidiary. The Executive shall also serve in such other positions or capacities, not inconsistent with her position as Corporate Secretary of the Company or the provisions of this Agreement, to which she may be elected by the Board or by the board of directors of any Subsidiary or to which she may be assigned by the Board from time to time during the Term hereof. The Company shall, subject to the Executive's consent, cause the Executive to be nominated and elected to the Board and to the boards of directors of such of the Subsidiaries as the Board may determine. The Executive hereby accepts such employment upon and subject to the terms, conditions and provisions of this Agreement.


         2.   Executive's Duties and Responsibilities.
              (a) During the Term hereof, the Executive will perform all of the services customarily associated with the position of Corporate Secretary including, without limitation, services on behalf of any Subsidiary of which she may serve as an officer, subject to the policies established by and at the direction of the Board.

              (b) The Executive will devote substantially all of her business time, attention and efforts to the performance of her duties under this Agreement during the Term hereof and shall perform such duties diligently, in good faith and in a manner consistent with the best interests of the Company. The Executive will use her best efforts at all times during the Term hereof to preserve, protect, enhance and maintain the trade, business and goodwill of the Company. Subject to the provisions of subparagraphs 7(b) and (c) hereof, the Executive will perform her services wherever his services may reasonably be required, but principally at the principal offices of the Company, which are currently located at 160 Broadway, New York, New York 10038.


         3.   Term; Severance.

                                                       Exhibit 10.2 Page 1 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

              (a) The term of this Agreement (the "Term") commenced on June 30, 1997 and shall expire on December 31, 2002, subject to earlier termination as provided in subparagraph 3(b) below. The Executive shall have the right, upon notice to the Company, not later than sixty (60) days prior to the expiration of the Term hereof, to extend the Term of this Agreement for up to an additional five (5) year period commencing on January 1, 2003 (and the "Term" shall include any such extended period):

              (b) This Agreement shall terminate prior to December 31, 2002, upon the occurrence of any of the following events:

                    (i)     The death of the Executive;

                    (ii) The Permanent Disability, as hereinafter defined, of the Executive, subject to the provisions of Paragraph 8 of this Agreement;

                    (iii) Entry of a final judgment by a court of competent jurisdiction that there has been repeated and deliberate misconduct by the Executive;

                    (iv) Entry of a final judgment by a court of competent jurisdiction that there has been a repeated breach of trust or other repeated action by which the Executive has obtained a material personal gain (other than as provided for in this Agreement or consented to by the Board) at the material expense or to the material detriment of the Company;

                    (v) Entry of a final judgment by a court of competent jurisdiction that there has been a failure by the Executive to perform the customary duties of her position; provided that the Executive is furnished with notice of such breach from the Company, which notice sets forth with particularity such alleged failures, and the Executive fails to cure any such breach within thirty (30) days of such notice. If the alleged breach is of a type that cannot be cured within thirty (30) days, no breach shall exist under this subparagraph 3(b)(v) if the Executive has undertaken and is diligently pursuing such cure;

                    (vi) Upon notice to the Company by the Executive of the termination of this Agreement for any breach or default by the Company of any of its obligations or covenants under this Agreement; provided that any such breach or default is not cured within thirty (30) days of such notice; or

                    (vii) In the event of a Change of Control, as hereinafter defined, during the Term hereof, the Executive may terminate this Agreement upon ninety (90) days notice to the Company. For purposes of this Agreement, the term "Change of Control" shall mean the date on which the Company sells all or substantially all of its assets, sells more than 50% of the outstanding capital stock of any one or more subsidiaries, the aggregate gross revenues of which constitute 33-1/3% or more of the gross revenues of the Company on a consolidated basis, merges with or into or consolidates with any Entity, issues to an independent, non-affiliated third party such number of shares of its outstanding capital stock (or equity or debt securities convertible into or exchangeable for shares of the Company's capital stock) as shall equal twenty five percent (25%) or more of its total issued and outstanding shares of capital stock, or Executive is removed from the Board, without cause, provided, however, that a Change of Control shall not be deemed to occur as a result of or in connection with any recapitalization or public offering of the Company's securities or the occurrence of any of the foregoing transactions which is approved by the Executive. For the purpose of this subparagraph 3(b)(vii), a merger transaction shall mean the merger or consolidation of the Company with or into any other Entity; or

                    (viii) Upon thirty (30) days notice from Executive if Executive is removed from the Board without cause; or

                    (ix) Upon seven days notice from Executive in the event of the entry by a court of competent jurisdiction of a decree or order for relief in respect of the Company in an involuntary case under any

                                                       Exhibit 10.2 Page 2 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

applicable bankruptcy, insolvency, or similar law then in effect or the appointment of a receiver, liquidator, assignee, custodian, trustee, or sequestrator of the Company or for any substantial part of its property or an order by any such court for the wind-up or liquidation of the Company's affairs; or a petition initiating an involuntary case under any such bankruptcy, insolvency, or similar law is filed against the Company and is pending for sixty
(60) days without a stay or dismissal; or the Company commences a voluntary case under any such bankruptcy, insolvency, or similar law then in effect, or makes any general assignment for the benefit of its creditors or fails generally to pay its debts as such debts become due or takes corporate action in furtherance of any of the foregoing.

              (c) In the event of a Change of Control of any Subsidiary to which Executive renders services pursuant to this Agreement, or the occurrence of any event with respect to any such subsidiary under subparagraphs 3(b)(vi) or 3(b)(viii), the Executive shall have the right to resign as an officer and/or director of such Subsidiary; provided, however, that such resignation shall not affect the compensation or any benefits payable to the Executive, or any rights of the Executive pursuant to this Agreement.


         4. Compensation. In consideration of the performance by the Executive of the services to be performed by her under this Agreement during the Term hereof, the Company will pay to the Executive the following compensation:

              (a)   (i)     An annual salary at the rate of Two Hundred Thousand
Dollars ($200,000), plus the increases thereto hereinafter referred to (the "Salary"). The Salary shall be paid to the Executive in equal weekly installments (after the deduction of all applicable withholding and other required payroll deductions), in arrears, during the Term hereof. The Salary may be increased at any time and from time to time by the Board during the Term hereof. The term "Salary" shall also include all such increases as well as all increases pursuant to subparagraph 4(a)(ii) below.

                    (ii) Commencing January 1, 1998 and on each January 1 thereafter during the Term hereof, the Executive shall receive an increase in Salary equal to the greater of (A) five percent (5%) of the Salary in effect for the year prior to such increase, or (B) the increase, if any, in the Cost of Living Index, as hereinafter defined. The Company will, on the next payroll date following the publication of such Cost of Living Index, pay to the Executive all amounts of such increased salary determined in accordance with the preceding sentence for the period commencing on the 1st day of January of such year through such payroll date.

                    (iii) For purposes of this subparagraph 4(a), the increase in the Cost of Living Index shall be computed as follows:

                            (A)   The Cost of Living Index, as hereinafter
defined, for each December, commencing with December 1997, shall be compared with the Cost of Living Index for December of the previous year. The increase in the Cost of Living Index shall mean the percentage increase in the Cost of Living Index from the previous December to the December as of which the computation is made. Such determination shall be made as soon as possible after publication of the Cost of Living Index for the December as of which the computation is being made.

                            (B)   The Cost of Living Index shall mean the
"Consumers Price Index for Urban Wage Earners and Clerical Workers (Revised Series) - New York Metropolitan Area," published by the Bureau of Labor Statistics of the United States Department of Labor. If the said Cost of Living Index in the form in which it is published as of the date of this Agreement or the calculation basis thereof shall be revised or discontinued, the parties shall attempt in good faith to modify the provisions of this subparagraph 4(a)(ii) on a basis which will provide a method of calculation consistent with the method described herein for prior years.

              (b)   (i)     A bonus for each calendar year during the Term of
this Agreement (the "Bonus") commencing with the year ending December 31, 1997, equal to one-half of one percent (.5%) of the amount by which the greater of (A) the Company's consolidated net income before income taxes, determined in accordance with generally accepted accounting principles applied on a basis consistent with prior years or (B) the Company's Consolidated Net Cash Flow, as hereinafter defined, exceeds Six Hundred Thousand Dollars

                                                       Exhibit 10.2 Page 3 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

($600,000). Such Bonus shall be pro-rated for the calendar year ending December 31, 1997 for the period June 30, 1997 through December 31, 1997. "Consolidated Net Cash Flow" shall mean (A) consolidated net income, plus (B) depreciation, amortization and other non-cash items of expense, minus (C) payments of all principal amounts of then outstanding indebtedness, all determined in accordance with generally accepted accounting principles applied on a basis consistent with prior years. The computation of consolidated net income before income taxes and Consolidated Net Cash Flow shall be made in a manner consistent with the financial statements included in the Company's Annual Report on Form 10-K for the year with respect to which the Bonus is computed; provided, however, that such computation shall be made without any deduction for the Bonus payable to the Executive pursuant to this subparagraph 4(b). Such computation shall be made by the Company's independent auditors, whose determination shall be final, binding and conclusive on the parties (subject to the provisions of subparagraph 4(b)(iii) hereof)

                    (ii) The Bonus shall be payable to the Executive on or before the later of (A) thirty (30) days following the completion of the audited consolidated financial statements of the Company, or (B) May 1 of each such year, or (C) within ten (10) days after the final resolution of any disagreement with respect to the calculation of consolidated net income before income taxes or Consolidated Net Cash Flow pursuant to subparagraph 4(b)(iii) of this Agreement. In the event of any termination of this Agreement prior to the end of any calendar year during the Term hereof, the Company will pay to the Executive (or, in the case of early termination due to the Executive's death, to her beneficiary, as hereinafter defined), with respect to the year in which any such termination occurs, a portion of the Bonus which shall be determined by calculating the Bonus for the entire year in which such termination occurs and multiplying such Bonus by a fraction, the numerator of which is the number of months in such year prior to the month in which such termination occurs and the denominator of which shall be twelve (12), unless such termination results from an event or occurrence described in subparagraph 3(b)(iii) of this Agreement, in which case, notwithstanding any provision of this Agreement to the contrary, the Company will have no obligation to make any payment of the Bonus to the Executive for the year in which such termination occurs. As used in this Agreement, the term "beneficiary" shall mean the person designated by the Executive by an instrument signed by the Executive, acknowledged before a notary public and delivered to the Company. In the event that the Executive fails to designate a beneficiary as provided in the previous sentence, her estate shall be deemed to be her beneficiary.

                    (iii) The Company shall deliver to the Executive with each Bonus payment a report setting forth the calculation of consolidated net income before income taxes and Consolidated Net Cash Flow for the year with respect to which such Bonus is paid, computed in accordance with subparagraph 4(b)(i) of this Agreement. Unless the Executive notifies the Company within fifteen (15) business days after receipt of said calculations of her disagreement therewith (which notice shall state with reasonable specificity the reasons for any such disagreement and the amounts in dispute), such calculations will be final, binding and conclusive on the Executive. If there is a disagreement of which the Company is so notified by the Executive, and the disagreement cannot be resolved by the Company and the Executive within sixty (60) days following the delivery of such notice, the items in dispute may be submitted by either the Company or the Executive to the Company's independent auditors (with a copy being furnished to the other party). After affording each of the Company and the Executive the opportunity to present their respective positions (which opportunity shall not extend for more than ten (10) business days following the submission of such disputed items to such auditors), the Company's independent auditors shall determine what changes, if any, are required in the calculations, and such determination shall be final, binding and conclusive on the Company and the Executive. The fees, costs and expenses of such independent auditors shall be borne by the Company.

                    (iv)    The Executive and her duly authorized
representatives shall have the right, at her sole expense, upon reasonable advance notice and during normal business hours at the Company's offices, to examine and copy the books and records of the Company relating to its financial statements and/or any sums payable to Executive under this Agreement.

              (c) In the event of a termination of this Agreement pursuant to subparagraphs 3(b)(i), (ii), (vi), (vii), (viii) or (ix) of this Agreement, the Executive will be entitled to receive from the Company, in addition to

                                                       Exhibit 10.2 Page 4 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

any Salary and Bonus payable pursuant to this Paragraph 4, and the Company will pay to the Executive, severance compensation as follows:

                    (i) In the event of any termination of the Term hereof pursuant to subparagraph 3(b)(i) of this Agreement, the Company will pay to the Executive's beneficiary the face value of the life insurance policy to be maintained by the Company pursuant to subparagraph 5(b) of this Agreement upon the Company's receipt of the proceeds of such insurance policy. In the event that the Company fails to maintain such insurance, the Company will pay such amount in forty-eight (48) equal consecutive monthly installments, the first of which shall be due and payable on the first day of the first month following the month in which the Executive's death occurs.

                    (ii) In the event of the termination of this Agreement pursuant to subparagraph 3(b)(ii) of this Agreement, the Executive will be entitled to receive the payments provided for in subparagraph 8(b) of this Agreement.

                    (iii) In the event of the termination of this Agreement pursuant to subparagraphs 3(b)(vi), (vii), (viii) or (ix) of this Agreement, the Executive, her legal representative or her beneficiary, as the case may be, will continue to receive the Executive's then Salary in equal monthly installments, in advance, for a period of one hundred twenty (120) months from the date of any such termination.

              (d) In the event of the sale, during the Term hereof, by the Company or any Subsidiary of any securities purchased or acquired on or after the date hereof solely for investment purposes or in exchange for or in consideration of the performance on or after the date hereof of services or as a fee (the "Investment Securities"), or of the stock, business or assets of the Company or any Subsidiary of the Company, the Executive shall be entitled to a profit-sharing bonus (the "Profit-Sharing Bonus") equal to one percent (1%) of the gross profit (determined as provided below), if any, received by the seller in such transaction (the "Seller") as a result of such sale. In the event of any such sale in which the purchase price is paid in cash or marketable securities, or a combination of cash and marketable securities, the Profit-Sharing Bonus shall be paid by delivery to the Executive by the Seller of cash and/or marketable securities in the same proportion as received by the Seller. In all other events, the Profit-Sharing Bonus shall be payable in cash or in such other manner as to which the Executive and the Company may agree prior to the consummation of such sale. Each Profit-Sharing Bonus shall be payable by the Seller to the Executive not later than twenty (20) days following the date of any such sale and each such payment shall be accompanied by a document, signed by the Chief Financial Officer of the Company, showing the Seller's adjusted cost basis in the Investment Securities, stock, business or assets sold, the gross sale price, the gross profit on such sale, which shall be the Seller's gross sale price less the Seller's adjusted cost basis in the Investment Securities, stock, business or assets sold (the "Gross Profit"), the amount of the Profit-Sharing Bonus payable and a description and statement of the value of each kind of property, other than cash, being delivered in payment of the Profit-Sharing Bonus (the "Bonus Certificate"). The adjusted cost basis of the Seller in the Investment Securities, stock, business or assets being sold, the value of each kind of property, other than cash, received by the Seller in such sale, the gross sale price and the amount of the Profit-Sharing Bonus shall be determined by the Company's independent auditors. If the Executive shall not have disputed the amount of such payment, the accuracy or completeness of the Bonus Certificate and/or the information set forth in such Bonus Certificate within thirty (30) days following the receipt of payment of any Profit-Sharing Bonus under this subparagraph 4(d) and the related Bonus Certificate, then the information set forth in the Bonus Certificate shall be conclusive and binding upon the parties. If the Executive desires to dispute the amount of such payment, the accuracy or completeness of the Bonus Certificate and/or the information set forth therein, such dispute shall be conducted and resolved in accordance with the procedures set forth in subparagraph 6(d) of this Agreement. The Bonus Certificate to which any such dispute relates will be promptly modified following the resolution of any such dispute to reflect such resolution.

              (e) Each time, subsequent to the date hereof that the Company or any Subsidiary acquires or otherwise obtains an Investment Security which is subject to subparagraph 4(d) of this Agreement, the Company shall prepare and deliver to the Executive a Schedule ("Schedule A") or a supplement to or an updated Schedule A which will set forth the date of such Schedule, supplement or update, the Investment Security acquired or otherwise obtained (including the type or

                                                       Exhibit 10.2 Page 5 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

designation of such Security, the number of shares of such Security and the date of purchase or acquisition thereof) and the purchase price of such Security. Such Schedule A and each such supplement or updated Schedule A shall be signed by the Chief Financial Officer of the Company when delivered to the Executive and, upon receipt by the Executive, will be countersigned and returned to the Company by the Executive (unless disputed in accordance with the provisions of subparagraph 6(d) hereof).

              (f) In the event of the Retirement (as hereinafter defined) of the Executive, the Executive or her legal representative or beneficiary, as the case may be, will continue to receive, as and for retirement compensation, an amount equal to one-twelfth of the greater of (i) the Executive's Salary for the year in which Retirement occurs, or (ii) the average of the Executive's Salary and Bonus for each of the five (5) years immediately preceding the year in which Retirement occurs, for a period of one-hundred-twenty (120) months from the date of commencement of such Retirement. The amount calculated pursuant to the preceding sentence shall be payable, in equal monthly installments, in arrears. For the purpose of this subparagraph 4(f), "Retirement" shall be deemed to have occurred at the expiration of the Term or any renewal Term of this Agreement or upon termination of the employment provided for herein prior to the expiration of the Term by the mutual consent of the Executive and the Company.


         5. Executive Benefits. In addition to the Salary, Bonus and severance compensation, the Executive will receive the following benefits:

              (a) The Executive will be entitled to three (3) weeks paid vacation and fifteen (15) paid sick days during each calendar year of the Term hereof commencing with 1997. The Executive will take such vacation at such times as will not unreasonably interfere with significant activities of the Company and upon reasonable advance notice to the Company. Any unused vacation or sick days shall be paid to the Executive by the Company at the end of each year of the Term hereof based upon Executive's then Salary.

              (b) The Company will pay for and maintain for the Executive during the Term of this Agreement, disability insurance providing for the payment to the Executive of a minimum of sixty percent (60%) of her Salary for any "disability" as defined in such disability insurance policy. The Company will also pay and maintain for the Executive during the Term hereof, major medical, hospitalization, dental and vision insurance and life insurance upon the life of the Executive having a face value of not less than Four Hundred Thousand Dollars ($400,000), the proceeds of which shall be payable to such beneficiary(ies) as shall be designated by the Executive from time to time during the Term hereof, or, in the absence thereof, Executive's estate. The Company will maintain such disability, medical, dental, and vision insurance in effect, at the Company's cost, for a period of one hundred twenty (120) months after the expiration or termination of the Term hereof unless this Agreement shall be terminated pursuant to subparagraphs 3(b), (iii), (iv) or (v) of this Agreement, in which case the Company will not be obligated to maintain such insurance. During the Term hereof, any such life insurance policy which the Company is obligated hereby to maintain will remain the property of the Company; provided, however, upon the expiration of the Term hereof, the Executive will have the right to have such life insurance policy assigned to her and the Company shall continue to pay or reimburse the Executive for all costs therefor. The Company may, at its election at any time during the Term hereof, obtain and maintain at its cost, a key person life insurance policy on the Executive's life with the Company as the beneficiary thereof, and the Executive will cooperate with the Company and its insurer with respect to obtaining and maintaining in force such insurance policy.

              (c) The Company agrees that nothing contained in this Agreement is intended to, or shall be deemed to be a grant to the Executive in lieu of, or as a limitation upon, any rights and privileges to which the Executive may otherwise be entitled as an executive employee of the Company or any Subsidiary under any retirement, pension, profit sharing, insurance, hospitalization or other employee benefit plan of any type (including, without limitation, any incentive, profit sharing, bonus or stock option plan), which may now be in effect or which may hereafter be adopted or instituted by the Company or any Subsidiary during the Term hereof of which the Executive is an officer or director, it being understood that the Executive shall have the same rights and privileges to participate in such Company and Subsidiary benefit plans as any other officer or executive employee of the Company or any such Subsidiary.

                                                       Exhibit 10.2 Page 6 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

         6.   Executive's Right to Participate in Future Expansion of the
Company.
              (a) From and after June 30, 1987, and through the expiration or earlier termination of the Term hereof, the Executive or her designees (who or which, for the purposes of this Paragraph 6, shall be deemed to be included in the definition of and referred to as the "Executive"), shall have the right to and benefit of participating in the future growth and expansion of the Company, as hereinafter provided in this Paragraph 6.

              (b) If the Company or any subsidiary of the Company or any subsidiary of any such Subsidiary, which, for the purposes of this Paragraph 6, shall include any corporation in which the Company or any such Subsidiary thereof owns capital stock (any such corporation being hereinafter referred to in this Paragraph 6 as a "Parent") proposes to form a subsidiary ("the Purchaser") for any purpose whatsoever including, but not limited to the formation of a subsidiary to acquire, or to enter into any agreement or other understanding to acquire, by purchase, merger, consolidation or by or as a result of any other form of business arrangement (including the establishment of a new business) or combination (an "Acquisition"), all or any part of any corporation, partnership, joint venture, proprietorship or other operating business, or any equity interest in any such business (other than for investment purposes only, for services rendered or as a fee, as provided for in subparagraph 4(d) hereof), including, but not limited to, the acquisition of common or preferred stock of any class or series, or options, warrants, rights or other securities convertible into or exchangeable for common or preferred stock of any class or series (each a "Security" or collectively, the "Securities"), the Executive shall have the right to purchase up to one percent (1%) of the authorized Securities of each class and series of such Purchaser (the "Founder's Securities") on the date of its formation. The purchase price for such Founder's Securities shall be equal to the fair market value thereof on the date of formation and shall be payable by delivery of Executive's ten (10) year recourse promissory note, bearing interest at the lowest rate necessary to avoid imputed interest under the Internal Revenue Code of 1986, as amended, interest being payable annually and all principal being payable upon maturity of said note (which note shall be prepayable, in whole or in part, at any time, without premium or penalty). The fair market value of such Founder's Securities shall be determined by the Company's Chief Financial Officer and a notice of such determination, specifying the fair market value of such Founder's Securities signed by the Company's Chief Financial Officer, shall be given to the Executive within ten (10) days after the formation of any such Purchaser and shall be binding upon Executive unless Executives notifies the Company of her disagreement with the determination thereof within thirty (30) days after her receipt of such notice from the Chief Financial Officer. If the Company and the Executive shall not have resolved such dispute within thirty (30) days after the Company's receipt of the Executive's notice disagreeing with such determination, the matter shall be submitted to the Company's then independent auditors for a determination thereof and the decision of such auditors shall be final, binding and conclusive on the Company and the Executive. Whether or not the Founder's Securities of any Purchaser are physically issued on the date of the formation of any such Purchaser, the Executive shall be deemed to have equitable and beneficial ownership of such Founder's Securities as of the date of formation of any such Purchaser.

              (c) If, subsequent to the formation of any such Purchaser, such Purchaser issues, or agrees to issue, any Securities as a dividend or in respect of any Securities of such Purchaser then held by the Executive or in connection with any stock split or other recapitalization, Executive shall, as a security holder of such Purchaser, be entitled to receive her proportionate share of such subsequently issued securities (the "Subsequently Issued Securities").

              (d) Each time, subsequent to the date of this Agreement, that a new Purchaser is formed, or a Purchaser issues Subsequently Issued Securities, the Company shall prepare and deliver to the Executive a Schedule ("Schedule B") or a supplement to or an updated Schedule B which shall set forth the date of such Schedule, supplement or update and include the name, state of incorporation and date of formation of each Purchaser, the capitalization of each Purchaser as of its date of formation, the Founder's Securities of such Purchaser issued to the Executive, the cost basis of the Founder's Securities issued to the Executive in connection with the formation of each such Purchaser, the Subsequently Issued Securities of each Purchaser, if any, and the Subsequently Issued Securities of each Purchaser owned by Executive. Such Schedule B and each such supplement or updated Schedule B shall be signed by the Chief Financial Officer of the Company when delivered to the Executive and, upon receipt by the Executive, will be countersigned and returned by the Executive to the Chief Financial Officer of the Company. If the Executive does not dispute any of the information set forth in Schedule B or supplement to or updated Schedule B, she will countersign such Schedule B supplement or updated Schedule B and return it to the

                                                       Exhibit 10.2 Page 7 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

Chief Financial Officer of the Company and the information set forth therein will be binding upon the parties hereto. If the Executive disputes any of the information in such Schedule B, supplement or updated Schedule B, she shall be required to give notice of such dispute to the Company within such thirty (30) day period (the "Dispute Notice"). The Dispute Notice shall set forth the specifics of the Executive's dispute if the Company and Executive shall not have resolved such dispute within thirty (30) days after the Company's receipt of the Dispute Notice, the matter shall be submitted to the Company's then independent auditors for a determination thereof and the decision of such auditors shall be final, binding and conclusive on the Company, the Parent and the Executive. The fees of said auditors shall be paid by the Company. The Schedule B, supplement or updated Schedule B to which the Dispute Notice relates will be promptly modified following the resolution of any such dispute to reflect such resolution.

              (e) Notwithstanding the provisions of any subparagraph of this Paragraph 6, the Executive shall have no entitlement, by virtue of the provisions of this Agreement, to any debt or equity securities of the Company which are issued to or in any other manner become the property of any subsidiary of the Company.


         7.   Expense Reimbursement.
              (a) The Company will reimburse the Executive for all ordinary and necessary expenses incurred by her in connection with the performance of her services under this Agreement, subject to and upon receipt by the Company of invoices or other supporting documentation in accordance with the Company's expense reimbursement policies as in effect from time to time.

              (b) In the event that the Company moves its corporate headquarters from the New York metropolitan area, the Company will, if the Executive elects to relocate, pay the Executive's reasonable moving expenses, including temporary living accommodations for up to six months; provided, however, that the Company may not require the Executive to relocate. In the event the Company so relocates its corporate headquarters and the Executive elects not to relocate, the Company will provide the Executive, at the Company's cost, with such offices and staff in a location in the New York metropolitan area as to which the Company and the Executive may agree.

              (c) In the event that the Company establishes multiple offices and the Executive is required to spend any significant part of her time at more than one Company office, the Company shall pay to the Executive a housing allowance of One Thousand Dollars ($1,000) per month for as long as more than one Company office is maintained; provided, however, that following the closing of any such office, the Company will reimburse the Executive for any costs incurred by her in moving and in terminating any lease obligations and similar expenses.

         8.   Disability.
              (a) In the event the Executive suffers any temporary disability during the Term hereof, she shall continue to receive one hundred (100%) percent of the Salary and Bonus to which she was entitled at the time he became so disabled for any period of disability not in excess of six (6) consecutive calendar months. The term "Permanent Disability" as used in this Agreement shall mean any disability of the Executive for a period in excess of six (6) consecutive calendar months. For the purpose of this subparagraph 8(a), the terms "disabled" and "disability" shall mean (i) any physical or mental illness, injury or other incapacity which, in the opinion of a doctor reasonably satisfactory to the Company and the Executive or her legal representative, renders the Executive unable to perform substantially all of her duties under this Agreement, or (ii) a judicial determination of incompetence. The date that any such disability shall be deemed to have commenced shall be the date the Executive first absents herself from work during a continuous period of disability as determined by the doctor referred to in this subparagraph 8(a) or the date of judicial determination of incompetence, as the case may be.

              (b) In the event of a Permanent Disability, the Company shall pay to the Executive, as disability benefits, one hundred twenty (120) monthly payments each in an amount equal to sixty percent (60%) of Executive's then Salary divided by twelve (12), the first of such payments to commence on the first day of the first month following any such termination of this Agreement as a result of a Permanent Disability. In the event that such date is a date subsequent to the date such Permanent Disability is determined, payments for all prior months in which the Executive was entitled to such payments will be made together with the first payment made. Such

                                                       Exhibit 10.2 Page 8 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

payments shall be reduced by the amount of all payments which the Executive receives under any disability policy maintained by the Company.

         9.   Confidentiality and Non-Disclosure Covenant.
              (a) The Executive hereby acknowledges that, in the performance of her duties pursuant to this Agreement, she may obtain and be entrusted with unpublished confidential and proprietary information relating to the Company's and its Subsidiaries' present and proposed businesses and operations, the use or disclosure of which would materially adversely affect the operations of the Company or its Subsidiaries, including, without limitation, unpublished material financial information relating to the Company's and its Subsidiaries' present and proposed businesses and operations, the cost and pricing of the Company's and its Subsidiaries' services, the sales and marketing plans and strategies of the Company and its Subsidiaries, proposed acquisitions by the Company and its Subsidiaries, and the terms of all material agreements to which the Company or any Subsidiary is a party. All of such unpublished information that may be obtained by the Executive shall, for purposes hereof, be referred to as "Confidential Information". The Executive hereby agrees that, unless the Confidential Information becomes publicly known other than by reason of any improper act or omission of the Executive, neither she, nor any entity or person owned or controlled by her, shall, during or after the Term hereof, use for her own benefit or for the benefit of others for any purpose and in any manner whatsoever, divulge to any person, firm, corporation or other entity or otherwise publish or disclose any Confidential Information, except as necessary in connection with the performance of the Executive's services under this Agreement. Notwithstanding the foregoing, the Executive shall not be in breach of this covenant with respect to any use or disclosure of any Confidential Information by her which is required as a result of any legal process served upon her in any judicial or administrative proceeding (provided that, if possible, the Company shall be given notice in time to enable it to object to such disclosure) or which was obtained by the Executive from a third party without such third party's breach of any agreement or obligation of trust. The term "entity or person owned or controlled by" the Executive or words of like import shall not include the Company or any of its Subsidiaries.

              (b) The Executive agrees that her violation or threatened violation of any of the provisions of this Paragraph 9 may cause immediate and irreparable harm to the Company. In the event of any breach or threatened breach of said provisions, the Company shall be entitled to seek all available equitable remedies therefor including, without limitation, preliminary and permanent injunctions by a court of competent jurisdiction prohibiting Executive from any violation or threatened violation of these provisions and compelling the Executive to comply with these provisions. This Paragraph 9 shall not affect or limit, and the equitable remedies provided in this subparagraph 9(b) shall be in addition to, any other remedies available to the Company at law. The provisions of this Paragraph 9 shall survive the termination or expiration of the Term of this Agreement.

         10. Representations and Warranties of the Executive. The Executive represents and warrants to the Company as follows:

              (a) All action on the part of the Executive necessary for the authorization, execution, delivery and performance of this Agreement by her and the consummation of the transactions contemplated hereby, has been taken and this Agreement constitutes a valid and legally binding obligation of the Executive, enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

              (b) The authorization, execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, will not result in any violation or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of any instrument, judgment, order, writ, decree or agreement to which the Executive is a party or by which she is bound.

              (c) There is no action, suit, proceeding, or investigation pending, or to the knowledge of the Executive, currently threatened against the Executive, in any way relating to the validity of this Agreement or the right of the Executive to enter into or to consummate this Agreement and the transactions contemplated hereby.

                                                       Exhibit 10.2 Page 9 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

         11. Representations and Warranties of the Company. The Company represents and warrants to the Executive as follows:

              (a) All action on the part of the Company and each Subsidiary necessary for the authorization, execution, delivery and performance of this Agreement by them and the consummation of the transactions contemplated hereby, has been taken and this Agreement constitutes a valid and legally binding obligation of the Company, enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

              (b) The authorization, execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, will not result in any violation or be in conflict with or constitute, with or without the passage of time and giving of notice, a default under any provision of any instrument, judgment, order, writ, decree or agreement to which the Company or any Subsidiary is a party or by which any of them is bound.

              (c) There is no action, suit, proceeding, or investigation pending, or to the knowledge of the Company, currently threatened against the Company or any Subsidiary, in any way relating to the validity of this Agreement or the right of the Company to enter into or to consummate this Agreement and the transactions contemplated hereby.

         12. Arbitration. Except for any action under this Agreement for injunctive or other equitable relief and except as otherwise expressly provided in subparagraphs 4(b), 6(d) and 6(f) of this Agreement, all disputes, controversies and differences between the parties hereto arising under this Agreement which the parties hereto are unable to settle amicably shall be resolved in New York, New York, by binding arbitration in accordance with the rules then in force of the American Arbitration Association. The arbitration shall be held before three arbitrators, one of which shall be selected by each of the Executive and the Company and one of which shall be selected by the other two arbitrators, and the decision of such arbitrators shall be deemed to be final. Judgment upon any award or decision rendered by such arbitrators may be entered or enforced in any court, domestic or foreign, having jurisdiction thereof. The arbitrators shall not, except as provided in subparagraph 14(f) of this Agreement, have any authority to modify or amend any express provisions of this Agreement.

         13. Agreements with Affiliates. The Executive may enter into employment agreements with affiliates of the Company (the "Affiliate Agreements"). To the extent that, for any year during the Term hereof that the aggregate annual salary paid to Executive pursuant to the Affiliate Agreements does not exceed the Salary payable to Executive pursuant to this Agreement for such year, such aggregate salary received by the Executive under such Affiliate Agreements shall reduce the Salary payable pursuant to this Agreement on a dollar for dollar basis. If, for any year during the Term hereof that the aggregate annual salary paid to Executive pursuant to the Affiliate Agreements exceeds the Salary payable pursuant to this Agreement for such year, no Salary shall be paid by the Company to the Executive pursuant to this Agreement for such year; provided, however, that in such event the Executive shall not be required to refund any Salary (or salary or other compensation received by her pursuant to any Affiliate Agreement) paid to him during such year. Any bonuses or other non-salary compensation or benefits paid to Executive pursuant to the Affiliate Agreements shall not affect in any way the Salary, Bonus, or other benefits payable to Executive pursuant to this Agreement.

         14.  Miscellaneous.
              (a) This Agreement constitutes the entire agreement of the Company and the Executive with respect to the subject matter hereof and supersedes all prior written or prior or contemporaneous oral understandings or agreements between the Company and the Executive with respect to the subject matter covered in this Agreement. This Agreement may not be modified or amended, nor may any right be waived, except by a writing which expressly refers to this Agreement, states that it is intended to be a modification, amendment or waiver and is signed by both parties hereto in the case of a modification or amendment or by the party granting the waiver. No course of conduct or dealing between the parties hereto and no custom or trade usage shall be relied upon to vary the terms of this Agreement. The failure of a party to this Agreement to insist upon strict adherence to any term of

                                                      Exhibit 10.2 Page 10 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

              (b) Any notice, demand or other communication (collectively, the "Notices") required or permitted by or with respect to the provisions of this Agreement shall be given in writing and delivered by hand, overnight courier or messenger service, against a signed receipt or acknowledgment of receipt, or mailed by registered or certified mail, return receipt requested, or sent by telecopier or similar means of communication if receipt is acknowledged or if transmission is confirmed by mail as provided in this subparagraph 14(b), to the parties at their respective addresses set forth at the beginning of this Agreement or by telecopier to the Executive at (212) 786-4571 or to the Company at (212) 233-5023, with notice to the Company being sent to the attention of the individual who executed this Agreement on behalf of the Company. Either party may, by notice given in accordance with the terms hereof, change the person, address or telecopier number to which Notice should be sent. All such Notices shall be deemed given when personally delivered or transmitted as aforesaid, or, if mailed as aforesaid, on the fifth (5th) business day after mailing or on the day actually received, if earlier, except for a notice of a change of person, address or telecopier number which shall be effective only upon receipt.

              (c) Except as specifically set forth in this subparagraph, neither party hereto may assign this Agreement or his or its rights, benefits or obligations hereunder without the written consent of the other party; except that the rights of the Executive set forth in Paragraphs 4 and 6 hereof may be assigned to designated purchasers and shall inure to the benefit of the Executive's heirs, administrators, executives, personal representatives, successors and permitted assigns. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, administrators, executors, personal representatives, successors and permitted assigns. Nothing contained herein is intended to confer upon any person or entity, other than the parties hereto, and their respective heirs, administrators, executors, personal representatives, successors or permitted assigns or, in the case of the Executive, her designated purchasers under Paragraphs 4 and 6 hereof, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement.

              (d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York with respect to contracts made and to be fully performed therein, without regard to the conflicts of laws principles thereof. By their execution hereof, the Company and the Executive hereby consent and irrevocably submit to the in personam jurisdiction of the American Arbitration Association tribunal located in the City, County and State of New York or, with respect to Paragraph 9, the Federal or state courts situated in New York County, New York, which shall have sole jurisdiction as to such matters, and agree that any process in any action commenced in such tribunal or court under this Agreement may be served upon it or her personally, by certified or registered mail, return receipt requested, or by Federal Express or other courier service, with the same full force and effect as if personally served upon it or her in New York City. Each of the parties hereto hereby waives any claim that the jurisdiction of any such tribunal is not a convenient forum for any such action and any defense of lack of in personam jurisdiction with respect thereto. In the event of any arbitration proceeding pursuant to Paragraph 9 hereof, the arbitrator shall have the right to assess reasonable counsel fees and disbursements.

              (e) The parties hereto hereby agree that, at any time and from time to time during the Term hereof, upon the reasonable request of the other party hereto, they shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances, other documents and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

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

                                                      Exhibit 10.2 Page 11 of 12

Exhibit 10.2 Corporate Secretary's Employment Agreement

              (g) During and after the Term hereof, the Company shall defend, indemnify and hold the Executive harmless from any and all claims, causes of action, liabilities, damages, costs or expenses (including, without limitation, attorneys' fees and disbursements) incurred by the Executive based upon or in connection with the performance of her services under this Agreement to the fullest extent permitted by the laws of the State of New York (and, with respect to indemnification by a Subsidiary, the laws of the jurisdiction of incorporation of any such Subsidiary) and of the By-Laws of the Company or any such Subsidiary, as the case may be. In the event that, under applicable law, the Company is not permitted to defend the Executive or pay the costs of defense as provided in this subparagraph 14(g) unless the Executive undertakes to reimburse the Company in the event that any such payment is unlawful, then, in such event, the Company may condition such defense or payment on receipt of an appropriate reimbursement agreement from the Executive. This provision will survive the expiration or termination of the Term of this Agreement.

              (h) The headings in this Agreement are for convenience of reference only and shall not affect in any way the construction or interpretation of this Agreement.



         IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals as of the day and year first above written.


                                       CONSOLIDATED TECHNOLOGY GROUP LTD.


                                       By:__________________________________
                                                  Lewis S. Schiller,
                                                  Chief Executive Officer



                                        -------------------------------------
                                                              Grazyna B. Wnuk


                                                      Exhibit 10.2 Page 12 of 12

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

                             COMPREHENSIVE AGREEMENT

         COMPREHENSIVE AGREEMENT made this 20th day of May, 1997, by and among DONALD L. SHAMSIE, whose mailing address is c/o WWR Technology, Inc., P.O. Box 1320, Hope, Arkansas 71801 ("Shamsie"), MALCO THEATRES, INC., a Tennessee corporation whose mailing address is 5851 Ridgeway Center Parkway, Memphis, Tennessee 38120 ("Malco"), WWR ACQUISITION CORP., a Delaware corporation ("Seller") whose mailing address is c/o SIS Capital Corp., 160 Broadway, New York, New York 10038, and SIS CAPITAL CORP., a Delaware corporation ("Parent"), the parent corporation of Seller and whose mailing address is the same as Seller's.

                                    Recitals

         A. Shamsie desires to purchase, and Seller desires to sell, all of the issued and outstanding capital stock ("WWR Shares") of WWR Technology, Inc. ("Target"), all on and subject to the terms and conditions hereinbelow set forth.

         B. On the terms and subject to the conditions herein set forth, and as reflected in a Loan and Pledge Agreement ("Loan and Pledge Agreement") attached hereto as Exhibit A, Malco has agreed to loan and advance to Shamsie the sum of One Hundred Thousand ($100,000) Dollars (the "Malco Loan"), the Malco Loan to be secured by the pledge and delivery to Malco of certificates evidencing the WWR Shares, which certificates shall be delivered, on behalf of Shamsie, by Seller to Malco, c/o William S. Solmson, Esquire, Wyatt, Tarrant & Combs, Suite 650, Crescent Center, 6075 Poplar Avenue, Memphis, Tennessee ("Malco's Counsel").

         C. Conditioned on the consummation of the transactions provided for herein ("Closing"), Shamsie has agreed to grant to Malco an option ("Option") to purchase all of the WWR Shares for an amount equal to the original face amount of the Malco Loan, on terms hereinafter set forth.

         D. Subject to the conditions provided for herein, Malco has agreed to purchase and acquire from Sirrom Capital Corporation ("Sirrom") loans made by Sirrom to Target in the principal amount of Two Hundred Fifty Thousand ($250,000) Dollars plus accrued interest thereon ("Sirrom Debt") and to unconditionally release and cancel the guarantees of The Kanter Family Foundation, Walnut Capital Corp. and Parent (together, the "Sirrom Guarantors").

         E. Shamsie has agreed to use his best efforts to cause Allstate Financial Corporation ("AFC") to deliver to Jerold K. Levien, Esquire, c/o Ruffa & Ruffa, 150 East 58th Street, 35th Floor, New York, New York 10155 ("Seller's Counsel"), an agreement ("AFC Consent and Agreement") in form and content substantially as set forth in Exhibit B attached hereto providing for AFC's consent to and approval of the transactions provided for herein without causing a default in the AFC loan to Target ("AFC Loan") and, further, for the release by AFC of obligations of Lewis S. Schiller, SES Holdings, Inc., and Parent (together, the "AFC Guarantors") with respect to the AFC Loan (howsoever evidenced, including their obligations as guarantors of the AFC Loan and as makers of certain Confessed Judgment Demand Notes given as additional collateral security for the AFC Loan).

                                   Agreements

         NOW, THEREFORE, the foregoing Recitals being a part of this Agreement, and such agreements being deemed to be in the best interest of the Target, the parties agree as follows:


Section 1.    Purchase and Sale of WWR Shares

                                                        Exhibit 10.3 Page 1 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

         1.1 Agreement to Sell and Purchase. Subject to the conditions set forth herein, Seller agrees to sell and transfer to Shamsie, and Shamsie agrees to purchase, all of the WWR Shares for the Consideration (hereinafter defined).

         1.2 Consideration. The consideration ("Consideration") payable to Seller for the WWR Shares consists of (a) the cash sum of One Hundred Thousand ($100,000) Dollars, (b) the receipt of an unconditional release of the Sirrom Guarantors and the AFC Guarantors from all liability, debts and obligations with respect to the Sirrom Loan and the AFC Loan, respectively, and (c) receipt of the AFC Consent and Agreement.

         1.3 Standstill. Until the first to occur of the Closing Date or the Outside Date (hereinafter defined), Seller agrees to (and, where applicable, Seller will cause WWR to) refrain from making or entering into any agreement or transaction which results, directly or indirectly, in any of the following: (a) any sale, transfer, assignment or other disposition of any of the WWR Shares;
(b) any sale of assets of WWR which is not in the ordinary course of business; or (c) any act which would reasonably be expected to, or which does, interfere with the ability of Seller to perform the transactions provided for herein.

         1.4     Warranties and Representations of Seller.

                 1.4.1 Capitalization of WWR. WWR is a corporation duly organized and existing under the laws of the State of Delaware. The capitalization of WWR consists of 1,500 shares of common stock, no par value, of which 1,500 shares are issued and outstanding. All of the issued and outstanding WWR Shares are validly issued, fully paid and not subject to assessment.

                 1.4.2 Ownership of WWR Shares. Seller is the record and beneficial owner and holder of the WWR Shares, free and clear of any charge, claim, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership, except any restrictions on transfer pursuant to the Securities Act of 1933, as amended, or any Rule or Regulation promulgated thereunder. There are no agreements relating to the issuance, sale, or transfer of any equity securities or other securities of the Target.

                 1.4.3 Binding Obligation; No Violation. This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against Seller in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity. Seller has the right, power, authority, and capacity to execute, deliver and perform this Agreement, and all corporate authorizations required therefor have been obtained by Seller. Neither the execution and delivery of this Agreement nor the consummation or performance of any of the contemplated transactions will, directly or indirectly (with or without notice or lapse of time) (a) contravene, conflict with, or result in a violation of, or give any governmental body or other person the right to challenge any of the contemplated transactions or to exercise any remedy or obtain any relief against the Target or any of the assets owned or used by the Target; (b) contravene, conflict with, or result in a violation or breach of any provision of, or give any person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any agreement binding on either Seller or the Target; or (c) require Seller or Target to give any notice to or obtain any consent from any person in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby (except such persons whose approval is provided for herein).

                 1.4.4 Indebtedness to Affiliates. To the best knowledge of Seller and Parent, Target has no indebtedness, liability or obligation, absolute or contingent, owing to any of the affiliates of Seller or Parent, except for intercompany debt owing to Parent, which indebtedness shall be, without any further acts of the parties being required, cancelled as of the time of the Closing hereunder; provided that Target

                                                        Exhibit 10.3 Page 2 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

shall indemnify and hold harmless Seller and its affiliates (as defined below) of and from any obligation owing to the former President of Target under a severance agreement entered into with him by the Target in November, 1996. As used herein, the term "affiliate" means any person, firm, corporation or other legal entity which, directly or indirectly, (i) owns any equity interest in any of the Target, Seller or Parent, or (ii) is under common ownership with any of the Target, Seller or Parent.

         1.5 Indemnity by Parent. Parent hereby indemnifies and agrees to hold harmless Shamsie and Malco from and against any loss, cost, expense, damage or claim based on the inacurracy of any of the representations or warranties set forth in Section 0 hereof.

         1.6 Conditions. The obligations of Shamsie and Seller to consummate the purchase and sale of the WWR Shares are contingent on a Closing occurring on or prior to the Outside Date, and the following:

                 1.6.1 Conditions to Seller's Obligations. Seller's obligation to sell the WWR Shares is conditioned upon receipt of the Consideration on or prior to the Closing Date by Seller's Counsel in escrow, as hereinafter provided.

                 1.6.2 Conditions to Shamsie's Obligations. Shamsie's obligation to purchase the WWR Shares is conditioned upon receipt, on or prior to the Closing Date, by Malco's Counsel, of (i) certificates evidencing the WWR Shares duly endorsed (or with stock powers executed in blank attached) for transfer to Shamsie, and (ii) resignations of all officers and directors of WWR (except for Shamsie and such persons whose resignation is waived by Shamsie). Seller's Counsel shall retain the certificate evidencing the WWR Shares and such resignations until receipt by Seller's Counsel of those matters provided for in
Section 0 hereof.

         1.7 Representations of Shamsie. Shamsie represents, warrants, acknowledges and agrees that he is knowledgeable of the business conducted by the Target (including its properties, assets, liabilities, obligations, operations and prospects), has requested and obtained from the Target all information deemed by him to be material to the transactions provided for herein, and has undertaken and completed such investigation of the business, properties, liabilities, operations and prospects of the Target as he deems necessary or desirable. Shamsie acknowledges that the WWR Shares are "restricted" securities and that he is acquiring same for investment purposes, for his own account and not with a view to distribution thereof in violation of applicable state or federal securities laws. No representation, warranty or other undertaking of Seller is made with respect to the business, properties, liabilities, operations and prospects of the Target, except as specifically set forth in this Agreement.


Section 2.    Malco Loan

         2.1 Amount and Method of Advance. At the Closing hereunder, Malco agrees to loan and advance to Shamsie the principal sum of One Hundred Thousand ($100,000) Dollars, said advance to be made by wire of the proceeds of the Malco Loan to Seller's Counsel per written instructions received from Seller's Counsel. Seller's Counsel shall retain the proceeds of the Malco Loan until receipt of facsimile confirmation from Malco's Counsel of the receipt by it of those matters provided for in Section 0 hereof.

         2.2 Loan Documents. The Malco Loan shall be evidenced by the promissory note of Shamsie ("Shamsie Note") dated the Closing Date (which date Malco is hereby authorized to insert into the Shamsie Note at the time of Closing hereunder), and shall be governed and secured by the terms of the Loan and Pledge Agreement (the Shamsie Note and the Loan and Pledge Agreement being herein called the "Loan Documents").

         2.3 Conditions. As a condition to Malco's obligation to make the Malco Loan, Malco's Counsel shall have received prior to the Outside Date: (a) from Seller, the certificates evidencing the

                                                        Exhibit 10.3 Page 3 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

WWR Shares as provided for in Section 0 hereof, (b) from Shamsie, (i) the executed Loan Documents and (ii) the AFC Consent and Agreement, and (c) from Sirrom, (i) instruments evidencing the Sirrom Debt duly endorsed (without recourse) to Malco, (ii) originals of the documents and agreements evidencing, securing or governing the terms of the Sirrom Debt, and (iii) such Forms UCC-2 (amendment) as are required to be recorded in the offices of any public officials in order to perfect the assignment to Malco of security interests in Target's assets held by Sirrom to secure payment of the Sirrom Debt.


Section 3.    Option

         Subject to his purchase of the WWR Shares in accordance herewith, Shamsie agrees to and does hereby grant to Malco the right and option to purchase all of the WWR Shares upon those terms and subject to those conditions hereinbelow set forth.

         3.1 Exercise Date. The Option aforesaid shall expire on, and be exercisable by Malco at any time prior to, the close of business on December 31, 1997 ("Option Exercise Date").

         3.2     Terms of Purchase and Sale; Stock Purchase Agreement

                 3.2.1 Closing Date; Purchase Price. If, on or before the Option Exercise Date, Malco exercises the Option, then Malco agrees to purchase, and Shamsie agrees to sell, all of the WWR Shares for the cash price of One Hundred Thousand ($100,000) Dollars, said purchase and sale to be in accordance with a Stock Purchase Agreement (hereinbelow provided for) providing for a Closing on the earlier of January 31, 1998 or five days following notice to Shamsie from Malco that Malco desires to consummate the closing of said purchase and sale. The purchase price aforesaid may be paid to the holder of the Shamsie Note.

                 3.2.2 Stock Purchase Agreement. As soon as practicable following the Closing hereunder, Shamsie and Malco shall undertake to negotiate in good faith and to execute a Stock Purchase Agreement which shall contain terms (including representations and warranties of Shamsie) customarily included in an agreement providing for the sale and purchase of all of the capital stock of a corporation.

         3.3 Additional Agreements of Shamsie. Shamsie represents and warrants to, and agrees with, Malco as follows:

                 3.3.1 Conduct of Business of Target. Shamsie will (i) operate the business of the Target in its normal course with a view to maintaining the goodwill possessed by the Target with vendors, employees, customers and others with whom the Target conducts business; (ii) not permit the Target to declare or pay any cash dividends, make any redemption of the WWR Shares, or otherwise make any distribution in respect to the WWR Shares; (iii) not permit any levy, foreclosure, attachment or other taking of the assets of the Target to occur under agreements pertaining to the same or under applicable law, and do all that is necessary to maintain and preserve Target's assets, properties, rights and prospects; (iv) not permit the Target to enter into any agreements relating to employment, compensation, capital expenditures, sales of assets or properties or any other material agreement (other than purchases and sales of inventory in the ordinary course of business), nor undertake any commitment in regard to the foregoing, and (v) do all that is necessary to continue in full force and effect all material contracts and arrangements pertaining to the continuing business or assets of the Target.

                 3.3.2 Investigation. Upon execution of this Agreement, Shamsie will permit Malco and its advisors and representatives to conduct such due diligence investigations of the Target's business, assets, liabilities, operations and prospects as Malco shall determine to be advisable. No matter discovered by Malco during the course of such investigations shall be relied upon by Malco or any other person as a basis for rescinding any agreements herein set forth with respect to the Malco Loan or the

                                                        Exhibit 10.3 Page 4 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

Consideration paid and delivered to Seller. Shamsie will cooperate with Malco during the conduct of its due diligence review, and will permit Malco and its representatives access to Shamsie's and Target's records (financial or otherwise) and premises for such purposes. To facilitate Malco's investigation, Shamsie will make available to Malco the personnel employed by the Target for such purposes.

                 3.3.3 Notifications. So long as this Agreement remains in force, Shamsie will, and will cause Target to, notify Malco promptly of any occurrence which has or may reasonably be expected to have a material adverse affect on the business, properties, assets or prospects of the Target.


Section 4.    Conduct of Closing; Termination

         4.1 Closing Date. The Closing shall take place by overnight courier delivery of the documents and agreements, and wire transfer of funds, required to consummate the transactions provided for herein. All documents, monies and materials required to be delivered to Parent and Seller (or Seller's affiliates) shall be paid and delivered to Seller's Counsel; and all documents and materials required to be delivered to Malco or Shamsie shall be delivered to Malco's Counsel. Any monies, documents and materials received shall be retained in escrow by each of such counsel until the earlier of the following dates ("Closing Date"): (A) the receipt by each of facsimile confirmation from the other that such counsel have received (or waived receipt of) all documents, monies and materials required to be paid or delivered hereunder, or (B) May 23, 1997 (the "Outside Date").

         4.2 Termination. If the Closing does not occur prior to the Outside Date, this Agreement shall terminate, each of the Seller's Counsel and Malco's Counsel shall return all monies, agreements and documents to the person from whom same shall have been received, and no party hereto shall have any further obligation to any other party hereunder.

         4.3 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                            [Signatures on Next Page]

                                                        Exhibit 10.3 Page 5 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.

         IN WITNESS WHEREOF, the parties have executed this Comprehensive Agreement in multiple counterparts as of the day and year first above written.


                                                 MALCO THEATRES, INC.




________________________________              By:____________________________
DONALD L. SHAMSIE                     Title:_________________________________
Date:                        , 1997           Date:                 , 1997
     ------------------------                      -----------------


WWR ACQUISITION CORP.                       SIS CAPITAL CORP.



By:_____________________________            By:______________________________
Title:__________________________            Title:___________________________
Date:                  , 1997               Date:                 , 1997
     ------------------                          -----------------


                                                        Exhibit 10.3 Page 6 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.


                       ADDENDUM TO COMPREHENSIVE AGREEMENT

         ADDENDUM made this 21st day of May, 1997, with respect to a Comprehensive Agreement dated May 20, 1997 by and among DONALD L. SHAMSIE, (herein and therein, "Shamsie"), MALCO THEATRES, INC. (herein and therein, "Malco"), WWR ACQUISITION CORP. (herein and there, "Seller"), and SIS CAPITAL CORP. (herein and therein, "Parent").

         NOW, THEREFORE, to correct misstatements and to clarify ambiguities in the Comprehensive Agreement, the parties acknowledge and agree as follows:

         1. All capitalized terms used herein shall have the meaning ascribed thereto in the Comprehensive Agreement, and all references to Sections shall refer to the corresponding Section of the Comprehensive Agreement.

         2. Notwithstanding Section 1.4.1, the parties (a) acknowledge that certificates evidencing the WWR Shares reflect that such are $0.01 par value when, in fact, such are without par in accordance with an amendment to the Articles of Incorporation of Target filed in December, 1996; and (b) Target also has authorized shares consisting of 500 shares of no par value preferred stock, none of which shares of preferred stock are issued and outstanding.

         3. The undertaking of Target in Section 1.4.4 to indemnify Seller and its affiliates (a) shall be excluded from the indemnity of Parent set forth in Section 1.5; and (b) shall be deemed an independent undertaking of Target enforceable by Seller and its affiliates.

         4. All other provisions of the Comprehensive Agreement shall remain in full force and effect without modification.

         IN WITNESS WHEREOF, the parties have executed this Addendum in multiple counterparts as of the day and year first above written.

                                            MALCO THEATRES, INC.


                                            By:_____________________________
DONALD L. SHAMSIE                      Title:_______________________________

WWR ACQUISITION CORP.                  SIS CAPITAL CORP.


By:_____________________________       By:__________________________________
Title:__________________________       Title:_______________________________

By its signature below, WWR Technology, Inc. consents hereto and agrees to the indemnity and undertaking set forth in Section 1.4.4 as amended hereby.

WWR TECHNOLOGY, INC.


By:_____________________________
Title:__________________________

                                                        Exhibit 10.3 Page 7 of 8

Exhibit 10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres Relating to the sale of WWR Technology.


                                                        Exhibit 10.3 Page 8 of 8

              Consolidated Technology Group, Ltd. and Subsidiaries
                                  June 30, 1997
                 Exhibit 11.1 Calculation of Earnings per Share

                                                Three Months        Six Months
                                                   Ended              Ended
                                                June 30, 1997      June 30, 1997

         Net Loss:                             ($1,784,000)         ($4,091,000)
                                               ============         ============

         Loss per Share:

            Loss per share - Note 1               ($0.04)              ($0.09)
                                                  =======              =======

            Loss per Share - assuming full
             dilution -  Note 2                   ($0.04)              ($0.10)
                                                  =======              =======

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding, 45,376,336 for the three and six month periods ended June 30, 1997. No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods as quoted on the NASD.

(ii) Assumes that at the beginning of the indicated periods, the 22,869 remaining shares of preferred convertible shares were converted to 2,977,734 shares at the conversion rate of 130.2083 shares of common for each share of convertible preferred stock.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF
       1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT