Form 10-Q/A
period 1997-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1997-09-23
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

Purpose of Amendment:

During the six months ended June 30, 1997, the CEO and the Company entered into a restated employment agreement. The agreement was disclosed in the unaudited footnotes to the financial statements and was included as an exhibit to the filing. The disclosure of such agreement as originally filed and the exhibit itself, indicated that the term of the CEO's retirement compensation period was 20 months from date of retirement when in fact the term of retirement compensation is 10 years from the date of retirement. Such change is made in the footnote disclosure and such change is made in the exhibit. Although the restated employment was disclosed in the footnotes to the financial statements, it is further referenced in Part II, Item 5, Other Matters, in this amendment. Additionally, in Part II, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, it was disclosed that effective August 15, 1997 the Company has been delisted from trading on the NASDAQ because it failed to meet the minimum bid requirements of $1 and the minimum net tangible worth requirement of $1 million and it is further referenced in Part II, Item 5, Other Matters, in this amendment.

                       Consolidated Technology Group, Ltd.
                              10-Q Amendment No. 1
                                      Index

                                                                         Page
                                                                         ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996          3-4

Consolidated Statements of Operations - Three and Six Months Ended
 June 30, 1997 and 1996                                                     5

Consolidated Statement of Shareholders' Equity - Six Months Ended
 June 30, 1997                                                              6

Consolidated Statements of Cash Flows - Six Months Ended
 June 30, 1997 and 1996                                                    7-9

Notes to Consolidated Financial Statements                                10-21

Part II - Other Information:

Item 5. Other Matters                                                       22

Item 6. Exhibits and Reports on Form 8-K:                                   22

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                         June 30,           1996
                                                                                           1997           Restated
                                                                                        (Unaudited)   (footnote 6 & 7)
                                                                                        -----------   ----------------
Assets:
   Current assets:
     Cash and cash equivalents                                                           $  2,793,000     $  2,748,000
     Receivables, net of allowances                                                        20,451,000       20,698,000
     Inventories                                                                            2,648,000        2,752,000
     Loans receivable                                                                         112,000          269,000
     Prepaid expenses and other current assets                                                568,000          598,000
     Excess of accumulated costs over related billings                                        904,000          938,000
                                                                                              -------          -------
       Total current assets                                                                27,476,000       28,003,000
                                                                                           ----------       ----------

   Property, plant and equipment, net                                                      12,405,000       13,668,000
                                                                                           ----------       ----------

   Other assets:
     Net assets of discontinued segments                                                           --        1,529,000
     Capitalized software development costs                                                   666,000          251,000
     Goodwill, net                                                                         10,255,000       10,553,000
     Covenants not to compete, net                                                            275,000          886,000
     Customer lists, net                                                                   10,318,000       10,775,000
     Deferred offering costs                                                                  903,000          473,000
     Loans receivable, long-term                                                            1,485,000               --
     Receivables, related parties                                                           1,003,000        1,296,000
     Investments in common stock, long-term                                                   320,000          241,000
     Other assets                                                                           1,153,000        1,033,000
                                                                                            ---------        ---------
       Total Other Assets                                                                  26,378,000       27,037,000
                                                                                           ----------       ----------

                 Total Assets                                                             $66,259,000      $68,708,000
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

As of June 30, 1997 and December 31, 1996 the assets and liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                                                              December 31,
                                                                           June 30, 1997          1996
                                                                           -------------          ----
Cash                                                                                          $    48,000
Accounts receivable, net                                                                          100,000
Prepaid and other current assets                                                                   11,000
Property, plant and equipment                                                                     444,000
Deferred offering costs                                                                           115,000
Other assets                                                                                      350,000
                                                                                                  -------
    Total assets                                                                                1,068,000
                                                                                                ---------
Accounts payable and accrued expenses                                      $   1,224,000        1,007,000
Accrued payroll and related expenses                                             283,000          343,000
Accrued interest                                                                  20,000            1,000
Interim billings in excess of costs and estimated profits                         57,000               --
Notes payable, related parties                                                   279,000          295,000
Current portion of long-term debt                                                175,000          175,000
Current portion of capitalized lease obligations                                   8,000           43,000
Capitalized lease obligations                                                      4,000           68,000
                                                                                   -----           ------
    Total liabilities                                                          2,050,000        1,932,000
                                                                               ---------        ---------
        Net liabilities to be disposed of                                  $   2,050,000      $   864,000
                                                                               =========       ==========

Presented in the balance sheet as follows:
Net assets of discontinued segment                                                    --      $   842,000
Net current liabilities of discontinued segment                            $   2,046,000        1,706,000
Net long-term liabilities of discontinued segment                                  4,000               --
                                                                                   -----        ---------
Net liabilities to be disposed of                                          $   2,050,000      $   864,000
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

Cash                                                             $  1,020,000
Loans receivable                                                       49,000
Prepaid and other current assets                                       24,000
Receivables, long-term                                                441,000
Receivables, related parties                                           85,000
Other assets                                                          469,000
                                                                      -------
    Total assets                                                    2,088,000
                                                                    ---------
Accounts payable and accrued expenses                               1,202,000
Notes payable, related parties                                        690,000
Current portion of long-term debt                                     458,000
Convertible debentures                                                700,000
Current portion of capitalized lease obligations                       99,000
                                                                       ------
    Total liabilities                                               3,149,000
                                                                    ---------
        Net liabilities disposed of                              $  1,061,000
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

(8) - Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables. The Company's segments routinely assess the financial strength of its customer and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global Services, Inc., (TGS"), which operates in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 81% of the total

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

revenues of the segment for the six months ended June 30, 1997. These same clients account for approximately 80% of the outstanding accounts receivable of TGS. TGS's revenues for the six months ended June 30, 1997 amount to $38,890,000, or 62%, of the Company's consolidated revenues. TGS's outstanding accounts receivable amounts to $5,964,000, or 29%, of the Company's consolidated accounts receivable as of June 30, 1997. Netsmart Technologies, Inc., ("Netsmart"), which operates in the Medical Information Services segment, cumulatively, from 1995 through June 30, 1997 has derived approximately $2.5 million, or 13%, of its revenue from one contract and as of June 30, 1997 such contract is complete and no further revenue is anticipated from this contract. As of June 30, 1997, the receivable balance due from such contract represents 15% of Netsmart's outstanding receivables. Netsmart's outstanding receivables as of June 30, 1997 amounts to $2,432,000, or 12%, of the Company's consolidated accounts receivable as of June 30, 1997. Overall, between these two segments, six customers represent approximately 50% of the Company's consolidated revenue for the six months ended June 30, 1997 and approximately 25% of the Company's consolidated accounts receivable balance at June 30, 1997.

(9) - Employment Agreements

Chief Executive Officer

During the six months ended June 30, 1997, the Company entered into a restated employment agreement, (the "CEO's Agreement"), with the Company's chief executive officer, (the "CEO"), whereby the Board of Directors of the Company, (the "Board"), and the CEO agreed that the prior employment agreements, (original employment agreement dated January 1988, and certain restated employment agreements entered into in September 1993, October 1994 and January 1996 did not accurately and properly reflect the intent and prior understanding and agreement of the parties as to certain matters.

Term of CEO's Agreement:

The term of the CEO's Agreement commenced January 1988, the date of the original employment agreement, and expires on December 31, 2000. The CEO's Agreement is subject to termination prior to December 31, 2000 pursuant to certain termination provisions contained in the agreement.

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

CEO's Benefits:

The CEO is entitled to four weeks paid vacation and fifteen paid sick days during each year. The Company will pay for and maintain for the CEO disability insurance providing for payment to the CEO of a minimum of 60% of his salary. The Company is also required to pay and maintain for the CEO major medical, hospitalization, dental and vision insurance and life insurance having a face value of not less than $2,000,000, the proceeds of which shall be payable to such beneficiaries as may be designated by the CEO. The Company will maintain such disability, medical, dental, and vision insurance, at the Company's expense for a period of 10 years after the expiration or termination of the CEO's Agreement. The Company provides the CEO with a vehicle and reimburses the CEO for all costs incurred by the CEO in connection therewith.

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

CEO's Retirement:

In the event of the retirement of the CEO, the CEO or his beneficiary will continue to receive monthly retirement compensation equal to one-twelfth of the greater of, (A) the CEO's then annual salary; or (B) the average of the annual salary and bonus of the CEO for each of the five years preceding the year of retirement, for a period of 10 years from the date of retirement. Retirement shall be deemed to have occurred at the expiration of the CEO's Agreement, or any renewal of the CEO's Agreement, or at the mutual consent of the CEO and the Company.

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

CEO's Expense Reimbursement:

The Company is obligated to reimburse the CEO for all ordinary and necessary expenses incurred in the performance of his services. In the event that the Company moves its headquarters from the New York metropolitan area, and the CEO elects to move, the Company will pay the CEO's moving costs, or if the CEO elects not to move, the Company will provide the CEO with an office and a staff in the New York metropolitan area. In the event that the Company establishes multiple offices, the Company will pay the CEO a housing allowance of $3,500 per month for as long as more than one office is maintained.

Corporate Secretary

On August 14, 1997, the Company entered into an employment agreement, (the "Secretary's Agreement"), with the Company's Corporate Secretary. Such agreement includes the following terms:

Term of Secretary's Agreement:

The term of the Secretary's Agreement is from the date of commencement until December 31, 2002 and, at the option of the Secretary, may be extended for five more years. The Secretary's Agreement is subject to termination prior to December 31, 2002 pursuant to certain termination provisions contained within the agreement.

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

Secretary's Benefits:

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Secretary is entitled to three weeks paid vacation and fifteen paid sick days during each year. The Company will pay for and maintain for the Secretary disability insurance providing for payment to the Secretary of a minimum of 60% of her salary. The Company is required to pay and maintain for the Secretary major medical, hospitalization, dental and vision insurance and life insurance having a face value of not less than $400,000, the proceeds of which shall be payable to such beneficiaries as may be designated by the Secretary. The Company will maintain such disability, medical, dental, and vision insurance, at the Company's expense for a period of 10 years after the expiration or termination of the Secretary's Agreement.

Secretary's Severance:

In addition to any salary or bonus payable pursuant to the Secretary's Agreement, the Secretary is entitled to severance compensation under the following circumstances:

(i) - In the event of the death of the Secretary, the Company shall pay to the Secretary's beneficiary the face value of the life insurance policy to be maintained by the Company.

(ii) - In the event of the permanent disability of the Secretary, the Company shall pay to the Secretary, 60% of her then salary for 10 years. In the event of a temporary disability, (generally 6 months), the Company shall pay to the Secretary 100% of her salary and bonus for the period of the disability.

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

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Secretary's Retirement:

In the event of the retirement of the Secretary, the Secretary or her beneficiary will continue to receive monthly retirement compensation equal to one-twelfth of the greater of, (A) the Secretary's then annual salary; or (B) the average of the annual salary and bonus of the Secretary for each of the five years preceding the year of retirement, for a period of 10 years from the date of retirement. Retirement shall be deemed to have occurred at the expiration of the Secretary's Agreement, or any renewal of the Secretary's Agreement, or at the mutual consent of the Secretary and the Company.

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

Secretary's Profit Sharing Bonus:

In the event of the sale of any subsidiary or the business thereof or any business combination including any subsidiary or of any securities purchased or acquired by the Company or any subsidiary thereof as investment securities, the Secretary shall be entitled to a profit-sharing bonus equal to 1% of the gross profit, if any, received as a result of the sale or business combination.

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

PART II.  OTHER INFORMATION

Item 5. Other Matters

(a) Restated Employment Agreement with the CEO - During the six months ended June 30, 1997, the Company and the CEO entered into a restated employment asgreement. Reference is made herein to the footnotes to the financial statements and Exhibit 10.1.

(b) Corporate Secretary's Employment Agreement - On August 14, 1997, the Company entered into an employment agreement with the Company's Corporate Secretary. Reference is made herein to the footnotes to the financial statements and
Exhibit 10.2

(c) Delisting from the NASDAQ - Effective August 15, 1997, the Company was delisted from trading on the NASDAQ stock market for failure to meet a minimum bid requirement of $1 and failure to meet a minimum net tangible worth requirement of $1 million. Subsequent to the delisting from the NASDAQ stock market, the Company's stock is traded on the OTCB Electronic Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1  CEO's Employment Agreement.
10.2  Corporate Secretary's Employment Agreement.1
10.3  Comprehensive Agreement dated May 20, 1997 between WWR Acquisition,
      Corp., Don Shamsie and Malco Theatres relating to the sale of WWR Technology, Inc. 1
11.1  Calculation of earnings per share. 1
27    Financial Data Schedule (filed only in electronic format with the SEC) (1)

(1) Exhibit is incorporated herein by reference to June 30, 1997 10-Q filed on August 19, 1997

               . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                    President and Director               September   , 1997
Lewis S. Schiller      (Principal Executive Officer)

/S/                    Chief Financial Officer              September   , 1997
George W. Mahoney      (Principal Financial and
                       Accounting Officer)

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                                10Q Amendment #1
                                  June 30, 1997


1.      10.1    CEO's Employment Agreement.

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

                              W I T N E S S E T H:
                              - - - - - - - - - -

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

                                                     Exhibit 10.1 Page 1 of 21

Exhibit 10.1 CEO's Employment Agreement

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

         3.   Term; Severance.
              (a) The term of this Agreement (the "Term") commenced in January 1988 and shall expire on December 31, 2000, subject to earlier termination as provided in subparagraph 3(b) below. The Executive shall have the right, upon notice to the Company, not later than sixty (60) days prior to the expiration of the Term hereof, to extend the Term of this Agreement for up to an additional five (5) year period commencing on January 1, 2001 (and the "Term" shall include any such extended period):

              (b) This Agreement shall terminate prior to December 31, 2000, upon the occurrence of any of the following events:

                    (i)   The death of the Executive;

                                                     Exhibit 10.1 Page 2 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                     Exhibit 10.1 Page 3 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                     Exhibit 10.1 Page 4 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                     Exhibit 10.1 Page 5 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                     Exhibit 10.1 Page 6 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                    (iii) In the event of the termination of this Agreement pursuant to subparagraphs 3(b)(vi), (vii), (viii) or (ix) of this Agreement, the Executive, his legal representative or his beneficiary, as the case may be, will continue to receive

                                                     Exhibit 10.1 Page 7 of 21

Exhibit 10.1 CEO's Employment Agreement

the Executive's then Salary in equal monthly installments, in advance, for a period of one hundred twenty (120) months from the date of any such termination.

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

                                                     Exhibit 10.1 Page 8 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                     Exhibit 10.1 Page 9 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                    Exhibit 10.1 Page 10 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                    Exhibit 10.1 Page 11 of 21

Exhibit 10.1 CEO's Employment Agreement

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

              (d) Attached hereto as Schedule B is a schedule as of the date hereof setting forth the name, state of incorporation and date of formation of each Purchaser, the capitalization of each Purchaser as of its date of formation, the Founder's Securities of such Purchaser issued to the Executive, the cost basis of the Executive in connection with the formation of each such Purchaser, the Subsequently Issued Securities of each Purchaser, if any, the Subsequently Issued Securities of each Purchaser owned by Executive, and the date of ownership of same. Each time, subsequent to the date of this Agreement, that a new Purchaser is formed, the Executive shall prepare and deliver to the Company a supplement to or an updated Schedule B which shall set forth the date of such supplement or update and include the information specified in the preceding sentence with respect to the new Purchaser. Each such supplement or updated Schedule B shall be signed by the Executive when delivered to the Company and, upon receipt by the Company, will be countersigned and returned to the Executive by the Chief Financial Officer of the Company. Each time, subsequent to the date hereof, that Subsequently Issued Securities are approved for issuance by the Board of Directors of a Purchaser, the Company shall prepare and deliver to the Executive a supplement to or an updated Schedule B which shall include the information specified above with respect to the Subsequently Issued Securities. Each such supplement to or updated Schedule B shall be signed by the Chief Financial Officer of the Company when delivered to the Executive. If the Executive does not dispute any of the information set forth therein, he will countersign such supplement or updated Schedule B and return it to the Chief Financial Officer of the Company and the information set forth therein will be binding upon the parties hereto. If the Executive disputes any of the information in such supplement or updated Schedule B, he shall be required to

                                                    Exhibit 10.1 Page 12 of 21

Exhibit 10.1 CEO's Employment Agreement

give notice of such dispute to the Company within such thirty (30) day period (the "Dispute Notice"). The Dispute Notice shall set forth the specifics of the Executive's dispute if the Company and Executive shall not have resolved such dispute within thirty (30) days after the Company's receipt of the Dispute Notice, the matter shall be submitted to the Company's then independent auditors for a determination thereof and the decision of such auditors shall be final, binding and conclusive on the Company, the Parent and the Executive. The fees of said auditors shall be paid by the Company. The supplement or updated Schedule B to which the Dispute Notice relates will be promptly modified following the resolution of any such dispute to reflect such resolution. Notwithstanding any provision in this Agreement to the contrary, Schedule B attached hereto is binding and conclusive on the parties hereto with respect to the accuracy of the information set forth therein.

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

                                                    Exhibit 10.1 Page 13 of 21

Exhibit 10.1 CEO's Employment Agreement

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

              (b) In the event that the Company moves its corporate headquarters from the New York metropolitan area, the Company will, if the Executive elects to relocate, pay the Executive's reasonable moving expenses, including temporary living accommodations for up to six months; provided, that the Company may not require the Executive to relocate. In the event the Company so relocates its corporate headquarters and the Executive elects not to relocate, the Company will provide the Executive, at the Company's cost, with such offices and staff in a location in the New York metropolitan area as to which the Company and the Executive may agree.

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

                                                    Exhibit 10.1 Page 14 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                    Exhibit 10.1 Page 15 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                    Exhibit 10.1 Page 16 of 21

Exhibit 10.1 CEO's Employment Agreement

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

                                                    Exhibit 10.1 Page 17 of 21

Exhibit 10.1 CEO's Employment Agreement

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

               (b) Any notice, demand or other communication (collectively, the "Notices") required or permitted by or with respect to the provisions of this Agreement shall be given in writing and delivered by hand, overnight courier or messenger service, against a signed receipt or acknowledgment of receipt, or mailed by registered or certified mail, return receipt requested, or sent by telecopier or similar means of communication if receipt is acknowledged or if transmission is confirmed by mail as provided in this subparagraph 14(b), to the parties at their respective addresses set forth at the beginning of this Agreement or by telecopier to the Executive at (212) 675- 4720 or to the Company at (212) 233-5023, with notice to the Company being sent to the attention of the individual who executed this Agreement on behalf of the Company. Either party may, by notice given in accordance with the terms hereof, change the person, address or telecopier number to which Notice should be sent. All such Notices shall be deemed given when personally delivered or transmitted as aforesaid, or, if mailed as aforesaid, on the fifth (5th) business day after mailing or on

                                                    Exhibit 10.1 Page 18 of 21

Exhibit 10.1 CEO's Employment Agreement

the day actually received, if earlier, except for a notice of a change of person, address or telecopier number which shall be effective only upon receipt.

               (c) Except as specifically set forth in this subparagraph, neither party hereto may assign this Agreement or his or its rights, benefits or obligations hereunder without the written consent of the other party; except that the rights of the Executive set forth in Paragraphs 4 and 6 hereof may be assigned to designated purchasers and shall inure to the benefit of the Executive's heirs, administrators, executives, personal representatives, successors and permitted assigns. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, administrators, executors, personal representatives, successors and permitted assigns. Nothing contained herein is intended to confer upon any person or entity, other than the parties hereto, and their respective heirs, administrators, executors, personal representatives, successors or permitted assigns or, in the case of the Executive, his designated purchasers under Paragraphs 4 and 6 hereof, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement.

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

                                                    Exhibit 10.1 Page 19 of 21

Exhibit 10.1 CEO's Employment Agreement

assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

               f) If any term or provision of this Agreement, or the application thereof to any person or circumstance, is finally determined by a court or arbitration tribunal to any extent to be illegal, invalid or unenforceable, the remainder of this Agreement, or the application of such term or provision to persons or circumstances other than those as to which it is held illegal, invalid or unenforceable, shall not be affected thereby and each term and provision of this Agreement shall be valid and shall be enforced to the fullest extent permitted hereunder and by law.

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


                               [SIGNATURES FOLLOW]


                                                    Exhibit 10.1 Page 20 of 21

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


                                 CONSOLIDATED TECHNOLOGY GROUP LTD.



                                 By:__________________________________
                                      George W. Mahoney
                                      Chief Financial Officer



                                 -------------------------------------
                                      Lewis S. Schiller


                                                    Exhibit 10.1 Page 21 of 21