Form 10-Q
period 1997-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1997-11-18
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      The Quarter Ended September 30, 1997
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

Yes  X    No
    ---
     Number of common shares outstanding as of November 14, 1997: 49,910,996
                                                                  ==========

                       Consolidated Technology Group, Ltd.
                                      Index

                                                                        Page
Part I: - Financial Information:                                        ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1997 and December
 31, 1996                                                               3-4

Consolidated Statements of Operations - Three and Nine Months
 Ended September 30, 1997 and 1996                                       5

Consolidated Statement of Shareholders' Equity - Nine Months
 Ended September 30, 1997                                                6

Consolidated Statements of Cash Flows - Nine Months Ended
 September 30, 1997 and 1996                                            7-9

Notes to Consolidated Financial Statements                             10-23

Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations                           24-36

Part II - Other Information

Item 1. Legal Matters                                                    37

Item 5. Other Matters                                                    37

Item 6. Exhibits and Reports on Form 8-K                               37-38

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                 September 30,           1996
                                                                     1997              Restated
                                                                  (Unaudited)     (footnote 11 & 12)
                                                                  -----------     ------------------
Assets:
 Current assets:
  Cash and cash equivalents                                       $   706,000        $ 1,209,000
  Receivables, net of allowances                                   11,358,000          8,876,000
  Inventories                                                       2,753,000          2,752,000
  Loans receivable                                                     95,000            269,000
  Excess of accumulated costs over related billings                   960,000            938,000
  Prepaid expenses and other current assets                           438,000            344,000
  Net current assets of discontinued segments                       3,640,000          4,281,000
                                                                   ----------         ----------
   Total current assets                                            19,950,000         18,669,000
                                                                   ----------         ----------

 Property, plant and equipment, net                                 1,245,000          1,107,000
                                                                    ---------          ---------

 Other assets:
  Capitalized software development costs                              627,000            251,000
  Goodwill, net                                                       788,000            824,000
  Covenants not to compete, net                                            --             60,000
  Customer lists, net                                               5,564,000          5,967,000
  Deferred offering costs                                             318,000            151,000
  Receivables, related parties                                      1,063,000          1,296,000
  Marketable securities                                               446,000            241,000
  Other assets                                                        227,000            152,000
  Net assets of discontinued segments                               8,889,000         10,672,000
                                                                   ----------         ----------
   Total Other Assets                                              17,922,000         19,614,000
                                                                   ----------         ----------

                                                                  -----------        -----------
    Total Assets                                                  $39,117,000        $39,390,000
                                                                  ===========        ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                 September 30,           1996
                                                                     1997              Restated
                                                                  (Unaudited)     (footnote 11 & 12)
                                                                  -----------     ------------------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses                           $ 7,709,000        $ 5,034,000
  Accrued payroll and related expenses                              2,798,000          2,241,000
  Accrued interest                                                    695,000            104,000
  Income taxes payable                                                356,000            738,000
  Interim billings in excess of costs and estimated profits         1,773,000          1,444,000
  Subordinated debt, related parties                                  924,000            924,000
  Current portion of long-term debt                                 6,816,000          4,780,000
  Current portion of subordinated debt                              5,371,000          6,089,000
  Current portion of capitalized lease obligations                     46,000             59,000
  Notes payable, related parties                                       14,000                 --
  Net current liabilities of discontinued segments                  2,572,000          2,628,000
                                                                   ----------         ----------
   Total current liabilities                                       29,074,000         24,041,000
                                                                   ----------         ----------

 Long-term liabilities:
  Long-term debt                                                      150,000            227,000
  Capitalized lease obligations                                        57,000             40,000
  Subordinated debt                                                   139,000                 --
                                                                      -------                 --
   Total long-term liabilities                                        346,000            267,000
                                                                      -------            -------

Minority interest                                                  14,312,000         12,617,000
                                                                   ----------         ----------

Shareholders' equity:
 Preferred stock                                                        3,000             26,000
 Additional paid-in-capital, preferred stock                               --             92,000
 Common stock (50,000,000 shares authorized, 45,798,692
  shares issued and outstanding as of September 30, 1997
  and December 31, 1996)                                              499,000            458,000
 Additional paid-in-capital, common stock                          52,152,000         52,005,000
 Unrealized gain on exchange translation                                   --             86,000
 Unrealized gain on marketable securities                             181,000             16,000
 Accumulated deficit                                              (57,450,000)       (50,218,000)
                                                                  ------------       -----------
  Total shareholders' equity                                       (4,615,000)         2,465,000
                                                                   -----------         ---------

   Total Liabilities and Shareholders' Equity                      $39,117,000       $39,390,000
                                                                   ===========       ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited

                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                           --------------------------------        -------------------------------
                                                                                   1996                                 1996
                                                                                 Restated                             Restated
                                                                 1997         (footnote 11)            1997         (footnote 11)
                                                                 ----         -------------            ----         -------------
Revenues                                                     $24,518,000       $21,808,000         $72,521,000       $58,364,000

Direct Costs                                                  22,237,000        20,030,000          66,402,000        52,484,000
                                                              ----------        ----------          ----------        ----------

Gross Profit                                                   2,281,000         1,778,000           6,119,000         5,880,000

Selling, General and Administrative                            4,093,000         5,258,000          10,558,000        13,197,000
                                                               ---------         ---------          ----------        ----------

Loss from Operations                                          (1,812,000)       (3,480,000)         (4,439,000)       (7,317,000)
                                                              -----------       -----------         -----------       -----------

Other Income (Expense):
   Interest expense                                             (375,000)         (275,000)           (944,000)         (837,000)
   Other income (expense), net                                   156,000            13,000            (600,000)           10,000
   Realized gain (loss) on marketable securities                (191,000)          392,000            (191,000)          645,000
                                                                ---------          -------            ---------          -------
     Total other expense, net                                   (410,000)          130,000          (1,735,000)         (182,000)
                                                                ---------          -------          -----------         ---------

Loss from Continuing Operations Before
   Income Taxes and Minority Interest                         (2,222,000)       (3,350,000)         (6,174,000)       (7,499,000)

Income Tax Provision                                              (5,000)               --              (7,000)               --

Minority Interest in Loss of Subsidiaries                        122,000         1,401,000             749,000         2,134,000
                                                                 -------         ---------             -------         ---------

Loss from continuing operations                               (2,105,000)       (1,949,000)         (5,432,000)       (5,365,000)

Discontinued Operations (footnote 10):
   Income (Loss) from operations of discontinued segment         329,000           198,000          (1,404,000)        1,209,000
   Loss on disposal of segments                                       --                --            (396,000)               --
                                                             ------------      ------------           ---------        ---------

Net Loss                                                     ($1,776,000)      ($1,751,000)        ($7,232,000)      ($4,156,000)
                                                             ============      ============        ============      ============

Loss per common share:
   Loss from continuing operations                                ($0.05)           ($0.05)             ($0.12)           ($0.13)
   Loss from operations of discontinued segments                   $0.01             $0.01              ($0.03)            $0.03
   Loss on disposal of segments                                       --                --              ($0.01)               --
Net loss per common share                                         ($0.04)           ($0.04)             ($0.16)           ($0.10)
                                                                  =======           =======             =======           =======

Weighted average number of common shares                      47,053,320        45,454,442          46,220,542        40,258,838
                                                              ==========        ==========          ==========        ==========

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
              Consolidated Statement of Shareholders Equity for the
                      Nine Months Ended September 30, 1997
                                    Unaudited

                                    Balance at                                                                 Net
                                   December 31,                      Stock                   Unrealized    Unrealized    Balance
                                       1996        Conversion     Issued in                    Gain on     Investment       at
                                     Restated     of Series A     Lieu of          Net        Exchange      Security   September 30,
                                   (footnote 12)   Preferred     Cash Payment     Loss       Translation      Loss         1997
                                   -------------   ----------    ------------     ----       -----------      ----         ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                22,891        (22,891)          --            --          --             --             --
   Amounts                          $    23,000    ($   23,000)          --            --          --             --             --

Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                   262           --             --            --          --             --            262
   Amounts                          $     1,000           --             --            --          --             --    $     1,000

Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                 2,700           --             --            --           --            --          2,700
   Amounts                          $     2,000           --             --            --           --            --    $     2,000
                                    -----------  -----------     ----------   -----------     --------     ---------    -----------
Total Preferred stock, par          $    26,000  ($   23,000)            --            --           --            --    $     3,000

Additional paid-in capital
 preferred stock                    $    92,000  ($   92,000)            --            --           --            --             --

Common stock, $0.01 par value,
 50,000,000 shares authorized:
   Shares                            45,795,828    2,891,943      1,223,225            --           --            --     49,910,996
   Amounts                          $   458,000   $   29,000    $    12,000            --           --            --    $   499,000

Additional paid-in capital,
 common stock                       $52,005,000   $   86,000    $   61,000             --           --            --    $52,152,000

Unrealized gain on exchange
 translation                        $    86,000           --            --             --    ($ 86,000)           --             --

Unrealized gain on marketable
 securities                         $    16,000           --            --             --           --     $ 165,000    $   181,000

Accumulated deficit                ($50,218,000)          --            --   ( $7,232,000)          --            --   ($57,450,000)
                                   -------------  ----------    ----------   -------------   ---------     ---------   -------------

     Total shareholders' equity    $ 2,465,000            --    $   73,000   ( $7,232,000)   ($ 86,000)    $ 165,000   ($ 4,615,000)
                                   ===========    ==========    ==========   =============   ==========    =========   =============

                See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                                         1996
                                                                                                       Restated
                                                                                    1997             (footnote 11)
                                                                                    ----             -------------
Cash Flows from Operating Activities:
   Loss from continuing operations                                              ($ 5,432,000)        ($ 5,365,000)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                 864,000            1,026,000
       Minority interest in net loss of consolidated subsidiaries                   (749,000)          (2,134,000)
       Bad debt expense                                                              462,000              116,000
       Loss from equity method investments                                           140,000              109,000
       Noncash expense from subsidiaries issuance of options and warrants            106,000            2,229,000
       Value of stock issued in lieu of cash payments for services rendered           73,000            1,759,000
       Consulting charges on option exercise                                              --               45,000
       Realized (gain) loss on marketable securities                                 191,000             (645,000)
       (Gain) loss on disposal of fixed assets                                            --               (2,000)
       Write-off deferred offering costs                                             162,000                   --
     Change in assets and liabilities:
       (Increase) decrease in assets:
                  Receivables                                                     (2,565,000)          (3,350,000)
                  Inventories                                                         (1,000)            (470,000)
         Excess of accumulated costs over related billings                           (94,000)             203,000
         Prepaid expenses and other current assets                                   (22,000)            (245,000)
       Increase (decrease) in liabilities:
         Accounts payable and accrued  expenses                                    2,676,000              117,000
         Accrued payroll taxes and related expenses                                  557,000            1,791,000
             Accrued interest                                                        591,000               15,000
         Income taxes payable                                                       (382,000)             146,000
         Interim billings in excess of costs and estimated profits                   329,000             (205,000)
                                                                                     -------             ---------
         Net cash used in continuing operations                                   (3,094,000)          (4,860,000)
                                                                                  -----------          -----------

   Income (loss) from discontinued operations                                     (1,800,000)           1,209,000
   Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
       Depreciation and amortization                                               4,643,000            1,688,000
       Bad debt expense                                                            1,864,000            1,142,000
       (Gain) loss on disposal of fixed assets                                       (31,000)             119,000
       Loss on disposal of segments                                                  396,000                   --
       Net change in assets and liabilities                                       (4,720,000)          (4,254,000)
                                                                                  -----------          -----------
         Net cash provided by (used in) discontinued operations                      352,000              (96,000)
                                                                                     -------              --------

         Net cash used in operating activities                                    (2,742,000)          (4,956,000)
                                                                                  -----------          -----------

                                                                                                       (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                                         1996
                                                                                                       Restated
                                                                                    1997             (footnote 11)
                                                                                    ----             -------------
Cash Flows from Investing Activities:
   (Increase) decrease in other assets                                               (10,000)             (99,000)
   Capital expenditures                                                             (361,000)            (117,000)
   Capitalized software development costs                                           (462,000)            (278,000)
   Investments in marketable securities                                             (149,000)            (345,000)
   Proceeds from sale of marketable securities                                        62,000              944,000
   Payments for loans made                                                          (252,000)          (5,306,000)
   Collections for repayment of loans made                                           348,000            2,009,000
                                                                                     -------            ---------
         Net cash used in investing activities                                      (824,000)          (3,192,000)
                                                                                    ---------          -----------

Cash Flows from Financing Activities:
   Deferred offering costs                                                          (329,000)            (187,000)
   Net advances from (payments to) asset based lender                              1,182,000             (587,000)
   Proceeds from issuance of debt                                                    814,000            3,000,000
   Repayment of debt                                                                 (23,000)            (519,000)
   Proceeds from issuance of subordinated debt                                       139,000                   --
   Repayment of subordinated debt                                                   (718,000)            (700,000)
   Payments on capital lease obligations                                             (52,000)             (34,000)
   Issuance of common stock                                                               --              913,000
   Subsidiaries issuance of common stock                                           2,000,000            6,202,000
   Subsidiaries issuance and exercise of stock options                                50,000            1,600,000
                                                                                      ------            ---------
         Net cash provided by financing activities                                 3,063,000            9,688,000
                                                                                   ---------            ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                (503,000)           1,540,000

Cash and Cash Equivalents at Beginning of Period                                   1,209,000            2,990,000
                                                                                   ---------            ---------

Cash and Cash Equivalents at End of Period                                       $   706,000           $4,530,000
                                                                                 ===========           ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest                                                                    $   353,000           $2,800,000
                                                                                 ===========           ==========
     Income taxes                                                                $   389,000           $  301,000
                                                                                 ===========           ==========

                                                                                                       (concluded)

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                    Unaudited

Supplemental Disclosures of Non Cash Investing and Financing Activities:


During the Nine Month Period Ended September 30, 1997:

  (1) - Acquired equipment under capital lease obligations with a net present value of $56,000.

  (2) - Issued common stock with a value of $73,000 in lieu of cash payments for services performed.

  (3) - A subsidiary of the Company, operating in the Contract Engineering Services segment, incurred noncash compensation expense from the issuance of stock options with a value of $106,000


During the Nine Month Period Ended September 30, 1996:

  (1) - A subsidiary of the Company, operating in the Medical Information Services segment, incurred noncash compensation expense from the issuance of stock options and warrants to purchase stock with a value of $2,229,000.

  (2) - Acquired equipment under capital lease obligations with a net present value of $175,000.

  (3) - Issued stock options and incurred noncash consulting fees of $45,000.

  (4) - A subsidiary of the Company issued common stock with a value of $1,759,000 in lieu of cash payments for services performed.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group, Ltd. and Subsidiaries, (the "Company"), as of September 30, 1997 and December 31, 1996, the statement of changes in shareholders' equity for the nine months ended September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and the changes in cash flows for the nine months ended September 30, 1997 and 1996.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1996 Form 10-K.

(3) Interim Results - The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

(5) Industry Segments - During the nine months ended September 30, 1997, the Company discontinued three of its operating subsidiaries, Three Dimensional Products and Services, Audio Products Manufacturing and Medical Diagnostics (see footnote 11), and as a result, currently classifies its continuing operations into five business segments: (i) Contract Engineering Services consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Electro-Mechanical and Electro- Optical Products Manufacturing consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products; (iii) Medical Information Services consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program;
(iv) Telecommunications consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local and long-distance telephone service and (v) Business Consulting Services consists of subsidiaries that provide a variety of financial and business related services. Corporate and Other consists of the operating activities of the holding company entities. Intercompany transactions represent the consulting fees that the Business Consulting Services segment charges to the other segments. Intercompany balances represents amounts that are due the Company and the Business Consulting Services segment from the business segments for advances that have been made to the segments and for unpaid consulting fees. Certain reclassifications have been made from the prior year presentation whereby the holding company of Trans Global Services, Inc. is presented as a part of the Contract Engineering Services segment and in the prior year it was included with corporate and other. Additionally, the prior period segment information has been restated to reflect the discontinuation of the Three Dimensional Products and Services, Audio Products Manufacturing and Medical Diagnostics segments. Inter segment sales (other than those with the Business Consulting services segment) and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   (5) Industry Segments:

                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                           --------------------------------        -------------------------------
                                                                                   1996                                 1996
                                                                                 Restated                             Restated
                                                                 1997         (footnote 11)            1997         (footnote 11)
                                                                 ----         -------------            ----         -------------
   Revenues:
     Contract Engineering Services                           $18,799,000       $16,912,000         $57,689,000       $45,380,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                    1,101,000         1,005,000           2,623,000         2,386,000
     Medical Information Services                              1,831,000         1,563,000           5,144,000         6,499,000
     Telecommunications                                        2,780,000         2,322,000           7,046,000         4,080,000
     Business Consulting Services                                127,000            97,000             381,000           261,000
     Intercompany Transactions                                  (120,000)          (91,000)           (362,000)         (242,000)
                                                             -----------       -----------         -----------       -----------
       Total Revenues                                        $24,518,000       $21,808,000         $72,521,000       $58,364,000
                                                             ===========       ===========         ===========       ===========

   Gross Profit (Loss):
     Contract Engineering Services                           $ 1,761,000       $ 1,524,000         $ 4,782,000       $ 3,817,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                      219,000           124,000             162,000           345,000
     Medical Information Services                                (87,000)          (29,000)            335,000         1,283,000
     Telecommunications                                          366,000           137,000             774,000           369,000
     Business Consulting Services                                127,000            97,000             381,000           261,000
     Intercompany Transactions                                  (105,000)          (75,000)           (315,000)         (195,000)
                                                             -----------       -----------         -----------       -----------
       Total Gross Profits                                   $ 2,281,000       $ 1,778,000         $ 6,119,000       $ 5,880,000
                                                             ===========       ===========         ===========       ===========

   Income (Loss) from Operations:
     Contract Engineering Services                           $   689,000       $   261,000         $ 1,167,000      ($    19,000)
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                     (150,000)         (383,000)           (809,000)         (735,000)
     Medical Information Services                               (540,000)       (2,279,000)         (1,525,000)       (4,140,000)
     Telecommunications                                         (297,000)         (261,000)           (943,000)         (712,000)
     Business Consulting Services                               (152,000)          (76,000)             42,000            56,000
     Corporate and Other                                      (1,362,000)         (742,000)         (2,371,000)       (1,767,000)
                                                            -------------     -------------       -------------     -------------
       Total Loss from Operations                           ($ 1,812,000)     ($ 3,480,000)       ($ 4,439,000)     ($ 7,317,000)
                                                            =============     =============       =============     =============

   Net Income (Loss):
     Contract Engineering Services                           $   521,000      ($   201,000)        $   679,000      ($   695,000)
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                     (229,000)         (424,000)           (980,000)         (845,000)
     Medical Information Services                               (665,000)       (2,536,000)         (1,904,000)       (4,662,000)
     Telecommunications                                         (362,000)         (294,000)         (1,146,000)         (803,000)
     Business Consulting Services                               (223,000)           89,000             (30,000)          223,000
     Corporate and Other                                      (1,147,000)        1,417,000          (1,922,000)        1,417,000
     Discontinued Segments                                       329,000           198,000          (1,929,000)        1,209,000
                                                            -------------     -------------       -------------     -------------
       Total Net Loss                                       ($ 1,776,000)     ($ 1,751,000)       ($ 7,232,000)     ($ 4,156,000)
                                                            =============     =============       =============     =============

              Consolidated Technology Group, Ltd. and Subsidiaries Unaudited Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   (5) Industry Segments:

                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                           --------------------------------        -------------------------------
                                                                                   1996                                 1996
                                                                                 Restated                             Restated
                                                                 1997         (footnote 11)            1997         (footnote 11)
                                                                 ----         -------------            ----         -------------
   Depreciation and Amortization:
     Contract Engineering Services                           $   191,000       $   118,000         $   296,000       $   354,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                       19,000            17,000              55,000            49,000
     Medical Information Services                                161,000           316,000             440,000           537,000
     Telecommunications                                           22,000            71,000              59,000            72,000
     Business Consulting Services                                     --             1,000               1,000             2,000
     Corporate and Other                                           4,000             8,000              13,000            12,000
                                                             -----------       -----------         -----------       -----------
       Total Depreciation and Amortization                   $   397,000       $   531,000         $   864,000       $ 1,026,000
                                                             ===========       ===========         ===========       ===========

   Capital Expenditures:
     Contract Engineering Services                           $    55,000       $     5,000         $   159,000       $    46,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                           --             1,000               7,000             2,000
     Medical Information Services                                 53,000            27,000             137,000            62,000
     Telecommunications                                           51,000                --              52,000                --
     Business Consulting Services                                     --                --                  --                --
     Corporate and Other                                           1,000                --               6,000             7,000
                                                             -----------       -----------         -----------       -----------
       Total Capital Expenditures                            $   160,000       $    33,000         $   361,000       $   117,000
                                                             ===========       ===========         ===========       ===========


                                                                                                                     December 31,
                                                                                                                        1996
                                                                                                   September 30,      Restated
                                                                                                       1997       (footnote 11 & 12)
                                                                                                       ----          -----------
   Identifiable Assets:
     Contract Engineering Services                                                                 $14,655,000       $13,181,000
     Electro-Mechanical and Electro-Optical
     Products Manufacturing                                                                          3,689,000         3,388,000
     Medical Information Services                                                                    7,082,000         8,258,000
     Telecommunications                                                                              3,468,000         1,655,000
     Business Consulting Services                                                                    1,686,000         1,754,000
     Corporate and Other                                                                            44,050,000        49,437,000
     Discontinued Segments                                                                          14,641,000        18,837,000
     Intercompany Balances                                                                         (50,154,000)      (57,120,000)
                                                                                                   ------------      ------------
       Total Identifiable Assets:                                                                  $39,117,000       $39,390,000
                                                                                                   ===========       ===========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6) Matters Subject to Stockholder Approval - The following matters are being presented to the stockholders for their approval at the 1997 Annual Meeting of
Stockholders:

  (a) The election of four (4) directors to serve until the 1998 Annual Meeting of Shareholders and until their successors shall be elected and qualified;

  (b) The approval of a one-for-30 reverse split of the Company's common stock;

  (c) The approval of an amendment to the Company's certificate of incorporation to change the number of authorized shares of common stock to (i) 25,000,000 if the one-for-30 reverse spilt is approved by the shareholders or (ii) 150,000,000 if the one-for-30 reverse split is not approved by the shareholders;

  (d) The approval of the reincorporation of the Company into Delaware through the merger of the Company into its wholly-owned subsidiary, Consolidated Technology Group Ltd., a Delaware corporation;

  (e) The approval of the Company's 1997 Long-Term Incentive Plan;

  (f) The approval of Moore Stephens, P.C. as the Company's independent certified public accountants for the year ending December 31, 1997; and

  (g) The transaction of such other and further business as may properly come before the meeting.

All per share amounts reflected in the financial statements do not reflect the approval of the above pending reverse split of the Company's common stock.

(7)   Related Party Transactions

Common Stock Sold to CEO - In July 1997, the Company's Chief Executive Officer, ("CEO"), purchased 1,190,000 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of sale, which was $0.06 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to the CEO for past compensation. Contemporaneously, the CEO agreed to purchase an additional 5,000,000 shares of common stock at $0.03 per share. Such shares are to be issued and paid for at such time as the Company has a sufficient number of shares of common stock for issuance and if such shares do not become available by January 31, 1998, the CEO may cancel the subscription agreement. Payment of the purchase price of such shares are expected to be paid through a reduction of the Company's obligations to the CEO. As of September 30, 1997, the balance due the CEO was $642,000 of which $319,000 represented accrued salary, vacation and sick pay and $323,000 represents accrued commissions on sales of the Company's investment securities.

Sale of Subsidiary Stock to Subsidiary Employee - In July 1997, SIS Capital Corp., ("SISC"), a wholly owned subsidiary of the Company, sold 258,333 common shares of Trans Global Services, Inc., ("TGS"), a majority owned, publicly held subsidiary of the Company operating in the Contract Engineering Services segment, to the president of TGS at $1.67, the fair market value of the TGS common stock on the date of sale. The Company's book basis in such shares approximated $622,000 resulting in a loss on the sale of approximately $191,000. Payment by the president of TGS is to be evidenced by a prommissory note from the president of TGS.

(8) Subordinated Promissory Notes - During the nine months ended September 30, 1997, the Company received $139,000 from the issuance of subordinated notes. The subordinated notes accrue interest at 15% and principal and accrued interest are due on July 1, 1999. The subordinated note holders have the right to convert the notes to 4,644,000 shares of common stock at $0.03. As of September 30, 1997 the Company's Chief Financial Officer, ("the CFO"), and three key employees hold subordinated notes of $15,000 and $9,000, respectively, which bear the right to convert to 488,866 and 305,542 shares of common stock, respectively, at $0.03 per share.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9) 1997 Long-Term Incentive Plan - In July 1997, the Board of Directors adopted, subject to stockholder approval, the 1997 Long-Term Incentive Plan (the "Plan"), covering 2,490,000 shares of Common Stock. All officers and directors of the Company are eligible for options under the Plan. If shares subject to an option or other right under the Plan cease to be subject to such option or right, or if shares awarded under the Plan are forfeited, or otherwise terminate without a payment being made to the participant in the form of stock, such shares will again be available for future issuance under the Plan.

Awards under the Plan may be made to key employees, including officers, directors and consultants to the Company and its subsidiaries, except that options or rights cannot be granted to directors who are not otherwise employed or engaged as a consultant by the Company or its subsidiaries. The Plan imposes no limit on the number of officers and other key employees to whom awards may be made.

The Plan will be administered by a committee of at least two non-employee directors to be appointed by the board (the "Committee"). The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted, the terms and conditions of the award, including the type of award, the exercise price and term, the vesting provisions and the restrictions and forfeiture conditions. Members of the Committee are eligible for the grant of options and other rights under the Plan. If no committee is appointed, the functions of the committee shall be performed by the board of directors. The Committee will have the authority to grant the following types of awards under the Plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights.

In July 1997, the Committee granted options to purchase 460,000 shares of Common Stock to each of two board members, the CEO, CFO and Secretary and options to purchase an aggregate of 190,000 shares of Common Stock to three key employees. The options granted to the CEO, CFO, Secretary and three key employees are incentive stock options, and the options granted to the two board members are non-qualified stock options. The exercise price of the options is $.125 per share, which was the fair market value on the date of grant. The options have a term of seven years from the date of grant and are immediately exercisable, subject to stockholder approval of the Plan. These option grants are subject to stockholder approval of the Plan. In the event that stockholder approval of the Plan is not obtained, the options will terminate.

(10) Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payable. The Company's segments routinely assess the financial strength of its customer and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global Services, Inc., (TGS"), which operates in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 80% of the total revenues and accounts receivable of the segment TGS's revenues for the nine months ended September 30, 1997 amount to $57,390,000, or 80%, of the Company's consolidated revenues. TGS's outstanding accounts receivable amounts to $6,295,000, or 55%, of the Company's consolidated accounts receivable as of September 30, 1997.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(11) Discontinued Operations - During the nine months ended September 30, 1997, the Company discontinued the Three Dimensional Products and Services, Audio Products Manufacturing and Medical Diagnostics segments.

(a) Audio Products Manufacturing - On May 20, 1997, pursuant to a Comprehensive Agreement, (the "WWR Agreement") by and among Mr. Donald L. Shamsie and Malco Theatres, (the "Purchasers") and WWR Acquisition Corp., a majority owned holding company of the Company which owned all of the capital stock of WWR Technology, Inc., ("WWR"), (the "Seller"), the Company sold all of the issued and outstanding capital stock of WWR, the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, for $100,000. As a part of the WWR agreement, the Company was released as a guarantor on approximately $394,000 in debt obligations owed by WWR to two lenders. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal. The operations of WWR up to the date of the WWR Agreement are classified as loss from the operations of a discontinued segment.

As of December 31, 1996 the assets and liabilities of the Audio Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following:

Cash                                                         $    50,000
Accounts receivable, net                                         336,000
Inventories                                                      386,000
Prepaid and other current assets                                  10,000
Property, plant and equipment                                    309,000
Receivables, long-term                                             7,000
Trademark, net                                                   368,000
Other assets                                                      13,000
                                                               ---------
    Total assets                                               1,479,000
                                                               ---------
Accounts payable and accrued expenses                          1,010,000
Accrued payroll and related expenses                             146,000
Accrued interest                                                   4,000
Current portion of long-term debt                                541,000
Current portion of capitalized lease obligations                   4,000
Capitalized lease obligations                                     10,000
                                                               ---------
    Total liabilities                                          1,715,000
                                                               ---------
        Net liabilities disposed of                          $   236,000
                                                             ===========

Presented in the balance sheet as follows:
Net long-term assets of discontinued segment                 $   687,000
Net current liabilities of discontinued segment                  923,000
                                                             -----------
Net liabilities disposed of                                  $   236,000
                                                             ===========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(b) Three Dimensional Products and Services - Effective June 30, 1997, (the Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As of the measurement date, the Company accrued an estimate of $250,000 for anticipated losses from the measurement date until the date the disposal is completed, which is not expected to take longer than one year. The Company has written-off all assets of the Three Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment, and has recorded the remaining liabilities, including the estimated loss to be incurred until the plan is complete, as net liabilities of a discontinued segment. As a result of the plan, the Company has recorded a loss of approximately $525,000 on the planned disposal. The operations of the Three Dimensional Products and Services segment up to the Measurement Date, have been restated to present the operations of the Three Dimensional Products and Services segment as a discontinued segment.

As of September 30, 1997 and December 31, 1996 the assets and liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                September 30,     December 31,
                                                    1997              1996
                                                    ----              ----
Cash                                                               $    48,000
Accounts receivable, net                                               100,000
Prepaid and other current assets                                        11,000
Property, plant and equipment                                          444,000
Deferred offering costs                                                115,000
Other assets                                                           350,000
                                                                       -------
    Total assets                                                     1,068,000
                                                                     ---------
Accounts payable and accrued expenses             $ 1,814,000        1,007,000
Accrued payroll and related expenses                  282,000          343,000
Accrued interest                                       22,000            1,000
Notes payable, related parties                        279,000          295,000
Current portion of long-term debt                     175,000          175,000
Current portion of capitalized lease obligations                        43,000
Capitalized lease obligations                              --           68,000
                                                  -----------           ------
    Total liabilities                               2,572,000        1,932,000
                                                    ---------        ---------
        Net liabilities to be disposed of         $ 2,572,000      $   864,000
                                                  ===========      ===========


Presented in the balance sheet as follows:
Net long-term assets of discontinued segment              --      $   841,000
Net current liabilities of discontinued segment  $ 2,572,000        1,705,000
                                                 -----------        ---------
Net liabilities to be disposed of                $ 2,572,000      $   864,000
                                                 ===========      ===========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(c) Medical Diagnostics - Effective September 1, 1997, (the Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Medical Diagnostics segment. Such plan contemplates the sale of substantially all of the assets and certain liabilities of the Medical Diagnostics segment. As of the measurement date it is not anticipated that this segment will incur any material losses until the date the disposal is completed, which is not expected to take longer than one year. Furthermore it is not anticipated that the disposal of the assets will result in a loss on disposal. The Company has classified all assets and liabilities to be disposed of as net assets of a discontinued segment. The operations of the Medical Diagnostics segment up to the Measurement Date, have been restated to present the operations as a discontinued segment.

As of September 30, 1997 and December 31, 1996 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.

                                               September 30,     December 31,
                                                   1997              1996
                                                   ----              ----
Cash                                            $  1,803,000     $  1,539,000
Accounts receivable, net                           9,848,000       11,822,000
Prepaid and other current assets                     282,000          254,000
Property, plant and equipment                      9,971,000       12,561,000
Goodwill                                           9,317,000        9,729,000
Covenant not to compete                                   --          826,000
Customer lists, net                                4,525,000        4,807,000
Deferred offering costs                              257,000          322,000
Receivable, long-term                              1,543,000               --
Other assets                                         777,000          882,000
                                                  ----------       ----------
    Total assets                                  38,323,000       42,742,000
                                                  ----------       ----------
Accounts payable and accrued expenses              2,810,000        4,134,000
Accrued payroll and related expenses                 149,000               --
Accrued interest                                      71,000           61,000
Current portion of long-term debt                  3,758,000        3,686,000
Current portion of subordinated debt                 180,000          180,000
Current portion of capitalized lease obligations   1,325,000        1,273,000
Deferred interest                                    411,000          568,000
Long-term debt                                    14,968,000       16,240,000
Capitalized lease obligations                      1,941,000        2,864,000
Subordinated debt                                    181,000          312,000
                                                  ----------       ----------
    Total liabilities                             25,794,000       29,318,000
                                                  ----------       ----------
        Net assets to be disposed of             $12,529,000      $13,424,000
                                                 ===========      ===========


Presented in the balance sheet as follows:
Net current assets of discontinued segment       $ 3,640,000      $ 4,281,000
Net long-term assets of discontinued segment       8,889,000        9,143,000
                                                 -----------      -----------
Net assets to be disposed of                     $12,529,000      $13,424,000
                                                 ===========      ===========


(12) Lafayette Settlement Agreement - On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

underlying entities of SESH which was held by SISC. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

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

At the time of the reverse acquisition, Lafayette's prior operations were discontinued and the statement of operations for the year ended December 31, 1996 and the 1997 operations do not include any operating activity related to Lafayette. As of December 31, 1996, the assets and liabilities of Lafayette included in the Company's consolidated balance sheet consisted of the following

Cash                                                          $ 1,020,000
Loans receivable                                                   49,000
Prepaid and other current assets                                   24,000
Receivables, long-term                                            441,000
Receivables, related parties                                       85,000
Other assets                                                      469,000
                                                                ---------
    Total assets                                                2,088,000
                                                                ---------
Accounts payable and accrued expenses                           1,202,000
Notes payable, related parties                                    690,000
Current portion of long-term debt                                 458,000
Convertible debentures                                            700,000
Current portion of capitalized lease obligations                   99,000
                                                                ---------
    Total liabilities                                           3,149,000
                                                                ---------
        Net liabilities disposed of                           $ 1,061,000
                                                              ===========


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

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(13)    Contingencies

Involuntary Bankruptcy Petitions - On October 22, 1997, involuntary petitions, (the"Petitions"), were filed under chapter 7 of the U.S. Bankruptcy Code against certain subsidiaries of the Company operating in the Medical Diagnostics segment. Such subsidiaries have filed a motion to dismiss the petitions. Although counsel has advised the Company that such filings were improper as a matter of law, the outcome of the motion to dismiss the Petitions can not be predicted with certainty. Currently, the Company is unable to estimate the impact, if any, of such Petitions on the financial statements.

Consultants Claims - A claim has been made against the Company by two consultants claiming, among other things, an equity interest in one of the Company's subsidiaries operating in the Medical Diagnostics segment, shares of the Company's common stock and certain consulting fees of approximately $300,000 in addition to ongoing consulting fees allegedly due pursuant to certain agreements with the Company. The Company believes that it has valid defenses to the claims and that any liability to which the Company will be subject will not be material.

(14)    Employment Agreements

Chief Executive Officer

During 1997, the Company entered into a restated employment agreement, (the "CEO's Agreement"), with the Company's chief executive officer, (the "CEO"), whereby the Board of Directors of the Company, (the "Board"), and the CEO agreed that the prior employment agreements, (original employment agreement dated January 1988, and certain restated employment agreements entered into in September 1993, October 1994 and January 1996 did not accurately and properly reflect the intent and prior understanding and agreement of the parties as to certain matters.

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

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                        Liquidity and Capital Resources

Going Concern

For the three and nine months ended September 30, 1997, (the "1997 three and nine month periods"), the Company incurred net losses of $1.8 million and $7.2 million, respectively, has an accumulated deficit at September 30, 1997, ("September 1997"), of $57.5 million, and approximately $6.3 million of debt that is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, on August 15, 1997, the Company was delisted from Trading on the NASDAQ because it failed to meet the minimum bid requirements of $1 and the minimum net tangible worth requirement of $1 million. In order to address the minimum bid requirements, the Company's Board of Directors has approved a 1 for 30 reverse split which will be voted on at a stockholders meeting. In order to address the financial difficulties that the Company is experiencing, management has disposed of the unprofitable Audio Products Manufacturing segment, has developed a plan to discontinue the unprofitable operations of the Three Dimensional Products and Services segment and is attempting to sell the Medical Diagnostics segment in anticipation that such a sale would provide the Company with adequate income and working capital to rectify the NASDAQ net tangible worth deficiency as well as enable the Company to properly fund the remaining subsidiaries. Additionally, management plans to continue efforts to raise capital through initial and secondary public offerings of the remaining subsidiary's equity and to manage them to profitable levels once adequate funding is in place. There can be no assurances that management's plans to raise additional capital and to manage the subsidiaries to profitable levels will be successful. Additionally, no assurances can be given that the Company will be able to sell the Medical Diagnostics segment or that any potential sale would result in a significant gain. The failure of the Company to sell the Medical Diagnostics segment and the failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of additional unprofitable segments and could ultimately force the Company as a whole to cease operations.

Working Capital Condition

As of December 31, 1996, ("December 1996"), the Company had negative working capital of $5.4 million. As of September 1997, the Company has negative working capital of $9.1million representing an increase in negative working capital of $3.7 million. The Company's principal working capital consists of cash and cash equivalents which were $706,000 at September 1997 and $1.2 million at December 1996. Cash provided by discontinued operations amounted to $352,000 and net cash used in continuing operations was $3.1 million as follows:

                                                                Cash Provided
                                                                 By (Used In)
                                                                  Continuing
                                                                  Operations
                                                                  ----------
Contract Engineering Services                                     $  603,000
Electro-Mechanical and Electro- Optical Products
 Manufacturing                                                    (1,000,000)
Medical Information Services                                        (538,000)
Telecommunications                                                  (713,000)
Business Consulting Services                                         275,000
Corporate and Other                                               (1,446,000)
Intercompany Transactions                                           (275,000)
                                                                 ------------
          Cash Used in Continuing Operations                     ($3,094,000)
                                                                 ------------

It is imperative that the segments which use significant amounts of cash in operating activities obtain alternative sources of funding. (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as operating segments and no assurance can be given that these segments will be able to continue as operating entities.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Sources of Cash

During the 1997 nine month period, sources of cash, other than from operations, included proceeds from the issuance of long-term debt of $814,000 and subordinated debt of $139,000, net advances from asset based lenders of $1.2 million, $2 million from a subsidiaries private issuance of equity (see footnote 11 of the accompanying financial statements), collections on repayments of notes receivable of $348,000, proceeds from the disposal of a subsidiary of $62,000 and proceeds from the issuance of stock options of $50,000..

Uses of Cash

During the 1997 nine month period, uses of cash included the repayment of long-term debt of $23,000 and subordinated debt of $718,000, payments on capital leases of $52,000, expenditures for software development of $462,000, $329,000 for deferred offering costs, capital expenditures of $361,000, payments for loans made of $252,000, purchases of investments of $149,000 and an increase in other assets of $10,000.

Changes in Other Working Capital Assets and Liabilities

From December 1996 to June 1997, working capital assets other than cash increased $1.7 million due primarily to accounts receivable of the contract engineering services segment. During the same period, working capital liabilities increased $5 million due to the following factors; (1) corporate and other accrued expense increased approximately $423,000 due primarily to the accrual of amounts due to the CEO pursuant to his restated employment contract;
(2) increased accounts payable of $2.8 million from the inability of the Medical Information Services, Telecommunicaitons and Electro-Mechanical and Electro-Optical Products Manufacturing segments to make timely payments on trade payables; (3) increased accrued interest on subordinated notes of $591,000 and an increase in current debt obligations of $1,318,000 due primarily from advances from asset based lendors.

Effect of Loan Defaults

The Company is in technical default on loans approximating $6.3 million at September 1997 which relates to the Medical Diagnostics segment. On October 22, 1997, involuntary petitions, (the"Petitions"), were filed under chapter 7 of the U.S. Bankruptcy Code against certain subsidiaries of the Company operating in the Medical Diagnostics segment. Such subsidiaries have filed a motion to dismiss the petitions. Although counsel has advised the Company that such filings were improper as a matter of law, the outcome of the motion to dismiss the Petitions can not be predicted with certainty. Currently, the Company is unable to estimate the impact, if any, of such Petitions on the financial statements.

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

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

                              Results of Operations

Loss from Continuing Operations

The Company's loss from continuing operations increased $156,000 and $67,000, respectively, for the comparative three and nine month periods.

Comparing the 1997 three month period with the three months ended September 30, 1996, (the "1996 three month period"), aggregate increases in loss from continuing operations consisted of the following:

                                         1997 Three      1996 Three Month
Loss from Continuing Operations          Month Period          Period            Variance
-------------------------------          ------------          ------            --------
Contract Engineering Services            $  521,000          $ (201,000)       $  722,000
Electro-Mechanical and Electro-
 Optical Products Manufacturing            (229,000)           (424,000)          195,000
Medical Information Services               (665,000)         (2,536,000)        1,871,000
Telecommunications                         (362,000)           (295,000)          (67,000)
Business Consulting Services               (223,000)             89,000          (312,000)
Corporate and Other                      (1,147,000)          1,418,000        (2,565,000)
                                         -----------        ------------      ------------
  Loss from Continuing Operations       ($2,105,000)        ($1,949,000)      ($  156,000)
                                        ============        ============      ============

Comparing the 1997 nine month period with the nine months ended September 30, 1996, (the "1996 nine month period"), aggregate increases in loss from continuing operations consisted of the following:

                                          1997 Nine          1996 Nine
Loss from Continuing Operations          Month Period       Month Period         Variance
-------------------------------          ------------       ------------         --------
Contract Engineering Services            $  679,000         ($  695,000)       $1,374,000
Electro-Mechanical and Electro-
 Optical Products Manufacturing            (980,000)           (845,000)         (135,000)
Medical Information Systems              (1,905,000)         (4,662,000)        2,757,000
Telecommunications                       (1,146,000)           (803,000)         (343,000)
Business Consulting Services                (30,000)            223,000          (253,000)
Corporate and Other                      (2,050,000)          1,417,000        (3,467,000)
                                        ------------        ------------      ------------
  Loss from Continuing Operations       ($5,432,000)        ($5,365,000)      ($   67,000)
                                        ============        ============      ============

The 1996 nine month period loss from continuing operations includes $2.2 million of non cash expense from the exercise of below market warrants in the Medical Information Services segment.

Discontinued Operations

Income (loss) from operations of discontinued segments includes the operating activity of the Audio Products Manufacturing segment through the date of disposal on May 20, 1997 and the operating activity of the Three Dimensional Products and Services and Medical Diagnostics segments through September 30, 1997 and amounted to income of $329,000 and $198,000 for the 1997 and 1996 three month periods, respectively, and a loss of $1.4 million for the 1997 nine month period and income of $1.2 million for the 1996 nine month period.

The 1997 nine month period includes a gain on disposal of the Audio Products manufacturing segment of $129,000 and an estimated loss on the disposal of the Three Dimensional Products and Services segment of $525,000.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Consolidated Net Loss

The Company's net loss increased $25,000 and $3 million, respectively, for the comparative three and nine month periods as a result of the aforementioned increases in losses of both the continuing and discontinued operations.

                       Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves is discussed further within the respective industry segment discussions.

                                                           Percentage of Total
                                                           -------------------
                                                1997         1996        1997        1996
                                                Three        Three        Nine        Nine
                                                Month        Month       Month       Month
Revenues:                                       Period       Period      Period      Period
Contract Engineering Services                     76%          77%         79%         78%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                            5%           5%          4%          4%
Medical Information Services                       8%           7%          7%          7%
Telecommunications                                11%          11%         10%         11%
Business Consulting Services                       1%           1%          1%          1%
Intercompany Transactions                         (1)%         (1)%        (1)%        (1)%


                                                           Percentage of Total
                                                           -------------------
                                                1997         1996        1997        1996
                                                Three        Three        Nine        Nine
                                                Month        Month       Month       Month
Gross Profit:                                   Period       Period      Period      Period
Contract Engineering Services                     77%          86%         78%         65%
Electro-Mechanical and Electro-Optical
 Products Manufacturing                           10%           7%          3%          6%
Medical Information Services                      (4)%         (2)%         6%         22%
Telecommunications                                16%           8%         12%          6%
Business Consulting Services                       6%           6%          6%          4%
Intercompany Transactions                         (5)%         (5)%        (5)%        (3)%


                                                           Percentage of Total
                                                           -------------------
                                                1997         1996        1997        1996
                                                Three        Three        Nine        Nine
                                                Month        Month       Month       Month
Selling, General & Administrative Expense:      Period       Period      Period      Period
Contract Engineering Services                     26%          24%         34%         29%
Electro-Mechanical    and   Electro-Optical
 Products Manufacturing                            9%          10%          9%          8%
Medical Information Services                      11%          43%         17%         41%
Telecommunications                                16%           8%         16%          8%
Business Consulting Services                       7%           3%          3%          2%
Corporate and Other                               34%          13%         24%         14%
Intercompany Transactions                         (3)%         (1)%        (3)%        (2)%

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

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of TGS's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, TGS is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, TGS's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, TGS's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until TGS satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that TGS experiences turnover in employees, its gross margin will be adversely affected. For example, in 1997, Social Security taxes are payable on the first $65,000 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for TGS to pay Social Security tax for such employee. Since most of TGS's employees receive compensation in excess of that amount, TGS's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

1997 and 1996 Three Month Periods

TGS had revenues for the 1997 three month period of $18.8million reflecting an 11% increase in revenues over the $16.9 million during the 1996 three month period. This increase is a reflection of the success of TGS's continuing sales and placement efforts. The gross margin for the 1997 three month period was 9.4% compared to 9.0% for the 1996 three month period. This increase was a result of TGS having completed paying the FICA for a larger percentage of its workforce in the current period than it had in 1996.

Selling, general and administrative expenses, exclusive of related party expenses, were $975,000, or 5.2% of revenues, for the 1997 three month period and $1.1 million, or 6.6% of revenues, for the 1996 three month period. This decrease can be attributed to the continuing effort TGS is placing on controlling costs and the conclusion of payroll tax penalties which TGS has had to incur in previous periods. Amortization of intangibles decreased by approximately $42,000 for the 1997 three month period compared to the 1996 three month period, due to the completion of amortization of the covenant not to compete.

During the 1997 three month period interest expense was $201,000, a 10% increase from the $183,000 interest costs during the 1996 three month period. This was a result of increased borrowings due to greater revenues and slightly higher interest rates.

As a result of the foregoing, TGS earned $521,000 for the 1997 three month period, as compared to a net loss of $201,000 loss for the 1996 three month period. This increase can be attributed to a combination of the increase in sales and a stabilization of selling, general and administrative expenses.

1997 and 1996 Nine Month Periods

TGS had revenues of $57.7 million for the 1997 nine month period reflecting a 27% increase from the revenues of $45.4 million for the 1996 nine month period. This increase is attributable to TGS's increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 with one of TGS's larger clients. For the 1997 nine month period, TGS had a gross margin of 8.3% as compared to 8.4% for the 1996 nine month period.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

The slight decrease in margin reflects the additional payroll taxes incurred because of TGS's continued increase in staffing.

TGS's selling, general and administrative expenses decreased by $145,000 for the 1997 nine months period as compared to the 1996 nine month period. This decrease can be attributed to a reduction of $400,000 in payroll tax penalties in 1997 from 1996. Other selling, general and administrative expenses increased modestly despite a significant increase in revenue.

During the 1997 nine month period, interest expense was $584,000, a 14.7% increase from $509,000 in the 1996 nine month period as a result of increased borrowings and slightly higher interest rates.

TGS had net income of approximately $679,000 for the 1997 nine month period as compared to a net loss of $695,000 for the 1996 nine month period. TGS believes that with the continued increased revenues and stabilized selling, general and administrative costs it has improved its operations. TGS is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that TGS can or will operate profitably in the future.

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

1997 and 1996 Three Month Period

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing the 1997 three month period to the 1996 three month period, increased $242,000, or 40% from $841,000 to $599,000, due primarily to new contracts received during 1997. Cost of sales for the 1996 three month period includes $100,000 for the write-off of obsolete inventory. Excluding such write-offs, the gross profit percentages for the 1997 and 1996 three month periods decreased from 32% to 28%, respectively, due primarily to decreases in gross profit of the debit card vending machine line. Selling, general and administrative expenses increased $48,000, or 20% from $240,000 for the 1996 three month period to $288,000 for the 1997 three month period. Net losses decreased from $184,000 for the 1996 three month period to $120,000 for the 1997 three month period, due primarily to the decrease in write-off for obsolete inventory of $100,000 offset by increased administrative costs.

Prepaid telephone calling card revenues decreased from $333,000 for the 1996 three month period to $260,000 for the 1997 three month period on which substantially no gross profit was earned for either period. Selling, general and administrative expense decreased from $132,000 for the 1996 three month period to $51,000 for the 1997 three month period. The net loss decreased by $30,000 from $104,000 for the 1996 three month period to $74,000 for the 1997 three month period.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for the 1997 and 1996 three month periods approximated $35,000 and $136,000, respectively.

As a result of the foregoing, this segment as a whole sustained net losses of $229,000 and $424,000, respectively, for the 1997 and 1996 three month periods, reflecting a $100,000 decrease in inventory reserves and an additional decrease in administrative expenses.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

1997 and 1996 Nine Month Period

Optical-encoders, encoded motors and limit programmers, debit card vending machines and avionics instrumentation device revenues, when comparing the 1997 nine month period to the 1996 nine month period, increased $402,000, or 13% from $1.9 million to $2.3 million. Cost of sales for the 1997 and 1996 nine month periods include $300,000 and $175,000, respectively, for the write-off of obsolete inventory. Excluding such write-offs, the gross profit percentages for the 1997 and 1996 nine month periods decreased from 26% to 22%, respectively, due primarily to decreases in gross profit of the debit card vending machine line. Selling, general and administrative expenses decreased $37,000, or 2% from $760,000 for the 1996 nine month period to $723,000 for the 1997 nine month period due to planned cutbacks in expenses related to existing operations. Net losses increased from $561,000 for the 1996 nine month period to $708,000 for the 1997 nine month period, due primarily to the increase in write-off for obsolete inventory of $125,000. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased governmental military spending. During 1996, the segment participation in government awarded contracts was not significant, however, during 1997, this segment was awarded certain government contracts on which a current backlog of $620,000 exists as of September 30, 1997 and management believes that revenues from these contracts will enable this segment to significantly improve its profitability during the remainder of 1997. However, no assurance can be made that such backlog will result in net income or long-term profitability for this segment.

Prepaid telephone calling card revenues decreased from $457,000 for the 1996 nine month period to $363,000 for the 1997 nine month period on which substantially no gross profit was earned for either period. Selling, general and administrative expense decreased from $186,000 for the 1996 nine month period to $144,000 for the 1997 nine month period. The net loss increased by $20,000 from $148,000 for the 1996 nine month period to $169,000 for the 1996 nine month period. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels.

Finger print identification products activity to date have been the costs of developing its products. Such amounts for the 1997 and 1996 nine month periods approximated $104,000 and $136,000, respectively. Due to the nature of a development stage company, no assurances can be given that it will ever be able to develop a marketable product and achieve revenues that will allow it to operate profitably.

As a result of the foregoing, this segment as a whole sustained net losses of $980,000 and $845,000, respectively, for the 1997 and 1996 nine month periods, due primarily to increased inventory write-offs of $125,000.

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

1997 and 1996 Three Month Period

Netsmart's revenue for the 1997 three month period was $1.8 million, an increase of $267,000, or 17% from the revenue for the 1996 three month period which was $1.6 million.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in the 1997 three month period, accounting for $1.8 million or 99% of revenue. The largest component of revenue in the 1997 three month period was turnkey systems revenue which increased to $650,000 from $415,000 in the 1996 three month period, reflecting a 57% increase. This increase is substantially the result of growth in turnkey backlog and the ability of Netsmart to provide the staff necessary to generate the additional revenue. The data center (service bureau) revenue increased to $548,000 in the 1997 three month period from $506,000 in the 1996 three month period, reflecting an increase of 8%. Maintenance revenue decreased to $309,000 in the 1997 three month period from $317,000 in the 1996 three month period, reflecting a decrease of 3%. License revenue remained constant at $69,000 for both the 1997 and 1996 three month periods. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $235,000 in the 1997 three month period from $256,000 in the 1996 three month period, reflecting a decrease of 8%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 40% of revenue for the 1997 three month period. Netsmart believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $(87,000) in the 1997 three month period from $(29,000) in the 1996 three month period, a 200% increase. The negative gross profit was substantially due to costs incurred relating to the IBN contract.

Selling, general and administrative expenses were $540,000 in the 1997 three month period, a decrease of 80% from the $2.3 million in the 1996 three month period. During the 1996 three month period, Netsmart issued shares of Common Stock to certain lenders and as a result, incurred a financing cost of $1.7 million which was charged to operations. No such charges were incurred during the 1997 three month period. This decrease was partially offset by an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance. Netsmart did not incur any research and development costs in the 1997 and 1996 three month periods.

Interest expense was $89,000 in the 1997 three month period, a decrease of $30,000, or 25% from the $119,000 in the 1996 three month period. This is a result of a decrease in the average borrowings during the 1997 quarter. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loan at a rate of prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

In the 1997 three month period, Netsmart's 50% share of the loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 increased from $9,000 in the 1996 three month period to $35,000 in the 1997 three month period.

As a result of the foregoing factors, Netsmart incurred a net loss of $665,000 in the 1997 three month period, as compared with a net loss of $2.5 million in the 1996 three month period.

1997 and 1996 Nine Month Period

Netsmart's revenue for the 1997 nine month period was $5.1 million, a decrease of $1.4 million, or 21% from the revenue for the 1996 nine month period which was $6.5 million. This decrease results from a decrease in revenue from $1.6 million in the 1996 nine month period to $95,000 in the 1997 nine month period, from a contract with IBN Inc., ("IBN"). IBN represented Netsmart's largest customer in the 1996 nine month period, accounting for approximately 24.5% of revenue. As of September 30, 1997 the contract is substantially complete. Netsmart is no longer providing professional services to IBN. Netsmart intends to expand its marketing effort for its CarteSmart System; however, at September 30, 1997, Netsmart did not have any significant contracts for the CarteSmart system.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in the 1997 nine month period, accounting for $4.9 million, or 96% of revenue. The largest component of revenue in the 1997 nine month period was data center (service bureau) revenue which increased to $1.6 million from $1.5 million in the 1996 nine month period, reflecting a 2% increase. The turnkey systems revenue increased to $1.4 million in the 1997 nine month period from $1.2 million in the 1996 nine month period, reflecting an increase of 18%. Maintenance revenue increased to $975,000 in the 1997 nine month period from $890,000 in the 1996 nine month period, reflecting an increase of 10%. License revenue decreased to $214,000 in the 1997 nine month period from $309,000 in the 1996 nine month period, a decrease of 31%. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Third party hardware and software revenue decreased to $724,000 in the 1997 nine month period from $919,000 in the 1996 nine month period, reflecting a decrease of 21%. Sales of third party hardware and software are made in connection with the sales of turnkey systems.

Revenue from contracts from government agencies represented 35% of revenue for September 1997 period . Netsmart believes that such contracts will continue to represent an important part of its business.

Gross profit decreased to $335,000 in the 1997 nine month period from $1.3 million in the 1996 nine month period, a 51% decrease. The decrease in the gross profit was substantially the result of the reduction in revenue from the IBN contract, on which there was a negative gross profit as well as a decrease in the health information systems license revenue.

Selling, general and administrative expenses were $1.9 million in the 1997 nine month period, a decrease of 66% from the $5.4 million in the 1996 nine month period. During the 1996 nine month period, Netsmart incurred non cash compensation charges of $2.2 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. No such charges were incurred during the 1997 nine month period. Additionally, during the 1996 nine month period, Netsmart issued shares of Common Stock to certain lenders and as a result, incurred a financing cost of $1.7 million which was charged to operations. No such charges were incurred during the 1997 nine month period. These decreases were partially offset by an increase in personnel and salaries in the sales and marketing and administrative areas as well as an increase in other direct sales expenses and insurance. Netsmart did not incur any research and development costs in the 1997 and 1996 nine month periods.

In the 1997 nine month period, Netsmart's 50% share of the loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 increased from $109,000 in the 1996 nine month period to $140,000 in the 1997 nine month period.

Interest expense was $239,000 in the 1997 nine month period, a decrease of $155,000, or 39% from the $394,000 in the 1996 nine month period . This is a result of a decrease in the average borrowings during the 1997 nine month period. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loan at a rate equal to the greater of 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice. Effective August 1, 1997, Netsmart renegotiated its agreement with its asset - based lender whereby the interest rate was reduced to a basic interest rate of prime plus 8.5% plus a fee of 5/8% of the face amount of the invoice.

As a result of the foregoing factors, Netsmart incurred a net loss of $1.9 million in the 1997 nine month period, as compared with a net loss of $4.7 million in the 1996 nine month period.

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

1997 and 1996 Three and Nine Month Periods

Revenues for the 1997 three and nine month periods were $2.8 million and $7 million, reflecting increases of 20% and 73%, or $458,000 and $3 million from the 1996 three and nine month periods. The following table sets forth the revenues and percentage of revenues during 1997 and 1996 from each business line).

                                                        Three Months Ended                 Three Months Ended
                                                        September 30, 1997                 September 30, 1996
                                                        ------------------                 ------------------
                                                     Revenue          Percent           Revenue          Percent
                                                     -------          -------           -------          -------
     Telephone Services                               $2,000,000        72%              $1,809,000        78%
     Data Cabling Installation Services               $  780,000        28%              $  513,000        22%


                                                         Nine Months Ended                  Nine Months Ended
                                                        September 30, 1997                 September 30, 1996
                                                        ------------------                 ------------------
                                                     Revenue          Percent           Revenue          Percent
                                                     -------          -------           -------          -------

     Telephone Services                               $5,013,000        71%              $3,008,000        74%
     Data Cabling Installation Services               $2,033,000        29%              $1,072,000        26%


The increase in revenue in the 1997 three and nine month periods compared to the 1996 three and nine month periods is a result of greater market penetration into the local telephone market, principally NYC, the sale of debit calling cards initiated in the latter part of 1996 and, as more fully discussed below, a 52% and 90% increase in ARC Network's data cabling installation business for the 1997 three and nine month periods, respectively. The sales increase for the local telephone market was principally due to the addition of one customer in June 1996 which increased sales in the 1997 three and nine month periods by $437,000 and $1.5 million, respectively. In May 1997, ARC Networks also began offering long distance phone service. Revenue attributed to the sale of debit calling cards in the 1997 three and nine month periods amounted to $483,000 and $971,000, respectively, and is expected to become a major contributor to future sales growth.

Cost of revenue for the 1997 three and nine month periods was $2.4 million and $6.2 million, respectively, reflecting an increase of $229,000 and $2.6 million, or 11% and 69%, respectively, from the cost of revenue of $2.2 million and $3.7 million for the 1996 three and nine month periods in 1996. Total gross margins for the 1997 three and nine month periods were 13% and 11%, respectively compared to 6% and 9% for the 1996 three and nine month periods.

Gross margins in ARC Network's Telephone services segment were 2% and 3%, respectively, for the 1997 three and nine month periods compared to 17% and 15%, respectively, in the 1996 nine and three month periods. In the fourth quarter of 1996, ARC Networks purchased certain hardware and software for approximately $416,000 in order to install a platform in New York City to improve the reliability of its phone services and obtain certain cost benefits which were not possible without the improvements. The software will provide ARC Networks with the ability to manage the traffic over its phone lines more effectively and, with the addition of certain other hardware which ARC Networks anticipates purchasing later in 1997, will be able to provide least cost routing to its customers. In the first quarter of 1997, ARC Networks discovered an error in its rate tables for its outgoing calls related to debit calling cards resulting in a loss of $40,000. ARC Networks has taken corrective action to ensure this problem does not recur. ARC Networks incurred approximately $57,000 and $157,000 of costs in the 1997 three and nine month

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

periods related to managing its debit card platform and $58,000 for the both the 1996 three and nine month periods. Although ARC Networks did not have sufficient call volume to produce positive cash flows in this line, it was required to staff the platform with a full time technician. ARC Networks estimates that it must generate between $300,000 and $400,000 in call volume per month in order for the platform to operate profitably. For the 1997 three and nine month periods, ARC Networks had sales of $483,000 and $971,000 for its debit card operations compared to $931,000 and $1 million for the 1996 three and nine month periods. For the 1997 three and nine month periods, ARC Networks incurred as gross loss from its debit card operations of $50,000 and $186,000, respectively, compared to a $130,000 gross loss for both the 1996 three and nine month periods.. ARC Networks recently signed a contract with SNET of Connecticut to provide debit card services and is currently in negotiations with two other potential customers to implement debit card programs. ARC Networks can not provide assurances that such negotiations will be successful or that if successful, will make the debit card platform profitable. The cost of managing the platform will be ongoing but will remain relatively fixed and will become a smaller percentage of cost of sales as ARC Network's revenue base in this line of business continues to grow.

ARC Network's initial focus in the telephone services segment has been to build its customer base and market share. In this regard, certain costs and charges relating to signing up new customers have been absorbed by ARC Networks such as waiving installation charges and acquiring certain equipment needed to make the connection to the customer. Such costs are being expensed immediately without a corresponding increase in revenue and would account for the lower margins in the initial phase of the service cycle. In addition, approximately $437,000 and $1.5 million of sales in the 1997 three and nine month periods were to one customer at a margin of 5% for service and 10% for recurring charges, such as line features. These sales at lower margins, although not customary, will become a smaller percentage of total sales as revenues continue to grow in this line.

Gross margins for ARC Network's data cabling and installation services were 41% and 30% for the 1997 three and nine month periods, respectively, compared to 19% and 18%, respectively, for the 1996 three and nine month periods. During the 1997 nine month period, ARC Networks managed 50 different jobs and continues to benefit from its contract with the State of New York to provide data and voice cabling for certain NYC schools.

Selling, general and administrative expenses for the 1997 three and nine month periods were $663,000 and $1.7 million or 24% of total sales compared to $366,000 and $1.1 million, or 17% and 26% of total sales, for the 1996 three and nine month period. In the second half of 1996, ARC Networks added four sales personnel to promote ARC Network's phone services, administrative personnel to manage its platform, an additional cable installer and in March 1997 hired a controller to manage its finances. ARC Networks also opened offices in Florida and Illinois to begin direct sales efforts in those regions. It is ARC Network's intention to build a nationwide network of commissioned sales agents, however, it must qualify to do business in all states in order to implement such a program and be able to fund such plans. As of September 30 1997, ARC Networks was qualified to sell phone service in 20 states. In this regard, ARC Networks has spent approximately $40,000 in legal fees which it is amortizing over one year. The principle components of selling, general and administrative expenses for the 1997 nine month period were: $1 million of personnel costs, sales commissions of $255,000, travel and trade show expenses of $122,000, office equipment and supplies of $95,000, depreciation and amortization of $96,000 and rent and utilities of $88,000. The principle components of Selling, general and administrative expenses for the 1996 nine month period were: personnel costs of $516,000, sales commissions of $118,000, travel and trade show expenses of $19,000, office equipment, supplies and other expenses of $335,000, rent and utilities, $20,000 and depreciation of $25,000.

In the third quarter and continuing into the fourth quarter of 1997, ARC Networks has had to add additional personnel in order to properly provide the required customer service associated with the local telephone market which it is penetrating. It is estimated that approximately 5 to 10 people in total will be required to satisfy this requirement which will cost approximately $150,000 to $250,000 annually. In addition, ARC Networks will be adding a director of sales to organize its sales and marketing efforts and its agent program at an estimated cost of $75,000 to $100,000 annually. Offsetting this requirement, in the fourth quarter of 1997, ARC Networks

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

restructured certain positions and eliminated four others which should produce savings of approximately $450,000 to $500,000 annually. It also has contracted with an advertising firm to provide it with sales and marketing support for its various product lines.

ARC Networks incurred interest expense of $11,000 and $27,000 for the 1997 three and nine month periods on an 8% $550,000 loan it obtained in February 1997. In the fourth quarter of 1996, ARC Networks obtained a $350,000 equipment loan on which it incurred interest of $14,000 and $52,000 for the 1997 three and nine month periods. Interest expense of $9,000 and $19,000 was also incurred for the 1997 three and nine month periods on a loan from ARC Network's asset based lender. Interest expense of $21,000 and $93,000 was incurred on loans from related parties for the 1997 three and nine month periods and $27,000 and $77,000 for the 1996 three and nine month periods , respectively.

As a result of the above, ARC Networks reported a loss of $362,000 and $1.1 million for the 1997 three and nine month periods compared to a loss of $294,000 and $803,000, for the 1996 three and nine month periods.

Business Consulting Services operations are primarily intercompany fees charged to the subsidiaries of the Company. Consulting fees amounted to $127,000 and $97,000, respectively, for the 1997 and 1996 three month periods of which $120,000 and $91,000, respectively were charged to the Company's subsidiaries and eliminated in consolidation. Expenses amounted to $278,000 and $173,000 for the 1997 and 1996 three month periods consisting primarily of travel related expenses. Other income and expense amounted to expense of $72,000 for the 1997 three month period and income of $165,000 for the 1996 three month period. As a result of the foregoing, the business consulting segment incurred a net loss of $223,000 for the 1997 three month period and net income of $89,000 for the 1996 three month period. Consulting fees amounted to $381,000 and $261,000, respectively, for the 1997 and 1996 nine month periods of which $362,000 and $242,000, respectively were charged to the Company's subsidiaries and eliminated in consolidation. Expenses amounted to $339,000 and $205,000 for the 1997 and 1996 nine month periods consisting primarily of travel related expenses. Other income and expense amounted to expense of $72,000 for the 1997 three month period and income of $167,000 for the 1996 nine month period. As a result of the foregoing, the business consulting segment incurred a net loss of $30,000 for the 1997 nine month period and net income of $223,000 for the 1996 nine month period. Management anticipates that consulting revenues and related expenses will not be a significant portion of the Company's future operations in the near term.

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses increased by $619,000, from $742,000 for the 1996 three month period to $1.4 million for the 1997 three month period and increased $604,000 from $1.8 million for the 1996 nine month period to $2.4 million for the 1997 nine month period. Included in Corporate and Other expenses is approximately, $450,000 of legal and accounting fees incurred with respect to the Lafayette Industries reverse acquisition and subsequent settlement (see footnote 11 to the consolidated financial statements). Additional increases were a result of increased salaries from the addition of one employee as well as contracted salary increases for the CEO and corporate secretary and approximately $323,000 in commissions in the 3rd quarter of 1997 payable to the CEO for commissions on investment activity of the Company's marketable securities. Future selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Gain (Loss) from Security Sales

During the 3rd quarter of 1997, the Company sold shares TGS common shares to the president of TGS and in conjunction therewith realized a loss of $191,000 for the 1997 three and nine month periods. During the 1996 three and nine month periods, the Company realized gains of $392,000 and 645,000, respectively. Security sales vary

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

from period to period based on, among other things, market activity and cash needs, and management cannot estimate the amount of future security sales gains or losses, if any, that will be generated from such transactions.

Minority Interest in Gain and Loss of Subsidiaries

For the 1997 and 1996 three month periods, the minority interest in loss of subsidiaries was $122,000 and 1.4 million, respectively, and for the 1997 and 1996 nine month periods was $749,000 and $2.1 million. Changes to the minority interest in the gain and loss of subsidiaries relates primarily to the inherent differences in the net income and loss of subsidiaries from period to period.

Impact of Inflation
The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

A claim has been made against the Company by two consultants claiming, among other things, an equity interest in one of the Company's subsidiaries operating in the Medical Diagnostics segment, shares of the Company's common stock and certain consulting fees of approximately $300,000 in addition to ongoing consulting fees allegedly due pursuant to certain agreements with the Company. The Company believes that it has valid defenses to the claims and that any liability to which the Company will be subject will not be material.

Item 5. Other Matters

(a) Restated Employment Agreement with the CEO - During the six months ended June 30, 1997, the Company and the CEO entered into a restated employment agreement. Reference is made herein to the footnotes to the financial statements and Exhibit 10.1.

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

(c) Involuntary Bankruptcy Petition - On October 22, 1997, involuntary petitions, (the"Petitions"), were filed under chapter 7 of the U.S. Bankruptcy Code against IMI Acquisition of Boca Raton Corporation, IMI Acquisition of Pine Island Corporation, IMI Acquisition of North Miami Beach Corporation, IMI Acquisition of Kansas Corporation, IMI Acquisition of Orlando Corporation, PODC Corporation, MD Acquisition Corporation and MD Ltd. Partner Acquisition Corporation (the "Involuntary Debtors") in the United States Bankruptcy Court for the Southern District of Florida. The Involuntary Debtors are wholly-owned subsidiaries of International Magnetic Imaging, Inc., a majority-owned subsidiary of SIS Capital Corp., a wholly owned subsidiary of the Registrant. The Involuntary Debtors have filed a motion to dismiss the petitions. Although counsel to the Involuntary Debtors has advised the Involuntary Debtors that such filings were improper as a matter of law, the outcome of the motion to dismiss the Petitions can not be predicted with certainty.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1     CEO's Employment Agreement.(1)
10.2     Corporate Secretary's Employment Agreement. (2)
10.3 Comprehensive Agreement dated May 20, 1997 between WWR Acquisition, Corp., Don Shamsie and Malco Theatres relating to the sale of WWR Technology, Inc. (2)
11.1     Calculation of earnings per share.
27       Financial Data Schedule (filed only in electronic format with the SEC).
---------------
(1) - Incorporated by reference to Form 10-Q/A for the Quarter Ended June 30, 1997 filed September 23, 1997. 2 - Incorporated by reference to Form 10-Q for the Quarter Ended June 30, 1997 filed August19, 1997

                          ...........................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/______________           President and Director          November 18, 1997
Lewis S. Schiller           (Principal Executive Officer)

/S/______________           Chief Financial Officer         November 18, 1997
George W. Mahoney           (Principal Financial and
                             Accounting Officer)

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                               September 30, 1997


1. 11.1  Calculation of earnings per share.
2. 27    Financial Data Schedule (filed only in electronic format with the SEC).

              Consolidated Technology Group, Ltd. and Subsidiaries
                               September 30, 1997
                 Exhibit 11.1 Calculation of Earnings per Share


                                                      Three            Nine
                                                      Months           Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                      1997             1997
                                                      ----             ----
Net Loss:                                         ($1,776,000)     ($7,232,000)
                                                  ============     ============
Loss per Share:
 Loss per share - Note 1                               ($0.04)          ($0.16)
                                                       =======          =======
 Loss per Share - assuming full dilution -  Note 2     ($0.02)          ($0.09)
                                                       =======          =======

Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding, 47,053,320 and 46,220,542, respectively, for the three and nine month periods ended September 30, 1997. No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
Computed by dividing the net loss for the period by the fully diluted weighted average number of common shares outstanding, 78,035,496 and 77,224,493, respectively, for the three and nine month periods ended September 30, 1997. The fully diluted calculation comprehends the following assumptions:

(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods resulting in a net decrease in outstanding shares of 11,500,000.

(ii) Assumes that the 2,891,943 shares of preferred stock converted during the respective periods were converted at the beginning of the periods.

(iii) Assumes that outstanding options to purchase 2,490,000 common shares at $0.125 per share were exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods resulting in a net decrease in outstanding shares of 2,697,500.

(iv) Assumes that 5,000,000 shares subscribed to the CEO were issued as of the beginning of the respective periods.

(v) Assumes that the subordinated promissory notes were converted to 4,644,000 common shares as of the beginning of the respective periods.

(vi) Assumes that preferred stock held by a subsidiary operating in the Contract Engineering Services segment were converted into 35,000,000 common shares.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT


                                                        Exhibit 11.1 Page 1 of 1