Form 10-K
period 1997-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-04-16
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1997.

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class             Outstanding shares as of April 14, 1998
        -------------------             --------------------------------------

Common Stock, par value 0.01 per share              49,910,996


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

Item III is incorporated by reference from the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

Introduction

         Consolidated Technology Group Ltd. (the "Company", the "Registrant" or "Consolidated"), through its wholly owned or controlled subsidiaries, is engaged in various businesses classified into four business segments which consist of subsidiaries that are indirectly controlled or owned through SIS Capital Corp., ("SISC"), a wholly owned subsidiary of Consolidated. During the year ended December 31, 1997, the Company discontinued five of its operating segments, Three Dimensional Products and Services, Medical Diagnostics, Electro-Mechanical and Electro-Optical Products Manufacturing, Audio Products Manufacturing and Business Consulting Services. Additionally, during the year ended December 31, 1997, the Company is reporting a new segment called Development Stage, which includes a subsidiary that has not yet developed a salable or marketable product. During the years ended December 31, 1997, 1996 and 1995, (referred to herein as 1997, 1996 and 1995, respectively), segment revenues as a percentage of total were as follows:

                                      1997              1996             1995
                                      ----              ----             ----
Contract Engineering Services          82%               82%               86%
Medical Information Services            8%               11%               10%
Telecommunications                     10%                7%                4%
Development Stage                      --                --                --

         Additional financial information regarding the Company's business segments is presented in the Company's financial statements (see Part IV, Item
14) including revenues, gross profit or loss, income or loss from operations, net income or loss and identifiable assets attributable to each of the Company's business segments. Consolidated provides its subsidiaries with management, marketing, accounting, administrative support and financing. Consolidated's revenue and net loss reflect the consolidated revenue and results of operations of its subsidiaries. Set forth below is a description of the Company's business segments.

Organization and Changes in Management of the Company

         Consolidated is a New York corporation, organized in 1961 under the name Sequential Information Systems, Inc. Its corporate name was changed to Consolidated Technology Group, Ltd. in 1993. In April 1998, all of the members of the Company's board of directors resigned as officers and directors of the Company and its subsidiaries. Mr. Lewis S. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated and other subsidiaries of Consolidated, including its two public subsidiaries, Trans Global Services, Inc. ("Trans Global") and Netsmart Technologies, Inc. ("Netsmart"), resigned as an officer and director of Consolidated and such subsidiaries, including Trans Global and Netsmart. Ms. Grazyana B. Wnuk, who was a director and secretary of the Company and secretary of Trans Global, resigned from such positions. Mr. Norman J. Hoskin, who was a director of the Company, Trans Global and Netsmart, Mr. E. Gerald Kay, who was a director of the Company and Trans Global, resigned from such positions. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright, Seymour Richter and Don Chaifetz were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk. Messrs. Bright and Richter were elected as directors of Netsmart.

         Pursuant to the agreements, as previously reported by the Company:


         1. Schiller, Wnuk, Kay and Hoskin agreed to resign as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by International magnetic Imaging, Inc. and certain of its subsidiaries (collectively, "IMI") of substantially all of their assets pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. IMI is a subsidiary of the Company. The sale by IMI is referred to as the "IMI sale".

         2. In consideration for payments of an aggregate of approximately $4 million to Mr. Schiller and Ms. Wnuk, Consolidated agreed to purchase from them all of their rights under their respective employment agreements and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements.

         3. Mr. Schiller agreed to transfer to the Company 1,190,000 shares of the Company's Common stock owned by him.

         4. The Company agreed to transfer to Mr. Schiller or his designees, for nominal consideration, certain subsidiaries of the Company. Such subsidiaries are included in the Company's 1997 financial statements as discontinued operations.

         5. Mr. Schiller agreed to enter into a three year consulting agreement with the Company, for which he will receive annual compensation of $100,000.

         6. The Company, its subsidiaries and Messrs. Schiller, Kay and Hoskin and Ms. Wnuk agreed to execute mutual releases, and the Company agreed to provide them with certain indemnification rights.

                  The negotiations were conducted with representatives of shareholders who are not affiliated either with present management or with the plaintiffs in certain recent litigation against the Company, which was disclosed in the Company's prior filings on Form 8-K.

On April 15, 1998, Mr. George W. Mahoney gave the Company notice that he was exercising his right under his employment agreement with Consolidated to terminate his employment on 90 days' notice. Mr. Mahoney has advised the Company that in his view the agreement requires the company to pay him a lump sum payment equal to his salary for the balance of the term of the agreement which is approximately $2.4 million. The Company's board of directors is evaluating the Company's and Mr. Mahoney's respective rights under his employment contract.

Forward Looking Statements

         Statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.

CONTRACT ENGINEERING SERVICES

         The contract engineering services segment reflects the operations of Trans Global Services, Inc. ("Trans Global"). Trans Global is a Delaware corporation, which was incorporated in January 1995 to hold the stock of its two subsidiaries, Avionics Research Holdings, Inc. ("Avionics") and Resource Management International, Inc. ("RMI"). Prior to the formation of Trans Global, Avionics, which was acquired in December 1993, and RMI, which was organized to acquire the assets of Job Shop Technical Services, Inc. in November 1994, were directly owned by SISC. The revenues of the contract engineering services segment for 1997, 1996 and 1995 were $75.7 million, $62.6 million and $63.2 million, respectively. Net income and losses of the contract engineering services segment during 1997, 1996 and 1995 approximated $1 million, ($607,000) and ($4.7 million), respectively.

         Trans Global is engaged in providing technical temporary staffing services. In performing such services, Trans Global addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. Trans Global believes that the market for outsourcing services such as those offered by Trans Global results from the trend in employment practices by major corporations in the aircraft, aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. Trans Global seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by Trans Global are on temporary contract assignment, they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees. In providing its services, Trans Global engages the employees, pays the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. Trans Global charges its clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to Trans Global a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hours at agreed upon billing rates.

         Although Trans Global has eight offices, including its main office in Long Island, NY, throughout the United States, there is no limited geographic market for Trans Global's services. Trans Global has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. Trans Global intends to continue to establish new offices as necessary to meet the needs of its customers.

         A client will utilize contract engineering services such as those provided by Trans Global when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides Trans Global with a detailed job description. Trans Global then conducts an electronic search in its computerized resume database for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by Trans Global's recruiters, who interview interested candidates. If a candidate is acceptable to Trans Global and interested in the position, Trans Global refers the candidate to the client. An employment agreement is executed with Trans Global prior to the commencement of employment.

         Trans Global also offers its clients a range of integrated logistical support services, which are performed at Trans Global's facilities. These services, which are ancillary to a project, include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, Trans Global hires the necessary employees for its own account and may work with the client in developing and preparing the documentation. Payments are made pursuant to a purchase order from the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that Trans Global will generate any significant revenue or profit from such services.

         Trans Global's strategy has been directed at increasing its customer base and providing additional services, such as integrated logistics support, to its existing customer base. Trans Global believes that the key to profitability is to provide a range of services to an increased customer base. In this connection, Trans Global is increasing its marketing effort both through its own personnel and in marketing efforts with other companies that offer complementary services.

Markets and Marketing

         The market for Trans Global's services is comprised of major corporations in such industries as aircraft, aerospace, electronics, energy, engineering, computer services and telecommunications, where "downsizing" and "outsourcing" have become an increasingly important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

         Trans Global maintains a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by Trans Global, referrals and responses to advertisements placed by Trans Global in a variety of local media, including newspapers, yellow pages, magazines and trade publications. Part of Trans Global's responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by Trans Global employees is performed at the client's premises and under the client's direction, although Trans Global is the employer of record.

         Trans Global markets its services to potential clients through its officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing. Trans Global also conducts an ongoing program to survey and evaluate the clients' needs and satisfaction with Trans Global's services, which it uses as part of its marketing effort.

         Trans Global serves primarily the aircraft, aerospace and electronics industries as well as the telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. Trans Global is expanding its effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, Trans Global has commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since a company engaged in downsizing seeks to focus on its core business needs with its in-house staff, Trans Global seeks to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing those needs. In addressing these needs, Trans Global has conducted marketing efforts with Manpower International, Inc., Adecco and Olsten Corporation.

         Trans Global's contracts are generally terminable by the client on short notice. Trans Global Services' largest customers for 1997 were Boeing, Northrop Grumman, Lockheed, Gulfstream Aerospace and Bell Helicopter Textron which accounted for approximately $20 million, $15 million, $13 million, $7 million and $6 million or 26%, 20%, 17%, 9% and 8% of revenue, respectively. No other client accounted for 5% or more of Trans Global's revenues in either the year ended December 31, 1997 or the years ended December 31, 1996 and 1995.

         Trans Global's largest customers for 1996 were Boeing, Lockheed, Northrop Grumman, Gulfstream Aerospace Corp. and Bell Helicopter Textron, which accounted for approximately $16 million, $13 million, $9 million, $5 million and $4million, or 26%, 21%, 14%, 8% and 6% of revenue, respectively. For the year ended December 31, 1995, Northrop Grumman, Lockheed and Boeing accounted for $19.4 million, $10.2 million and $9.6 million, or 30.7%, 16.1% and 15.2% of revenue, respectively.

         Avionics' largest clients for 1994 were Northrop Grumman and Martin Marietta Corp., which accounted for approximately $14.5 million and $2.0 million, respectively, which represented approximately 57% and 8% of Trans Global's revenue for 1994.

         RMI was formed in 1994 to acquire assets of Job Shop in November 1994. RMI conducts business under the name The RMI Group. During 1994, six clients of RMI and Job Shop accounted for aggregate revenues of $32 million or approximately90% of their combined revenue for the year. Boeing and Lockheed Ft. Worth Company, which accounted for revenues of $10 million and $7.5 million, or 22%and 17% of such combined revenue for 1994, were the only clients which accounted for more than 10% of the combined revenue of RMI and Job Shop. Four other clients, three of which are in the aerospace industry, accounted for aggregate revenue of $14.7 million, or 51% of the combined revenue of RMI and Job Shop for1994.

Competition

         The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. Trans Global competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants. Trans Global believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, the ability of Trans Global to generate revenues is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and Trans Global competes with other companies in attracting employees.

Government Regulations

         The technical temporary staffing industry, in which Trans Global is engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, Trans Global is subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. Trans Global also maintains a 401-(k) plan for its employees and is subject to regulations concerning such plan.

         Trans Global does not have contracts with any government agencies. However, Trans Global does have contracts with clients, including major defense contractors that have contracts with government agencies. Trans Global's contracts with its clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiations or cancellation for the convenience of the government. Since the manpower needs of each of Trans Global's clients are based on the clients own requirements and the client's needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact the business of Trans Global.

Employees

         At December 31, 1997, Trans Global had 931 employees, of which 879 were contract service employees who performed services on the clients' premises and 52 were executive and administrative employees. Each of Trans Global's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with Trans Global, which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by Trans Global's clients for any reason, Trans Global has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. Trans Global's employees are not represented by a labor union, and Trans Global considers its employee relationship to be good.

MEDICAL INFORMATION SERVICES

         The medical information services segment reflects the activity of Netsmart Technologies, Inc., ("Netsmart"). Netsmart is a Delaware corporation, organized in September 1992 under the name Medical Services Corp., a holding company, whose operations were conducted by its wholly owned subsidiary, Carte Medical Corp. In October 1993, Medical Services Corp. merged its subsidiary into itself and changed its name to Carte Medical Corporation. In June 1995, Carte Medical Corporation's name was changed to CSMC Corporation, and in February 1996, Netsmart's name was changed to Netsmart Technologies, Inc. Substantially all of Netsmart's revenue through 1997 has been generated by its health information systems and related services which are marketed by its subsidiary Creative Socio Medics, Corp. ("CSM") which was acquired by Carte Medical Holdings, Inc., a wholly owned subsidiary of SISC. In September of 1995 Carte Medical Holdings, Inc. transferred the stock of CSM to Netsmart. The revenues of the medical information services segment for 1997, 1996 and 1995 were $7.9 million, $8.5 million and $7.4 million, respectively. Net losses of the medical information services segment during 1997, 1996 and 1995 approximated $3.5 million, $6.6 million and $2.8 million, respectively.

         Netsmart develops, markets and supports health information systems and computer software designed to enable behavioral health care organizations to manage their administrative, clinical and billing requirements in a network computing environment. Netsmart has also developed proprietary technology utilizing smart cards. A smart card is a plastic card about the size of a standard credit card, which contains a single embedded microprocessor chip with both data storage and computing capabilities.

         Except for revenue from one customer, Netsmart's revenue from its smart card technology has not been significant. Netsmart believes that it may be in its best interests to dispose of the smart card business. As a result, Netsmart is engaged in negotiations with respect to the possible sale of its smart card business to two directors of Netsmart, one of whom is also an officer of Netsmart. However, if Netsmart cannot negotiate such a sale on reasonable terms, Netsmart may discontinue such operations.


Health Information Systems and Services

         Since the June 1994 acquisition of CSM, Netsmart has offered its customers a range of products and services principally based upon the health information systems, which were developed and marketed by CSM prior to the acquisition. Users typically purchase one of the health information systems, in the form of a perpetual license to use the system, as well as contract services, maintenance and third party hardware and software which Netsmart offers pursuant to arrangements with the hardware and software vendors. The contract services include project management, training, consulting and software development services, which are provided either on a time and material basis or pursuant to a fixed-price contract. The software development services may require CSM to adapt one of its health information systems to meet the specific requirements of the customer.

         Although the health information systems constituted the basis of CSM's business, revenue from the license of such systems has not represented a major component of its revenues. The typical price for a license for CSM's health information systems ranges from $10,000 to $30,000. For 1997, 1996 and 1995, CSM installed health information systems licensing of such systems representing revenues of approximately $737,000, $329,000 and $162,000, respectively, accounting for approximately 9%, 4% and 2% of revenue for such periods.

         A customer's purchase order may also include third party hardware or software. For 1997, 1996 and 1995, revenue from hardware and third party software accounted for approximately $1 million, $1.1 million and $2.1 million, representing 14%, 13% and 29%, respectively, of revenues in such periods.

         In addition to its health information systems and related services, CSM offers specialty care facilities a data center, at which its personnel perform data entry and data processing and produce operations reports. These services are typically provided to smaller substance-abuse clinics. For 1997, 1996 and 1995, CSM's service bureau operation generated revenue of approximately $2.2 million, $2.2 million and $1.7 million, respectively, representing approximately 28%, 26% and 24% of CSM's revenues for such periods.

         Maintenance services have generated increasing revenue and are becoming a more significant portion of CSM's business. Since purchasers of health information system licenses typically purchase maintenance service. Maintenance revenue increases as new customers obtain licenses for its health information services. Under its maintenance contracts, which are executed on an annual basis, CSM maintains its software and provides certain upgrades. Its obligations under the maintenance contract may require CSM to make any modifications necessary to meet new Federal reporting requirements. CSM does not maintain the hardware and third party software sold to its customers, but does provide a telephone help line service for certain of the third party software, which it relicenses.

The CarteSmart System

         Although the initial applications of the CarteSmart System were designed to meet the needs of managed care organizations and entitlement programs and Netsmart developed a smart card interface to its health management systems, Netsmart was not successful in implementing such a program on more than a modest scale and revenue from such applications were not substantial.

         To date, Netsmart has licensed its CarteSmart software as part of a pilot project for San Diego County, which involved the issuance of smart cards to approximately 1,200 mental health patients participating in the California Medical Managed Care Initiative. Netsmart is presently contracted to develop a plan for an expansion of the program to include substance abuse and acute care as well as mental health for the county's total health care population. Netsmart is also marketing its CarteSmart System to other entitlement programs and managed care organizations; however, except for the pilot project in San Diego County, Netsmart has not entered into any agreements with any such organizations, and no assurance can be given that Netsmart will enter into any such agreements.

         Netsmart believes that a major market for its smart card technology is the financial services industry, including banks and credit card issuers. Commencing in May 1995, Netsmart entered into a series of letter agreements with IBN for services and CarteSmart software licenses for the implementation of a satellite based distributed network of automatic teller machines and off-line point of sale terminals using smart cards for the former Soviet Union. Netsmart entered into a definitive agreement to develop the system and license the system to IBN. IBN is a New York-based company, which has rights to install such systems in the former Soviet Union. In late 1997, Netsmart learned that IBN has not been successful in marketing its system in the former Soviet Union and as a result Netsmart wrote-off approximately $1.5 million of assets related to the IBN project.

         Netsmart is currently evaluating its CarteSmart business and the investment which it would be required to make to further develop and enhance its CarteSmart System to succeed in the increasingly competitive smart card market. At the current time it is largely continuing to market its CarteSmart System only in the health and human services market. In the event of a disposition of the CarteSmart business, Netsmart would seek to obtain certain rights to the CarteSmart technology.

Markets and Marketing

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

         Many of the long-term health care facilities which are potential CSM customers are operated by government entities and include entitlement programs. During the 1997, 1996 and 1995, approximately %, 31% and 54%, respectively, of revenues was generated from contracts with government agencies. Contracts with government agencies generally include provisions, which permit the contracting agency to cancel the contract at its convenience.

         During 1997, no one customer accounted for more than 10% of Netsmart's revenue. For 1996, IBN generated revenue of approximately $1.9 million representing 22% of Netsmart's 1996 revenue.

         Netsmart may enter into negotiations with other companies which have business, product lines or products which are compatible with Netsmart's business objectives. However, no assurance can be given as to the ability of Netsmart to enter into any agreement with such a company or that any agreement will result in licenses of the CSM behavioral care system or the CarteSmart System.

         At December 31, 1997 and 1996, Netsmart had a backlog of orders, including ongoing maintenance and data center contracts, in the aggregate amount of $4.8 million and $3.7 million respectively. Substantially the entire backlog at December 31, 1997 is expected to be filled during 1998. Such orders and contracts relate substantially to health information sales and services.

Product Development

         During 1997 Netsmart incurred $201,000 of research and development expenses, principally to enhance its software systems. During 1996, personnel assigned to work on the IBN contract and the development of Smart Card products resulting in $279,000 in capitalized software costs. During 1995 research and development expenses were $699,000 relating primarily to enhancements in the CarteSmart System.

Competition

         Netsmart's principal business is marketing of health information systems and related services to specialty care institutions and managed care organizations, who have a need for access to a distributed data network and marketing health information systems software to specialty care organizations. The software industry in general is highly competitive, in addition, with technological developments in the communications industry, it is possible that communications as well as computer and software companies may offer similar or compatible services. Although Netsmart believes that it can provide a health care facility or managed care organization with software to enable it to perform its services more effectively, other companies, including major computer and communications companies have the staff and resources to develop competitive systems, and users, such as insurance companies, have the ability to develop software systems in house. Because of the large subscriber base participating in the major managed care organizations, the inability of Netsmart to license any such organizations could have a materially adverse effect upon its business. Furthermore, various companies have offered smart card programs, by which a person can have his medical records stored and software vendors and insurance companies have developed software to enable a physician or other medical care provider to have direct access to the insurer's computer and other software designed to maintain patient health and/or medication records. Many of Netsmart's potential customers include government agencies and major specialized health care providers. Netsmart's marketing effort with respect to such potential customers has been adversely affected by its negative working capital and its continuing losses.

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

         In order to market Netsmart's CarteSmart System, it must be able to demonstrate that it meets the technical and pricing requirements of its potential customers and that it has the financial capability to be able to provide the ongoing support and development which may be required. In marketing systems such as the CarteSmart System, Netsmart must be able to demonstrate the ability of the network sponsor to provide enhanced services at a lower effective cost. Major systems and consulting vendors, such as Unisys, AT&T Corp. and Anderson Worldwide may offer packages which include smart cards and other network services. No assurance can be given that Netsmart will be able to compete successfully with such competitors or that it will continue to offer software or services based on its CarteSmart System other than in connection with its health information systems and such business may be sold or discontinued.

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

         A substantial percentage of CSM's business has been with government agencies, including specialized care facilities operated by, or under contract with, government agencies. The decision on the part of a government agency to enter into a contract is dependent upon a number of factors, including economic and budgetary problems affecting the local area, and government procurement regulations, which may include the need for approval by more than one agency before a contract is signed, and the financial condition and earnings history of the potential vendor. In addition, contracts with government agencies generally include provisions, which permit the contracting agency to cancel the contract at its convenience.

Intellectual Property Rights

         The CarteSmart System is a proprietary system developed by Netsmart. Netsmart has no patent rights for the CarteSmart System or health information system software, but it relies upon non-disclosure and secrecy agreements with its employees and third parties to whom Netsmart discloses information. No assurance can be given that Netsmart will be able to protect its proprietary rights to its system or that any third party will not claim rights in the system. Disclosure of the codes used in the CarteSmart System or in any proprietary product, whether or not in violation of a non-disclosure agreement, could have a materially adverse affect upon Netsmart, even if Netsmart is successful in obtaining injunctive relief. Furthermore, Netsmart may not be able to enforce its rights in the CarteSmart System in certain foreign countries.

Source of Supply

         Since Netsmart does not provide any of the hardware or the smart cards it is the responsibility of the licensee to obtain the hardware smart cards and other supplies. Netsmart's software operates on computer hardware and smart cards manufactured by a number of suppliers.

Employees

         As of December 31, 1997, Netsmart had 85 employees, including five executive, four marketing and marketing support, 69 technical and seven clerical and administrative employees. The chief executive officer and the president of Netsmart devote only a portion of their time to the business of Netsmart.

TELECOMMUNICATIONS

         The telecommunications segment reflects the operations of ARC Networks, Inc. ("ARC"). ARC's primary business provides local and long-distance telephone services and data cable installation services to commercial customers. The revenues of the telecommunications segment for 1997, 1996 and 1995 were $9.6 million, $5.6 million and $3.3 million, respectively. Net losses of the telecommunications segment during 1997, 1996 and 1995 approximated $2.7 million, $1.1 million and $543,000, respectively.

         ARC Networks, Inc. (ARC) is a Delaware corporation organized on January 15, 1997 to acquire all of the issued and outstanding stock of A.R.C. Networks, Inc., a New York corporation ("ARC-NY"), which commenced operations in January 1994. The acquisition of Arc-NY is referred to as the "Arc Reorganization." Pursuant to an agreement and plan of reorganization dated January 17, 1997, the stockholder of ARC-NY transferred their stock in ARC-NY to ARC for 100% ownership in ARC. From 1993 until the organization of Arc-NY in 1994, the business of the Company was conducted as a division of Avionics Research Corporation, a New York corporation ("Avionics") and a wholly owned subsidiary of Trans Global Services, Inc., a publicly-held subsidiary of Consolidated. References to ARC include ARC, Arc-NY and the operations as a division of Avionics, unless the content indicates otherwise.

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

Telephone Services

Local Telephone Service

         Local telephone services, which are provided by the Incumbent Local Exchange Carriers ("ILEC's") and Competitive Local Exchange Carrier's ("CLEC's") include (i) local telephone exchange service, by which local telephone services, such as dial tone and local phone calls, are provided to end users, (ii) dedicated telephone service, which includes private lines and special access services, (iii) switched access services, which consist of charges received by the local exchange carriers from long-distance carriers, and (iv) toll services, which include intra-LATA long-distance calls. All of these services, other than switched-access service are resold by the Company as a switchless reseller. As such, the Company does not maintain any telephone lines or switching equipment, but, rather, uses the lines and switches of the underlying carriers.

         ARC currently offers local telephone services in six states, principally to commercial users in New York City and long-distance, including international, telephone services in a total of 15 states. The local telephone services offered by ARC includes all of the local telephone service, which are offered by the CLEC's from which ARC purchases services and all services offered by Bell Atlantic. In New York, Chicago and South Florida, ARC offers telephone service provided by Teleport Communications Group ("TCG") and Frontier Communications. In New York City, ARC also offers service provided by three other CLEC's and Bell Atlantic.

         ARC has a ten-year agreement with TCG, pursuant to which ARC may resell TCG's local telephone service in New York City, Chicago, South Florida and each other metropolitan area in which TCG offers such service. Since February 1997, ARC has purchased Bell Atlantic local telephone service for resale pursuant to Bell Atlantic' tariffs. ARC's agreements with CLEC's provide it with the ability to offer services in certain regions of the United States, which are not served by TCG.

         ARC's contracts with the CLEC's from which it purchases telephone services requires ARC to purchase a specified dollar volume of service each month. Except for its agreement with TCG, which has been in effect since
1993, ARC's purchase commitments do not become effective until the contract has been in effect for a specified period. Based on the contracts in effect in

March 1998, the minimum annual commitments, including TCG, will be approximately $6.2 million for 1998 and 1999, $1.2 million for 2000, $171,000 for 2001 and
$214,000 thereafter. ARC's purchases are presently in excess of its minimum requirements.

         ARC's rates for local, long-distance and international telephone service are set forth in its tariffs, which are filed with the FCC and state public service commission's in each state in which it offers such service. The tariff sets forth the charges for each service provided by ARC. ARC has two rate structures for local telephone service -- one for service obtained by ARC from TCG or other CLEC's and the other for services provided by an ILEC, which, in New York City, is Bell Atlantic.

         ARC has no minimum purchase obligations with Bell Atlantic, however, the prices paid to Bell Atlantic are higher than they would be if there were a provision for guaranteed usage. Although the rates paid by ARC under its agreement with Bell Atlantic are typically higher than the rates paid to the CLEC's, ARC believes that its ability to offer Bell Atlantic service is important to ARC's customers. The rates paid by ARC to Bell Atlantic for local telephone service are set forth in Bell Atlantic's tariffs, which are subject to change with notice. Bell Atlantic is required to file tariff changes with the New York Public Service Commission and ARC monitors such filings. ARC can change its pricing with respect to Bell Atlantic service in response to changes by Bell Atlantic. Although ARC must file new tariffs any time it changes its rates, it is not subject to public hearings and the waiting period prior to the effectiveness of new tariffs is considerably shorter for ARC than for Bell Atlantic. ARC's agreements with the CLEC's require the CLEC's to provide ARC with 15 to 30 days notice prior to any change, during which period ARC can change its pricing.

         The use of ARC's services rather than those of the underlying carrier are transparent to the user. The lines used by the customer are the same lines that are provided by the CLEC's or ILEC's to their own customers. The only difference is that the rate paid to ARC may be lower than that which would be charged directly by the CLEC or ILEC to the customer and any servicing of the telephone lines is referred to the CLEC's or ILEC's.

         The local carrier for ARC's customers is generally selected by the customer or by ARC with the consent of the customer. ARC may provide its customers with two carriers for local service, and, in New York City, may include both Bell Atlantic and a CLEC. By offering a choice of carriers, ARC can offer telephone redundancy to major commercial users to provide them with telecommunications capability even if the principal carrier is experiencing problems in providing service.

         In addition to offering local telephone service to its customers, ARC offers a range of telecommunications services, which are customized to meet the particular needs of its clients. These services include the development of custom billing records and management reports, bundled billing and customer service on a 24-hours a day, seven days a week basis. Bundled billing separately identifies service provided through the ILEC, service provided through CLEC's, long-distance services, the amount which would have been paid under the tariffs of the customer's prior carriers and the amount of savings. ARC also offers data communications users a number of products for the installation and maintenance of LAN lines, such as concentrators and bridges and design services relating to ARC's data transmission and distribution requirements.

         In addition to providing local telephone service, ARC designs and installs a wide area network ("WAN"). A WAN is used to connect telephone users in more than one location, which may be in the same or different geographical areas. Since WAN service requires a telephone link between two locations, ARC uses the services of an underlying carrier to provide such services. ARC presently uses TCG and Bell Atlantic for such services. Because of the lack of installation and support staff outside of the New York City metropolitan area, ARC generally limits these services to customers in the New York City area. To the extent that such service is required outside of the New York City metropolitan area, ARC will subcontract such service.

Long-distance and International Telephone Services

         ARC also offers long-distance and international telephone service, which it purchases from a number of carriers such as Frontier, PT-1 and Citizens Communications. Although the long-distance telephone market is dominated by AT&T, WorldCom and Sprint, many long-distance companies such as Frontier offer such service on a regional or national basis.

         ARC charges its customers at rates which it believes are generally lower than the rates offered by the three major long-distance providers, although no assurance can be given that ARC's rates are or will be lower than or competitive with the rates charged by its competitors. Long-distance telephone service provided by ARC is processed through the underlying carriers switching equipment, but ARC bills the customers and has the obligation to provide any required service. The Company generally bills its long-distance service at a flat per minute rate, which is not dependent upon the time of day that such calls are made.

Cabling and Wiring Services

         ARC also offers data and telephone cable installation services for computer systems for commercial users and all telephone users. This service is not related to any telephone service provided by ARC and consists of cable installation for local area networks and related wiring services.

Markets and Marketing

         ARC markets its products and services through an in-house sales staff and commissioned sales agents. ARC directs its marketing efforts toward medium to large businesses that have significant telecommunications requirements. In general, ARC's employees market its local and long-distance service to commercial users, principally medium to large telephone users, and the commissioned sales agents market ARC's long-distance and local telephone services to a broader range of telephone users. The commissioned sales agents are not employees of ARC, and their compensation consists solely of commissions based on revenues generated.

         The market for ARC's data cabling installation services is primarily institutional customers, including hospitals and government agencies. ARC's two largest customers for such services in 1997 were New York State and Mitel. Pursuant to a contract, New York State agencies are authorized to purchase such services from ARC. Since the contract was signed in January 1997, ARC generated 1997 revenues from such contract of approximately $1 million, or 10% of ARC's total 1997 revenues. Revenues from Mitel, through which ARC provided services for the New York City Board of Education approximated $520,000, $869,000 and $629,000, respectively, representing 5%, 16% and 19%, respectively, of ARC's total revenues for 1997, 1996 and 1995. The only other customer for data cabling installation services that accounted for more than 10% of total revenue was Newark Beth Israel Hospital, which accounted for revenue of approximately $200,000, or 2% of ARC's total revenues in 1997 and $542,000, or 17% of ARC's total revenue in 1995. The nature of data cable installation services is such that once the installation project is completed, there is no further revenue from the customer unless the customer separately purchases other services from ARC.

         At March 31, 1997, ARC had a backlog of firm orders for data cabling and wiring services of approximately $8.1 million, of which $5.6 million is expected to be completed during 1998. ARC has received, as of March 31, 1998, approximately $1 million of advance funding against such orders. There is no backlog for telephone service. In addition, ARC had billings in excess of costs and earnings of $1.2 million and costs and earnings in excess of billings of $100,000 as of December 31, 1997, all of which is expected to be completed in 1998.

Agreements with Telephone Carriers

         ARC has an agreement dated March 18, 1993, with TCG, pursuant to which ARC can resell TCG's local telephone services. The agreement has a term of ten years, which continues on a year-to-year basis thereafter unless terminated by either party. The agreement provides for minimum usage requirements, based on the number of minutes of telephone service purchased. The estimated minimum dollar volume of service is approximately $50,000 per month. If ARC fails to meet the minimum requirements, it will be billed for a surcharge. ARC does not have any funds on deposit with TCG, and TCG provides the Company with an open line of credit.

         ARC has an agreement with Frontier, pursuant to which ARC may offer Frontier's domestic and international long-distance telephone service. The agreement has a term of three years, commencing in February 1997, and continues on a year-to-year basis unless terminated by either party. ARC has provided Frontier with a $50,000 deposit. The agreement has minimum monthly requirements, which start at $10,000 for the fourth month and increase to $500,000 for the thirteenth month and thereafter. If the minimum is not met, ARC can either pay the amount of the shortfall or pay a surcharge on the service actually used. ARC is not prohibited from offering long-distance services from other carriers. In order to obtain long-distance service from additional carriers, ARC may be required to post substantial deposits or letters of credit.

         ARC has an agreement with Citizens pursuant to which it purchases domestic long-distance telephone service. The agreement has a two-year term, commencing in August 1996. The agreement provides for a monthly commitment of $50,000, commencing January 1997. If the minimum is not met for any month, ARC pays a surcharge equal to 25% of the deficiency. ARC has met its minimum requirements for 1997.

         In November 1996, ARC entered into an agreement with Brooks Fiber Properties, Inc. ("Brooks") pursuant to which the ARC may resell Brooks' local telephone service in certain metropolitan areas for a three-year period beginning in March 1997. The agreement provides for minimum usage starting at $6,000 in April 1997 and increasing to $18,000 in October 1997. Thereafter the agreement requires an annual minimum of $300,000. If a minimum is not attained in any month, ARC pays the shortfall and, during the following year, may use the unused telephone usage in a subsequent month after the minimum has been met. No deposit is required pursuant to this agreement. In March 1998, ARC agreed to pay Brooks $25,000 to terminate this agreement.

         Although ARC does not have a formal agreement with Bell Atlantic, it purchases for resale Bell Atlantic' local telephone service based on Bell Atlantic' tariffs for the sale of such services to resellers. ARC has no minimum obligations under the Bell Atlantic tariffs.

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

Competition

Telecommunications

         The telecommunications industry in general is highly competitive. Major industry participants such as AT&T, WorldCom, Sprint and the Bell Operating Companys ("BOCs") have far more resources and experience than ARC in providing local, long-distance. Moreover, foreign carriers are entering the United States market through alliances with larger domestic telecommunication carriers. No assurance can be given that ARC can successfully compete against these larger industry participants.

         ARC anticipates that competition with respect to local telephone service will increase and that other major companies, including other BOCs and other telephone operating companies and long-distance telephone providers, will offer local telephone services in major markets. Such competition could result in price competition and erosion of gross margins, which could have a materially adverse affect upon ARC's ability to compete. Furthermore, CLEC's, such as TCG, whose telephone service is resold by ARC, compete with ARC in offering telephone service to commercial users, which is ARC's targeted customer base.

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

Data cable installation services

         Competition in the cable and wiring service business is highly competitive. In providing these services, ARC competes with major computer and telecommunications companies such as AT&T, as well as a large number of independent companies that offer such services. Because of the fragmented nature of this business, no single company or group of companies dominates the field. Competition is based on price and service, and ARC believes that its charges and services compare favorably with other companies offering such services in the New York City metropolitan area.

Government Regulations

         The telecommunications industry is subject to regulation at the Federal level by the FCC and at the state level by state public utility and public service commissions. Changes in regulation have resulted in reduced rates for telephone services where demand is great, such as long-distance service between major metropolitan areas and additional competition. While the changes in regulation may have made rate changes easier for CLEC's, ILEC's are presently subject in many states to regulations which do not permit them to offer significant discounts to major users of local telephone services. To the extent that ILEC's are able to offer more favored rates to business customers, which represents the principal market for ARC's services, ARC's ability to compete could be adversely affected. Although the effects of the AT&T Divestiture Order which resulted in the divestiture by AT&T of the BOCs, as well as recent changes in Federal law have reduced regulations in a manner which encourages competition for local and long-distance telephone service. ARC is and will continue to be subject to certain regulations by the FCC and state public utility and public service commissions. At the Federal level, as a common carrier, ARC may not unjustly discriminate, must offer service upon reasonable request and charge just and reasonable rates, pursuant to publicly filed tariffs. At the state level, ARC must be certified prior to providing local or long-distance, maintain tariffs with current rates, terms and conditions and file reports as required by the individual public service commissions. Changes in government regulations may have an adverse effect upon ARC's business and prospects, particularly as ARC seeks to enter new markets. There can be no assurance that ARC will receive all state authorizations required for ARC to enter new markets or that ARC will be able to comply with ongoing federal and state regulatory requirements.

         ARC is subject to state regulation, including tariff and other filings in each state in which it offers telephone services. ARC's rates for local, long-distance and international telephone service are set forth in its tariffs, which are filed with the FCC and state public service commissions. The tariffs set forth the charges for each service provided by ARC. In New York City, ARC has two rate structures for local telephone service -- one for service obtained by ARC from TCG or other CLEC's and the other for services provided by Bell Atlantic. ARC must file new tariffs any time it changes its rates or rate structure; however, it is not subject to public hearings and the waiting period prior to the effectiveness of new tariffs is typically shorter for ARC than for ILEC's.

         As a result of the 1996 Act, the BOCs may offer long-distance telephone service and other services not previously permitted to the BOCs; however, their ability to offer such services is conditioned upon the meeting of certain requirements that are expected to lead to additional competition in the local telephone market. These requirements include making their local services available for resale, providing competitors access to their network facilities, implementing number portability and dialing parity. Additional competition for local exchange service may have the effect of reducing the rates charged by, and improving the services provided by, the ILEC's, which could have a downward, effect on rates to major commercial telephone users. Such a development could reduce the margin between the price at which ARC can sell service and the price paid by ARC for such service, which could have a material adverse effect upon ARC.

Product Development

         ARC does not engage in product development and enhancement or research and development. ARC does, however, consider new products and services, which it believes, are consistent with its business. ARC does not anticipate that, in the near future, it will develop any proprietary telephone products, however, it may seek to acquire such products or to obtain marketing rights to such products. No assurance can be given that ARC can or will obtain any such products or rights to any such products or that any products which are obtained by ARC can or will be profitably developed.

Employees

         At December 31, 1997, ARC had 26 employees, of which 4 were executive, 5 were administrative, 3 were sales and marketing and 3 were technical support and 8 were customer service. ARC's employees are not represented by a labor union, and ARC considers its employee relationship to be good.

DEVELOPMENT STAGE

         The development stage segment consists of one company, which has had no operating activity. Total expenses and losses for 1997 approximated $16,000. There can be no assurance that this development stage company will develop a marketable product or generate significant levels of revenue or operating income, if any.

CORPORATE AND OTHER

         The corporate and other segment reflects the activity of the holding companies, Consolidated Technology Group Ltd., the Registrant, and SISC, a wholly owned subsidiary of the Registrant. For 1997, 1996 and 1995, the holding companies incurred expenses and operating losses of approximately $3.3 million, $3 million and $6.3 million, respectively, and net losses of $4 million, $1.5 million and $5.9 million, respectively.

Consolidated Technology Group, Ltd.

         Consolidated Technology Group, Ltd., ("Consolidated" or "the Company"), (formerly Sequential Information Systems, Inc.) is a New York corporation organized in 1961. Consolidated does not generate revenues but does incur expenses including executive and administrative salaries and related payroll taxes and benefits, consulting fees, legal and accounting fees, public relations fees and other general and administrative fees. Consolidated charges the underlying subsidiaries for specifically identified expenses incurred on behalf of the subsidiaries. Transactions between Consolidated and its subsidiaries are eliminated in consolidation. As of

December 31, 1997, Consolidated had four employees that provide management and administrative services for Consolidated, SIS Capital Corp. and Trinity.

SIS Capital Corp.

SIS Capital Corp., ("SISC"), was organized by Consolidated for the purposes of making investments in or advancing funds to companies in which Consolidated has or proposes to obtain an equity position. SISC or one of SISC's subsidiaries holds the Company's equity and debt position in all of the operating subsidiaries. SISC also invests in companies in which it does not intend to obtain an equity position for the purpose of generating investment income. During 1997, 1996 and 1995, SISC advanced funds to an unconsolidated affiliate in which the Company owns a minority interest.

DISCONTINUED OPERATIONS

         During 1997, the Company implemented a plan to discontinue the operations of the three dimensional products and services, medical diagnostics and audio products manufacturing segments. The decision to discontinue the three dimensional products and services and audio products manufacturing segments was made in order the stop the cash flow drain that such operations caused. The decision to sell the medical diagnostics segment was made to provide the Company with significant working capital to fund the operations of the remaining and future segments of the Company. Additionally, effective December 31, 1997, the Company sold the Electro Mechanical Electro Optical Products Manufacturing Products and the Business Consulting Services segments. The following discusses separately, each of the discontinued segments.

Three Dimensional Products and Services

         The three-dimensional products and services segment reflects the consolidated operations of 3D Holdings International, Inc., ('"3D"), a Delaware corporation. The operations of 3D includes the operating activity of 3D Technology, Inc. ("3D Tech"), Computer Design Services, Inc. ("CDS") and 3D Imaging International, Inc. ("3DI") and Vero International, Inc., ("Vero") all of which are or were directly or indirectly, controlled by 3D. 3D was originally formed to provide three dimensional imaging and scanning services to be used in engineering and manufacturing applications. Effective April 1, 1997, 3D sold all of its ownership in Vero for nominal consideration. Effective June 30, 1997, the measurement date of the 3D discontinuation, (the "3D Measurement Date"), the Company formulated a plan to discontinue the operations of the remaining subsidiaries. Such plan includes the transfer of certain assets and contractual rights of the 3D subsidiaries to a subsidiary operating in the electro-mechanical and electro-optical products manufacturing segment in exchange for the related debt and capital lease obligations which encumbered the transferred assets. The remaining assets of 3D are estimated to have little if any value and have been written off. 3D has substantial unpaid liabilities approximating $1.8 million of which approximately $250,000 relates to unpaid payroll taxes. The Company has been in correspondence with the IRS and is making monthly payments on the outstanding payroll taxes. To date, the Company has not determined the final dissolution of the non-payroll tax related liabilities. As of the 3D Measurement Date, the Company has accrued $250,000 in estimated losses to be incurred from the 3D Measurement Date until the final disposition of 3D. All remaining liabilities of 3D, including the $250,000 in estimated losses from operations, are classified as net current liabilities of a discontinued segment. The Company has recorded an estimated loss on disposal of 3D of approximately $465,000, which includes a gain of $135,000 on the actual sale of Vero and an estimated loss of $600,000 on the planned disposition of the remaining 3D subsidiaries. For 1997, 1996 and 1995, 3D incurred net losses approximating $1.6 million, $1.5 million and $2.3 million, respectively, which are classified as losses from operations of a discontinued segment.

Medical Diagnostics

         The medical diagnostics segment reflects the operations of International Magnetic Imaging, Inc. and its affiliated entities ("IMI"). IMI was formed to acquire and operate ten medical diagnostic imaging centers and a referral network through which patients are referred to diagnostic imaging centers. Effective September 1, 1997, (the "IMI Measurement Date"), the Company formulated a plan to discontinue the operations of IMI. The plan contemplated the sale of substantially all of the assets of IMI for cash and the assumption of specific IMI liabilities. Pursuant to the plan, on January 28, 1998, the Company entered into an asset purchase agreement for the sale of substantially all of the assets of IMI for approximately $20 million in cash and the assumption of $21 million in debt. Such sale was consummated on April 2, 1998. The sale of IMI resulted in a gain on sale, which will be recognized in 1998. IMI's net remaining assets and liabilities have been classified as net current liabilities of a discontinued segment. For 1997 IMI incurred a net loss of approximately $1.9 million (the medical diagnostics segment loss was $1.2 million after elliminating an intra-segment tax benefit for 1997) which includes a $250,000 estimate of loss for the period from January 1, 1998 until the anticipated sale date. For 1996 and 1995, IMI reported net income of $1.5 million and $2.7 million, respectively. The net income and loss for all of the periods reported are classified as net income or loss from operations of a disposed segment.

Audit Products Manufacturing

         The audio products manufacturing segment reflects the operations of WWR Acquisition Corp. and its wholly owned subsidiary WWR Technology, Inc., collectively referred to as "WWR". WWR was formed for the purpose of acquiring the professional products business segment of the Klipsch TM loudspeaker line from Klipsch and Associates, Inc. On May 20, 1997, the Company sold all of its ownership in WWR for $100,000 and was released as a guarantor on obligations approximating $394,000. As a result of the sale, the Company received net proceeds of $62,000 and recorded a gain of approximately $129,000 on the disposal. The operations of WWR up to the date of disposal are classified as loss from operations of a discontinued segment, which approximated $293,000, $893,000 and $544,000 for 1997, 1996 and 1995, respectively.

Electro Mechanical Electro Optical Products Manufacturing

         The electro-mechanical and electro-optical products manufacturing segment reflects the consolidated results of operations of Spectec, Inc., ("Spectec"). Spectec, a holding company owns a controlling interest in Spectec Acquisition Corp. Spectec Acquisition Corp. is a holding company that owns a controlling interest in SES Holdings, Corp., ("SESH"). SESH, a holding company, owns a controlling interest in Sequential Electronic Systems, Inc., ("SES") and S-Tech, Inc., ("S-Tech"). Additionally, Televend, Inc. ("Televend") and FMX Corp. ("FMX") represent two other entities which operated in the electro-mechanical and electro-optical products manufacturing segment. The principal business of Spectec is the design, manufacture and sale of electro-optical and electro-mechanical products, such as (1) devices that measure pressure, relative position and velocity; (2) avionics instrumentation devices that are used primarily in U.S. military aircraft to measure and display oil pressure; (3) specialty vending machines used to dispense various products such as prepaid telephone calling cards, postage stamps and tokens; and (4) the integration, sale and servicing of three dimensional laser scanners which are used in various phases of the design, development and manufacturing of various products and offering such scanning services to others. The principal business of Televend is the sale and distribution of prepaid telephone debit cards and the principal business of FMX is the establishment of a fingerprint identification system. Effective December 31, 1997, all of the entities operating in the electro-mechanical and electro-optical products manufacturing segment were discontinued pursuant to a settlement agreement between the shareholders and the former chief executive officer of the Company (see the subsequent events footnote to the financial statements, Part IV, 1). The operations of the electro-mechanical and electro-optical products manufacturing segment up to December 31, 1997 are classified as loss from operations of a discontinued segment, which approximated $2.6 million, $2.2 million and $1.2 million for 1997, 1996 and 1995, respectively.

Business Consulting Services

         The business consulting services segment reflects the activity of The Trinity Group, Inc., ("Trinity"). Trinity provides management and related services both to Consolidated's subsidiaries and an unconsolidated affiliate in which the Company owns a minority interest. Trinity's management services include management, finance, accounting, operations, marketing and other services, which are typically rendered pursuant to a consulting agreement. Transactions between Trinity and the subsidiaries are eliminated in consolidation. Effective December 31, 1997, Trinity was discontinued pursuant to a settlement agreement between the shareholders and the former chief executive officer of the Company (see the subsequent events footnote to the financial statements, Part IV, 1), however, certain consulting contracts between Trinity and the subsidiaries of the Company have been assigned to Consolidated. The operations of Trinity have no material impact on the consolidated results of the Company because significantly all of its operations are eliminated in consolidation.

ITEM 2.  PROPERTIES

Contract Engineering Services

         Trans Global leases approximately 7,500 square feet of office facilities at its location in Long Island, New York, where it maintains its executive offices, which terminates in 2002. It also rents modest office space in Houston, Texas; Phoenix, Arizona; Arlington, Texas; Los Angeles, California; Seattle, Washington; Orlando, Florida and Wichita, Kansas. The aggregate annual rent payable by Trans Global is approximately $210,000, which is subject to annual increases. Trans Global believes that its present office space is adequate for its present needs and that additional office space is readily available on commercially reasonable terms.

Medical Information Services

         Netsmart's executive offices and facilities are located in approximately 15,000 square feet of space at 146 Nassau Avenue, Islip, New York, pursuant to a lease, which terminates on February 28, 1999, at a minimum annual rental of $263,000. This lease provides for fixed annual increases ranging from 4% to 5%. Netsmart believes that this space is inadequate for its needs and is investigating an extension to the existing lease for an additional 2,500 square feet. Netsmart also leases approximately 3,500 square feet of office space at 1335 Dublin Road, Columbus, Ohio, pursuant to a lease, which terminates on November 30, 2002, at a minimum annual rental of $50,000. This lease provides for annual increases for operating expenses and real estate taxes. Netsmart also leases approximately 5,700 square feet of office space at 18B Ledgebrook Run, Mansfield Center, Connecticut, pursuant to a lease, which terminates on October 31, 2002, at a minimum annual rental of $21,000. This lease provides for annual increases for operating expenses and real estate taxes. Netsmart also leases approximately 1,800 square feet of office space at 7590 Fay Avenue, La Jolla, California, pursuant to a lease, which terminates on March 31, 1999, at a minimum annual rental of $31,000. This lease provides for fixed annual increases of 4%. Netsmart occupies, on a month to month basis, approximately 2,000 square feet of office space in Ashland, Oregon, at a monthly rental of $700. Netsmart believes that its space is adequate for its immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

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

Corporate and Other

         Consolidated and SISC lease approximately 7,000 square feet of office space at 160 Broadway, New York, NY, at an annual rental of approximately $100,000, which terminates in 2002. Approximately 1,500 square feet of such space is used by subsidiaries for which they are charged approximately $32,000 on an annual basis. Additionally, approximately 1,000 square feet of such space is occupied by a related company that is accounted for under the equity method and is not a consolidated subsidiary, for which the related company is charged approximately $16,500 on an annual basis.

ITEM 3.  LEGAL PROCEEDINGS

Holding Company and Discontinued Segments

         (1) The Company is a defendant in a lawsuit filed in the Supreme Court of the State of New York, Queens County captioned 5 Boro Beverage Distributors, Inc. v. Consolidated Technology Group, Ltd. "Metro, 5" Absolute, et al. which was initiated in 1995. The action has been filed by the owners of a company that the Company was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. The plaintiffs are seeking $1 million in damages and the Company has filed a counter claim for $35,000 advanced to the plaintiff. The action is presently in abeyance and their has been no action by either side in over two years. Outside counsel handling this case has advised the Company that it has meritorious defenses.

         (2) The Company is a defendant in a lawsuit filed in the United States District Court for the Southern District of New York captioned Naval Kapoor and Dirk Esselens v. SIS Capital Corp. that was initiated in 1998, whereby certain shareholders of 3D Technology, Inc., a subsidiary of the Company which has been discontinued, filed a lawsuit against the Company in December 1997. The complaint states that the Company wrongfully seized and transferred the assets of 3D Technology, Inc. for the benefit of the Company and at the detriment of the minority shareholders of 3D Technology, Inc. The plaintiffs are seeking $3,000,000 in damages. No assessments as to any outcome can be made at this time as the matter is in its preliminary stages. The Company denies any allegation of wrongdoing and intends to vigorously defend the action.

         (3) On February 23, 1998, the Company was advised of the commencement of an action in the United States District Court for the Southern District of New York captioned Grino Corporation, LLC and SMACS Holding Corp. ("SMACS"), individually and as shareholders of and in the right of Consolidated Technology Group Ltd. v. Consolidated Technology Group Ltd., SIS Capital Corp., Lewis S. Schiller, Norman J. Hoskin, E. Gerald Kay and Grazyna B. Wnuk. The action sought to enjoin the Company from (a) proceeding with its 1998 Annual Meeting of Stockholders scheduled for March 26, 1998, and (b) making any payment to Mr. Schiller, Ms. Wnuk and others from the proceeds of the sale of International Magnetic Imaging, Inc. ("IMI"). The complaint also alleges that the directors breached their fiduciary duty with respect to, and seeks to have declared void,
(i) employment agreements with Mr. Schiller, which agreements ran from 1989, as amended and restated from time to time, resulting in a final agreement which was approved by the Compensation Committee and the full Board of Directors in July 1997, and Ms. Wnuk, (ii) agreements to issue stock or stock options of the Company and/or its subsidiaries to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, (iii) all completed transfers and issuances of stock and stock options by the Company to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk without fair and adequate consideration by the Company, and (iv) all agreements to pay to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk or any other officer of the Company or any of its subsidiaries, any bonus, finder's fee, stock or option liquidation payment, consent fee, professional fee, or profit share or any other payment arising out of or resulting from or based upon the sale or the profits from the sale of IMI or the assets of IMI or the assets or business of IMI without fair consideration to the Company. The complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and common law fraud based upon the same and similar allegations, and seeks monetary damages to be proved at trial. On February 24, 1998, the Court granted a temporary restraining order. On March 9, 1998, the United States District Court for the Southern District of New York vacated the temporary restraining order issued on February 24, 1998. The Court vacated the temporary restraining order because, inter alia, it did not appear that the plaintiffs had a likelihood of success in the ultimate action, particularly with respect to the alleged 10b-5 claim. On March 19, 1998, the United States District Court for the Southern District of New York dismissed the action.

         (4) One of the plaintiffs in the Federal Court action described above, SMACS Holdings Corp. ("SMACS"), and certain affiliates of SMACS are plaintiffs in an action commenced in November 1997 in the Supreme Court of the State of New York, County of New York, captioned Bridge Ventures, Inc. etal v. Lewis S. Schiller, etal. The action, brought against Mr. Schiller, the Company, SIS Capital Corp. and IMI by SMACS, certain affiliates of SMACS and others seeks, inter alia, monetary damages in excess of $500,000 allegedly due pursuant to consulting agreements with the Company, an alleged equity interest in IMI and punitive damages of at least $5 million. The Company believes that it has meritorious defenses to the claims made in this action. In March 1998, the plaintiffs sought to amend the complaint to assert claims of a derivative nature alleging claims similar to those in the Federal Court action and obtained a temporary restraining order prohibiting payments to Mr. Schiller and others from the proceeds of the IMI sale. The temporary restraining order was lifted and, as of the date of this Form 10-K, the complaint had not been amended. At the time the temporary restraining order was lifted, the negotiations relating to the resignation of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, which are described in Item 1 under the caption "Organization and Changes in Management of the Company" had been substantially negotiated and the courts were so advised. The Company has accrued $250,000 for this contingency, which is included in selling, general and administrative expense.

         (5) "Vanguard Limited ("Vanguard"), on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated to IMI and assistance in the negotiation of the acquisition of IMI in 1994, has asserted a claim that it has the right, among other things, to a 10% interest in the Common Stock of IMI at or about the time of the acquisition for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of the Centers, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company."

         (6) In January 1996, Drs. Ashley Kaye and James Sternberg, two former stockholder-directors of the company that sold diagnostic imaging centers to IMI, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Lewis S. Schiller, formerly chairman of the board of Consolidated, for alleged violations of securities laws and common law in connection with an asset purchase agreement which was executed in conjunction with the acquisition of IMI in September 1994 and non-payment of $3,375,000 subordinated notes of two subsidiaries of IMI. Company. In 1997 they, along with Dr. Stephen Schulman, a holder of subordinated notes in the principal amount of approximately $6.4 million issued by subsidiaries of

IMI who was the president of the company that sold the diagnostic centers to IMI and was president and chief executive officer of IMI, commenced involuntary bankruptcy proceedings against certain subsidiaries of IMI. Such bankruptcy proceedings were dismissed. It is possible that any action which may be brought against the Company may include Dr. Schulman as a plaintiff. No assurance can be given that an adverse decision in any action based on such claims will not have a material adverse effect upon the Company.

Contract Engineering Services

         In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by the Company. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.

Medical Information Services

         In March 1997, an action was commenced against Netsmart and certain of its officers, directors and stockholders by Onecard Health Services Corporation in the Supreme Court of the State of New York, County of New York. The named defendants include, in addition to Netsmart, Messrs. Lewis S. Schiller, formerly chief executive officer and a director of Netsmart, Leonard M. Luttinger, vice president and a director of Netsmart, Thomas L. Evans, formerly a vice president of Netsmart, Consolidated and certain of its subsidiaries, other stockholders of Netsmart and other individuals who were or may have been officers or directors of Onecard but who have no affiliation with Netsmart or Consolidated. Mr. Luttinger and Mr. Evans were employees of Onecard prior to the formation of Netsmart. Mr. Schiller was not an employee or director or, consultant to, or otherwise affiliated with, Onecard. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with, the organization of Netsmart in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130 million. Netsmart believes that the action is without merit, and it will vigorously defend the action. Netsmart has filed an answer denying all of the plaintiffs' allegations and has asserted affirmative defenses. In addition, Netsmart believes that there is a difference in the technology used in the Onecard software and Netsmart's CarteSmart software and in the type of computer network on which the software operates. Netsmart has demanded that the plaintiff particularize the broad allegations of the complaint and the produce documents referred to in the complaint. No assurance can be given as to the ultimate disposition of the action, and an adverse decision may have a material adverse effect upon the business of Netsmart.

Item 4.  Submission of Matters to a Vote of Security Holders

         In January 1998, the Company issued a proxy statement to shareholders which included matters to be voted on by the Company's security holders at a stockholders meeting scheduled for March 26, 1998. On March 9, 1998, the proxy was withdrawn and the meeting was cancelled due to uncertainties regarding the litigation outlined in above in Item 3. "Holding Company" (3).

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 15, 1997, the Company was delisted from the NASDAQ due to a failure to meet minimum bid and net tangible worth requirements. Since August 15, 1997, Consolidated's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol COTG. As such, the following table sets forth the reported high and low bid prices as reported by the Nasdaq SmallCap Market for the quarters ended March 31, 1996 through June 30, 1997 and the high and low bid prices as provided by the National Quotation Bureau derived from the OTC Bulletin Board for the quarters ended September 30, 1997 and December 31, 1997. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                    High Bid          Low Bid

March 31, 1996                                     $0.41             $0.16
June 30, 1996                                      $0.63             $0.22
September 30, 1996                                 $0.31             $0.13
December 31, 1996                                  $0.30             $0.06

March 31, 1997                                     $0.06             $0.09
June 30, 1997                                      $0.06             $0.09
September 30, 1997                                 $0.17             $0.18
December 31, 1997                                  $0.16             $0.17

As of February 10, 1998, there were approximately 27,287 holders of record of the Company's common stock.

No cash dividends have been paid to the holders of the Common Stock during the years ended December 31, 1997, 1996 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                            Year Ended
                                                           Year Ended December 31,                            July 31,
                                                           -----------------------
                                                           1996              1995              1994             1994
                                          1997           Restated          Restated          Restated         Restated
                                          ----           --------          --------          --------         --------
Selected Statements of
 Operations Data
Revenues                             $92,717,000        $76,718,000      $73,790,000       $37,042,000      $11,359,000
                                     ===========        ===========      ===========       ===========      ===========
Loss from Operations                ($ 7,077,000)      ($ 9,548,000)    ($12,910,000)     ($ 7,402,000)    ($ 9,178,000)
                                    =============      =============    =============     =============    =============
Loss from Continuing
  Operations                         ($7,067,000)       ($6,571,000)    ($10,248,000)      ($7,826,000)     ($9,305,000)
Loss from Operations of
  Discontinued Segments               (5,262,000)        (2,999,000)      (1,112,000)       (3,602,000)      (1,467,000)
Loss on Disposal of Segments            (336,000)                --               --                --               --
                                        ---------         ---------        ---------         ---------        ----------
Net Loss                            ($12,665,000)      ($ 9,570,000)    ($11,360,000)     ($11,428,000)    ($10,772,000)
                                    =============      =============    =============     =============    =============
Loss per Common Share:
 Loss from Continuing
  Operations                              ($0.15)            ($0.17)          ($0.46)           ($0.55)          ($1.17)

Loss from Operations of
  Discontinued Segments                   ($0.11)            ($0.06)          ($0.05)           ($0.25)          ($0.18)

Loss on Disposal of Segments              ($0.01)                --               --                --               --
                                           ------             ------           ------            ------          ------
Net Loss per Common Share                 ($0.27)            ($0.23)          ($0.51)           ($0.80)          ($1.35)
                                          =======            =======          =======           =======          =======

Selected Balance Sheet Data
Total Assets                         $37,671,000        $34,134,000      $38,474,000       $28,977,000       $23,863,000
                                     ===========        ===========      ===========       ===========       ===========
Long-term Obligations:
  Debt and Capital Lease
    Obligations                       $  158,000        $   244,000      $    33,000       $   172,000       $    260,000
  Subordinated Debt                      139,000                 --               --           700,000
                                       ----------       ------------     -----------       -----------       -----------
      Total Long-term Obligations     $  297,000        $   244,000     $     33,000       $   872,000       $   260,000
                                        ========        ============     ===========       ===========       ===========

Dividends Declared per Common
Share                                         --                 --               --                --                --


(A) The financial data for periods prior to 1997 has been restated to reflect the discontinuation of the medical diagnostics, three dimensional products and services, electro mechanical and electro optical products manufacturing, business consulting services and audio products manufacturing segments. Additionally, the financial data for 1996 has been restated to reflect the settlement agreement with Lafayette Industries, Inc. See footnotes 19 and 20 to the financial statements in Part IV, Item 14)

(B) The following factors make the above selected financial data non-comparable for the following indicated periods and reasons:

(1) The fiscal year ended July 31, 1994 includes expense of $7,140,000 from the issuance of stock options to consultants.

(2) The year ended December 31, 1994 includes expense of $4,140,000 from the issuance of stock options to consultants.

(3) The year ended December 31, 1995 includes expense of $3,869,000 from the issuance of stock options to consultants.

(4) In December 1993, the Company acquired ARC Acquisition Group, Inc. and ARC Networks, Inc. and in June 1994, the Company acquired Creative Socio-Medics, Inc. Such acquisitions resulted in: (i) an increase in assets of approximately $13,000,000 as of July 31, 1994; (ii) an increase in revenues of approximately $11,000,000 for the fiscal year ended July 31, 1994 and $14,400,000 for the year ended December 31, 1994; and (iii) a net increase in net loss of approximately $173,000 for the fiscal year ended July 31, 1994 and $1,600,000 for the year ended December 31, 1994.

 (5) In May 1995 the Company acquired Concept Technologies resulting in: (i) an increase in assets of approximately $1,780,000 as of December 31, 1995; (ii) an increase in revenues of approximately $2,149,000 for the year ended December 31, 1995; and (iii) an increase in net loss of approximately $553,000 for the year ended December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results\ of Operations

Financial Condition - Liquidity and Capital Resources

Going Concern

         For the three years ended December 31, 1997, the Company incurred cumulative net losses of $33.6 million and as of December 31, 1997 ("December 1997") has an accumulated deficit approximating $62.9 million. Furthermore, on August 15, 1997, the Company was delisted from Trading on the NASDAQ because it failed to meet the minimum bid requirements of $1 and the minimum net tangible worth requirement of $1 million. Finally, the Company continues to have operating cash flow short falls in all of its segments other than contractual engineering services segment. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management recognizes the need to increase the profitability of the Company and in conjunction therewith, has discontinued three unprofitable segments and a fourth segment which had nominal revenue sources other than intercompany billings to the Company's subsidiaries.

         On May 20, 1997, the Company sold the audio products manufacturing segment, which had accumulated losses of $1.7 million through the date of disposal. The sale of the audio products segment will reduce operating losses and will also eliminate the need to fund cash to the segment. On June 30, 1997, management developed a plan to discontinue the three dimensional products and services segment, which has accumulated losses of $8 million through December 1997 and required accumulated cash infusions from the Company in excess of $5 million through December 1997. Effective December 31, 1997, the Company disposed of the electro mechanical and electro optical products manufacturing and business consulting services segments, which have net accumulated losses of $5.9 million through December 31, 1997 and required cash infusions from the Company in excess of $6 million through December 31, 1996.

         Additionally, effective September 1, 1997, the Company formulated a plan to sell the medical diagnostics segment and such sale was consummated on April 2, 1998. The sale of the medical diagnostics segment resulted in a gain which will be recognized by the company in 1998, and provided the Company with approximately $11 million in net cash, disposed of approximately $13.5 million of intangible assets and relieved the Company from approximately $21 million in debt and capital lease obligations, approximately $3 million of accounts payable and accrued expenses. Management currently anticipates that approximately $3 million of the net proceeds from the sale will be used to pay existing creditors of the Company, leaving $8 million for future investment. Management's on-going plans to achieve profitability require the prudent use of the net cash generated form the sale of the medical diagnostics segment. With that in mind, management intends to evaluate the expected return on investment in determining where to invest such cash whether it be invested in existing business segments or in new business ventures.

         Management recognizes that the sale of the medical diagnostics segment is only one step in addressing the financial difficulties of the Company. For the year ended December 31, 1997 ("1997"), the contract engineering services segment reported net income of $1 million for the first time since it was acquired by the Company in 1994. However, the medical information services, telecommunications and development stage segments continue to report significant losses, a total of $6.2 million for 1997. Recent attempts to adequately fund the telecommunications segment through both private and public funding have not been successful. Although management plans to continue efforts to raise capital for this segment, no assurances can be given that such efforts will be successful and if they are successful that the segment will be managed to profitable levels once adequate funding is in place. During 1996, the medical information services segment completed an initial public offering and received net proceeds of approximately $3.8 million and an additional $1.6 million from the exercise of stock purchase warrants. To date, significantly all of such proceeds have been depleted and the segment has yet to establish significantly increased revenues while current obligations have increased. In December 1997, certain of the medical information services segment's warrant's were exercised providing the segment with approximately $1.9 million in gross proceeds which management estimates will provide one years operating capital for the segment. The failure of the Company to raise significant capital for the unprofitable segments and to achieve profitability when and if adequate funding is in place may force the Company to reduce or cease operations in unprofitable segments and could ultimately force the Company as a whole to cease operations.

Working Capital Condition

         As of December 31, 1996, ("December 1996"), the Company had negative working capital of $5.4 million. As of December 1997, the Company has negative working capital of $18.9 million representing an increase in negative working capital of $13.5 million. Approximately $13.5 million of the negative working capital relates to the net current assets and liabilities of discontinued segments. Excluding the discontinued segments, the Company has approximately $5.3 million in negative working capital for continuing operations. The Company's principal working capital consists of cash and cash equivalents which were $1.3 million at

 December 1997 and $1.2 million at December 1996. For 1997, cash provided by discontinued operations amounted to $1.5 million and net cash provided by (used in) continuing operations was as follows:

Contract Engineering Services                                   $    752,000
Medical Information Services                                    (  1,493,000)
Telecommunications                                              (    988,000)
Development Stage                                               (     16,000)
Corporate and Other                                             (    939,000)
                                                                -------------
  Net Cash Used in Continuing Operations                       ($  2,684,000)
                                                               ==============

         The cash generated by the Contract Engineering Services segment is generated by a publicly held company and as such is not necessarily available to other subsidiaries of the Company. It is imperative that the segments which use significant amounts of cash in operating activities obtain alternative sources of funding, (i.e. equity offerings, debt financing) or increased volume at higher operating margins, in order to continue as operating segments and no assurance can be given that these segments will be able to continue as operating entities.

On April 15, 1998, Mr. George W. Mahoney gave the Company notice that he was exercising his right under his employment agreement with Consolidated to terminate his employment on 90 days' notice. Mr. Mahoney has advised the Company that in his view the agreement requires the company to pay him a lump sum payment equal to his salary for the balance of the term of the agreement which is approximately $2.4 million. The Company's board of directors is evaluating the Company's and Mr. Mahoney's respective rights under his employment contract.

Sources of Cash

         During 1997, sources of cash, other than from operations, included proceeds from the issuance of long-term debt of $680,000 and subordinated debt of $139,000, net advances from asset based lenders of $377,000 million, proceeds from the issuance and exercise of subsidiary stock options and stock purchase warrants of $2 million, collections on repayments of notes receivable of $475,000 and proceeds from the sale of marketable securities of $97,000.

Uses of Cash

         During 1997, uses of cash included $118,000 of debt repayments, payments on capital leases of $37,000, expenditures for software development of $462,000, deferred offering costs of $400,000, capital expenditures of $440,000, payments for loans made of $220,000, purchases of marketable securities of $20,000, equity issuance costs of $75,000 and an increase in other assets of $693,000.

Changes in Other Working Capital Assets and Liabilities

         From December 1996 to December 1997, working capital assets other than cash decreased $230,000. Accounts receivable increased approximately $1.5 million of which $1.3 million relate to the telecommunications segment. The increase in accounts receivable was partially offset by a decrease in the net current assets of discontinued segments of $1.3 million. During the same period, working capital liabilities increased $13.4 of which $8.5 million relates to the net current liabilities of discontinued segments and $4.9 million relates to continuing operations. Accounts payable and accrued expenses increased $3.4 million due primarily to a build up of trade payables of $1.8 million in the telecommunications segment and $898,000 in corporate and other. The build up in payables for the telecommunications segment is a result of not generating adequate cash flows to cover commitments to vendors and the increase in corporate and other payables is due primarily to an increase in accrued compensation payable to the former chief operating officer. Current debt increased approximately $1 million, which is a factor of $377,000 of net advances from asset-based lenders and approximately $680,000 of new debt net of scheduled repayments. The remaining increase in working capital liabilities is a $902,000 increase in billings on uncompleted projects within the telecommunications and medical information services segments.

Effect of Loan Defaults

         The Company is in technical default on loans and interest approximating $7.1 million at December 1997 relating to the discontinued medical diagnostics segment. On October 22, 1997, involuntary petitions (the "Petitions") were filed under chapter 7 of the U.S. Bankruptcy Code against certain subsidiaries of the Company operating in the medical diagnostics segment. In January 1998 such petitions were dismissed. Currently, it is estimated that the Company will pay approximately $1.5 million for full settlement of such debt.

Delinquent Payroll Taxes

         A subsidiary of the Company, which operated in the discontinued three dimensional products and services segment, owes delinquent payroll taxes and related interest and penalties of approximately $190,000. It is anticipated that such obligations will be repaid during 1998.

Results of Operations

         During 1997, the Company discontinued five of its operating segments, three dimensional products and services, medical diagnostics, electro mechanical and electro optical products manufacturing, business consulting services and audio products manufacturing segments. Additionally, during 1997, the Company is reporting a new segment called development stage, which includes a subsidiary that has not yet developed a salable or marketable product. As a result of the above, the prior period data has been reclassified to conform to the above changes in segment reporting.

Loss from Continuing Operations

         Comparing 1997 to the year ended December 31, 1996 ("1996"), the aggregate decrease in loss from continuing operations consisted of the following:

                                                                Income (Loss) from Operations

                                                                  1997                  1996                Variance
                                                                  ----                  ----                --------
         Contract Engineering Services                       $   1,402,000         $     187,000         $   1,215,000
         Medical Information Services                        (   2,863,000)        (   5,843,000)            2,980,000
         Telecommunications                                  (   2,018,000)        (     929,000)        (   1,089,000)
         Development Stage                                   (      16,000)                   --         (      16,000)
         Corporate and Other                                 (   3,343,000)        (   3,143,000)        (     200,000)
         Intercompany Transactions                           (     239,000)              180,000         (     419,000)
                                                             --------------        -------------         --------------
               Loss from Operations                         ($   7,077,000)       ($   9,548,000)        $   2,471,000
                                                            ===============       ===============        =============


         Comparing 1996 to the year ended December 31, 1995 ("1995"), the aggregate decrease in loss from continuing operations consisted of the following:

                                                                Income (Loss) from Operations

                                                                  1996                  1995                Variance
                                                                  ----                  ----                --------
         Contract Engineering Services                       $     187,000        ($   3,816,000)        $   4,003,000
         Medical Information Services                        (   5,843,000)        (   2,274,000)        (   3,569,000)
         Telecommunications                                  (     929,000)        (     474,000)        (     455,000)
         Corporate and Other                                 (   3,143,000)        (   6,319,000)            3,176,000
         Intercompany Transactions                                 180,000         (      27,000)              207,000
                                                                   -------         --------------              -------
               Loss from Operations                         ($   9,548,000)       ($  12,910,000)        $   3,362,000
                                                            ===============       ===============        =============


         During 1996, the medical information services segment incurred non-cash expense of $3.7 million from the issuance of below market stock options and stock purchase warrants and $1.8 million from the issuance of common stock in lieu of cash for services rendered. During 1995, contract engineering services and corporate and other includes $2.2 million and $3.9 million, respectively, from the issuance of non-employee directors and consultants stock options.

Other Income and Expense

         Interest expense approximated $1.1 million for 1997, 1996 and 1995. Such interest is primarily from advances on receivables from asset based lendors in the contract engineering, medical information services and telecommunications segments. During 1997, the Company realized losses of $368,000 on the sale of marketable securities of which $203,000 relates to the sale of Trans Global Services, Inc. ("Trans Global") stock to the president of Trans Global and $165,000 relates to the sale of Netsmart, Inc. stock to executives of Netsmart, Inc. During 1996 the Company realized $823,000 on the sale of marketable securities primarily from the sale of Netsmart warrants held by the Company. Other net expense amounted to $1.2 million for 1997 of which the major components consist of $500,000 for the Lafayette settlement (see footnote 19 of the financial statements), $140,000 of loss on a joint venture of the medical information services segment and $390,000 of financing costs for the telecommunications segment.

Income Tax Benefit (Provision)

         The Company's benefit (provision) for income taxes was 2.8%, (0.5%) and 0.1% of income before taxes for 1997, 1996 and 1995, respectively. The Company will have a net operating loss carryforward of approximately $33.4 million. The net operating loss carryforward expires beginning in 1998 through 2012.

Minority Interest in (Income) Loss of Subsidiaries

         For 1997, 1996 and 1995, the minority interest in loss of subsidiaries approximated $2.4 million, $3.1 million and $3.7 million, respectively. Changes in the minority interest in the income and loss of subsidiaries are a result of the inherent differences in the net income and loss of subsidiaries from period to period.

Discontinued Operations

         The operations of discontinued segments resulted in losses of $5.3 million, $3 million and $1.1 million for 1997, 1996 and 1995, respectively. The aggregate losses from discontinued operations consists of the following:

                                                                Income (Loss) from Discontinued Operations

                                                                  1997                  1996                  1995
                                                                  ----                  ----                  ----
         Medical Diagnostics                                ($   1,188,000)        $   1,446,000         $   2,682,000
         Audio Products Manufacturing                        (     293,000)        (     893,000)        (     544,000)
         Electro Mechanical and Electro Optical Products
             Manufacturing                                   (   2,604,000)        (   2,164,000)        (   1,184,000)
         Business Consulting Services                              221,000               263,000               191,000
         Three Dimensional Products and Services             (   1,636,000)        (   1,471,000)        (   2,284,000)
         Intercompany Transactions                                 238,000         (     180,000)               27,000
                                                                   -------               -------                ------
               Loss from Discontinued Operations            ($   5,262,000)       ($   2,999,000)       ($   1,112,000)
                                                            ===============       ===============       ===============


         The medical diagnostics segment's 1997 loss includes the write-off of deferred offering costs of approximately $750,000 from the terminated public offering, $408,000 for settlement costs paid to former limited partners of one of the medical diagnostics segment's imaging centers and increased legal and professional fees of approximately $1 million. The increased legal fees resulted from litigation that occurred during 1997. Additionally, the 1997 medical diagnostics loss includes $250,000 of estimated losses to be incurred from December 1997 until the date that the sale was consummated.

         The audio products manufacturing segment's 1997 loss includes the operating activity through May 20, 1997, the date of disposal and for 1995 includes the operating activity from April 1, 1995, the date of acquisition, through December 31, 1995.

         The electro mechanical and electro optical products manufacturing segment includes Televend, Inc. and FMX Corp., which did not start operations until 1996 and as such are not included in 1995. The operations of SpecTec, Inc., the holding company of two operating entities is included in the results of operations for all three years reported.

         The business consulting services segment's only significant activity is intersegment sales. The portions of such intersegment among the other discontinued segments are included in the intercompany transaction line of the above table.

         The three dimensional products and services segment's 1997 loss includes $250,000 for estimated loss to be incurred from December 1997 until the complete disposal of the segment. The 1995 three dimensional products and services segment loss includes approximately $250,000 of loss from European operations that were shut-down in the first quarter of 1996.

         The loss on disposal of segments includes a gain of $129,000 related to the sale of the audio products manufacturing segment and an estimated loss on the disposal of the three dimensional products and services segment of and $465,000.

Consolidated Net Loss

         As a result of the foregoing, the Company incurred net losses of $12.7 million, $9.6 million and $11.4 million, respectively and net losses per common share of $0.27, $0.23 and $0.51, respectively, for 1997, 1996 and 1995.

Year 2000 Issues

         The Company's subsidiaries have not conducted a comprehensive review of their computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company plans to address the Year 2000 Issue at the subsidiary level during 1998. All computer systems used by the holding company are already year 2000 compliant. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently is not in a position to determine the short or long-term impact of the Year 2000 Issue on its subsidiaries, however if significant year 2000 Issues exist and are not addressed timely, the impact may have a material adverse effect on the Company as a whole.

         Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves are discussed further within the respective industry segment discussions.

                                                                                               Percentage of Total
                                                                                             Year Ended December 31,
                                                                                     1997             1996              1995
                                                                                     ----             ----              ----
         Revenues
         Contract Engineering Services                                               82%               82%              86%
         Medical Information Services                                                 9%               11%              10%
         Telecommunications                                                          10%               7%                4%
         Intercompany Transactions                                                   (1%)              --                --

         Gross Profit (Loss)
         Contract Engineering Services                                               77%               74%              60%
         Medical Information Services                                                20%               19%              30%
         Telecommunications                                                           9%               7%               10%
         Intercompany Transactions                                                   (6%)

         Selling, General and Administrative Expense
         Contract Engineering Services                                               34%               30%              40%
         Medical Information Services                                                29%               43%              22%
         Telecommunications                                                          18%               9%                6%
         Development Stage                                                            *                --                --
         Corporate and Other                                                          21               19%              32%
         Intercompany Transactions                                                   (2%)             (1%)               *

         * - Less than one percent.


Contract Engineering Services

         The contract engineering services segment reflects the operations of Trans Global Services, Inc. ("Trans Global") and its two subsidiaries, Avionics Research Holdings, Inc. ("Avionics") and Resource Management International, Inc. ("RMI"). Trans Global is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations.

         Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of Trans Global's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, Trans Global is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, Trans Global's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, Trans Global's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until Trans Global satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that Trans Global experiences turnover in employees, its gross margin will be adversely affected. For example, in 1997, Social Security taxes are payable on the first $65,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for Trans Global to pay Social Security tax for such employee. Since most of Trans Global's employees receive compensation in excess of that amount, Trans Global's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

         For 1997, Trans Global had revenues of $75.7 million reflecting an increase of 21% over the revenues of 1996 and a 20% increase over the revenues of 1995. This increase is significant because it includes the impact of the loss of a sizable contract on January 1, 1996 from one of Trans Global's larger customers. This increase is a reflection of the success of Trans Global's continuing sales and placement efforts. During 1997, approximately 63% of Trans Global's revenue was derived from its three largest clients and 80% of such revenue was derived from its five largest clients. In 1996, approximately 61% and 75% of Trans Global's revenue was derived from those same clients. In 1995, 62% of Trans Global's revenues were derived from the three largest clients. The merger and acquisition trend in the aircraft and aerospace industry is the major reason why a high percentage of Trans Global's revenues are from a small number of clients. However, Trans Global does business with various divisions of each of those clients, who act autonomously when selecting their suppliers. Gross margins for 1997 are 6.5% and 38.8% higher than they were for 1996 and 1995 respectively. This increase can be attributed to Trans Global's recent successful efforts to penetrate the "Information Technology" sector of the marketplace, which generates higher gross margins than Trans Global's more traditional marketplace, as well as Trans Global's strategy to drop those clients with relatively low margins.

         Selling, general and administrative expenses exclusive of related party expenses increased by 5.7% compared to 1996 and decreased by 24.8% compared to 1995. The increase in 1997 can be attributed to costs of $322,000 that were incurred with respect to an aborted attempt to raise capital. Although, Trans Global still plans on raising capital through an equity placement those costs associated with the initial placement had to be written off. Trans Global is committed to controlling selling, general and administrative costs as these financial statements illustrate. The decrease in 1997 with respect to the selling, general and administrative expenses incurred in 1995 is due to the high level of expenses in 1995 resulting from the issuance of securities to consultants in 1995 ($2.3 million) and penalties for late withholding taxes ($1 million). Trans Global completed its payment schedule with the Internal Revenue Service in July 1997 and is presently current with regard to all of its taxes.

         During 1995, Trans Global incurred $528,000 of acquisition expenses relating to the issuance of securities in connection with the Trans Global Transaction. The acquisition expenses reflect the value of Common Stock issued to a finder in connection with the Trans Global Transaction and in consideration of agreements by certain of Trans Global's stockholders to enter into lock-up agreements. The delivery of such shares of Common Stock was deferred until after Trans Global's certificate of incorporation was amended to increase its authorized Common Stock. No comparable expenses were incurred in 1997 or 1996.

         Trans Global finances its payroll obligations by borrowing from a non-affiliated asset-based lender at an interest rate of 2% in excess of prime. Trans Global also pays a fee of 0.3% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. This reflects a reduction in the financing charges resulting from a June 1995 amendment to its borrowing agreement. Prior to the amendment, Trans Global paid interest at a rate of 4% in excess of prime and a fee of 1% of its borrowings relating to RMI's operations. Pursuant to a letter dated January 29, 1998 the asset-based lender has agreed to continue the present financial agreement through December 31, 1998. The borrowings are secured by a security interest in all of Trans Global's assets. At December 31, 1997, such borrowings from the asset-based lender were approximately $3.6 million. The ability of Trans Global to increase profits is dependent in part upon its ability to reduce its financing costs. The interest rate (exclusive of the fee) payable by Trans Global at December 31, 1997 was 10.50% and at December 31, 1996 and 1995 was 10.25%. During 1997, the
interest expense was approximately $775,000 as compared to $712,000 in 1996 and $963,000 in 1995. The increase in interest expense from 1996 to 1997 can be attributed to the increased borrowing during the year as a result of the increase in the accounts receivable borrowing base. The decrease in interest expense from 1995 to 1996 reflects the reduced borrowing rates, which became effective June 1995

         Amortization of customer lists and other intangible assets was reduced in 1997 by 26.6% as compared to 1996 and 1995 due to certain intangible assets related to Avionics Research Holdings having been fully amortized during the year.

         During 1996 Trans Global established a $300,000 reserve in connection with the claim by the DOL arising from the acquisition of Job Shop assets. In 1997, Trans Global reached an agreement with the DOL and the independent trustee of the Job Shop technical Services, Inc., 401(k) Plan (collectively "DOL"). Trans Global agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 of which nine payments remain as of December 31, 1997.

         As a result of the above, Trans Global had net income of approximately $1 million for 1997, as compared with a loss of $681,000 1996 and a loss of $4.7 million in 1995. Trans Global believes that now that it has completed its obligation to the IRS with regard to the delinquent payroll taxes and has resolved the situation with the DOL it will be successful in its negotiations with asset-based lenders towards reducing its finance costs which will increase profits to a greater extent. However, no assurance can be given that Trans Global can or will operate profitably in the future.

Medical Information Services:

         The medical information services segment consists of the activity of two companies, Netsmart Technologies, Inc., ("Netsmart") and Creative Socio Medics, Inc. ("CSM"). For purposes herein, references to Netsmart relate to he operation of both Netsmart and CSM unless indicated otherwise. Netsmart is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network-computing environment. Netsmart has developed proprietary network technology utilizing smart cards I financial health care network systems.

Years Ended December 31, 1997 and 1996

         Netsmart's revenue for 1997 was $7.9 million, a decrease of approximately $659,000, or 8% from the revenue for 1996 which was $8.5 million. This decrease results from a decrease in revenue from $1,879,000 in 1996 to $95,000 in 1997, from a contract with IBN Inc. ("IBN"). IBN represented Netsmart's most significant customer for 1996, accounting for approximately 22% of revenue. Netsmart is no longer providing professional services to IBN.

         Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in 1997, accounting for $7.6 million or 97% of revenue. The largest component of revenue in 1997 was data center (service bureau) revenue, which increased to $2,235,000 in 1997 from $2,207,000 in 1996, reflecting an increase of 1%. The turnkey systems revenue increased to $2,107,000 in 1997 from $1,663,000 in 1996, reflecting an increase of 27%. This increase is substantially the result of growth in the turnkey backlog and the ability of Netsmart to provide the staff necessary to generate the additional revenue. Maintenance revenue increased to $1,280,000 in 1997 from $1,226,000 in 1996, reflecting a 4% increase. Revenue from third party hardware and software decreased to $1,078,000 in 1997 from $1,114,000 in 1996, a decrease of 3%. Sales of third party hardware and software are made in connection with the sales of turnkey systems. License revenue increased to $737,000 in 1997 from $329,000 in 1996, a 124% increase. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Netsmart believes that the increase in 1997 installations should enable Netsmart to increase the maintenance revenue in future periods. Revenue associated with methadone turnkey installations, which were partially the result of the Johnson Computer Systems acquisition in October 1997 amounted to $198,000 in 1997.

         Revenue from contracts from government agencies represented 34% of revenue for 1997. Netsmart believes that such contracts will continue to represent an important part of its business, particularly its health information systems business.

         Gross profit increased to $1,727,000 in 1997 from $1,332,000 in 1996, a 30% increase. The increase in the gross profit was substantially the result of a reduction of costs associated with the IBN contract as well as the increase in revenue from the health information systems mentioned above, particularly the increase in license revenue which is highly margined.

         Selling, general and administrative expenses were $4.6 million in 1997, a decrease of 36% from the $7.1 million in 1996. During 1996, Netsmart incurred non cash compensation charges of $3.5 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. During 1996, Netsmart issued 500,000 common shares to certain note holders and 25,000 common shares to Netsmart's asset based lender. As a result of such issuance, Netsmart incurred a financing cost charge to operations of approximately $1.7 million. During 1997, Netsmart incurred research and development expenses in the amount of $201,000, which were related to Netsmart's health information systems products. In addition, Netsmart capitalized $204,000 of health information systems software development costs associated with such products as its clinician workstation, BHIS for windows, managed care and methadone dispensing products. Netsmart also capitalized $258,000 of software development costs associated with a customer activated terminal product. The amount of amortization associated with these products in 1997 amounted to $59,000 and was charged to cost of sales. In 1996, Netsmart incurred research and development expenses of $278,000, which were related to Netsmart's contract with IBN and the development of SmartCard products. During 1997 Netsmart wrote down to net realizable value substantially all of the assets associated with its EDTO division. Such assets consisted of accounts receivable, costs and estimated profits in excess of interim billings, computer equipment, capitalized software and its investment in the CCAC joint venture. The effect of this adjustment resulted in a one time charge to income in the amount of $1.5 million.

         In 1997, Netsmart's 50% share of its loss in its joint venture corporation with respect to the development of CCAC software purchased in 1996 decreased from $264,000 in 1996 to $140,000 in 1997.

         Interest expense was $308,000 in 1997, a decrease of $164,000, or 35% from the interest expense in 1996. This is a result of a decrease in the average borrowings during 1997. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loans at a rate equal to prime plus 8 1/2% plus a fee of 5/8% of the face amount of the invoice.

         As a result of the foregoing factors, Netsmart incurred a net loss of $3.5 million in 1997 as compared with a net loss of $6.6 million in 1996.


Years Ended December 31, 1996 and 1995

         Netsmart's revenue for 1996 was $8.5 million, an increase of $1.1 million, or 15% from the revenue for 1995 which was $7.4 million. Approximately $1,550,000 of the increase in revenue was generated pursuant to Netsmart's agreement with IBN. IBN represented Netsmart's most significant customer for 1996, accounting for approximately 22% of revenue. Furthermore, through December 31, 1996 IBN has generated revenue of $2.4 million, or approximately 89.6% of Netsmart's total revenue from the SmartCard systems during the two years ended December 31, 1996 and 1995 on a combined basis. The revenue generated to date includes approximately $419,000 of guaranteed royalties. As of December 31, 1996, the contract was more than 80% complete. Netsmart is continuing to provide professional services to IBN, although revenues from such services have declined substantially from the level at the beginning of the year. Netsmart intends to expand its marketing effort for its CarteSmart System, however, at December 31, 1996, Netsmart did not have any significant contracts for the CarteSmart system.

         Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in 1996, accounting for $6.5 million or 76% of revenue. However, as a result of the increase of revenue from SmartCard systems, principally from IBN, revenue from health information systems and services declined as a percentage of total revenue. Except for revenue from the IBN contract, the largest component of revenue in 1996 was data center (service bureau) revenue which increased to $2,207,000 in 1996 from $1,742,000 in 1995, reflecting an increase of 27%. The turnkey systems revenue decreased to $1,663,000 in 1996 from $1,777,000 in 1995, reflecting a decrease of 6%.
Maintenance revenue increased to $1,226,000 in 1996 from $1,099,000 in 1995, reflecting a 11% increase. Revenue from third party hardware and software decreased to $1,114,000 in 1996 from $2,148,000 in 1995, a decrease of 48%.
Sales of third party hardware and software are made only in connection with the sales of turnkey systems. License revenue increased to $329,000 in 1996 from $162,000 in 1995. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance. Netsmart believes that the increase in 1996 installations should enable Netsmart to increase the maintenance revenue in future periods.

         Revenue from contracts from government agencies represented 31% of revenue for 1996. Netsmart believes that such contracts will continue to represent an important part of its business, particularly its health information systems business. In 1996, contracts from government agencies accounted for approximately 40% of its revenue from health information systems.

         Gross profit decreased to $1,610,000 in 1996 from $1,764,000 in 1995, a 9% decrease. The decrease in the gross profit was substantially the result of costs associated with the completion of the IBN contract. At December 31, 1996 the IBN contract was more than 80% complete.

         Selling, general and administrative expenses were $7.1 million in 1996, an increase of 69% from the $4.2 million in 1995. During 1996, Netsmart incurred non cash compensation charges of $3.5 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than the market value of the Common Stock at the date of approval by the board of directors. During 1996, Netsmart issued 500,000 common shares to certain note holders and 25,000 common shares to Netsmart's asset based lender. As a result of such issuance, Netsmart incurred a financing cost charge to operations of approximately $1.7 million. Additionally, Netsmart wrote off $460,000 of deferred offering costs in 1995. During 1996, Netsmart incurred research and development expenses in the amount of $278,000, which were related to Netsmart's contract with IBN and the development of SmartCard products. Also during 1996 Netsmart incurred capitalized software development costs in the amount of $279,000 of which $28,000 has been amortized in 1996 and charged to cost of sales. In 1995, Netsmart incurred research and development expenses in the amount of $699,000.

         In 1996 Netsmart recognized its 50% share of its loss in its joint venture corporation with respect to the purchase of SATC software. The amount of such loss was $264,000.

         Interest expense was $473,000 in 1996, an increase of $118,000, or 33% from the interest expense in 1995. The most significant component of the interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender, which it pays interest equal to the greater if 18% per annum or prime plus 8% plus a fee of 1% of the face amount of the invoice.

         As a result of the foregoing factors, Netsmart incurred a net loss of $6.6 million in 1996 as compared with a net loss of $2.9 million in 1995.

Telecommunications:

         This segment consists of the operations of ARC Networks, which is engaged in the business of marketing a wide range of telecommunications services including the resale of local exchange services through Competitive Access Providers ("CAP"), the design and installation of end-user networks in addition to its newly formed debit card services and domestic and international long distance services.

         Revenues for 1997 were $9.7 million compared to $5.6 million and $3.3 million 1996 and 1995, respectively, reflecting increases of 73% and 72%, or $4 million and $2.3 million. The following table sets forth the revenues from continuing operations and percentage of revenues during 1997, 1996 and 1995 from each business line.

                                               1997                        1996                        1995
                                               ----                        ----                        ----
          Telephone Services           $     7,184,000   75%       $     4,410,000   79%       $     1,275,000    39%
          Data Cabling Services              2,464,000   25%             1,173,000   21%             1,978,000    61%
                                             ---------                   ---------                   ---------
          Total                        $     9,648,000             $     5,583,000             $     3,253,000
                                             =========                   =========                   =========

         The increase in revenue in 1997 compared to 1996 and 1995 is a result of greater market penetration into the local telephone market, principally NYC, through ARC Network's reseller programs with Teleport Communications Group ("TCG"), a Competitive Local Exchange Carrier and, beginning in April 1997, ARC Network's reseller program with Bell Atlantic, the Incumbent Local Exchange Carrier, and increases in ARC Network's data cabling installation business, respectively.

         Sales to customers made through TCG's reseller program increased by $1.3 million, or 45% to $4.3 million in 1997 from $2.9 million in 1996 and sales increased $1.7 million, or 134% in 1996 from $1.3 million in 1995. Sales to customers made through the Bell Atlantic reseller program were $992,000 during 1997. In May 1997, ARC Networks also began reselling long distance phone service through several carriers, but predominantly Frontier Communications. Revenues attributed to long distance in 1997 were $432,000. ARC Networks also recorded $17,000 of commission income on telecommunications products in 1997.

         Sales in the Data Cabling Installation line increased 111% in 1997 compared to 1996 but decreased 810,000, or 41%, from 1995 to 1996. In 1997, ARC Networks performed approximately $1 million of services for New York State in connection with updating its buildings for computers and Internet services. ARC Networks also continued to benefit from its subcontract with Mitel Systems, Inc., which is the primary contractor with the NYC Schools to rewire classrooms for computer and Internet services. Sales to Mitel in 1997 and 1996, respectively, were $538,000 and $327,000. At December 31, 1997 ARC Networks had billed unearned revenues, for which the work has not yet been completed, of approximately $1,1 million which will all be recognized in the first half of 1998.

         Total cost of revenue operations during 1997 was $8.9 million compared to $5 million and $2.6 million for 1996 and 1995, respectively, reflecting an increase of $3.8 million and $2.6 million, or 75% and 98%, respectively. Total gross margins were 8%, 9% and 2l%, respectively during 1997, 1996 and 1995, respectively.

         Gross margins for Arc Networks telephone service were 1%, 7% and 15% during 1997, 1996 and 1995, respectively. The most significant reasons for the continuing decline in Arc Networks' margins are (1) Arc Networks' continuing inability to generate sufficient revenue from its debit card operations to cover both the cost of providing telephone service and the cost of maintaining the equipment used to track debit card usage and (2) significant start-up costs incurred in 1997 in connection with Arc Networks' reseller agreement with Bell Atlantic, which costs are charged to cost of revenue. In addition, although Arc Networks priced the telephone service offered pursuant to the Bell Atlantic program to take advantage of the large volume purchase discount provided by Bell Atlantic, it has not reach the necessary volume level, which had an adverse effect upon its gross margin for such service. No assurance can be given that Arc Networks will generate sufficient volume to enable it to benefit from such discount.

         It is ARC Network's intention to significantly restructure the debit card operation by eliminating the unprofitable sale of debit cards on a prepaid basis and only selling cards on a cost plus basis which would allow it to recoup all costs incurred after the card has been used. ARC Networks has experienced problems with the sale of prepaid debit cards because of its inability to price the cards properly and track the usage properly with these cards. ARC Networks believes that it requires approximately $350,000 of sales of cost plus debit cards per month in order to be profitable in this line of business. It currently has orders, which are below that level, however, it is currently negotiating with several large customers, which should enable it to reach the required level of sales to be profitable. In 1998, ARC Networks received an open purchase order from Southern New England Telephone ("SNET") to purchase up to a maximum of $5 million of debit card services. However, there is no commitment from SNET to purchase any minimum debit card services and there can be no assurances that ARC Networks will ever generate sufficient debit card business to enable it generate a positive gross margin.

         ARC Network's initial focus in the resale of telephone services has been to build its customer base and market share. In this regard, ARC Networks has waived installation charges and has absorbed certain costs and charges relating to signing up new customers and acquiring certain equipment needed to make the connection to the customer. Such costs are being expensed immediately without a corresponding increase in revenue. In addition, $1.8 million and $710,000 of sales in 1997 and 1996 were to one customer at a margin of 5% for service and 10% for recurring charges, such as line features. These sales at lower margins, although not customary, will become a smaller percentage of total sales if revenues continue to grow in this line.

         Gross margins for ARC Network's data cabling installation services were 28%, 16% and 9% during 1997, 1996 and 1995, respectively. During the 1997, ARC Networks managed approximately 60 different jobs, principally with the State of New York and Mitel. In 1995 and 1996, the projects received by ARC Networks were based on the lowest bid, where as the jobs currently being received are based on a market niche carved out in the government sector.

         Selling, general and administrative expenses were $2.7 million, $1.5 million and $1.2 million, or 28%, 26% and 36% of total sales during 1997, 1996 and 1995, respectively. In the second half of 1996, ARC Networks added four sales personnel to promote ARC Network's phone services and a Vice President of Sales, in March 1997 it hired a controller to manage its finances, several supervisors were added to manage its cable installation business as volume in this line continued to grow and a customer service department was established in mid 1997 to support the local telephone market which ARC Networks is penetrating. The customer service department is required by state statute in the various areas in which ARC Networks is selling local phone service. ARC Networks also opened offices in Florida and Illinois in 1997 to begin direct sales efforts in those regions, although these offices were closed before year end due to ARC Network's inability to fund these marketing efforts. As of December 31, 1997, ARC Networks was qualified to sell phone service in 15 states. In this regard, ARC Networks has spent approximately $50,000 in legal fees in 1997. The principal components of selling, general and administrative expenses during 1997 were: personnel costs of $1.4 million, sales commissions of $217,000, travel and trade show expenses of $144,000, costs associated with a failed underwriting of ARC Network's common stock of $162,000, rent and utilities of $125,000, legal and accounting fees of $74,000, advertising of $52,000, office equipment and supplies of $146,000, depreciation expense of $47,000 and provision for bad debts of $30,000. The principle components of selling, general and administrative expenses for 1996 were: personnel costs of $773,000, sales commissions of $144,000, travel and trade show expenses of $151,000, office equipment, supplies and other expenses of $203,000, rent and utilities of $68,000, legal and accounting of $54,000, a provision for bad debts of $55,000 and advertising of $8,000. The principle components of selling, general and administrative expenses for 1995 were: $694,000 for personnel costs, $190,000 for sales commissions, $108,000 for travel and trade show expenses and $124,000 for office equipment, supplies and other expenses, $45,000 for rent and utilities and $18,000 for provision for bad debts.

         ARC Networks will be adding a Director of Sales to organize its sales and marketing efforts and its agent program at an estimated cost of $75,000 to $100,000 annually. Offsetting this requirement, in the fourth quarter of 1997, ARC Networks restructured certain positions and eliminated four others, which should produce savings of approximately $450,000 to $500,000 annually. It also has contracted with an advertising firm to provide it with sales and marketing support for its various product lines.

         ARC Networks incurred total interest expense of $326,000, $167,000 and $69,000 during 1997, 1996 and 1995, respectively. ARC Networks obtained an 8% $550,000 loan in February 1997 on which it recorded $39,000 of interest expense. In September 1997, ARC Networks received a 12% $250,000 loan on which it recorded interest expense of $9,000. The loan from ARC Network's asset based lender, which was outstanding in both 1997 and 1996, produced interest expense of $32,000 and 35,000, respectively. The interest rate on such loan was 10.25% for the past two years. Interest expense of $121,000, $107,000 and $69,000 was incurred on loans from related parties during 1997, 1996 and 1995. ARC Networks received a $350,000 equipment loan in 1996 on which interest in 1997 and 1996 was $117,000 and $25,000.

         As a result of the above, ARC Networks reported net losses of $2.7 million, $1.1 million and $545,000 during 1997, 1996 and 1995, respectively.

         Development Stage

         The development stage segment consists of a company, which has no operating activity and incurred approximately $16,000 in research and development expenses.

Corporate and Other:

Selling, General and Administrative Expense

         Corporate selling, general and administrative expenses increased $200,000 when comparing 1997 to 1996 and decreased by $3.3 million when comparing 1996 to 1995. In 1995 selling, general and administrative expenses included non-cash consulting fee expenses incurred upon the issuance of non-employee directors and consultant's stock options of $3.9 million. No such consulting fees were incurred at the holding company level during 1997 and 1996. The remaining expenses, which consist primarily of executive and administrative salaries and benefits, accounting and legal fees, consulting fees and office expenses, remained relatively level with the prior periods. During 1998, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisitions and capitalization activities which cannot be quantified on a prospective basis.

Impact of Inflation:

         The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III

         Part III, consisting of Items 10, 11, 12 and 13, is incorporated by reference from the definitive proxy statement relating to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 1997.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements

F-3           Report of Moore Stephens, P.C. Independent Certified Accountants
F-4 & F-5     Consolidated Balance Sheets as of December 31, 1997 and 1996
F-6           Consolidated Statements of Operations for the Years Ended
               December 31, 1997, 1996 and 1995
F-7 - F-9     Consolidated Statements of Shareholders' Equity for the
               Years Ended December 31, 1997, 1996 and 1995
F-10 - F-12   Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995
F-13 - F-45   Notes to Consolidated Financial Statements

2. Financial Statement Schedules
         None

3. Reports on Form 8-K
         On April 21, 1997, the Company filed an 8-K regarding the Lafayette
          Industries, Inc. settlement agreement.

4.    Exhibits

1     Certificate of Incorporation(1)
3.2   By-laws(1)
10.1 Agreements relating to the acquisition and financing of International Magnetic Imaging, Inc. and its affiliated companies.(2)
10.2 Plan and agreement of reorganization dated as of April 13, 1994 by and among the Registrant, CSM Acquisition Corp., Carte Medical Corporation, Creative Socio-Medics Corp. and Advanced Computer Techniques, Inc., as amended.(3)
10.3 Employment agreement dated March 21, 1995, between the Registrant and George W. Mahoney.(6)
10.4 Employment agreement dated October 1, 1994, between the Registrant and Lewis S. Schiller.(6)
10.5 Agreement dated as of March 31, 1995 among SIS Capital Corp., DLB, Inc., Joseph G. Sicinski and Concept Technologies Group, Inc., including exhibits and disclosure letters.(5)
10.6 Agreement dated December 20, 1996 relating to the acquisition of Lafayette Industries, Inc.(8)
10.7 Employment agreement dated April 11, 1997, between the Registrant and George W. Mahoney.(10)
10.8  Settlement agreement between SIS Capital and Lafayette Industries, Inc.(9)
10.9  Employment agreement dated January 1, 1997.(11)
11.1  Calculation of earnings per share
21.1  List of Subsidiaries of Registrant.
27    Financial Data Schedule.(7)
-------

(1) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.
(2) Included as exhibits to the Registrant's report on Form 8-K, as amended, dated July 19, 1994, and incorporated herein by reference.
(3) Included as exhibits to the Registrant's report on Form 8-K, as amended, dated June 16, 1994, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(5) Filed as exhibit to the Company's report on Form 8-K, dated April 19, 1995, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's annual report on Form 10-K for the five month transition period from August 1, 1994 to December 31, 1994.
(7)   Filed only to the SEC in electronic format.
(8) Included as exhibits to the Registrant's report on Form 8-K dated December 20, 1996, and incorporated herein by reference.
(9) Included as exhibits to the Registrant's report on Form 8-K dated April 21, 1997, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996.
(11) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the six months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED TECHNOLOGY GROUP, LTD.

Date:    April 14, 1998                   /s/_____________________________
                                          Seymour Richter
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                 Date
---------                 -----                                 ----



/s/________________       President and Chief Executive         April 14, 1998
Seymour Richter           Officer (Principal Executive
                          Officer)


/s/________________       Chief Financial Officer               April 14, 1998
George W. Mahoney         (Principal Financial and
                          Accounting Officer)


/s/________________       Director                              April 14, 1998
Edward D. Bright


/s/________________       Director                              April 14, 1998
Don Chaifetz

              CONSOLIDATED TECHNOLOGY GROUP, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

              CONSOLIDATED TECHNOLOGY GROUP, LTD AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                      INDEX


Independent Auditor's Report                                           F-3

Consolidated Balance Sheets - December 31, 1997 and 1996            F-4 - F-5

Consolidated Statements of Operations - Years Ended
 December 31, 1997, 1996  and 1995                                     F-6

Consolidated Statement of Shareholders' Equity -
 Years Ended December 31, 1997, 1996  and 1995                      F-7 - F-9

Consolidated Statements of Cash Flows -
 Years Ended December 31, 1997, 1996  and 1995                     F-10 - F12

Notes to Consolidated Financial Statements                         F-13 - F-45

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Consolidated Technology Group Ltd..
New York, New York


         We have audited the accompanying consolidated balance sheets of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and as discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has certain debt in default; and has an accumulated deficit at December 31, 1997 of approximately $63 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MOORE STEPHENS, P.C.
Certified Public Accountants,

Cranford, New Jersey
March 30, 1998

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets


                                                              December 31,
                                                              ------------
                                                                        1996
                                                                      Restated
                                                                     (footnotes
                                                          1997       19 & 20 )
                                                          ----       ---------
Assets:
 Current assets:
  Cash and cash equivalents                           $ 1,268,000   $ 1,185,000
  Receivables, net of allowances                       10,039,000     8,580,000
  Inventories                                                  --        13,000
  Loans receivable                                             --       269,000
  Excess of accumulated costs over related billings       642,000       938,000
  Prepaid expenses and other current assets               298,000       142,000
  Net current assets of discontinued segments           1,044,000     2,311,000
                                                        ---------     ---------
    Total current assets                               13,291,000    13,438,000
                                                       ----------    ----------

 Property, plant and equipment, net                       636,000       919,000
                                                          -------       -------

 Other assets:
  Capitalized software development costs                  183,000       251,000
  Goodwill, net                                           776,000       824,000
  Covenants not to compete, net                                --        60,000
  Customer lists, net                                   5,681,000     5,967,000
  Deferred offering costs                                  71,000       151,000
  Receivables, related parties                            655,000       918,000
  Marketable securities                                    19,000       241,000
  Other assets                                            742,000        49,000
  Net assets of discontinued segments                  15,617,000    11,316,000
                                                       ----------    ----------
    Total Other Assets                                 23,744,000    19,777,000
                                                       ----------    ----------

      Total Assets                                    $37,671,000   $34,134,000
                                                      ===========   ===========


                 See notes to consolidated financial statements

              Consolidated Technology Group Ltd. and Subsidiaries
                          Consolidated Balance Sheets

                                                                       December 31,
                                                                       ------------
                                                                                1996
                                                                              Restated
                                                                             (footnotes
                                                                   1997       19 & 20 )
                                                                   ----       ---------
Liabilities and Shareholders' Equity:
 Current liabilities:
  Accounts payable and accrued expenses                       $ 7,632,000     $ 4,236,000
  Accrued payroll and related expenses                          1,834,000       2,187,000
  Accrued interest                                                  9,000         101,000
  Income taxes payable                                             76,000          85,000
  Interim billings in excess of costs and estimated profits     2,346,000       1,444,000
  Current debt obligations                                      5,651,000       4,618,000
  Current portion of capitalized lease obligations                 39,000          41,000
  Notes payable, related parties                                   10,000              --
  Net current liabilities of discontinued segments             14,611,000       6,096,000
                                                               ----------       ---------
    Total current liabilities                                  32,208,000      18,808,000
                                                               ----------      ----------
 Long-term liabilities:
  Long-term debt                                                  124,000         228,000
  Capitalized lease obligations                                    34,000          16,000
  Subordinated debt                                               139,000              --
                                                                  -------         -------
    Total long-term liabilities                                   297,000         244,000
                                                                  -------         -------

Minority interest                                              15,511,000      12,617,000
                                                               ----------      ----------
Shareholders' equity (deficit):
 Preferred stock                                                    3,000          26,000
 Additional paid-in-capital, preferred stock                           --          92,000
 Common stock (50,000,000 shares authorized, 49,910,996
  and 45,795,828 shares issued and outstanding as of
  December 31, 1997 and 1996, respectively)                       499,000         458,000
 Additional paid-in-capital, common stock                      52,152,000      52,005,000
 Unrealized gain on exchange translation                               --          86,000
 Unrealized gain (loss) on marketable securities                 (116,000)         16,000
 Accumulated deficit                                          (62,883,000)    (50,218,000)
                                                              ------------    ------------
   Total shareholders' equity (deficit)                       (10,345,000)      2,465,000
                                                              ------------      ---------

     Total Liabilities and Shareholders' Equity (Deficit)     $37,671,000     $34,134,000
                                                              ===========     ===========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                                     1996                1995
                                                                                                   Restated            Restated
                                                                                                  (footnotes          (footnotes
                                                                                    1997           19 & 20 )           19 & 20 )
                                                                                    ----           ---------           ---------
Revenues                                                                         $92,717,000      $76,718,000         $73,790,000

Direct Costs                                                                      84,127,000       69,718,000          67,123,000
                                                                                  ----------       ----------          ----------

Gross Profit                                                                       8,590,000        7,000,000           6,667,000

Selling, General and Administrative                                               15,667,000       16,548,000          19,577,000
                                                                                  ----------       ----------          ----------

Loss from Operations                                                              (7,077,000)      (9,548,000)        (12,910,000)
                                                                                  -----------      -----------        ------------

Other Income (Expense):
 Interest expense                                                                 (1,130,000)      (1,089,000)         (1,069,000)
 Other income (expense), net                                                      (1,210,000)         194,000              59,000
 Realized gain (loss) on marketable securities                                      (368,000)         823,000             (35,000)
                                                                                    ---------         -------             --------
  Total other expense, net                                                        (2,708,000)         (72,000)         (1,045,000)
                                                                                  -----------         --------         -----------

Loss from Continuing Operations Before
 Income Taxes and Minority Interest                                               (9,785,000)      (9,620,000)        (13,955,000)

Income Tax Benefit (Provision)                                                       275,000          (49,000)            (17,000)

Minority Interest in Loss of Subsidiaries                                          2,443,000        3,098,000           3,724,000
                                                                                   ---------        ---------           ---------

Loss from continuing operations                                                   (7,067,000)      (6,571,000)        (10,248,000)

Discontinued Operations (footnote 20):
 Income (Loss) from operations of discontinued segments                           (5,262,000)      (2,999,000)         (1,112,000)
 Loss on disposal of segments                                                       (336,000)              --                  --
                                                                                    ---------              --                  --

Net Loss                                                                        ($12,665,000)     ($9,570,000)       ($11,360,000)
                                                                                =============     ============       =============

Loss per common share:
 Loss from continuing operations                                                      ($0.15)          ($0.17)             ($0.46)
 Loss from operations of discontinued segments                                        ($0.11)          ($0.06)             ($0.05)
 Loss on disposal of segments                                                         ($0.01)              --                  --
                                                                                      -------              --                  --
Net loss per common share                                                             ($0.27)          ($0.23)             ($0.51)
                                                                                      =======          =======             =======

Weighted average number of common shares                                          47,161,799       41,639,293          22,423,035
                                                                                  ==========       ==========          ==========

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1997

                                         Balance at                              Stock
                                        December 31,                           Issued in        Unrealized
                                            1996        Conversion              Lieu of           Loss on
                                          Restated      of Series A              Cash            Exchange
                                       (footnote 19)     Preferred              Payment         Translation
                                       -------------    ----------              -------         -----------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    22,891           (22,891)                --                 --
   Amounts                              $    23,000       ($   23,000)                --                 --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --                 --                 --
   Amounts                              $     1,000                --                 --                 --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --                 --                 --
   Amounts                              $     2,000                --                 --                 --
                                        -----------       ------------       -----------         ----------
Total Preferred stock, par              $    26,000       ($   23,000)                --                 --
Additional paid-in capital
 preferred stock                        $    92,000       ($   92,000)                --                 --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                45,795,828         2,891,943          1,223,225                 --
   Amounts                              $   458,000        $   29,000        $    12,000                 --
Additional paid-in capital,
 common stock                           $52,005,000        $   86,000        $    61,000                 --
Unrealized gain on exchange
 translation                            $    86,000                --                 --        ($   86,000)
Unrealized gain on Marketable
 Securities                             $    16,000                --                 --                 --
Accumulated deficit                    ($50,218,000)               --                 --                 --
                                        -----------        ----------        -----------         ----------
  Total shareholders' equity (deficit)  $ 2,465,000                --        $    73,000        ($   86,000)
                                        ===========        ==========        ===========         ==========

                                                                                                (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1997

                                             Net
                                          Unrealized                           Balance
                                          Investment                              at
                                           Security             Net          December 31,
                                             Loss              Loss              1997
                                             ----              ----              ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                        --                --                  --
   Amounts                                       --                --                  --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                        --                --                 262
   Amounts                                       --                --        $      1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                        --                --               2,700
   Amounts                                       --                --        $      2,000
                                            -------            ------        ------------
Total Preferred stock, par                       --                --        $      3,000
Additional paid-in capital
 preferred stock                                 --                --                  --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                        --                --          49,910,996
   Amounts                                       --                --        $    499,000
Additional paid-in capital,
 common stock                                    --                --        $ 52,152,000
Unrealized gain (loss) on exchange
 translation                                     --                --                  --
Unrealized gain (loss) on marketable
securities                              ($  132,000)               --       ($    116,000)
Accumulated deficit                              --      ($12,665,000)      ($ 62,883,000)
                                        ------------     -------------      --------------
  Total shareholders' equity (deficit)  ($  132,000)     ($12,665,000)      ($ 10,345,000)
                                        ============     =============      ==============

                                                                               (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                                                                           Stock Issued
                                         Balance                              Stock           in Lieu
                                           at           Conversion           Issued        of Cash for
                                       December 31,     of Series A            for           Services
                                           1995          Preferred          Offerings        Rendered
                                           ----          ---------          ---------        --------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    66,596           (43,705)             --              --
   Amounts                              $    67,000       ($   44,000)             --              --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --              --              --
   Amounts                              $     1,000                --              --              --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --              --              --
   Amounts                              $     2,000                --              --              --
                                        -----------       ------------       --------        --------
Total Preferred stock, par              $    70,000       ($   44,000)             --              --
Additional paid-in capital
 preferred stock                        $   266,000       ($  174,000)             --              --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                26,655,071         5,690,757      13,250,000         200,000
   Amounts                              $   267,000        $   57,000     $   132,000        $  2,000
Additional paid-in capital,
 common stock                           $51,021,000        $  161,000     $   780,000        $ 43,000
Unrealized gain on exchange
 translation                           ($    17,000)               --              --              --
Unrealized gain on Marketable
 Securities                             $    89,000                --              --              --
Accumulated deficit                    ($40,648,000)               --              --              --
                                        -----------        ----------     -----------        --------
  Total shareholders' equity            $11,048,000        $       --     $   912,000        $ 45,000
                                        ===========        ==========     ===========        ========

                                                                                          (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                         Unrealized     Unrealized                        Balance at
                                           Gain on      Investment                       December 31,
                                          Exchange       Security             Net       1996 Restated
                                        Translation        Gain              Loss       (footnote 19)
                                        -----------        ----              ----       -------------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                        --             --                --           22,891
   Amounts                                       --             --                --     $     23,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                        --             --                --              262
   Amounts                                       --             --                --     $      1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                        --             --                --            2,700
   Amounts                                       --             --                --     $      2,000
                                            -------         ------             -----     ------------
Total Preferred stock, par                       --             --                --     $     26,000
Additional paid-in capital
 preferred stock                                 --             --                --     $     92,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                        --             --                --       45,795,828
   Amounts                                       --             --                --     $    458,000
Additional paid-in capital,
 common stock                                    --             --                --     $ 52,005,000
Unrealized gain (loss) on exchange
 translation                             $  103,000             --                --     $     86,000
Unrealized gain (loss) on marketable
securities                                       --       ( 73,000)               --     $     16,000
Accumulated deficit                              --             --      ($ 9,570,000)   ($ 50,218,000)
                                         ----------      ----------      -------------  --------------
  Total shareholders' equity             $  103,000      ($ 73,000)     ($ 9,570,000)    $  2,465,000
                                         ==========      ==========     =============    ============

                                                                                          (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1995

                                                                                           Stock Issued
                                         Balance                              Stock           in Lieu
                                           at           Conversion           Issued        of Cash for
                                       December 31,     of Series A            for           Services
                                           1994          Preferred          Offerings        Rendered
                                           ----          ---------          ---------        --------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    77,713           (11,117)             --              --
   Amounts                              $    78,000       ($   11,000)             --              --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --              --              --
   Amounts                              $     1,000                --              --              --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --              --              --
   Amounts                              $     2,000                --              --              --
                                        -----------       ------------       --------        --------
Total Preferred stock, par              $    81,000       ($   11,000)             --              --
Additional paid-in capital
 preferred stock                        $   310,000       ($   44,000)             --              --
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                17,577,260         1,447,807       1,000,000         130,004
   Amounts                              $   176,000        $   15,000     $    10,000        $  1,000
Additional paid-in capital,
 common stock                           $45,598,000        $   42,000     $   240,000        $113,000
Unrealized gain on exchange
 translation                           ($    33,000)               --              --              --
Unrealized gain on Marketable
 Securities                            ($   139,000)               --              --              --
Accumulated deficit                    ($29,288,000)               --              --              --
                                        -----------        ----------     -----------        --------
  Total shareholders' equity            $16,705,000        $    2,000     $   250,000        $114,000
                                        ===========        ==========     ===========        ========

                                                                                          (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1995

                                      Stock Issued      Unrealized     Unrealized
                                        for the           Gain on      Investment                        Balance at
                                      Exercise of        Exchange       Security             Net        December 31,
                                      Stock Options    Translation        Gain              Loss           1995
                                      -------------    -----------        ----              ----       -------------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                      --               --             --                --           66,596
   Amounts                                     --               --             --                --     $     67,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                      --               --             --                --              262
   Amounts                                     --               --             --                --     $      1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                      --               --             --                --            2,700
   Amounts                                     --               --             --                --     $      2,000
                                           ------          -------         ------             -----     ------------
Total Preferred stock, par                     --               --             --                --     $     70,000
Additional paid-in capital
 preferred stock                               --               --             --                --     $    266,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                               6,500,000               --             --                --       26,655,071
   Amounts                             $   65,000               --             --                --     $    267,000
Additional paid-in capital,
 common stock                          $5,028,000               --             --                --     $ 51,021,000
Unrealized gain (loss) on exchange
 translation                                   --       $   16,000             --                --    ($     17,000)
Unrealized gain (loss) on marketable
securities                                     --               --       $228,000                --     $     89,000
Accumulated deficit                            --               --                     ($11,360,000)   ($ 40,648,000)
                                      -----------       ----------       --------      -------------   --------------
  Total shareholders' equity          $ 5,093,000       $   16,000       $228,000      ($11,360,000)    $ 11,048,000
                                      ===========       ==========       ========      =============    ============

                                                                                                          (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                                      1996               1995
                                                                                                    Restated           Restated
                                                                                                   (footnotes         (footnotes
                                                                                   1997             19 & 20)           19 & 20)
                                                                                   ----             --------           --------
Cash Flows from Operating Activities:
Loss from continuing operations                                                 ($7,067,000)      ($6,571,000)      ($10,248,000)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operations:
  Depreciation and amortization                                                   1,050,000         1,028,000          2,085,000
  Minority interest in net loss of consolidated subsidiaries                     (2,443,000)       (3,098,000)        (3,724,000)
  Bad debt expense                                                                1,195,000           110,000            237,000
  Loss from equity method investments                                               140,000           264,000                 --
  Noncash expense from issuance of options and warrants                                  --                --          3,869,000
  Noncash expense from subsidiaries issuance of options and warrants                926,000         3,722,000          2,214,000
  Value of stock issued in lieu of cash payments for services rendered               73,000            45,000            114,000
  Value of subsidiaries stock issued in lieu of cash payments
   for services rendered                                                                 --         1,827,000             11,000
  Realized (gain) loss on marketable securities                                     368,000          (823,000)            35,000
  (Gain) loss on disposal of fixed assets                                           491,000                --                 --
  Impaired asset write-offs                                                         415,000           509,000                 --
  Write-off deferred offering costs                                                 480,000                --                 --
  Change in assets and liabilities:
   (Increase) decrease in assets:
     Receivables                                                                 (2,309,000)         (963,000)          (121,000)
     Inventories                                                                     13,000             8,000             74,000
     Excess of accumulated costs over related billings                             (156,000)           65,000         (1,002,000)
     Prepaid expenses and other current assets                                      296,000          (174,000)            66,000
   Increase (decrease) in liabilities:
     Accounts payable and accrued  expenses                                       3,396,000          (716,000)         2,251,000
     Accrued payroll taxes and related expenses                                    (353,000)          283,000            202,000
     Accrued interest                                                                (9,000)           85,000            232,000
     Income taxes payable                                                           (92,000)           49,000             17,000
     Interim billings in excess of costs and estimated profits                      902,000          (256,000)         1,046,000
                                                                                    -------          ---------         ---------
     Net cash used in continuing operations                                      (2,684,000)       (4,606,000)        (2,642,000)
                                                                                 -----------       -----------        -----------

Income (loss) from discontinued operations                                       (5,262,000)       (2,999,000)        (1,112,000)
Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued operations:
  Depreciation and amortization                                                   5,495,000         5,938,000          5,517,000
  Bad debt expense                                                                2,413,000         2,478,000            986,000
  (Gain) loss on disposal of fixed assets                                           (29,000)          167,000           (148,000)
  Loss on disposal of segments                                                     (336,000)               --                 --
  Net change in assets and liabilities                                             (784,000)       (7,837,000)        (5,661,000)
                                                                                   ---------       -----------        -----------
    Net cash provided by (used in) discontinued operations                        1,497,000        (2,253,000)          (418,000)
                                                                                  ---------        -----------          ---------

    Net cash used in operating activities                                        (1,187,000)       (6,859,000)        (3,060,000)
                                                                                 -----------       -----------        -----------

                                                                                                                      (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                                      1996               1995
                                                                                                    Restated           Restated
                                                                                                   (footnotes         (footnotes
                                                                                   1997             19 & 20)           19 & 20)
                                                                                   ----             --------           --------

Cash Flows from Investing Activities:
 (Increase) decrease in other assets                                               (693,000)          289,000           (463,000)
 Capital expenditures                                                              (440,000)         (661,000)          (273,000)
 Capitalized software development costs                                            (462,000)         (279,000)                --
 Investments in marketable securities                                               (20,000)         (385,000)            (7,000)
 Proceeds from sale of marketable securities                                         97,000         1,244,000            530,000
 Payments for loans made                                                           (220,000)       (3,208,000)        (3,022,000)
 Collections for repayment of loans made                                            475,000         3,449,000          3,223,000
 Acquisition of a subsidiary                                                             --                --           (983,000)
 Cash of subsidiaries acquired and merged                                                --                --            504,000
                                                                                 -----------          -------            -------
          Net cash provided by (used in) investing activities                    (1,263,000)          449,000           (491,000)

Cash Flows from Financing Activities:
 Deferred offering costs                                                           (400,000)         (152,000)          (129,000)
 Net advances from (payments to) asset based lender                                 377,000           (25,000)           366,000
 Proceeds from issuance of debt                                                     680,000         3,332,000                 --
 Repayment of debt                                                                 (118,000)       (3,462,000)          (572,000)
 Proceeds from issuance of subordinated debt                                        139,000                --                 --
 Repayment of subordinated debt                                                          --          (700,000)          (800,000)
 Payments on capital lease obligations                                              (37,000)         (192,000)           (29,000)
 Issuance of common stock                                                                --           912,000            250,000
 Issuance of subsidiaries common stock                                                   --         7,510,000          2,990,000
 Cost of subsidiaries issuance of common stock                                      (75,000)       (1,369,000)                --
 Issuance and exercise of stock options                                                  --                --          1,225,000
 Subsidiaries issuance and exercise of stock options                              1,967,000         1,625,000            716,000
                                                                                  ---------         ---------            -------
          Net cash provided by financing activities                               2,533,000         7,479,000          4,017,000
                                                                                  ---------         ---------          ---------

Net Increase in Cash and Cash Equivalents                                            83,000         1,069,000            466,000

Cash and Cash Equivalents (Overdraft) at Beginning of Period                      1,185,000           116,000           (350,000)
                                                                                  ---------           -------           ---------

Cash and Cash Equivalents at End of Period                                       $1,268,000        $1,185,000           $116,000
                                                                                 ==========        ==========           ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
   Interest                                                                      $1,105,000        $1,004,000           $840,000
                                                                                 ==========        ==========           ========
   Income taxes                                                                  $        0        $        0           $      0
                                                                                 ==========        ==========           ========

                                                                                                                     (concluded)

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                      Consolidated Statement of Cash Flows
                 Years Ended December 31, 1997, `1996 and 1995

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the Year Ended December 31, 1997:
(1) The Company acquired equipment under capital lease obligations with a net present value of $53,000.
(2) The Company issued common stock valued at $73,000 in lieu of cash payments for services performed.
(3) A subsidiary of the Company, operating in the contract engineering services segment, incurred non-cash expense from the issuance of stock options valued at $141,000.
(4) A subsidiary of the Company, operating in the telecommunications segment, incurred non-cash expense from the issuance of stock purchase warrants valued at $485,000.
(5) A subsidiary of the Company, operating in the medical information services segment, incurred non-cash expense from the issuance of common stock valued at $300,000 for the acquisition of certain assets.

During the Year Ended December 31, 1996:
(1) A subsidiary of the Company, operating in the medical information services segment, incurred non-cash expense from the issuance of stock options and warrants to purchase stock valued at $3.7 million.
(2) The Company issued common stock valued at $45,000 in lieu of cash payments for services performed.
(3) Subsidiaries of the Company operating in the contract engineering services and medical information services segments issued common stock valued at $80,000 and $1.7 million, respectively, in lieu of cash payments for services performed.

During the Year Ended December 31, 1995:
(1) The Company issued stock options and incurred non-cash expense of $3.9 million.
(2) A subsidiary of the Company operating in the contract engineering services segment incurred non-cash expense from the issuance of stock options and warrants to purchase stock valued at $2.2 million.
(3) The Company issued common stock valued at $114,000 in lieu of cash payment for services rendered.
(4) Pursuant to a reverse acquisition between a subsidiary of the Company and another entity: (a) Reduced the Company's equity ownership in such subsidiary resulting in increased minority interest of $5.8 million. (b) Acquired net assets with a book value of $983,000. (5) The Company received marketable securities in lieu of cash payments for notes and interest receivable with a book value of $217,000.

                 See notes to consolidated financial statements

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

Nature of Operations - Consolidated Technology Group, Ltd., (the "Company", "Consolidated" or the "Registrant") is a publicly held holding company which has controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp., ("SISC")), in its consolidated subsidiaries operating in various business segments throughout the United States. During the 1997, the Company discontinued five of its eight operating segments that existed at December 31, 1996 and added one segment.

The operating business segments of the Company as of December 31, 1997 are as follows:

(i) Contract Engineering Services consists of Trans Global Services, Inc., ("TGS"), and its subsidiaries, Avionics-Research Holdings, ("Avionics"), and Resource Management International, Inc., ("RMI"), which provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations.

(ii) Medical Information Services consists of Netsmart Technologies, Inc., ("Netsmart") and its subsidiary, Creative Socio-Medics, Corp., ("CSM") which are companies that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and related software program.

(iii) Telecommunications consists of ARC Networks, Inc., ("ARC") which, among other things, installs telephonic network systems and buys and resells local telephone service.

(iv) Development stage consists of one company, which has not had any operating activity.

The business segments, which were discontinued during 1997, are as follows:

(i) Medical Diagnostics consists of International Magnetic Imaging, Inc., ("IMI") which performs magnetic resonance imaging and other medical diagnostic services.

(ii) Electro-Mechanical and Electro-Optical Products Manufacturing consists of Sequential Electronic Systems, Inc. ("SES"), and S-Tech, Inc. ("S-Tech") which are subsidiaries of SES Holdings Inc., ("SESH") which is a wholly owned subsidiary of SpecTec, Inc. ("SpecTec") and Televend, Inc., ("Televend"), and FMX, Corp. ("FMX"). This group of companies are those which manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products.

(iii) Three Dimensional Products and Services consists of 3D Holdings International, Inc., (3D"), and its subsidiaries, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI"), and Vero International, Inc., ("Vero"), which are companies that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering.

(iv) Audio Products Manufacturing consists of WWR Technology, Inc., ("WWR"), a subsidiary of SESH which manufactures and sells a professional line of loudspeakers.

(v) Business Consulting Services consists of The Trinity Group, Inc., ("Trinity") which provides a variety of financial and business related services.

Corporate and Other consists of the operating activities of the holding company entities, primarily Consolidated and SISC.

The percentage of revenues produced by the various business segments are as follows:

                                        1997              1996             1995
                                        ----              ----             ----
Contract Engineering Services            82%               83%              86%
Medical Information Services              9%               11%              10%
Telecommunications                        9%                6%               4%

For further discussions of the Company's business segments, see footnote 14, "Industry Segments".

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

Inventories - Inventories are valued at the lower of cost or market and consist of raw material and parts.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less allowances for accumulated depreciation. The cost of furniture and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture and fixtures, 5-10 years for and machinery and equipment and 3-4 years for vehicles. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense.

Research and Development - The Company's research and product development activities are conducted by the medical information services and development stage segments. The Company's research and development expense for 1997, 1996 and 1995 approximated $217000, $278,000 and $699,000. All of the Company's research and development activities were company financed. Research and development costs are expensed as incurred.

Intangible Assets - Intangible assets consist of capitalized software development costs, goodwill, covenants not to compete and customer lists.

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

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized over a twenty-year period on the straight-line method.

Covenants Not to Compete - The capitalized value of covenants not to compete are amortized on the straight-line basis over their contractual lives, which range from three to five years. As of December 31, 1997, all amounts capitalized for covenants not to compete have been fully amortized.

Customer Lists - Customer lists are being amortized over twelve to fifteen years on the straight-line basis.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Impairment - Certain long-term assets of the Company including goodwill and the other intangible assets described above, are reviewed on a quarterly basis as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected net cash flows from related operations. If impairment is deemed to exist, the assets will be written-down to fair value or projected net cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Impairment and the method of projecting net cash flows (discounted or undiscounted and without interest charges) is determined at the subsidiary level. Based on this evaluation, as of December 31, 1997, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future cash flows may change in the near term, thus resulting in an acceleration in or complete write-off of the unamortized balance of certain long lived assets. During 1997, the medical information services segment wrote-off $1.5 million of impaired assets During 1996, the Company wrote-off impaired goodwill of $509,000 related to the telecommunications segment. All of the impairment write-offs are included in the selling, general and administrative expense.

Deferred Offering Costs - Deferred offering costs represent amounts paid or accrued for costs associated with anticipated public offerings for three of the Company's a subsidiaries. During 1997, the contract engineering services segment wrote-off $320,000 of deferred offering costs which were incurred during 1997 and 1996 and the telecommunications segment incurred $233,000 of such costs and wrote-off $162,000. Additionally, during 1996, the medical information services segment completed a public offering in which offering costs of $1.4 million were incurred and offset against the total gross proceeds of the offering. During 1995 the medical information services segment wrote-off $460,000 of deferred offering costs that were incurred for a prior offering that was not consummated.

Marketable Securities -All of the Company's investments have readily determinable fair values which are categorized as available-for-sale and are recorded at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss.

Minority Interest - For consolidated subsidiaries that are not wholly owned the Company eliminates the minority interest portion of the related profits and losses. The allocable losses of such minority interests is in excess of the Company's investment in such subsidiaries by approximately $2.8 million and $1.8 million, respectively, at December 31, 1997 and 1996.

Revenue Recognition - The Company's segments that generate revenues apply the following revenue recognition policies:

Contract Engineering Services - The contract engineering services segment recognizes revenue as services are provided.

Medical Information Services - The medical information services segment anticipates that it will recognize revenue principally from the licensing of its software, and from consulting and maintenance services rendered in connection with such licensing activity. Revenues from licensing will be recognized under the terms of the licenses. Consulting revenue is recognized when the services are rendered. Revenues from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specification, are recognized on the estimated percentage-of-completion method. Using the units-of-work performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits. It is reasonably possible that the excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits may be subject to change in the near future. Revenue from the software package license agreements without significant vendor obligation is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Telecommunications - For local and long distance telephone service, the telecommunications segment recognizes revenue as service is provided to customers. For telephone service provided through the sale of prepaid debit cards the segment invoices the customer, principally distributors, at a discount from the face amount of the debit card, when the debit cards are distributed. The telecommunications segment records the invoice as deferred revenue and recognizes as telephone usage is provided. Data cable installation revenue is recognized using the percentage of completion method, measured by the percentage of cost incurred to date to the total estimated cost for each contract. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits. It is reasonably possible that the excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits may be subject to change in the near future.

Costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                        December 31,
                                                        ------------
                                                1997                   1996
                                                ----                   ----
Costs Incurred on Uncompleted Contracts      $4,099,000             $3,906,000
Estimated Profits                             1,699,000                740,000
Less Billings to Date                        (7,502,000)            (5,152,000)
                                             -----------            -----------
  Net                                       ($1,704,000)           ($  506,000)
                                            ============           ============

Excess of Accumulated Costs Over
 Related Billings                               642,000                938,000
Interim Billings in Excess of Costs
 And Estimated Profits                       (2,346,000)            (1,444,000)
                                             -----------            -----------
            Net                             ($1,704,000)           ($  506,000)
                                            ============           ============


Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for 1997 have been calculated in accordance with SFAS No. 128. Prior period earnings per share data did not require restatement in order to conform to SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as, common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Securities that could potentially dilute earnings per share in the future are disclosed in footnote 13 and consist of the Series A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company's common stock. As of December 31, 1997, the Company does not have any dilutive items and a dual presentation of earnings per share is not presented.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For long-term investment in marketable securities, fair value is estimated based on current quoted market price. Management estimates that the fair value of its long-term obligations is as follows:

                                    Carrying Amount             Fair Value
                                      December 31,             December 31,
                                      ------------             ------------
                                   1997          1996        1997        1996
                                   ----          ----        ----        ----
Debt maturing Within One Year   $5,661,000   $4,618,000   $5,661,000  $4,618,000
                                ==========   ==========   ==========  ==========
Long-term debt                    $263,000     $ 28,000     $263,000    $ 28,000
                                  ========     ========     ========    ========


Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable arising from normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1997 and 1996, the Company had cash balances in excess of federally insured limits of approximately $952,000 and $1.8 million, respectively. The contract engineering services segment has three customers accounting for approximately $20 million, $15 million and $13 million, respectively, of revenue for 1997, and $16 million, $13 million and $9 million, respectively, of revenue for 1996. As of December 31, 1997 and 1996, these three customers represented $2.7 million and $2.9 million, respectively, of accounts receivable. For 1996 and 1995, the medical information services segment received 22% and 19%, or $1.9 million and $1.4 million, respectively, of its revenue from one customer and received $2.8 million, $2.6 million and $4 million in revenue for 1997, 1996 and 1995, respectively, from contracts with government agencies.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the option of recording stock options to employees to be recorded using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. The Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by APB Opinion No. 25, rather than the fair value based method of accounting prescribed by SFAS No.
123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Reclassifications - Certain 1996 and 1995 items have been reclassified to conform to the December 31, 1997 presentation.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(2) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $12.7 million for 1997, and has an accumulated deficit as of 1997 of $63 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has discontinued certain of its unprofitable segments and the ability of the Company to continue as a going concern is dependent upon the success of the Company's remaining segments marketing efforts and their efforts to obtain sufficient funding to enable them to continue operations. Management's plan is to continue efforts to raise capital through public offerings of the underlying subsidiary's equity and to manage them to profitable levels once adequate funding is in place. There can be no assurances that management's plans to raise additional capital and to manage the subsidiaries to profitable levels will be successful. The failure of the subsidiaries to raise capital by equity offerings of their stock may force the Company to reduce operations via the closure of certain segments of operations and could ultimately force the Company as a whole to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

 (3) Receivables, Net of Allowances
                                            December 31,
                                            ------------
                                       1997              1996
                                       ----              ----
Receivables                         $10,535,000       $8,986,000
Less:  Allowance for bad debts         (496,000)        (406,000)
                                       ---------        ---------
Receivables, net of allowances      $10,039,000       $8,580,000
                                    ===========       ==========

The contract engineering services, medical information services and telecommunications segments all have agreements with asset-based lenders pursuant to which significantly all of the above receivables represent collateral.

The changes in the allowance for bad debts are as follows:

                                             Year Ended December 31,
                                             -----------------------
                                          1997        1996         1995
                                          ----        ----         ----
Balance at beginning of period          $406,000    $209,000     $94,000
Provision for the period                 850,000     370,000     138,000
Write-offs for the period               (760,000)   (173,000)    (23,000)
                                        ---------   ---------    --------
Balance at end of periods               $496,000    $406,000    $209,000
                                        ========    ========    ========

(4) Loans Receivable
                                                        December 31,
                                                        ------------
                                                 1997                   1996
                                                 ----                   ----
Fingermatrix (a)                                $95,000               $217,000
Other                                                --                 52,000
Less: Allowance for Doubtful Accounts          ($95,000)                    --
                                               ---------              --------
Net Loans Receivable                                  --              $269,000
                                               =========              ========

(a) Fingermatrix was in Chapter 11 pursuant to a petition filed on September 11, 1993 and whose plan was confirmed in March of 1995. The bankruptcy court has classified the Company as having a first security in the assets of the debtor. On March 31, 1995, Fingermatrix emerged out of bankruptcy and the Company received its first payment of $250,000 on its secured debt and its initial payment of $2,000 on its unsecured debt. The Company received 150,000 common shares and 250,000 warrants equaling less than 5% of the emerging debtor upon confirmation. The common shares and warrants received were recorded at $240,000 which was the book value of the receivable and the related accrued interest exchanged for the receipt of such common stock and warrants. As of December 31, 1997, the final payment is delinquent and is reserved.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (5) Receivables, Related Parties

                                                          December 31,
                                                          ------------
                                                  1997                 1996
                                                  ----                 ----
Universal International, an
 unconsolidated affiliate consisting
 of cash advances without fixed
 due dates                                       $187,000             $517,000
Loan to the president of Trans Global
 Services, Inc., due 2002, loan is for
 the president's purchase of SISC's
 Trans Global Services, Inc. common
 stock                                            420,000                   --
Advances to president of Trans Global
 Services, Inc., no repayment terms                48,000               45,000

Receivable from the chief executive
 officer of the Company                                --              356,000
                                                  --------             -------
Receivables, related parties                      $655,000            $918,000
                                                  ========            ========

(6) Marketable Securities

                                                          December 31,
                                                          ------------
                                                  1997                 1996
                                                  ----                 ----
Cost Basis                                       $135,000            $225,000
Net Unrealized Gain (Loss) Included
 as a Separate Component of
 Shareholders' Equity                            (116,000)             16,000
Market Value                                      $19,000            $241,000

Change in Net Unrealized Gain (Loss)
 on Marketable Securities:
Balance at the Beginning of the Period            $16,000             $89,000
Adjust Marketable Securities
 to Fair Market Value                            (132,000)            250,000
Realization of Previously Unrealized
 Gain (Loss) on Securities Sold                        --            (323,000)
                                                ----------            -------
Balance at End of Period                        ($116,000)            $16,000
                                                ==========            =======

For purposes of determining gain or (loss) on the sale of securities, the cost is based on the average cost of all shares of each such security held at the date of sale. Gain or (Loss) on security sales is calculated as follows:

                                             Year Ended December 31,
                                             -----------------------
                                     1997              1996             1995
                                     ----              ----             ----
Proceeds from Security Sales        $455,000        $1,244,000        $530,000
Cost of Securities Sold              823,000           421,000         565,000
                                     -------           -------         -------
Gain (Loss) on Sale of
 Marketable Securities             ($368,000)         $823,000        ($35,000)
                                   ==========         ========        =========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Property, Plant and Equipment

                                                          December 31,
                                                          ------------
                                                  1997                1996
                                                  ----                ----
Machinery and Equipment                        $       --            $419,000
Furniture and Office Equipment                  1,218,000             843,000
Leasehold Improvements                            276,000             182,000
                                                  -------             -------
 Cost                                           1,494,000           1,444,000
Less: Accumulated Depreciation
 and Amortization                                (924,000)           (550,000)
                                                 ---------           ---------
 Net                                              570,000             894,000
                                                  -------             -------
Equipment Held Under Capital Lease Obligations    103,000              50,000
Less: Accumulated Amortization                    (37,000)            (25,000)
                                                  --------            --------
 Net                                               66,000              25,000
                                                   ------              ------
Property, Plant and Equipment, Net               $636,000            $919,000
                                                 ========            ========


Depreciation expense charged to operations was $285,000, $201,000 and $236,000 for 1997, 1996 and 1995, respectively. All of the property, plant and equipment serve as collateral for debt and capital lease obligations.


(8) Intangible Assets

                                                          December 31,
                                                          ------------
                                                  1997                1996
                                                  ----                ----

Capitalized Software Development Costs           $326,000            $279,000
Less: Accumulated Amortization                   (143,000)            (28,000)
                                                 ---------            --------
Capitalized Software Development Costs, Net      $183,000            $251,000
                                                 ========            ========

Goodwill                                         $972,000            $972,000
Less: Accumulated Amortization                   (196,000)           (148,000)
                                                 ---------           ---------
Goodwill, Net                                    $776,000            $824,000
                                                 ========            ========

Covenants Not to Compete                         $907,000            $907,000
Less: Accumulated Amortization                   (907,000)           (847,000)
                                                 ---------           ---------
Covenants Not to Compete, Net                    $      --            $60,000
                                                 =========            =======

Customer Lists                                 $7,481,000          $7,226,000
Less: Accumulated Amortization                 (1,800,000)         (1,259,000)
                                               -----------         -----------
Customer Lists, Net                            $5,681,000          $5,967,000
                                               ==========          ==========

The increase in customer lists resulted from an acquisition made by the medical information services segment. Amortization expense charged to operations was $765,000, $826,000 and $1.9 million for 1997, 1996 and 1995. During 1997, the medical information services segment wrote-off $415,000 of impaired intangible assets and during 1996, Company wrote-off $509,000 of impaired goodwill related to the telecommunications segment. All impairment write-offs are included in selling, general and administrative expenses.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9) Current and Long-term Debt Obligations

                                                          December 31,
                                                          ------------
                                                  1997                1996
                                                  ----                ----

Notes Payable, Related Parties:
Advances from the former CEO's Wife,
 repaid in 1998 without interest                  $10,000                  --
                                                  =======              ======

Debt Obligations:
Pre 1993 recapitalization debt,
 written-off during 1997                               --             $15,000

Asset-Based Lender - Contract
 Engineering Services segment (a)               3,571,000           3,691,000

Asset-Based Lender - Medical
 Information Services segment (b)                 935,000             590,000

Asset-Based Lender - Accounts
 Receivables -  Telecommunications
 segment (c)                                     231,000               80,000

Asset-Based Lender - Equipment -
 Telecommunications segment (d)                  230,000              332,000

Interim Financing Note -
 Telecommunications segment (e)                  400,000                   --

Accredited Investor Notes -
 Telecommunications segment (f)                  250,000                   --

Former Shareholders of the Contract
 Engineering Services segment (g)                138,000              138,000

8% Promissory Note - Development
 Stage segment, due on demand                     20,000                   --
                                                  ------            ---------
Total Debt Obligations                         5,775,000            4,846,000
Current Debt Obligations                       5,651,000            4,618,000
                                               ---------            ---------
Long-term debt                              $    124,000              228,000
                                            ============              =======
Subordinated Debt:
15% Promissory Notes, interest and
 principle due July 1999                        $139,000                   --
                                                ========

Total Debt Obligations                        $5,924,000           $4,846,000
                                              ==========           ==========

Five Year Maturities as of December 31,
 1997 are as follows:

   1998                                       $5,661,000
   1999                                          243,000
   2000                                           20,000
                                                  ------
   Total                                      $5,924,000
                                              ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(a) The contract engineering services segment finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availability of funds of $5.5 million. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.5% at December 31, 1997 plus 2% and a fee of 0.3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the contract engineering services segment. The weighted average interest rate on this short-term borrowing outstanding for the years 1997 and 1996 was approximately 10.5% and 10.25%, respectively. The contract engineering services segment has received a commitment from its asset-based lender to continue its present financial agreement through 1998. The contract engineering services segment is seeking alternative financing sources, however no assurance can be given that the contract engineering services segment can or will be able to obtain an alternate financing source, the failure of which could have a material adverse affect upon the contract engineering services segment.

(b) In February 1995, the medical information services segment entered into an accounts receivable financing agreement with an asset-based lender. The medical information services segment can borrow up to 80% of eligible receivables, and it pays interest at the rate of prime plus 8.5% and a fee equal to 0.625% of the amount of the invoice. All of the accounts receivable and property and equipment of the medical information services segment collateralize this note. In July 1997, the agreement with the asset-based lender was modified to allow borrowings up to 80% instead of 75% of eligible receivables to a maximum of $1.3 million through July 31, 1998 and $1.5 million through July 31, 1999. The previous amount of maximum borrowings was capped at $750,000. The interest rate was adjusted from the greater of 18% per annum or prime plus 8% to prime plus 8.5% per annum. The fee on the amount of the invoice was reduced from 1% to 0.625%. The weighted average interest rate on this short-term borrowing outstanding for both 1997 and 1996 was approximately 22%.

(c) In August 1994, the telecommunications segment entered into an agreement with an asset-based lender to finance its accounts receivable. The agreement had an initial term of one year and was renewed in August 1995, 1996 and 1997. The maximum availability of funds is $3 million. Funds can be advanced in an amount to equal 85% of the total face amount of outstanding eligible receivables. The interest rate is equal to the base lending rate of an agreed upon bank, 8.25% at December 31, 1997, plus 2% and a commission of 0.3% of the receivables financed. The lender has a security interest in all accounts receivable, contract rights, personal property, fixtures and any inventory of the Telecommunications segment. The weighted average interest rate on the balances outstanding at December 31, 1997 was 10.25%.

(d) In September 1996, the telecommunications segment entered into a term loan agreement with an asset based-lender. Such agreement remains in effect until August 2000 and allows the telecommunications segment to borrow up to $350,00 for the purpose of purchasing equipment to be used in the business. The loan agreement provides for weekly principal payments of $2,000 until the loan is repaid. Interest is charged monthly at a rate equal to the highest prime interest charged in New York City plus 12%. Such rate shall not be less than 20.25% (the effective rate at December 31, 1997). The prime rate at December 31, 1997 and 1996 was 8.25% and 8.5%, respectively. The loan is collateralized by the telecommunications segment accounts receivable and equipment. The security interest granted to this lender is junior to the security interest granted to telecommunications segment other asset-based lender (see (c) above) as to all assets except for the equipment specifically financed under this loan agreement. The Company has also guaranteed the obligations under this loan. The weighted average interest rate on the balances outstanding at December 31, 1997 was 20.25%.

(e) In February 1997, the Telecommunications segment issued 8% promissory notes in the principal amount of $550,000, from which it received net proceeds of approximately $495,000 after deducting a $55,000 commission paid to the placement agent, and in connection therewith, the related subsidiary issued stock purchase warrants which are valued at $485,000. Such notes are due, with interest on the earlier of April 1, 1998 or the closing of a potential public offering.

(f) In September 1997, the telecommunications segment borrowed $250,000 from two accredited investors and issued its 12% demand notes. No fee was incurred in connection with the issuance of such demand notes. The demand notes, plus accrued interest are to be repaid from the proceeds of a potential public offering.

(g) These notes payable owed to certain former shareholders of Trans Global Services, Inc. were due in 1996 and bear interest at 7%. The payment of principle and interest on this note has been suspended pending the outcome of the Government Printing Office contingency (see footnote 16).

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (10) Lease Obligations

Capitalized Lease Obligations - The Company leases equipment under noncancelable capital leases. Capitalized lease obligations are collateralized by leased equipment which has a net book value of $66,000 at December 31, 1997.

Future minimum payments under capital lease obligations are as follows at December 31, 1997:
         1998                                               $  46,000
         1999                                                  21,000
         2000                                                  19,000
                                                               ------
         Total                                                 86,000
         Less: Portion Representing Interest                   13,000
                                                               ------
         Present Value of Net Minimum Payments                 73,000
         Current Portion of Capitalized Lease Obligations      39,000
                                                               ------
         Long-term Portion of Capitalized Lease Obligations   $34,000
                                                              =======

Operating Lease Obligations - The Company leases real estate for certain of its operational and administrative facilities under noncancelable operating leases expiring during the next fifteen years. The real estate leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index", options to renew the leases for periods up to an additional fifteen years and additional payments for a proportionate share of real estate taxes and common area operating expenses. The Company's present executive offices are located at 160 Broadway, New York, NY 10038, which it occupies pursuant to a lease expiring February 28, 1999. The current base rent for such premises is $7,000 per month. The Company's subsidiaries lease office space and office machines under operating leases expiring through 2001. The current base rent for such leases approximates $38,000 month.

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year are as follows:

         1998     $674,000
         1999      357,000
         2000      269,000
         2001      222,000
         2002      120,000
                   -------
         Total  $1,642,000
                ==========

Rent expense for 1997, 1996 and 1995 approximated $653,000, $632,000 and $551,000, respectively.

(11) Income Taxes

Under SFAS No. 109 "Accounting for Income Taxes", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                          December 31,
                                                          ------------
                                                  1997                1996
                                                  ----                ----

Deferred Tax Liabilities:
Marketable Securities                                  --           ($199,000)

Deferred Tax Assets:
Stock Based Compensation                       $1,400,000           1,668,000
Federal and State Net Operating
 Loss Carryforward                              6,362,000           4,062,000
                                                ---------           ---------
                                                7,762,000           5,730,000
                                                ---------           ---------

Valuation Allowance                           ($7,407,000)        ($5,531,000)
                                              ------------        ------------
Net Deferred Tax Asset - included in
 other assets                                     355,000                  --
                                                  =======               =====

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Company's deferred tax asset valuation allowance was $7.4 million and $5.5 million as of December 31, 1997 and 1996, respectively. The increase in the valuation allowance of $1.9 million for 1997 is comprised of the following:

Marketable Securities                                   $199,000
Stock Based Compensation                                (268,000)
Federal and State Net Operating Loss Carryforward       2,945,000
                                                        ---------
Total                                                  $2,876,000
                                                       ==========

The current and deferred income tax components of the (provision) benefit for income taxes consist of the following:

                                   Year Ended December 31,
                                   -----------------------
                              1997          1996           1995
                              ----          ----           ----
Current:
Federal                      $     --           --             --
State                         (80,000)    ($49,000)      ($17,000)
                             --------     ---------      ---------
                              (80,000)     (49,000)       (17,000)

Deferred                      355,000           --             --
                              -------       ------         ------
Total                        $275,000     ($49,000)      ($17,000)
                             ========     =========      =========

The provision for income taxes varies from the amount computed by applying the statutory rate for the reasons below:

                                          Year Ended December 31,
                                          -----------------------
                                        1997       1996       1995
                                        ----       ----       ----
Provision Based on Statutory Rate       35.0%      35.0%      35.0%
Benefit of Graduated Rates              (1.0%)     (1.0%)     (1.0%)
State Taxes (Net of Federal Benefit)      --        0.5%       0.1%
Valuation Allowance                    (34.0%)    (34.0%)    (34.0%)
Net Operating Loss                      (2.8%)      n/a        n/a
                                        ------      ---        ---
                                        (2.8%)      0.5%       0.1%
                                        ======      ====       ====


The Company's (provision) benefit for income taxes is comprised of federal income taxes for 1997 and state income taxes 1996 and 1995. The Company will have a federal and state net operating loss carryforward of approximately $33.4 million. The federal and state net operating loss carryforwards expire in years 1998 through 2012 (the state expiration dates vary based on individual state income tax laws).

(12) Capital Stock

Common Stock

Stock Options - On August 20, 1993, the Company authorized a stock option plan for Non Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payment. At various times the Company has registered and granted options pursuant to the plan. During 1995, 6,500,000 shares were granted and exercised. The value of such issuance was calculated in accordance with Accounting Principles Board ("APB") No. 25.

Stock Issued in Lieu of Cash Payment - For 1997, 1996 and 1995 the Company issued 1,223,225, 200,000 and 130,004 shares, respectively, in connection with consulting and financing services valued at $73,000, $45,000 and $114,000, respectively. The expense calculated for 1997 and 1996 was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 and the expense for 1995 was calculated in accordance with APB No. 25.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Regulation S Offerings - Pursuant to offerings in September 1996 and October 1995 made under Regulation S of the Securities Act of 1933, the Company received net proceeds of $912,000 and $250,000, respectively, in conjunction with the respective issuance of 13,250,000 and 1,000,000 shares of common stock.

Conversion of Series A Preferred Stock - During 1997, 1996 and 1995, respectively, the Company issued 2,891,943; 5,690,757 and 1,447,807 shares of common stock upon the conversion of 22,891; 43,705 and 11,117 shares, respectively, of series A preferred stock.

Preferred Stock - Effective September 1, 1993, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, was increased from 1,000,000 to 2,000,000 shares.

Series A - The series A convertible preferred stock, which was all issued during the period April 1993 through July 1993, bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 130.208 (7,812.5 prior to 60:1 reverse split) shares of common stock for each share of preferred stock. As of December 31, 1997, all of the Preferred Series A stock has been converted.

Series B - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders may receive $87.50 per share and all dividends. No dividends were declared for 1997, 1996 and 1995.

Series E - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings being in excess of $200,000. No dividends were declared for 1997, 1996 and 1995.

Series F - As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share is redeemable at the option of the Company after July 1993 for $1.00 per share. One share will be issued for each $100 (one hundred dollars) of principal indebtedness owed. The dividend will be non-cumulative and is payable within 100 days from the close of any year where net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for 1997, 1996 and 1995.

Series G - The Company issued the Series G Preferred stock to Trans Global in consideration for $2.1 million that another subsidiary of the Company owed to Trans Global. Originally, the series G Preferred stock converted automatically on September 30, 1999 into such number of the Company's common stock as having a value equaling $2.1 million. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the Series G Preferred stock, to change the rights, preferences such that the conversion privileges were terminated and the Series G Preferred stock became redeemable at an aggregate redemption price of $2.1 million. Because the series G Preferred stock is held solely by an consolidated subsidiary all such amounts eliminate in consolidation.

(13) Non-Employee Directors, Consultants and Advisors Stock Options

On August 20, 1993, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors. Pursuant to the plan during the year ended December 31, 1995, 6,500,000 shares were granted and exercised of which 1,500,000 were exercised at $0.25 per share, 1,000,000 were exercised at $0.35 per share 1,000,000 were exercised at $0.50 per share and 3,000,000 were exercised at $0.00 per share, resulting in $3,869,000 of expenses computed as follows using the intrinsic value method per APB No. 25:

Shares                                                   6,500,000
Weighted Average Value of stock at date of grant         $  0.9796
                                                         ---------
                                                         6,367,000
20% discount                                            (1,273,000)
                                                        -----------
                                                         5,094,000
Exercise proceeds                                       (1,225,000)
                                                        -----------
Total consulting costs                                  $3,869,000
                                                        ==========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

In accordance with the agreements relating to the various parties involved, for 1995 $3.9 million was charged as consulting services in the determination of income from operations. A 20% discount was utilized because the shares issued represent a large block of stock.

SFAS No. 123 applies to the above stock option transactions wherein the calculation of the expense must be disclosed and pro forma results are to be presented. The following disclosures are pursuant to SFAS No. 123 although the amounts actually reported in the Company's accompanying financial statements are based on APB No. 25. As of December 31, 1997, 1996 and 1995, the Company had no outstanding, unexercised stock options. The activity in the Companies stock option plan is as follows:

                                                                Weighted
                                                 Weighted        Average
                                   Number         Average       Remaining
                                     of           Exercise     Contractual
                                   Options          Price          Life
                                   -------          -----          ----
Options Outstanding at
 December 31, 1994                       --                         None
   Granted                        6,630,004         $0.19
   Exercised                      6,630,004         $0.19
   Expired                               --
                                  ---------
Options Outstanding at
 December 31, 1995                       --                         None
   Granted                          200,000         $0.00
   Exercised                        200,000         $0.00
   Expired                               --
Options Outstanding
 at December 31, 1996                    --          None           None

Options Outstanding and Exercisable
 at December 31, 1997                    --

The Company's expense for 1997 and 1996 for the issuance of stock under SFAS No. 123 was approximately $73,000 and $45,000, respectively. If the Company had accounted for the issuance of all options pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense of approximately $1.4 million for 1995 and the Company's net loss and loss per share would have been as follows:
                                                                  1995
                                                                  ----
Net loss as reported                                          ($11,360,000)
                                                              =============
Pro forma net loss                                            ($12,760,000)
                                                              =============
Loss per share as reported                                          ($0.51)
                                                                    =======
Pro forma net loss                                                  ($0.57)
                                                                    =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 The fair value of options to purchase common stock at the date of grant was estimated using the fair value based method with the following weighted average assumptions:

                                       1997              1996             1995
                                       ----              ----             ----
Expected Life (Exercised on
 date of issuance)                    1 year            1 year           1 year
Interest Rate                           6%                6%               6%
Annual rate of Dividends                None              None             None
Volatility                             86.00%            86.10%           87.48%


The weighted average fair value of options at date of grant using the fair value based method during 1997, 1996 and 1995 was estimated at $0.0; $0.0 and $0.19, respectively.

Series A Common Stock Purchase Warrant:

On September 30, 1994, in conjunction with the financing of the IMI acquisition, the Company issued to a financing company, a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. This warrant is exercisable on or before September 30, 1999 and expires on October 1, 1999. The number and kind of securities purchasable upon the exercise of this warrant and the exercise price is subject to adjustment from time to time upon the happening of (a) certain stock reclassification, consolidation or merger events; (b) certain stock split transactions; or (c) certain dividend declarations, such that the value of shares that would have been received upon exercise of the warrant immediately prior to the above events is equivalent to the value of shares receivable upon exercise of the warrant immediately subsequent to the above events. The weighted average exercise price of such warrants is $0.75 for each of 1997, 1996 and 1995 and the weighted average remaining contractual life of such warrants as of December 31, 1997, 1996 and 1995 was 2 years, 3 years and 4 years, respectively.

(14) Industry Segments

During 1997, the Company has discontinued five of its operating segments, Electro-Mechanical and Electro-Optical Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Business Consulting Services and Audio Products Manufacturing. Additionally, as of December 31, 1997, the Company is reporting a new segment called Development Stage, which includes a subsidiary that has not yet developed a salable or marketable product. As a result, the Company currently classifies its operations into four business segments: (i) Contract Engineering Services, which consists of subsidiaries that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations; (ii) Medical Information Services, which consists of subsidiaries that provide medical information database services, health care industry related software packages and the SmartCard medical identification cards and the related software program; (iii) Telecommunications, which consists of a subsidiary that, among other things, installs telephonic network systems and buys and resells local telephone service; and Development Stage, which consists of a subsidiary that is attempting to obtain patent rights to a hot food vending machine. Corporate and Other consists of the operating activities of the holding company entities. Inter segment sales and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(14) Industry Segments:

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                                      1996               1995
                                                                                                    Restated           Restated
                                                                                                   (footnotes         (footnotes
                                                                                   1997             19 & 20)           19 & 20)
                                                                                   ----             --------           --------
Revenues:
 Contract Engineering Services                                                  $75,725,000       $62,594,000        $63,156,000
 Medical Information Services                                                     7,882,000         8,541,000          7,381,000
 Telecommunications                                                               9,648,000         5,583,000          3,253,000
 Intercompany Transactions                                                         (538,000)               --                 --
                                                                                -----------       -----------        -----------
   Total Revenues                                                               $92,717,000       $76,718,000        $73,790,000
                                                                                ===========       ===========        ===========

Gross Profit (Loss):
 Contract Engineering Services                                                   $6,648,000        $5,159,000         $3,998,000
 Medical Information Services                                                     1,727,000         1,332,000          1,974,000
 Telecommunications                                                                 753,000           509,000            695,000
 Intercompany Transactions                                                         (538,000)               --                 --
                                                                                 ----------        ----------         ----------
   Total Gross Profits                                                           $8,590,000        $7,000,000         $6,667,000
                                                                                 ==========        ==========         ==========

Income (Loss) from Operations:
 Contract Engineering Services                                                   $1,402,000          $187,000        ($3,816,000)
 Medical Information Services                                                    (2,863,000)       (5,843,000)        (2,274,000)
 Telecommunications                                                              (2,018,000)         (929,000)          (474,000)
 Development Stage                                                                  (16,000)               --                 --
 Corporate and Other                                                             (3,343,000)       (3,143,000)        (6,319,000)
 Intercompany Transactions                                                         (239,000)          180,000            (27,000)
                                                                                ------------      ------------      -------------
   Total Loss from Operations                                                   ($7,077,000)      ($9,548,000)      ($12,910,000)
                                                                                ============      ============      =============

Net Income (Loss):
 Contract Engineering Services                                                   $1,022,000         ($607,000)       ($4,682,000)
 Medical Information Services                                                    (3,459,000)       (6,599,000)        (2,827,000)
 Telecommunications                                                              (2,734,000)       (1,095,000)          (543,000)
 Development Stage                                                                  (16,000)               --                 --
 Corporate and Other                                                             (4,086,000)       (1,549,000)        (5,894,000)
 Minority Interest in Loss of Subsidiaries                                        2,443,000         3,098,000          3,724,000
 Discontinued Segments                                                           (5,835,000)       (2,818,000)        (1,138,000)
                                                                               -------------      ------------      -------------
   Total Net Loss                                                              ($12,665,000)      ($9,570,000)      ($11,360,000)
                                                                               =============      ============      =============

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(14) Industry Segments:

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                                      1996               1995
                                                                                                    Restated           Restated
                                                                                                   (footnotes         (footnotes
                                                                                   1997             19 & 20)           19 & 20)
                                                                                   ----             --------           --------
Depreciation and Amortization:
 Contract Engineering Services                                                     $385,000          $477,000           $706,000
 Medical Information Services                                                       601,000           488,000          1,334,000
 Telecommunications                                                                  46,000            17,000                 --
 Corporate and Other                                                                 18,000            46,000             45,000
                                                                                 ----------        ----------         -----------
   Total Depreciation and Amortization                                           $1,050,000        $1,028,000         $2,085,000
                                                                                 ==========        ==========         ==========

Capital Expenditures:
 Contract Engineering Services                                                     $171,000           $57,000           $110,000
 Medical Information Services                                                       234,000           181,000            138,000
 Telecommunications                                                                  30,000           416,000              3,000
 Corporate and Other                                                                  5,000             7,000             22,000
                                                                                   --------          --------           --------
   Total Capital Expenditures                                                      $440,000          $661,000           $273,000
                                                                                   ========          ========           ========


                                                                                                                       December 31,
                                                                                                                           1996
                                                                                                                         Restated
                                                                                                   December 31,         (footnotes
                                                                                                       1997             19 & 20 )
                                                                                                       ----             ---------
Identifiable Assets:
 Contract Engineering Services                                                                    $13,943,000        $13,181,000
 Medical Information Services                                                                       7,340,000          8,257,000
 Telecommunications                                                                                     4,000                 --
 Development Stage                                                                                  2,793,000          1,655,000
 Corporate and Other                                                                               23,230,000         49,546,000
 Discontinued Segments                                                                             20,015,000         18,615,000
 Intercompany Balances                                                                            (29,654,000)       (57,120,000)
                                                                                                  ------------       ------------
   Total Identifiable Assets:                                                                     $37,671,000        $34,134,000
                                                                                                  ===========        ===========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(15) Related Party Transactions

Trans Global Services, Inc. Transaction:

Trans Global Services, Inc. ("Trans Global") was organized by SIS Capital Corp. ("SISC") in January 1995 to hold all of the stock of Avionics Research Holdings, Inc. ("Avionics"), (formerly ARC Acquisition Group, Inc.), which was acquired by SISC in December 1993, and Resource Management International, Inc.
("RMI"), (formerly ITS Management Corp.), which was acquired by SISC in November 1994. At the time of the organization of Trans Global, Trans Global issued to SISC, in consideration for the equity consideration issued by Consolidated in connection with the acquisitions of Avionics and RMI, 500 shares of Series A 5% Redeemable Cumulative Preferred Stock. Trans Global also issued to SISC warrants to purchase shares of its common stock. The Trans Global stock and warrants were issued to SISC in consideration for the transfer of the stock of Avionics and RMI and the advances made by SISC. In connection with the organization of Trans Global, Trans Global also issued a 3.4% interest to the president of Trans Global in exchange for certain rights he had with respect to the stock of Avionics.

In connection with the organization of Trans Global in January 1995, SISC transferred a 5% interest in its common stock and warrants in Trans Global to DLB, Inc. ("DLB"), in exchange for DLB's 10% interest in another subsidiary of Consolidated. The wife of the former chairman of the board and chief executive officer of the Company owns DLB.

During 1995, SISC, DLB, the president of Trans Global and the stockholders of Trans Global, entered into an agreement (the "Trans Global Agreement") with Concept Technologies Group, Inc. ("Concept") pursuant to which they would transfer to Concept all of the issued and outstanding capital stock of Trans Global in exchange for a controlling equity interest in Concept.

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

The Trans Global Agreement provides SISC and DLB with certain registration rights with respect to their Concept warrants and the underlying common stock and provides the president of Trans Global with certain registration rights with respect to the 100,000 shares of Common Stock issued to him pursuant to the Trans Global Agreement. The shares owned by the president of Trans Global are subject to a one-year lockup agreement, subject to earlier release under certain conditions.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Advances to an Unconsolidated Subsidiary:

The Company and its subsidiary, Trans Global, have made advances to Universal International, in which the former Consolidated Secretary is an owner, from time to time in various amounts. These advances have no fixed due dates or terms and $145,000 of such advances have been written-off. The outstanding balances owed to the Company and Trans Global from this subsidiary was $187,000 and $517,000, respectively, at December 31, 1997 and 1996 and the greatest amount outstanding to Universal during 1997 and 1996 was $600,000.

Common Stock Sold to former Chief Executive Officer:

In July 1997, the Company's former Chief Executive Officer, ("CEO"), purchased 1,190,000 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of sale, which was $0.06 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to the CEO for past compensation.

Sale of Subsidiary Stock to Subsidiary Employees:

In 1997, SIS Capital Corp., ("SISC"), a wholly owned subsidiary of the Company, sold 258,333 common shares of Trans Global, a majority owned, publicly held subsidiary of the Company operating in the Contract Engineering Services segment, to the president of Trans Global at $1.67, the fair market value of the Trans Global common stock on the date of sale. The Company's book basis in such shares approximated $622,000 resulting in a loss on the sale of approximately $191,000. Payment by the president of Trans Global is evidenced by a promissory note from the president of Trans Global.

In 1997, SIS Capital Corp., ("SISC"), a wholly owned subsidiary of the Company, sold 151,920 common shares of Netsmart, Inc. ("Netsmart"), a majority owned, publicly held subsidiary of the Company operating in the Medical Information Services segment, to certain employees of Netsmart at $0.23 per share. The Company's book basis in such shares approximated $201,000 resulting in a loss on the sale of approximately $165,000.

(16) Commitments and Contingencies

(I)       Employment Agreements

Subsequent to December 31, 1997 the following executive officers of the Company resigned, see footnote 21. The following describes the employment agreements that were in effect as of December 31, 1997.

(a)      Chief Executive Officer

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

(b)      Corporate Secretary

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

(c)      Chief Financial Officer

Mr. George W. Mahoney, chief financial officer of the Company, has an employment agreement with Consolidated for a term commencing October 1, 1994 and ending December 31, 2007. Mr. Mahoney's annual salary increases to $202,000 for the current contract year, which ends on December 31, 1998 and increases annually thereafter until the twelfth year for which his annual salary is $353,000. The agreement also provides for two bonuses to Mr. Mahoney. One bonus is equal to the greater of 2.5% of Consolidated's net pre-tax profits or 2.5% of Consolidated's net cash flow, and the other is equal to the greater of 2.5% of IMI's net pre-tax profits or 2.5% of IMI's net cash flow. In addition, the Company paid Mr. Mahoney bonuses of $100,000 and $40,000 in 1996 for services relating to certain of the Company's loans from DVI pursuant to amendments to his employment agreement. Mr. Mahoney also receives a $6,000 allowance for an automobile which may be used for personal as well as business purposes and life insurance of $1,000,000 on which he may designate the beneficiary.

(II) Contingent Liabilities - Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following. Due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome of the following contingent liabilities will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company and its subsidiaries.

Holding Company and Discontinued Segments:

(a) The Company is a defendant in a lawsuit filed in the Supreme Court of the State of New York, Queens County captioned 5 Boro Beverage Distributors, Inc. v. Consolidated Technology Group, ltd. "Metro, 5" Absolute, et al. which was initiated in 1995. The action has been filed by the owners of a company that the Company was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to that line of business. The plaintiffs are seeking $1 million in damages and the Company has filed a counter claim for $35,000 advanced to the plaintiff. The action is presently in abeyance and there has been no action by either side in over two years. Outside counsel handling this case has advised the Company that it has meritorious defenses.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(b) The Company is a defendant in a lawsuit filed in the United States District Court for the Southern District of New York captioned Naval Kapoor and Dirk Esselens v. SIS Capital Corp. that was initiated in 1998, whereby certain shareholders of 3D Technology, Inc., a subsidiary of the Company which has been discontinued, filed a lawsuit against the Company in December 1997. The complaint states that the Company wrongfully seized and transferred the assets of 3D Technology, Inc. for the benefit of the Company and at the detriment of the minority shareholders of 3D Technology, Inc. The plaintiffs are seeking $3,000,000 in damages. No assessments as to any outcome can be made at this time as the matter is in its preliminary stages. The Company denies any allegation of wrongdoing and intends to vigorously defend the action.

(c) On February 23, 1998, the Company was advised of the commencement of an action in the United States District Court for the Southern District of New York captioned Grino Corporation, LLC and SMACS Holding Corp. ("SMACS"), individually and as shareholders of and in the right of Consolidated Technology Group Ltd. v. Consolidated Technology Group Ltd., SIS Capital Corp., Lewis S. Schiller, Norman
J. Hoskin, E. Gerald Kay and Grazyna B. Wnuk. The action sought to enjoin the Company from (a) proceeding with its 1998 Annual Meeting of Stockholders scheduled for March 26, 1998, and (b) making any payment to Mr. Schiller, Ms. Wnuk and others from the proceeds of the sale of International Magnetic Imaging, Inc. ("IMI"). The complaint also alleges that the directors breached their fiduciary duty with respect to, and seeks to have declared void, (i) employment agreements with Mr. Schiller, which agreements ran from 1989, as amended and restated from time to time, resulting in a final agreement which was approved by the Compensation Committee and the full Board of Directors in July 1997, and Ms. Wnuk, (ii) agreements to issue stock or stock options of the Company and/or its subsidiaries to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, (iii) all completed transfers and issuances of stock and stock options by the Company to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk without fair and adequate consideration by the Company, and (iv) all agreements to pay to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk or any other officer of the Company or any of its subsidiaries, any bonus, finder's fee, stock or option liquidation payment, consent fee, professional fee, or profit share or any other payment arising out of or resulting from or based upon the sale or the profits from the sale of IMI or the assets of IMI or the assets or business of IMI without fair consideration to the Company. The complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and common law fraud based upon the same and similar allegations, and seeks monetary damages to be proved at trial. On February 24, 1998, the Court granted a temporary restraining order. On March 9, 1998, the United States District Court for the Southern District of New York vacated the temporary restraining order issued on February 24, 1998. The Court vacated the temporary restraining order because, inter alia, it did not appear that the plaintiffs had a likelihood of success in the ultimate action, particularly with respect to the alleged 10b-5 claim. On March 19, 1998, the United States District Court for the Southern District of New York dismissed the action.

(d) One of the plaintiffs in the Federal Court action described above, SMACS Holdings Corp. ("SMACS"), and certain affiliates of SMACS are plaintiffs in an action commenced in November 1997 in the Supreme Court of the State of New York, County of New York, captioned Bridge Ventures, Inc. etal v. Lewis S. Schiller, etal. The action, brought against Mr. Schiller, the Company, SIS Capital Corp. and IMI by SMACS, certain affiliates of SMACS and others seeks, inter alia, monetary damages in excess of $500,000 allegedly due pursuant to consulting agreements with the Company, an alleged equity interest in IMI and punitive damages of at least $5 million. The Company believes that it has meritorious defenses to the claims made in this action. In March 1998, the plaintiffs sought to amend the complaint to assert claims of a derivative nature alleging claims similar to those in the Federal Court action and obtained a temporary restraining order prohibiting payments to Mr. Schiller and others from the proceeds of the IMI sale. The temporary restraining order was lifted and, as of the date of this Form 10-K, the complaint had not been amended. At the time the temporary restraining order was lifted, the negotiations relating to the resignation of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, which are described in Item 1 under the caption "Organization and Changes in Management of the Company" had been substantially negotiated and the courts were so advised. The Company has accrued $250,000 for this contingency which is included in selling, general and administrative expense.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(e) "Vanguard Limited ("Vanguard"), on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated to IMI and assistance in the negotiation of the acquisition of IMI in 1994, has asserted a claim that it has the right, among other things, to a 10% interest in the Common Stock of IMI at or about the time of the acquisition for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of the Centers, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company."

(f) In January 1996, Drs. Ashley Kaye and James Sternberg, two former stockholder-directors of the company that sold diagnostic imaging centers to IMI, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Lewis S. Schiller, formerly chairman of the board of Consolidated, for alleged violations of securities laws and common law in connection with an asset purchase agreement which was executed in conjunction with the acquisition of IMI in September 1994 and non-payment of $3,375,000 subordinated notes of two subsidiaries of IMI. Company. In 1997 they, along with Dr. Stephen Schulman, a holder of subordinated notes in the principal amount of approximately $6.4 million issued by subsidiaries of IMI who was the president of the company that sold the diagnostic centers to IMI and was president and chief executive officer of IMI, commenced involuntary bankruptcy proceedings against certain subsidiaries of IMI. Such bankruptcy proceedings were dismissed. It is possible that any action which may be brought against the Company may include Dr. Schulman as a plaintiff. No assurance can be given that an adverse decision in any action based on such claims will not have a material adverse effect upon the Company.

(g) In 1994, the Company purchased the assets of IMI and its partnerships for cash and stock of the Company. Certain of the limited partners of one of the partnerships from which assets were purchased, claim that one of the principals of IMI and the council of the seller, allegedly guaranteed that the common stock given as a part of the purchase would have a value of $4 on the second anniversary following the closing of the purchase. Subsequent to December 31, 1997, IMI settled this claim for $408,000 and such amount has been accrued as of December 31, 1997 and is included in selling, general and administrative expense.

Contract Engineering Services

(a) In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by the Company. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.

(b) On May 14, 1991, the Government Printing Office wrote Trans Global asking to be reimbursed a total of $296,000 for "unauthorized time work" on two programs. Trans Global has been in contact with the Department of Justice, which has stated that they were declining prosecution of Trans Global regarding this matter. Management believes these claims are without merit and intends to contest these claims vigorously if reasserted by the Government Printing Office and believes that the ultimate disposition of this matter will not have a material adverse effect on the financial position of Trans Global.

(c) Voluntary Settlement Agreement - As of December 31, 1997 Trans Global has a $150,000 obligation remaining with regard to an agreement it entered into with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan ("collectively "DOL"). Trans Global agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(d) Trans Global previously was delinquent in filing payroll taxes during the quarter ended March 31, 1996 and incurred significant penalties. In August 1996, Trans Global entered into an agreement with the Internal Revenue Service ("IRS") to pay those taxes, interest and penalties. Trans Global satisfied this agreement in full as of July 14, 1997, at which point it began proceedings to contest the penalties and is presently seeking to recover these amounts.

Medical Information Services

In March 1997, an action was commenced against Netsmart and certain of its officers, directors and stockholders by Onecard Health Services Corporation in the Supreme Court of the State of New York, County of New York. The named defendants include, in addition to Netsmart, Messrs. Lewis S. Schiller, formerly chief executive officer and a director of Netsmart, Leonard M. Luttinger, vice president and a director of Netsmart, Thomas L. Evans, formerly a vice president of Netsmart, Consolidated and certain of its subsidiaries, other stockholders of Netsmart and other individuals who were or may have been officers or directors of Onecard but who have no affiliation with Netsmart or Consolidated. Mr. Luttinger and Mr. Evans were employees of Onecard prior to the formation of Netsmart. Mr. Schiller was not an employee or director or, consultant to, or otherwise affiliated with, Onecard. The complaint makes broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with, the organization of Netsmart in September 1992. The complaint seeks injunctive relief and damages, including punitive damages, of $130 million. Netsmart believes that the action is without merit, and it will vigorously defend the action. Netsmart has filed an answer denying all of the plaintiffs' allegations and has asserted affirmative defenses. In addition, Netsmart believes that there is a difference in the technology used in the Onecard software and Netsmart's CarteSmart software and in the type of computer network on which the software operates. Netsmart has demanded that the plaintiff particularize the broad allegations of the complaint and the produce documents referred to in the complaint. No assurance can be given as to the ultimate disposition of the action, and an adverse decision may have a material adverse effect upon the business of Netsmart.

(17) New Authoritative Pronouncements

The following describes new authoritative pronouncements that are expected to be applicable to the accounting of the Company's operations:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal year's beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

During 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on revenue recognition on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is taking steps to meet the requirements of SOP 97-2 and expects that it will not have a material impact on the financial position or results of operations of the Company.

(18) Acquisitions

In May 1995, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB"), Joseph G. Sicinski and Concept Technologies Group, Inc. ("Concept"), pursuant to which SISC, DLB and Mr. Sicinski transferred to Concept all of the issued and outstanding common stock of Trans Global, in exchange for a controlling interest in Concept. Concept's common stock and warrants are traded on the NASDAQ Small Cap Market. Trans Global's common stock was owned by SISC (91.6%), DLB (5.0%) and Mr. Sicinski (3.4%). DLB is owned by Ms. Carol Schiller, wife of Mr. Lewis
S. Schiller, the Company's chairman of the board, president and chief executive officer. Mr. Schiller disclaims all beneficial interest in the securities owned by DLB. Mr. Sicinski is president of Trans Global. Trans Global, which operates through two subsidiaries, ARC and RMI is engaged in the business of providing engineers, designers and other technical personnel to its clients, which include major companies in the aerospace, electronics and computer industries. Concept owns and operates Klipsch Loudspeaker business, and, through a subsidiary, is the developer and owner of proprietary technologies with applications in environmental noise cancellation, medical monitoring, defense and communications. Following the consummation of the transaction, the business of Trans Global became Concept's principal business. The acquisition was accounted for as a reverse acquisition with Trans Global being the surviving entity. The equity of Trans Global, as the surviving entity, and Concept, the acquired entity, was recapitalized including a reclassification of Concept's accumulated deficit of $11.1 million to additional paid-in capital of Trans Global. Furthermore, no goodwill was generated on the transaction because pursuant to reverse acquisition accounting, the book values of Concept were carried over to Trans Global and were not adjusted to fair market value. The operations of Trans Global, the surviving entity, are included in the Company's consolidated results of operations for 1997, 1996 and 1995.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following pro forma unaudited results assume the above acquisition had occurred at the beginning of 1995.

                                                1995
                                                ----
Net Revenues                                 $74,454,000
                                             ===========
Net Loss                                    ($11,420,000)
                                            =============
Net Loss per Share                                ($0.51)
                                                  =======

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

(19) Lafayette Settlement Agreement - On December 20, 1996, SIS Capital Corp., a wholly-owned subsidiary of the Company ("SISC"), entered into an agreement among SISC, DLB, Inc. ("DLB") and Lafayette Industries, Inc., ("Lafayette"), pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SES Holdings, Corp. ("SESH"), in exchange for a controlling interest in Lafayette. At the date of the acquisition, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH, which was held by SISC. Lafayette's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

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

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

At the time of the reverse acquisition, Lafayette's prior operations were discontinued and the statement of operations for 1996 and the 1997 operations do not include any operating activity related to Lafayette. As of December 31, 1996, the assets and liabilities of Lafayette included in the Company's consolidated balance sheet consisted of the following

Cash                                                           $1,020,000
Loans receivable                                                   49,000
Prepaid and other current assets                                   24,000
Receivables, long-term                                            441,000
Receivables, related parties                                       85,000
Other assets                                                      469,000
                                                                  -------
  Total assets                                                  2,088,000
                                                                ---------
Accounts payable and accrued expenses                           1,202,000
Notes payable, related parties                                    690,000
Current portion of long-term debt                                 458,000
Convertible debentures                                            700,000
Current portion of capitalized lease obligations                   99,000
                                                                   ------
    Total liabilities                                           3,149,000
                                                                ---------
        Net liabilities disposed of                            $1,061,000
                                                               ==========

As of December 31, 1996, the Company's investment in Lafayette was in excess of Lafayette's equity resulting in a reduction in the Company's additional paid-in capital of $1,061,000. The December 31, 1996 balance sheet has been restated to conform with the current period presentation whereby the above assets and liabilities and the decrease in additional paid-in capital were reversed.

(20) Discontinued Operations - During 1997, the Company discontinued the Audio Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Electro-Optical Electro Mechanical Products Manufacturing and Business Consulting Services segments.

(a) Audio Products Manufacturing - On May 20, 1997, pursuant to a Comprehensive Agreement, (the "WWR Agreement") by and among Mr. Donald L. Shamsie and Malco Theatres, (the "Purchasers") and WWR Acquisition Corp., a majority owned holding company of the Company which owned all of the capital stock of WWR Technology, Inc., ("WWR"), (the "Seller"), the Company sold all of the issued and outstanding capital stock of WWR, the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, for $100,000. As a part of the WWR agreement, the Company was released as a guarantor on approximately $394,000 in debt obligations owed by WWR to two lenders. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal. The revenues of the audio products manufacturing segment were $1.2 million, 3.3 million and 2.8 million for 1997, 19996 and 1995, respectively. The operations of WWR up to the date of the WWR Agreement are classified as loss from the operations of a discontinued segment.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 As of December 31, 1996 the assets and liabilities of the Audio Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following:

Cash                                                               $50,000
Accounts receivable, net                                           336,000
Inventories                                                        386,000
Prepaid and other current assets                                    10,000
Property, plant and equipment                                      309,000
Receivables, long-term                                               7,000
Trademark, net                                                     368,000
Other assets                                                        13,000
                                                                    ------
  Total assets                                                   1,479,000
                                                                 ---------
Accounts payable and accrued expenses                            1,010,000
Accrued payroll and related expenses                               146,000
Accrued interest                                                     4,000
Current portion of long-term debt                                  541,000
Current portion of capitalized lease obligations                     4,000
Capitalized lease obligations                                       10,000
                                                                    ------
    Total liabilities                                            1,715,000
                                                                 ---------
        Net liabilities disposed of                             $  236,000
                                                                ==========
Presented in the balance sheet as follows:
Net long-term assets of discontinued segment                      $687,000
Net current liabilities of discontinued segment                    923,000
                                                                   -------
Net liabilities disposed of                                       $236,000
                                                                  ========

(b) Three Dimensional Products and Services - Effective June 30, 1997, (the Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As of the measurement date, the Company accrued an estimate of $250,000 for anticipated losses from the measurement date until the date the disposal is completed, which is not expected to take longer than one year. The Company has written-off all assets of the Three Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment, and has recorded the remaining liabilities, including the estimated loss to be incurred until the plan is complete, as net liabilities of a discontinued segment. As a result of the plan, the Company has recorded a loss of approximately $465,000 on the planned disposal. The revenues of the three dimensional products and services segment were $281,000, $839,000 and $1.8 million for 1997, 1996 and 1995, respectively.
The operations of the Three Dimensional Products and Services segment up to the Measurement Date, have been restated to present the operations of the Three Dimensional Products and Services segment as a discontinued segment.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As of December 31, 1997 and 1996 the assets and liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                            December 31,
                                                            ------------
                                                     1997               1996
                                                     ----               ----
Cash                                                   --              $48,000
Accounts receivable, net                               --              100,000
Prepaid and other current assets                       --               11,000
Property, plant and equipment                          --              444,000
Deferred offering costs                                --              115,000
Other assets                                           --              350,000
                                                   ------              -------
    Total assets                                       --            1,068,000
                                                   ------            ---------
Accounts payable and accrued expenses          $1,882,000            1,007,000
Accrued payroll and related expenses              246,000              343,000
Accrued interest                                   24,000                1,000
Notes payable, related parties                    278,000              295,000
Current portion of long-term debt                 175,000              175,000
Current portion of capitalized
lease obligations                                      --               43,000
Capitalized lease obligations                          --               68,000
                                                   ------               ------
    Total liabilities                           2,605,000            1,932,000
                                                ---------            ---------
      Net liabilities to be disposed of        $2,605,000             $864,000
                                               ==========             ========

Presented in the balance sheet as follows:
Net long-term assets of discontinued segment           --             $841,000
Net current liabilities of discontinued
 segment                                       $2,605,000            1,705,000
                                               ----------            ---------
Net liabilities to be disposed of              $2,605,000             $864,000
                                               ==========             ========

(c) Medical Diagnostics - Effective September 1, 1997, (the Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Medical Diagnostics segment. Pursuant to such plan, on April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. Such sale resulted in a gain on disposal, which will be recognized during 1998. The Company has classified all assets and liabilities disposed of as net assets of a discontinued segment. The revenues of the medical diagnostics segment were $29.4 million, $31.1 million and $28 million for 1997, 1996 and 1995, respectively. The operations of the Medical Diagnostics segment up to the Measurement Date have been restated to present the operations as a discontinued segment.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As of December 31, 1997 and 1996 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.

                                                            December 31,
                                                       1997              1996
                                                       ----              ----
Cash                                             $1,813,000        $1,539,000
Accounts receivable, net                          9,803,000        11,822,000
Prepaid and other current assets                    325,000           254,000
Property, plant and equipment                     9,738,000        12,561,000
Goodwill                                          9,181,000         9,729,000
Covenant not to compete                                  --           826,000
Customer lists, net                               4,430,000         4,807,000
Deferred offering costs                                  --           322,000
Receivable, long-term                             1,271,000                --
Receivable, related parties                              --           308,000
Other assets                                        735,000           882,000
                                                    -------           -------
  Total assets                                   37,296,000        43,050,000
                                                 ----------        ----------
Accounts payable and accrued expenses             5,049,000         4,134,000
Accrued interest                                    814,000            61,000
Income taxes payable                                249,000           652,000
Subordinated debt related parties                   924,000           924,000
Current portion of long-term debt                10,932,000         3,686,000
Current portion of subordinated debt              5,721,000         6,268,000
Current portion of capitalized lease
 obligations                                      1,240,000         1,273,000
Deferred interest                                   498,000           568,000
Long-term debt                                    7,710,000        16,240,000
Capitalized lease obligations                     1,702,000         2,864,000
Subordinated debt                                     8,000           313,000
                                                      -----           -------
  Total liabilities                              34,847,000        36,983,000
                                                 ----------        ----------
    Net assets to be disposed of                $ 2,449,000       $ 6,067,000
                                                ===========       ===========

Presented in the balance sheet as follows:
Net current liabilities
 of discontinued segment                        $12,987,000       $ 9,452,000
Net long-term assets of
 discontinued segment                            15,436,000         3,385,000
                                                 ----------         ---------
Net assets to be disposed of                    $ 2,449,000       $ 6,067,000
                                                ===========       ===========

(d) Electro-Optical Electro-Mechanical Products Manufacturing - Effective December 31, 1997, the Company entered into an agreement to sell the Electro-Optical Electro-Mechanical Products Manufacturing segment. It is anticipated that such sale will result in a gain on disposal, which will be recognized during 1998. The Company has classified all assets and liabilities disposed of as net assets of a discontinued segment. The revenues of the electro-optical and electro-mechanical products manufacturing segment were $3.1 million, $2.4 million and $3.9 million for 1997, 1996 and 1995, respectively. The operations of the Electro-Optical and Electro-Mechanical Products Manufacturing segment up to December 31, 1997 have been restated to present the operations as a discontinued segment.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As of December 31, 1997 and 1996 the assets and liabilities of the Electro-Optical Electro-Mechanical Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following.

                                                            December 31,
                                                       1997              1996
                                                       ----              ----
Cash                                                $29,000           $24,000
Accounts receivable, net                            304,000           296,000
Inventories                                       1,820,000         2,739,000
Prepaid and other current assets                      4,000            40,000
Property, plant and equipment                       161,000           186,000
Other assets                                         20,000           101,000
                                                     ------           -------
    Total assets                                  2,338,000         3,386,000
                                                  ---------         ---------
Accounts payable and accrued expenses               778,000           797,000
Accrued payroll and related obligations              34,000            54,000
Accrued interest                                         --             2,000
Notes payable, related parties                       34,000                --
Current portion of long-term debt                   303,000           162,000
Current portion of capitalized
 lease obligations                                   54,000            17,000
Capitalized lease obligations                            --            24,000
                                                     ------            ------
    Total liabilities                             1,203,000         1,056,000
                                                  ---------         ---------
        Net assets to be disposed of             $1,135,000        $2,330,000
                                                 ==========        ==========

Presented in the balance sheet as follows:
Net current assets of discontinued Segment       $1,044,000        $2,150,000
Net current liabilities of
 discontinued segment                                90,000            83,000
Net long-term assets of discontinued segment        181,000           263,000
                                                    -------           -------
Net assets to be disposed of                     $1,135,000        $2,330,000
                                                 ==========        ==========

(e) Business Consulting Services - Effective December 31, 1997, the Company entered into an agreement to sell the Business Consulting Services segment. It is anticipated that such sale will not result in a material loss on disposal. The Company has classified all assets and liabilities disposed of as net assets of a discontinued segment. The operations of the Business Consulting Services segment up to December 31, 1997 have been restated to present the operations as a discontinued segment.

As of December 31, 1997 and 1996 the assets and liabilities of the Business Consulting Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                            December 31,
                                                       1997              1996
                                                       ----              ----
Prepaid and other current assets                         --          $162,000
Property, plant and equipment                        $1,000             3,000
Receivables, related parties                             --            70,000
                                                     ------            ------
    Total assets                                      1,000           235,000
                                                      -----           -------
Accounts payable and accrued expenses                    --             2,000
                                                      -----             -----
    Total liabilities                                    --             2,000
                                                     ------             -----
        Net assets to be disposed of                 $1,000          $233,000
                                                     ======          ========

Presented in the balance sheet as follows:
Net current assets of discontinued segment               --          $160,000
Net long-term assets of discontinued segment         $1,000            73,000
                                                     ------            ------
Net assets to be disposed of                         $1,000          $233,000
                                                     ======          ========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(21)    Subsequent Events

Sale of Medical Diagnostics Segment:

On January 28, 1998, International Magnetic Imaging, Inc. ("IMI"), a subsidiary of the Company, and certain of IMI's subsidiaries entered into an asset purchase agreement with Comprehensive Medical Imaging, Inc. ("CMI"), a subsidiary of Syncor International Corporation, pursuant to which CMI agreed to purchase substantially all of the assets of IMI and such subsidiaries for approximately $20 million in cash and the assumption of $21 million in debt. The transaction was consummated on April 2, 1998.

Resignation of Registrant's Directors, Chief Executive Officer and Corporate
Secretary:

On March 30, 1998, the "Company and its wholly-owned subsidiary, SISC, entered into a series of agreements with Lewis S. Schiller ("Schiller"), Grazyna B. Wnuk ("Wnuk"), E. Gerald Kay ("Kay") and Norman J. Hoskin ("Hoskin"). Pursuant to the agreements:

a) Schiller, Wnuk, Kay and Hoskin agreed to resign as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by International Magnetic Imaging, Inc. and certain of its subsidiaries (collectively, "IMI") of substantially all of their assets pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. IMI is a subsidiary of the Company. The sale by IMI is referred to as the "IMI Sale."

b) In consideration for payments of approximately $4.0 million to Schiller and Wnuk, the Company agreed to purchase from Schiller and Wnuk all of their rights under their respective employment agreements and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements.

c) Schiller agreed to transfer to the Company 1,190,000 shares of the Company's Common Stock owned by him.

d) The Company agreed to transfer to Schiller or his designees for nominal consideration, certain subsidiaries of the Company. Such subsidiaries operate at a loss and have, in the aggregate, either a negative or zero net worth.

e) Schiller agreed to enter into a three-year consulting agreement with the Company, for which he will receive annual compensation of $100,000.

f) The Company, its subsidiaries and Schiller, Wnuk, Kay and Hoskin agreed to execute mutual releases and the Company will provide Schiller, Wnuk, Kay and Hoskin with certain indemnification rights.

The negotiations were conducted with representatives of shareholders who are not affiliated either with present management or with the plaintiffs in certain recent litigation against the Company, which is disclosed in footnote 16, "Contingencies".

Immediately prior to the completion of the IMI Sale, Schiller, Wnuk, Kay and Hoskin elected as their successors as directors three individuals who were designated by the representative of the shareholders and who are reasonably acceptable to the present directors.

On April 15, 1998, Mr. George W. Mahoney gave the Company notice that he was exercising his right under his employment agreement with Consolidated to terminate his emmployment on 90 days' notice. Mr. Mahoney has advised the Company that in his view the agreement requires the company to pay him a lump sum payment equal to his salary for the balance of the term of the agreement which is approximately $2.4 million. The Company's board of directors is evaluating the Company's and Mr. Mahoney's respective rights under his employment contract.

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                                December 31, 1997


1.  11.1  Calculation of earnings per share.
2.  21.1  List of Subsidiaries of the Registrant
2.  27    Financial Data Schedule (filed only in electronic format with the SEC)

              Consolidated Technology Group, Ltd. and Subsidiaries
                                December 31, 1997
                 Exhibit 11.1 Calculation of Earnings per Share


                            December 31,       December 31,      December 31,
                               1997               1996              1997
                               ----               ----              ----
Net Loss                   ($13,871,000)      ($ 9,570,000)     ($11,360,000)
                           =============      =============     =============
Loss per Share:
 Loss per Share (note 1)         ($0.29)            ($0.23)           ($0.51)
                                 -------            -------           -------
 Loss per Share -
  Assuming Full Dilution
 (note 2)                        ($0.29)            ($0.23)           ($0.51)
                                 -------            -------           -------


Note 1:
Computed by dividing the net loss for the period by the weighted average number of common shares outstanding, 47,161,799, 41,639,293 and 22,423,035, respectively, for 1997, 1996 and 1995 respectively. No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:
Computed by dividing the net loss for the period by the fully diluted weighted average number of common shares outstanding, 53,346,057, 43,087,307 and 25,136,125, respectively, for 1997, 1996 and 1995. The fully diluted calculation comprehends the following assumptions:

(i) Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods resulting in a net decrease in outstanding shares of 4,098,572, 2,554,873, and 153,719, respectively, for 1997, 1996 and 1995.

(ii) Assumes that for 1997 and 1996 approximately 2,980,000 shares of preferred stock were converted at the beginning of the indicated periods.

(iii) Assumes that for 1997, outstanding options to purchase 2,490,000 common shares at $0.125 per share were exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the three and nine month periods resulting in a net decrease in outstanding shares of 2,697,500.

(iv) Assumes that for 1997 5,000,000 shares subscribed to the CEO were issued as of the beginning of the respective periods.

(v) Assumes that for 1997 the subordinated promissory notes were converted to 4,644,000 common shares as of the beginning of the respective periods.

NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANIT-DILUTIVE RESULT

                       Consolidated Technology Group, Ltd.
                                December 31, 1997
               Exhibit 21.1 List of Subsidiaries of the Registrant

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