Form 10-K/A
period 1997-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-04-30
CIK 89041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-K/A

                                 Amendment No. 1

                      For the Year Ended December 31, 1997


                           Commission File No. 0-4186


                       CONSOLIDATED TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)



           New York                                          13-1948169
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification no.)

              160 Broadway
           New York, New York                                   10038
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 233-4500





    Purpose of Amendment: To include Part III and a revised list of exhibits.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below is information concerning the directors executive officers of the Company as of April 15, 1998.


Name                Age    Position with the Company
----                ---    -------------------------
Seymour Richter      61    President, acting chief executive officer
                            and director
George W. Mahoney    37    Chief financial officer
Edward D. Bright     61    Chairman of the board, treasurer, secretary
                            and director
Donald Chaifetz      65    Director

         Mr. Seymour Richter has been the president and acting chief executive officer of the Company since April 1998. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account, Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the chief executive officer of Touch Base Ltd., an independent selling organization in the apparel industry. Mr. Richter is also a director of two public subsidiaries of the Company, Trans Global Services, Inc. ("Trans Global") and Netsmart Technologies, Inc. ("Netsmart"). Trans Global is engaged in providing temporary technical staffing services, and Netsmart is engaged in the health information systems and software business.

         Mr. George W. Mahoney has been chief financial officer of the Company since October 1994. From December 1991 until September 1994, Mr. Mahoney was chief financial officer of International Magnetic Imaging, Inc. ("IMI") and IMI's affiliated entities. The Company acquired the assets of IMI and certain of its affiliated entities in September 1994. Prior to the April 1998 sale by IMI and certain of its subsidiaries of substantially all of their assets, IMI and its subsidiaries operated ten outpatient diagnostic imaging centers and an imaging referral network.

         Mr. Edward D. Bright has been chairman of the board, treasurer, secretary and a director of the Company since April 1998. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp. ("CSM"), a subsidiary of Netsmart, which was acquired by a subsidiary of the Company from Advanced Computer Techniques, Inc. ("ACT") in June 1994 and transferred to Netsmart in September 1996. From June 1994 until January 1996, he was chief executive officer of Netsmart. He was a senior executive officer and a director of CSM and ACT for more than two years prior to June 1994.

         Mr. Donald Chaifetz has been a director of the Company since April 1998. Mr. Chaifetz is a principal of Maldon Co., Inc., an importing company. Mr. Chaifetz has been in the importing business for mare than the past five years. He is also a director of Trans Global.

         Messrs. Richter, Bright and Chaifetz were elected to their positions by former directors, effective upon the resignation of Lewis S. Schiller, Grazyna B. Wnuk, Norman J. Hoskin and E. Gerald Kay.

         Officers are elected by, and serve at the pleasure of, the board of directors. Pursuant to an employment agreement dated October 1, 1994, as amended, the Company has agreed to employ Mr.

Mahoney as its chief financial officer during the term of the agreement, which continues until December 31, 2007. However, in April 1998, Mr. Mahoney gave the Company notice of his resignation, as described in Item 11.

Item 11.  Executive Compensation

         Set forth below is information with respect to compensation paid or accrued by the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 to its chief executive officer and to each other officer whose compensation exceeded $100,000 for 1997.

                                                       Annual Compensation                Long-Term Compensation (Awards)
                                                       -------------------                -------------------------------
                                                                                          Restricted Stock       Options, SARs
                                                                                          ----------------       -------------
Name and Principal Position       Year            Salary      Bonus            Other      Awards (Dollars)          (Number)
---------------------------       ----            ------      -----            -----      ----------------        -----------

Lewis S. Schiller, CEO            1997(1)          $616,000             --      $358,000               (2)                (2)
                                  1996              286,000             --            --
                                  1995              250,000             --            --

George W. Mahoney, chief          1997             $189,000       $ 64,782       $11,165               (2)                (2)
financial officer(3)              1996              177,000        187,102        12,898
                                  1995              165,000         25,658        10,342

Grazyna B. Wnuk, secretary        1997(4)          $229,225             --            --                --                 --
                                  1996               98,308             --            --                --                 --
                                  1995               82,500             --            --                --                 --

(1) During 1997, Mr. Schiller was paid $390,000 of his salary, and the remaining $226,000, including accrued salary, vacation and sick pay, was accrued. Other compensation consists of commissions that Mr. Schiller earned on the Company's investment activity, of which $141,000 was paid in cash and $36,000 was paid with the issuance to Mr. Schiller of 1,190,000 shares of the Company's common stock, valued at $.03 per share. See "Employment Agreements" for information relating to Mr. Schiller's employment agreement and "Resignation of Former Officers and Directors and Related Transactions" in connection with the purchase by the Company of Mr. Schiller's employment agreement in April 1998.

(2) See "Management Stock Grants, Warrants and Options" for information relating to the grant by the Company and its subsidiaries of stock, warrants and options to the Company's officers and directors, including Messrs. Schiller and Mahoney.

(3) Other compensation includes an allowance for an automobile, which may be used for personal as well as business purposes, and life insurance of $1,000,000 on which he may designate the beneficiary.

(4) During 1997, Ms. Wnuk was paid $194,231 of her salary. The balance of $34,994, representing accrued vacation and sick pay, was accrued. See "Employment Agreements" for information relating to Ms. Wnuk's employment agreement and "Resignation of Former Officers and Directors and Related Transactions" in connection with the purchase by the Company of Ms. Wnuk's employment agreement in April 1998. Ms. Wnuk's compensation does not include compensation of approximately $25,000 per annum received by her from Universal International, Inc. ("Universal"), a corporation in which the Company has a 39% interest but whose financial statements are not consolidated with those of the Company.

Employment Agreements

         The annual salary payable by Consolidated to Mr. Lewis S. Schiller, the former chairman of the board and chief executive officer of the Company, pursuant to his previous employment agreement with the Company was $250,000, subject to a cost of living increase. Effective September 1, 1996, Mr. Schiller's annual salary from Consolidated was increased to $500,000.

         The Company and Mr. Schiller were parties to a Restated Employment Agreement (the "Schiller Employment Agreement") dated as of January 1, 1997. Pursuant to the Agreement, Mr. Schiller was employed as the Company's chief executive officer and as an executive officer of all wholly-owned or controlled subsidiaries of the Company for a term of four years, subject to extension by Mr. Schiller for an additional five years. The Schiller Employment Agreement provided that it automatically terminates, subject to certain cure provisions, in the event of Mr. Schiller's deliberate and repeated misconduct, breach of trust or other repeated action by which material personal gain is obtained by Mr. Schiller to the detriment of the Company, or the failure by Mr. Schiller to perform his duties. The Schiller Employment Agreement also provided for termination in the event of Mr. Schiller's death or disability. Mr. Schiller had the right to terminate the Schiller Employment Agreement, subject to certain cure provisions, in the event of a breach or default by the Company in any of its obligations under the Schiller Employment Agreement, a change of control of the Company (as defined in the Schiller Employment Agreement), his removal without cause as a director of the Company or if the Company files, or has filed against it, a petition in bankruptcy or insolvency or for relief in similar circumstances. In the event of the termination of the Schiller Employment Agreement by the Company for reasons other than the fault or non-performance on the part of Mr. Schiller, Mr. Schiller is entitled to certain additional benefits.

         Mr. Schiller is entitled to receive an annual salary of $500,000 (subject to annual increases equal to the greater of 5% of the current annual salary or the increase in the Cost of Living Index), and an annual bonus equal to 10% of the greater of the increase in the Company's consolidated net worth or net cash flow, as defined in the Schiller Employment Agreement, in excess of $600,000. Mr. Schiller is also entitled to a profit-sharing bonus equal to 20% of the gross profit realized by the Company or any subsidiary thereof on the sale of investment securities, as defined in the Schiller Employment Agreement, or its business. As a result, under the terms of the employment agreement, Mr. Schiller would have been entitled to receive a payment equal to 20% of the gross profit from the April 1998 sale by IMI and certain of its subsidiaries of substantially all of their assets. The sales price for such assets was approximately $20 million in cash and the assumption by the purchaser of approximately $21 million in debt.

         The Schiller Employment Agreement also provided for a ten year retirement package consisting of salary continuation in an amount equal to the greater of his annual salary for the year in which retirement occurs or the average of his annual salary and bonus for the five years preceding retirement. Mr. Schiller was also granted the right to participate in the future growth and expansion of the Company. Pursuant to these provisions, Mr. Schiller had the right to form, at his own cost and expense, any new subsidiary of the Company or any subsidiary thereof in exchange for 10% of the stock of such subsidiary, subject to future dilution resulting from the subsequent issuance by such newly formed subsidiary of additional securities. Mr. Schiller also had the right to purchase, at any time, 10% of the equity securities of SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of the Company, at a price per share equal to the fair market value thereof on the date of purchase. Payment of such purchase price may be made by delivery by Mr. Schiller of his ten year, full recourse, interest bearing promissory note.

         The Schiller Employment Agreement subjected Mr. Schiller to certain confidentiality and non- disclosure requirements the violation or threatened violation of which entitles the Company to seek and obtain injunctive relief against Mr. Schiller.

         The Schiller Employment Agreement also provided Mr. Schiller with paid vacation and sick days, an automobile allowance or reimbursement for automobile expenses, certain life and disability insurance benefits, relocation benefits and allowances, expense reimbursements and certain other benefits.

         Mr. George W. Mahoney has an employment agreement (the "Mahoney Employment Agreement") with the Company for a term commencing October 1, 1994 and ending December 31, 2007 or such later date as Mr. Mahoney may be required to be employed by IMI pursuant to IMI's agreements with its principal lender. Pursuant to the Mahoney Employment Agreement, his annual salary was 189,000 for 1997 and is $202,000 for 1998. His salary increases annually until the year ended December 31, 2007, for which his base salary will be $353,000. The Mahoney Employment Agreement also provides for two bonuses to Mr. Mahoney. One bonus is equal to the greater of 2 1/2% of the Company's net pre-tax profits or 2 1/2% of the Company's net cash flow, and the other is equal to the greater of 2 1/2% of IMI's net pre-tax profits or 2 1/2% of IMI's net cash flow. In addition, IMI paid Mr. Mahoney bonuses of $7,000 in 1997 and an aggregate of $140,000 in 1996 for services relating to certain of IMI's loans from its principal lender pursuant to amendments to his employment agreement. Mr. Mahoney also receives a $6,000 allowance for an automobile, which may be used for personal as well as business purposes, and life insurance of $1,000,000 on which he may designate the beneficiary.

         The Company also has an indemnification agreement with Mr. Mahoney pursuant to which the Company agrees to indemnify Mr. Mahoney to the maximum extent permitted under the New York Business Corporation Law.

         Mr. Mahoney's employment agreement also provides Mr. Mahoney with certain rights in the event of a change of control, as defined in the Mahoney Employment Agreement. On April 14, 1998, Mr. Mahoney gave the Company notice that he was exercising his right under the Mahoney Employment Agreement to terminate his employment on 90 days' notice. Mr. Mahoney has advised the Company that, in his view, the agreement requires the Company to pay him a lump-sum payment equal to his salary for the balance of the term of the agreement, which is approximately $2.4 million. The Company's board of directors is evaluating the Company's and Mr. Mahoney's respective rights under the Mahoney Employment Agreement.

         The Company and Ms. Grazyna B. Wnuk, who was the secretary and a director of the Company, entered into an Employment Agreement (the "Wnuk Employment Agreement") dated as of June 30, 1997. Pursuant to the Wnuk Employment Agreement, Ms. Wnuk was employed as the Company's secretary and as the secretary of certain of the Company's wholly-owned or controlled subsidiaries, until December 31, 2002 subject to extension by Ms. Wnuk for an additional five years. The Wnuk Employment Agreement automatically terminated, subject to certain cure provisions, in the event of Ms. Wnuk's deliberate and repeated misconduct, breach of trust or other repeated action by which material personal gain is obtained by Ms. Wnuk to the detriment of the Company, or the failure by Ms. Wnuk to perform her duties. The Wnuk Employment Agreement also terminated in the event of Ms. Wnuk's death or disability. The Wnuk Employment Agreement provided that Ms. Wnuk may terminate the agreement, subject to certain cure provisions, in the event of a breach or default by the Company in any of its obligations under the Wnuk Employment Agreement, a change of control of the Company (as defined in the Wnuk Employment Agreement), her removal without cause as a director of the Company or if the Company files, or has filed against it, a petition in bankruptcy or insolvency or for relief in similar circumstances. In the event of the termination of the Wnuk Employment Agreement by the Company for reasons other than the fault or non-performance on the part of Ms. Wnuk, Ms. Wnuk is entitled to certain additional benefits.

         The Wnuk Employment Agreement provided for an annual salary of $200,000 (subject to annual increases, commencing January 1, 1998, equal to the greater of 5% of the current annual salary or the increase in the Cost of Living Index), and an annual bonus equal to .5% of the greater of the increase in the Company's consolidated net worth or net cash flow, as defined in the Wnuk Employment Agreement, in excess of $600,000. Ms. Wnuk was also entitled to a profit-sharing bonus equal to 1% of the gross profit realized by the Company or any subsidiary thereof, including IMI, or the sale of investment securities, as defined in the Wnuk Employment Agreement, or its business. Ms. Wnuk was entitled to a ten year retirement package consisting of salary continuation in an amount equal to the greater of her annual salary for the year in which retirement occurs or the average of her annual salary and bonus for the five years preceding retirement. Ms. Wnuk was also granted the right to participate in the future growth and expansion of the Company. Pursuant to these provisions, Ms. Wnuk had the right to participate in the formation, at her own cost and expense, of any new subsidiary of the Company or any subsidiary thereof in exchange for 1% of the stock of such subsidiary, subject to future dilution resulting from the subsequent issuance by such newly formed subsidiary of additional securities.

         The Wnuk Employment Agreement subjected Ms. Wnuk to certain confidentiality and non- disclosure requirements the violation or threatened violation of which entitle Company to seek and obtain injunctive relief against Ms. Wnuk.

         The Wnuk Employment Agreement also provided Ms. Wnuk with paid vacation and sick days, certain life and disability insurance benefits, relocation benefits and allowances, expense reimbursements and certain other benefits.

         As a result of the purchase by the Company of the Schiller and Wnuk Employment Agreements, the Company has no further obligations under such agreements. See "Resignation of Former Officers and Directors and Related Transactions."

         During 1997, the Company paid Mr. Norman J. Hoskin a director's fee of $2,500 per months from January through April and $3,500 per month from May through December, and IMI, of which he was a director, paid him a monthly director's fee of $2,000 per month.

Management Stock Transactions, Warrants and Options

         In July 1997, Mr. Schiller purchased 1,190,000 shares of Common Stock from the Company at $.03 per share, reflecting a discount from the bid price on the date of sale, which was $.06 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to Mr. Schiller for past compensation. The past compensation due to Mr. Schiller was further reduced by the amount of the withholding tax due. Contemporaneously with the purchase of the 1,190,000 shares of Common Stock, Mr. Schiller agreed to purchase, and the Company agreed to sell to Mr. Schiller, an additional 5,000,000 shares of Common Stock at $.03 per share. Such shares were to be issued and paid for at such time as the Company has a sufficient number of shares of Common Stock for issuance pursuant to the Company's certificate of incorporation. Such shares were never issued, and the Company has no obligations with respect to the issuance of such shares.

         Pursuant to his employment agreement with the Company, Mr. Schiller had the right to 10% of each of the Company's subsidiaries, including Trans Global and Netsmart. Such shares were issued to Mr. Schiller and his designees. Set forth below are recent equity transactions relating to Mr. Schiller and Trans Global and Netsmart. Mr. Schiller was chairman of the board, chief executive officer and a director of Trans Global and Netsmart, Mr. Norman J. Hoskin was a director of Trans Global and Netsmart, Mr. E. Gerald Kay was a director of Trans Global, and Ms. Grazyna B. Wnuk was secretary of Trans Global.

         Netsmart.   In January 1996, SISC exchanged 1,000 shares of a series of
Netsmart preferred stock for 1,125,000 shares of Netsmart's common stock. SISC transferred an aggregate of 112,500 shares of such shares of such common stock to Mr. Schiller and his designees pursuant to Mr. Schiller's employment agreement with the Company.

         In February 1996, Netsmart issued an aggregate of 3,573,125 warrants, of which 1,677,500 were exercisable at $2.00 per share and 1,895,625 are exercisable at $4.00 per share. The fair value of the Common Stock on the date of board approval was $3.20 per share. The warrants expire on December 31, 1999. The warrants issued included warrants to purchase 1,968,750 shares of Netsmart's common stock at $2.00 per share, which were issued to SISC, and warrants to purchase 53,500 shares of Netsmart's common stock at $5.00 per share, which were issued to Mr. Schiller. SISC has transferred warrants to purchase 206,250 shares of Netsmart common stock at $2.00 per share to Mr. Lewis S. Schiller and his designees.

         In July 1996, pursuant to a warrant exchange, (a) the holders of the Netsmart warrants having a $2.00 exercise price exchanged one third of such warrants for warrants to purchase, at an exercise price of $4.00 per share, 150% of the number of shares of Common Stock issuable upon exercise of the warrants that were exchanged, and (b) the exercise price of the warrants having a $5.00 exercise price was reduced to $4.00.

         Messrs. Norman J. Hoskin, E. Gerald Kay and George W. Mahoney and Ms. Grazyna Wnuk received, either from Netsmart or from SISC, warrants to purchase an aggreagate of 33,333, 66,667, 40,000 and 33,333 shares, respectively, of Netsmart common stock at $2.00 per share, and 25,001, 50,000, 25,001 and 25,001 shares, respectively, of Netsmart common stock at $4.00 per share. Such numbers give effect to such warrant exchange described in the previous paragraph.

         Trans Global.   During 1996, pursuant to a debt and equity restructure
(the "SISC Recapitalization"), SISC exchanged $750,000 of its debt from Trans Global, which was $1.1 million in the aggregate, and all of its shares of three other series of Trans Global preferred stock, including accrued dividends on one of such series, for 9,900 shares of Trans Global's Series F Preferred Stock and warrants to purchase 533,333 shares of Common Stock at $7.50 per share. As part of the SISC Recapitalization, Trans Global issued 100 shares of Series F Preferred Stock to DLB, Inc. ("DLB"), which owned 5% of two other series of Trans Global preferred stock. DLB is owned by Mr. Schiller's wife, but Mr. Schiller disclaims beneficial interest in DLB or any securities owned by DLB. SISC transferred 1,000 shares of Series F Preferred Stock to Mr. Schiller pursuant to Mr. Schiller's employment agreement with the Company, and Mr. Schiller canceled certain shares of two series of Trans Global preferrred stock. The 10,000 shares of Series F Preferred Stock held by SISC, Mr. Schiller and DLB were converted into 1,666,666 shares of Trans Global common stock in October and December 1996.

         Pursuant to Mr. Schiller's employment agreement with the Company, Mr. Schiller received 65,500 shares of Trans Global common stock, warrants to purchase 7,916 shares of Trans Global common stock and 2,500 shares of two series of Trans Global preferred stock in May 1995. Such shares of Trans Global preferred stock were canceled as part of the SISC Recapitalization. Also in connection with the SISC

Recapitalization, shares of two series of Trans Global preferred stock held by DLB were canceled and 100 shares of Series F Preferred Stock were issued to DLB.

         In April 1996, Trans Global issued to Mr. Lewis S. Schiller, Mr. Norman
J. Hoskin and Mr. E. Gerald Kay warrants to purchase 66,666 shares, 50,000 shares and 50,000 shares, respectively, of Trans Global common stock at $7.50 per share.

         In August 1997, SISC transferred the warrants to purchase 533,333 shares of Trans Global common stock at $7.50 per share, to its officers, directors and other key employees, of which warrants to purchase 291,667 shares were transferred to Mr. Lewis S. Schiller and his designees, warrants to purchase 50,000 shares were transferred to Ms. Grazyna B. Wnuk, and warrants to purchase 33,333 shares were transferred to Mr. George W. Mahoney.

         Privately held subsidiaries. In addition to issuance to Mr. Schiller of stock in the Company's privately-owned subsidiaries, the subsidiaries have issued warrants and options to Mr. Schiller, Mr. Hoskin and Ms. Wnuk which have exercise prices which are in excess of the fair market value of the underlying shares of common stock. In addition, Mr. Mahoney holds incentive stock options and warrants granted by IMI and warrants in certain of the Company's privately-held subsidiaries.

Resignation of Former Officers and Directors and Related Transactions

         In April 1998, Messrs. Lewis S. Schiller, Norman J. Hoskin and E. Gerald Kay and Ms. Grazyna B. Wnuk, constituting all of the members of the Company's board of directors, resigned as officers and directors of the Company and its subsidiaries. Mr. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated and other subsidiaries of Consolidated, including Trans Global and Netsmart, resigned as an officer and director of Consolidated and such subsidiaries. Ms. Wnuk, who was a director and secretary of the Company and secretary of Trans Global, resigned from such positions. Mr. Norman J. Hoskin, who was a directors of the Company, Trans Global and Netsmart, and Mr. E. Gerald Kay, who was a director of the Company and Trans Global, resigned from such positions.

         Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright, Seymour Richter and Donald Chaifetz were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk as directors of the Company. Messrs. Bright, Richter and Chaifetz were elected as directors of Trans Global, and Messrs. Bright and Richter were elected as directors of Netsmart.

         The resignations of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk were effected pursuant to a series of agreements dated March 30, 1998, among the Company, and SISC, its wholly-owned subsidiary, and one or more of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk.

         Pursuant to the agreements, as previously reported by the Company:

         1. Messrs. Schiller, Kay and Hoskin and Ms. Wnuk agreed to resign as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by IMI and certain of its subsidiaries of substantially all of their assets pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. IMI is a subsidiary of the Company. The sale by IMI is referred to as the "IMI Sale." Such resignations became effective on April 2, 1998.

         2. In consideration for payments of $3,168,590 to Mr. Schiller, $250,000 to Ms. Wnuk, $159,593 to DLB and $134,593 to each of Mr. Schiller's three adult children, (a) Mr Schiller and Ms. Wnuk purchased from the Company all of their rights under their respective employment agreements, and (b) the Company, on behalf of IMI, purchased from all of such persons their equity interest in IMI.

         3. Mr. Schiller transfer to the Company the 1,190,000 shares of the Company's Common Stock owned by him.

         4. The Company transferred to Mr. Schiller or his designees, for nominal consideration, certain subsidiaries of the Company. The operations of such subsidiaries are reflected in the Company's consolidated financial statements as discontinued operations.

         5. The Company agreed to engage Mr. Schiller as a consultant for a three-year term, for which he will receive annual compensation of $100,000.

         6. The Company, its subsidiaries and Messrs. Schiller, Kay and Hoskin and Ms. Wnuk executed mutual releases, and the Company agreed to provide them with certain indemnification rights.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or group is known by the Company to own 5% or more of the Company's Common Stock as of April 15, 1998. Set forth below is information as of April 15, 1998, based on information provided to the Company by the persons named below, as to the stock ownership of each director of the Company, each officer named in the Summary Compensation Table and all officers and directors as a group.


Name(1)                                    Shares         Percent
-------                                    -------        -------
Edward D. Bright                           817,377(2)        1.6%
George W. Mahoney                               --            --
Seymour Richter                                 --            --
Donald Chaifetz                                 --            --
All directors and officers as a group      817,377(2)        1.6%
(four individuals)

(1) Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares.

(2) Includes 800,000 shares owned by JEG, Inc. ("JEG"). Mr. Bright is president and director of JEG, and, in such capacities, he has the sole right to vote and dispose of the shares owned by JEG.

Item 13.  Certain relationships and Related Transactions

         The Company and Trans Global have made advances from time to time to Universal. These advances have no fixed due dates or terms and $145,000 of such advances have been written-off. The outstanding balances owed to the Company and Trans Global from this subsidiary was $187,000 and $517,000, respectively, at December 31, 1997 and 1996 and the greatest amount outstanding to such subsidiary during 1997 and 1996 was $600,000. Ms. Grazyna B. Wnuk, who was secretary and a director of the Company, owned 31% of the stock of Universal. In addition, Trans Global has, from time to time, engaged Universal to provide employees for its temporary technical staffing operations.

Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K.

4.     Exhibits.

3.1    Certificate of incorporation.(1)
3.2 Certificate of amendment to the certificate of incorporation defining the rights of the holders of the Series G 2% Cumulative Redeemable Preferred Stock.
3.3 Certificate of amendment to the certificate of incorporation defining the rights of the holders of the Series H 2% Voting Preferred Stock.
3.4    By-laws.
10.1   Employment agreement dated January 1, 1997 between the Company and Lewis
        S. Schiller.(2)
10.2 Agreement dated as of March 30, 1998, by and among the Company, SISC and Lewis S. Schiller.(3)
10.3 Agreement dated as of March 30, 1998, by and among the Company, SISC and Grazyna B. Wnuk.(3)
10.4 Agreement dated as of March 30, 1998, by and among the Company, SISC, E. Gerald Kay and Norman J. Hoskin.(3)
10.5 Agreement dated as of March 30, 1998, by and among the Company, SISC, Lewis S. Schiller, Grazyna B. Wnuk, E. Gerald Kay and Norman J. Hoskin.(3)
10.6 Employment agreement dated March 21, 1995, between the Consolidated Technology Group Ltd. and George W. Mahoney, as amended through June 16, 1996.(4)
10.7 Amendment dated March 7, 1997 to the employment agreement dated March 21, 1995, between the Consolidated Technology Group Ltd. and George W. Mahoney.(4)
10.8 Asset purchase agreement dated January 28, 1998, by and among Comprehensive Medical Imaging, Inc., International Magnetic Imaging, Inc. and certain of its subsidiaries, including the exhibits and schedules thereto.(5)
11.1   Calculation of earnings per share.(6)
21.1   List of subsidiaries.(6)
25.1   Power of attorney. (See signature page)
27     Financial data schedule.(7)

(1) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's report on Form 8-K relating to March 30, 1998, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's report on Form 8-K relating to January 28, 1998, and incorporated herein by reference.
(6)      Previously filed.
(7)      Previously filed only with the SEC in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSOLIDATED TECHNOLOGY GROUP LTD.

Date: April 30, 1998                  /S/-------------------------------
                                         Seymour Richter, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Seymour Richter, Edward D. Bright and George W. Mahoney or any of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature                Title                              Date
---------                -----                              ----
/S/                      President, Chief Executive         April 30, 1998
---------------
Seymour Richter          Officer and Director (Principal
                          Executive Officer)

/S/                      Chief Financial Officer            April 30, 1998
-----------------
George W. Mahoney        (Principal Financial and
                          Accounting Officer)


/S/                      Director                           April 30, 1998
----------------
Edward D. Bright


/S/                      Director                           April 30, 1998
---------------
Donald Chaifetz

Exhibit 3.2

                            CERTIFICATE OF AMENDMENT

                                     TO THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                       CONSOLIDATED TECHNOLOGY GROUP LTD.

  Pursuant to Sections 502(d) and 805 of the New York Business Corporation Law

         Consolidated Technology Group Ltd., a New York corporation (the "Corporation"), does hereby certify as follows:

         FIRST.   The name of the Corporation is Consolidated Technology Group
Ltd.

         SECOND.   The Certificate of Incorporation for the Corporation was
filed by the department of state on August 2, 1961 under the original name of Sequential Information Systems, Inc.

         THIRD.   A Certificate of Amendment to the Certificate of Incorporation
which, among other things, changed the name of the Corporation to Consolidated Technology Group Ltd. was filed by the department of state on August 27, 1993.

         FOURTH. The Certificate of Incorporation of the Corporation is hereby amended to set forth the amended and restated rights, preferences and privileges of Corporation's 2% Cumulative Convertible Preferred Stock ("Series G Preferred Stock"), which series was created by the Corporation's Board of Directors pursuant to Article THIRD of the Corporation's Certificate of Incorporation. The amendment (i) changes the name the Series G Preferred Stock from 2% Cumulative Convertible Preferred Stock to 2% Cumulative Redeemable Preferred Stock, (ii) eliminates the provision for the conversion of the Series G Preferred Stock into Common Stock, and (iii) provides for the redemption of the Series G Preferred Stock.

         FIFTH.   The amendment to the Certificate of Incorporation set forth in this Certificate was approved by the Board of Directors pursuant to said Article THIRD and by the sole holder of the issued and outstanding shares of Series G Preferred Stock.

         SIXTH.   The relative rights, preferences, privileges and restrictions relating to the Series G Preferred Stock, as amended, are set forth in the following statement of rights, preferences and privileges (the "Statement"):

         1.   Designation and Number of Shares.   The designation of this series
of one thousand (1,000) shares of Preferred Stock, par value $1.00 per share, created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series G 2% Cumulative Redeemable Preferred Stock," which is hereinafter referred to as the "Series G Preferred Stock." In the event that the Corporation does not issue the maximum number of shares of Series G Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series G Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series G Preferred Stock then issued. The number of shares by which the Series G Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Series G Preferred Stock shall be on a parity with the Corporation's other series of Preferred Stock, other than a series which, by its terms, is designated as a junior series of Preferred Stock, as to which the Series G Preferred Stock shall be prior, as to dividends and upon voluntary or involuntary liquidation, dissolution or winding up. In the event that any shares of

Series G Preferred Stock shall, at any time, be redeemed, such shares shall, after such redemption, have the status of authorized but unissued shares of preferred stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors.

         2.   Dividend Rights.

              (a) Holders of shares of Series G Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds of this Corporation legally available therefor, cash dividends at an annual rate of forty two dollars ($42.00) per share subject to the provisions of Paragraphs 2(c) and (e) of this Statement. Dividends shall be payable in annual installments. Such installments shall be paid on the annual dividend payment date, as hereinafter defined (a "dividend payment date"). The dividend payment date shall be September 30 of each year, commencing with September 30, 1996. Dividends shall be payable on the dividend payment date to holders of Series G Preferred Stock of record on the applicable September 15th. Each annual period ending on a dividend payment date is referred to as a "dividend period." Dividends on the Series G Preferred Stock shall be fully cumulative and accrue, with respect to each share of Series G Preferred Stock, from October 1, 1995.

              (b) The amount of any dividends "accrued" on any share of Series G Preferred Stock at any dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such dividend payment date, whether or not earned or declared, and the amount of dividends "accrued" on any share of Series G Preferred Stock at any date other than a dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the last preceding dividend payment date, whether or not earned or declared, plus an amount calculated on the basis of the annual dividend rate set forth in Paragraph 2(a) of this Statement, for the period after such last preceding dividend payment date to and including the date as of which the calculation is made.

              (c) Except as provided in this Statement, no dividends shall be declared or paid or set aside for payment on any series upon any Common Stock or any other classes or series of capital stock ranking on a parity with or junior to the Series G Preferred Stock as to dividends for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof is set aside for such payment on the Series G Preferred Stock for all dividend periods terminating on or prior to the dividend payment date of such dividends on any such series or class. When dividends are not paid in full upon the shares of Series G Preferred Stock and any other series of the Preferred Stock, par value $1.00 per share ("Preferred Stock"), of the Corporation ranking on a parity as to dividends with the Series G Preferred Stock, all dividends declared upon shares of Series G Preferred Stock and such other series of Preferred Stock shall be declared pro rata so that the amount of dividends declared per share on the Series G Preferred Stock shall in all cases bear to each other the same ratio that the accrued dividends per share on the shares of Series G Preferred Stock and such other series of Preferred Stock bear to each other. Holders of shares of Series G Preferred Stock shall not be entitled to dividends thereon, whether payable in cash, property or stock, in excess of the full cumulative dividends thereon, as provided in this Statement. No dividend on Series G Preferred Stock shall be declared or paid or set apart for payment with respect to any dividend payment date unless full dividends, including accumulated dividends, if any, on any series or class of capital stock ranking, as to dividends, prior to Series G Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof has been set aside for all dividend periods for such series or class terminating on or prior to such dividend payment date.

              (d) As long as any shares of Series G Preferred Stock are outstanding, no dividends (other than a dividend payable in any series or class of capital stock ranking junior to Series G Preferred Stock as to both dividends and payments in the event of voluntary or involuntary liquidation, dissolution or winding up), shall be declared or paid or set aside for payment, and no other distribution shall be declared or made upon any such junior series or class of capital stock or any series or class of capital stock on a parity with Series G Preferred Stock as to both dividends and payments in the event of voluntary and involuntary liquidation, dissolution or winding up and no series of capital stock ranking junior to or on a parity with the Series G Preferred stock as to dividends and upon a voluntary or involuntary liquidation, dissolution or winding up shall be redeemed, purchased or otherwise acquired for any consideration by the

Corporation or by any subsidiary (which shall mean any corporation or entity, themajority of voting power to elect directors of which is held directly or indirectly by the Corporation), except by conversion into or exchange for capital stock of the Corporation ranking junior the Series G Preferred Stock as to dividends and upon voluntary or involuntary liquidation, dissolution or winding up; unless, in each case, the full cumulative dividends on all outstanding shares of Series G Preferred Stock shall have been paid in full for all past dividend periods or unless the holders of a majority of the Series G Preferred Stock then outstanding shall consent thereto.

         3.   Voting Rights.

              (a) Except as otherwise required by law, holders of shares of Series G Preferred Stock shall have no voting rights.

              (b) The Corporation is not restricted from creating other series of Preferred Stock which may be senior or junior to or on a parity with the Series G Preferred Stock as to dividends and/or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series G Preferred Stock.

         4. No Conversation Rights. The holders of the Series G Preferred Stock shall have no conversion rights or other rights to exchange the shares of Series G Preferred Stock for shares of any other class of capital stock of the Corporation.

         5.   Redemption.

              (a) The Corporation may, at any time, redeem the Series G Preferred Stock in whole at any time or in part from time to time upon not less than ten (10) nor more than sixty (60) days' prior written notice at the redemption price per share of two thousand one hundred and 00/100 dollars ($2,100.00) per share of Series G Preferred Stock. The Corporation is not required to provide for the redemption of any shares of Series G Preferred Stock through the operation of a sinking fund.

              (b) The date on which the Corporation is to redeem any Series G Preferred Stock pursuant to Paragraph 5(a) is referred to as the "Redemption Date" with respect to the shares of Series G Preferred Stock being redeemed. From and after the close of business on the business day immediately preceding the Redemption Date, any shares of Series G Preferred Stock as to which the Corporation shall have exercised its right of redemption shall cease to have any voting, dividend or other rights, and the holder of such shares shall only have the right to receive payment of the redemption price; provided, however, that this Paragraph 5(b) shall not apply if the Corporation shall default in the payment of the redemption price.

              (c) In the event that the Corporation redeems only a portion of the Series G Preferred Stock, the Corporation shall redeem such shares in a manner which approximates a pro rata redemption of the holders of the Series G Preferred Stock, and in making such redemption, the Corporation may fully redeem holders of Series G Preferred Stock whose holdings are insubstantial relative to the number of Series G Preferred Stock being redeemed.

              (d) Each holder of shares of Series G Preferred Stock shall have the right at any time to demand and require the Corporation to redeem any or all of such holder's shares of Series G Preferred Stock at a redemption price of two thousand one hundred and 00/100 dollars ($2,100.00). Such demand shall be made by a Notice Demanding Redemption (the "Redemption Notice") which shall be given to the Corporation at its principal executive offices as set forth in its most recent filing with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The Redemption Notice shall specify the number of shares of Series G Preferred Stock which are to be redeemed and identify the holder(s) of such shares. The Corporation shall redeem the shares by paying the redemption price for such shares to the holder(s) identified in the Redemption Notice not later than sixty (60) days after the date the Redemption Notice is received by the Corporation. The Redemption Notice shall be sent (i) by telecopier (with confirmation of transmission being sent by certified or registered mail unless confirmation of receipt by the Corporation is acknowledged by the Corporation), or (ii) by certified or registered mail, return receipt requested, or (iii) by overnight courier service which provides acknowledgment of delivery.

         (e) If any dividends shall have been declared by the Board of Directors on Series G Preferred Stock and are in arrears, no purchase or redemption shall be made of any stock ranking junior to or on a parity with Series G Preferred Stock as to dividends or upon liquidation, dissolution or winding up (other than a purchase or redemption made by issuance for delivery of such junior stock); provided, however, that any monies theretofore deposited in any sinking fund with respect to any class or series of capital stock of the Corporation in compliance with the provisions of such sinking fund thereafter may be applied to the purchase or redemption of such Preferred Stock in accordance with the terms of such sinking fund regardless of whether at the time of such application the full amount of all dividends that have been declared upon shares of Series G Preferred Stock shall have been paid or set aside for payment; and provided, further, that the foregoing shall not prevent the purchase of shares of Preferred Stock ranking on a parity with Series G Preferred Stock as to dividends and upon liquidation, dissolution or winding up pursuant to a purchase or exchange offer made on the same terms to the holders of all the outstanding Preferred Stock so ranking on a parity with Series G Preferred Stock as to dividends and upon liquidation, dissolution or winding up.

         6.   Liquidation Rights.

              (a) In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series G Preferred Stock shall be entitled to receive out of the assets of the Corporation an amount equal to ten cents ($.10) plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final payment or distribution, before any payment or distribution upon liquidation, dissolution or winding up shall be made on any series or class of capital stock ranking junior to Series G Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series G Preferred Stock as to such payment or distribution.

              (b) The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation or the merger or consolidation of the Corporation into another corporation (each of the foregoing being referred to as a "sale transaction") shall not be deemed a voluntary liquidation, dissolution or winding up of the Corporation for purposes of this Paragraph 6. It shall be a condition to any sale transaction that, unless all of the shares of Series G Preferred Stock are redeemed at or prior to the effective time of the sale transaction or all of the holders of the Series G Preferred Stock shall consent thereto, the holders of the Series G Preferred Stock have the right to receive for each share of Series G Preferred Stock held by them upon the closing date of such transaction, one (1) share of preferred stock of the issuer, which share shall have, to the extent practicable, dividend and redemption rights and rights upon liquidation, dissolution or winding up (as defined in this Paragraph 6) reasonably equivalent to those of such share of Series G Preferred Stock. The merger of any other corporation into the Corporation shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, for the purposes of this Paragraph 6.

              (c) After the payment in cash to the holders of Series G Preferred Stock of the full preferential amounts in the amounts which have been fixed hereby for the shares of Series G Preferred Stock, such holders as such shall have no right or claim to any of the remaining assets of the Corporation.

              (d) In the event the assets of the Corporation available for distribution to the holders of shares of Series G Preferred Stock upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series G Preferred Stock upon such liquidation, dissolution or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series G Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such liquidation, dissolution or winding up.

              (e) Upon the liquidation, dissolution or winding up of the Corporation, the holders of shares of Series G Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to Series G Preferred Stock.

         7.   Rank of Series.   For purposes of this Statement, any stock of any
series or class of the Corporation shall be deemed to rank:

              (a) prior to the shares of Series G Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series G Preferred Stock;

              (b) junior to the shares of Series G Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of Series G Preferred Stock, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of Series G Preferred Stock;

              (c) on a parity with shares of Series G Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of Series G Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

         8.   No Preemptive Rights.   No holder of the Series G Preferred Stock
shall, as such holder, be entitled as of right to purchase or subscribe for any shares of stock of the Corporation of any class or any series now or hereafter authorized or any securities convertible into or exchangeable for any shares, or any warrants, options, rights or other instruments evidencing rights to subscribe for or purchase any such shares, whether such shares, securities, warrants, options, rights or other instruments be unissued or issued and thereafter acquired by the Corporation.

         9.   Transfer Agent and Registrar.   The Corporation may appoint a
transfer agent and registrar for the issuance, transfer and conversion of the Series G Preferred Stock and for the payment of dividends to the holders of the Series G Preferred Stock.

         IN WITNESS WHEREOF, Consolidated Technology Group Ltd. has caused this Certificate of Amendment to the Certificate of Incorporation to be signed by its President and its Secretary this 16th day of March, 1998.


                                          By:____________________________
                                             Lewis S. Schiller, President
ATTEST:


__________________________
Grazyna B. Wnuk, Secretary

Exhibit 3.3

                            CERTIFICATE OF AMENDMENT

                                     TO THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                       CONSOLIDATED TECHNOLOGY GROUP LTD.

  Pursuant to Sections 502(d) and 805 of the New York Business Corporation Law

         Consolidated Technology Group Ltd., a New York corporation (the "Corporation"), does hereby certify as follows:

         FIRST.   The name of the Corporation is Consolidated Technology Group
Ltd.

         SECOND.   The Certificate of Incorporation for the Corporation was
filed by the department of state on August 2, 1961. The original name of the Corporation was Sequential Information Systems, Inc.

         THIRD.   A Certificate of Amendment to the Certificate of Incorporation
which, among other things, changed the name of the Corporation to Consolidated Technology Group Ltd. was filed by the department of state on August 27, 1993.

         FOURTH.   The Certificate of Incorporation of the Corporation is hereby amended to set forth the rights, preferences and privileges of Corporation's Series H 2% Voting Preferred Stock ("Series H Preferred Stock"), which series was created by the Corporation's Board of Directors pursuant to Article THIRD of the Corporation's Certificate of Incorporation.

         FIFTH.   The amendment to the Certificate of Incorporation set forth in this Certificate was approved by the Board of Directors pursuant to said Article THIRD.

         SIXTH.   The relative rights, preferences, privileges and restrictions relating to the Series H Preferred Stock, as amended, are set forth in the following statement of rights, preferences and privileges (the "Statement"), and shall be included as a new paragraph at the end of the Certificate of
Incorporation:

         1.   Designation and Number of Shares.   The designation of this series
of one thousand (1,000) shares of Preferred Stock, par value $1.00 per share, created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series H 2% Voting Preferred Stock," which is hereinafter referred to as the "Series H Preferred Stock." In the event that the Corporation does not issue the maximum number of shares of Series H Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series H Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series H Preferred Stock then issued. The number of shares by which the Series H Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Series H Preferred Stock shall be on a parity with the Corporation's other series of Preferred Stock, other than a series which, by its terms, is designated as a junior series of Preferred Stock, as to which the Series H Preferred Stock shall be prior, as to dividends and upon voluntary or involuntary liquidation, dissolution or winding up. In the event that any shares of Series H Preferred Stock shall, at any time, be redeemed, such shares shall, after such redemption, have the status of authorized but unissued shares of preferred stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors.

         2.   Dividend Rights.

              (a) Holders of shares of Series H Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds of this Corporation legally available therefor, non-cumulative cash dividends at an annual rate of two dollars ($2.00) per share subject to the provisions of Paragraph 2(c) of this Statement. Dividends shall be payable in annual installments. Such installments shall be paid on the annual dividend payment date, as hereinafter defined (a "dividend payment date"). The dividend payment date shall be January 15 of each year, commencing with January 15, 1999. Dividends shall be payable on the dividend payment date to holders of Series H Preferred Stock of record on the applicable December 31st. Each annual period ending on a December 31 is referred to as a "dividend period." Dividends on the Series H Preferred Stock shall be fully cumulative and accrue, with respect to each share of Series H Preferred Stock, from April 1, 1998. If dividends for any dividend period are not declared prior to the last day of the dividend period, no dividends shall be paid with respect to such period, and no holder shall have any right with respect to any dividends for such dividend period.

              (b) Except as provided in this Statement, no dividends shall be declared or paid or set aside for payment on any series upon any Common Stock or any other classes or series of capital stock ranking on a parity with or junior to the Series H Preferred Stock as to dividends for any period unless all dividends which have been declared by the Board of Directors or any dividend prior to the day of such dividend payment shall have been paid or provided for. If, on the record date for such dividends on the Common Stock or such other class or series of capital stock, no dividends shall have been declared by the Board of Directors with respect to the Series H Preferred Stock, then, in such event, there shall be no restriction on the declaration or payment of dividends on the Common Stock or such other class or series of capital stock. When declared dividends are not paid in full upon the shares of Series H Preferred Stock and any other series of the Preferred Stock, par value $1.00 per share ("Preferred Stock"), of the Corporation ranking on a parity as to dividends with the Series H Preferred Stock, all dividends declared upon shares of Series H Preferred Stock and such other series of Preferred Stock shall be declared pro rata so that the amount of dividends declared per share on the Series H Preferred Stock shall in all cases bear to each other the same ratio that the accrued dividends per share on the shares of Series H Preferred Stock and such other series of Preferred Stock bear to each other. Holders of shares of Series H Preferred Stock shall not be entitled to dividends thereon, whether payable in cash, property or stock, in excess of the declared dividends thereon, as provided in this Statement. No dividend on Series H Preferred Stock shall be declared or paid or set apart for payment with respect to any dividend payment date unless full dividends, including accumulated dividends, if any, on any series or class of capital stock ranking, as to dividends, prior to Series H Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof has been set aside for all dividend periods for such series or class terminating on or prior to such dividend payment date.

         3.   Voting Rights.

              (a) Except as otherwise required by law, holders of shares of Series H Preferred Stock shall have right, voting as a single class, to elect four (4) directors out of a Board of Directors which consists of not more than seven (7) directors. The Board of Directors of the Corporation shall not consist of more than seven (7) directors unless the holders of record of a majority of the outstanding shares of Series H Preferred Stock shall have approved such increase.

              (b) In addition to the rights set forth in Paragraph 3(a) of the Statement, except as otherwise provided by law, holders of shares of Series H Preferred Stock shall vote together with the Common Stock, as if the Common Stock and the Series H Preferred Stock were a single class; provided, that in all matters (other than the election of directors), the holders of the Common Stock shall have the right to one vote per share of Common Stock, and the holders of the Series H Preferred Stock shall have the right to 55,000 votes per share of Series H Preferred Stock. The holders of the Series H Preferred Stock shall have no voting rights with respect to the election of directors except as provided in Paragraph 3(a) of the Statement.

              (c) In the event that, pursuant to applicable law or the Statement, the holders of the Series H Preferred Stock are required to vote as a single class, separate and apart from the Common Stock, each holder of Series H Preferred Stock shall be entitled to one vote per share of Series H Preferred Stock on such matters.

              (d) The Corporation is not restricted from creating other series of Preferred Stock which may be senior or junior to or on a parity with the Series H Preferred Stock as to dividends and/or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series H Preferred Stock.

         4.   No Conversation Rights.   The holders of the Series H Preferred
Stock shall have no conversion rights or other rights to exchange the shares of Series H Preferred Stock for shares of any other class of capital stock of the Corporation.

         5.   Redemption.

              (a) The Corporation may, at any time, with the consent of the holder of the Series H Preferred Stock, redeem the Series H Preferred Stock in whole at any time or in part from time to time upon not less than ten (10) nor more than sixty (60) days' prior written notice at the redemption price per share of one hundred and 00/100 dollars ($100.00) per share of Series H Preferred Stock plus any unpaid dividends to the dividend payment date preceding the redemption date which have been declared by the Board of Directors or which would have been payable if the Board of Directors had approved the maximum dividends payable since the date of the initial issuance of the Series H Preferred Stock, such amount being referred to as the "Maximum Dividends." The Corporation is not required to provide for the redemption of any shares of Series H Preferred Stock through the operation of a sinking fund. No shares of Series H Preferred Stock may be redeemed without the consent of the record holder thereof.

              (b) The date on which the Corporation is to redeem any Series H Preferred Stock pursuant to Paragraph 5(a) is referred to as the "Redemption Date" with respect to the shares of Series H Preferred Stock being redeemed. From and after the close of business on the business day immediately preceding the Redemption Date, any shares of Series H Preferred Stock as to which the Corporation shall have exercised its right of redemption shall cease to have any voting, dividend or other rights, and the holder of such shares shall only have the right to receive payment of the redemption price; provided, however, that this Paragraph 5(b) shall not apply if the Corporation shall default in the payment of the redemption price.

              (c) In the event that the Corporation redeems only a portion of the Series H Preferred Stock, the Corporation shall redeem such shares in a manner which approximates a pro rata redemption of the holders of the Series H Preferred Stock, and in making such redemption, the Corporation may fully redeem holders of Series H Preferred Stock whose holdings are insubstantial relative to the number of Series H Preferred Stock being redeemed.

              (d) If any dividends shall have been declared by the Board of Directors on Series H Preferred Stock and are in arrears, no purchase or redemption shall be made of any stock ranking junior to or on a parity with Series H Preferred Stock as to dividends or upon liquidation, dissolution or winding up (other than a purchase or redemption made by issuance for delivery of such junior stock); provided, however, that any monies theretofore deposited in any sinking fund with respect to any class or series of capital stock of the Corporation in compliance with the provisions of such sinking fund thereafter may be applied to the purchase or redemption of such Preferred Stock in accordance with the terms of such sinking fund regardless of whether at the time of such application the full amount of all dividends that have been declared upon shares of Series H Preferred Stock shall have been paid or set aside for payment; and provided, further, that the foregoing shall not prevent the purchase of shares of Preferred Stock ranking on a parity with Series H Preferred Stock as to dividends and upon liquidation, dissolution or winding up pursuant to a purchase or exchange offer made on the same terms to the holders of all the outstanding Preferred Stock so ranking on a parity with Series H Preferred Stock as to dividends and upon liquidation, dissolution or winding up.

         6.   Liquidation Rights.

              (a) In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series H Preferred Stock shall be entitled to receive out of the assets of the Corporation an amount equal to one hundred dollars ($100.00) plus the Maximum Dividends, before any payment or distribution upon liquidation, dissolution or winding up shall be made on any series or class of capital stock ranking junior to Series H Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series H Preferred Stock as to such payment or distribution.

              (b) The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation or the merger or consolidation of the Corporation into another corporation (each of the foregoing being referred to as a "sale transaction") shall not be deemed a voluntary liquidation, dissolution or winding up of the Corporation for purposes of this Paragraph 6. It shall be a condition to any sale transaction that, unless all of the shares of Series H Preferred Stock are redeemed at or prior to the effective time of the sale transaction or all of the holders of the Series H Preferred Stock shall consent thereto, the holders of the Series H Preferred Stock have the right to receive for each share of Series H Preferred Stock held by them upon the closing date of such transaction, one (1) share of preferred stock of the issuer, which share shall have, to the extent practicable, dividend and redemption rights and rights upon liquidation, dissolution or winding up (as defined in this Paragraph 6) reasonably equivalent to those of such share of Series H Preferred Stock. The merger of any other corporation into the Corporation shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, for the purposes of this Paragraph 6.

              (c) After the payment in cash to the holders of Series H Preferred Stock of the full preferential amounts in the amounts which have been fixed hereby for the shares of Series H Preferred Stock, such holders as such shall have no right or claim to any of the remaining assets of the Corporation.

              (d) In the event the assets of the Corporation available for distribution to the holders of shares of Series H Preferred Stock upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series H Preferred Stock upon such liquidation, dissolution or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series H Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such liquidation, dissolution or winding up.

              (e) Upon the liquidation, dissolution or winding up of the Corporation, the holders of shares of Series H Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to Series H Preferred Stock.

         7.   Rank of Series.   For purposes of this Statement, any stock of any
series or class of the Corporation shall be deemed to rank:

              (a) prior to the shares of Series H Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series H Preferred Stock;

              (b) junior to the shares of Series H Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of Series H Preferred Stock, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of Series H Preferred Stock;

              (c) on a parity with shares of Series H Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of Series H Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

         8.   No Preemptive Rights.   No holder of the Series H Preferred Stock
shall, as such holder, be entitled as of right to purchase or subscribe for any shares of stock of the Corporation of any class or any series now or hereafter authorized or any securities convertible into or exchangeable for any shares, or any warrants, options, rights or other instruments evidencing rights to subscribe for or purchase any such shares, whether such shares, securities, warrants, options, rights or other instruments be unissued or issued and thereafter acquired by the Corporation.

         9.   Transfer Agent and Registrar.   The Corporation may appoint a
transfer agent and registrar for the issuance, transfer and conversion of the Series H Preferred Stock and for the payment of dividends to the holders of the Series H Preferred Stock.

         IN WITNESS WHEREOF, Consolidated Technology Group Ltd. has caused this Certificate of Amendment to the Certificate of Incorporation to be signed by its President and its Secretary this 23rd day of March, 1998, and the President and Secretary do hereby affirm as true the statements contained in this Certificate of Amendment under penalty of perjury.


                                           By:____________________________
                                              Lewis S. Schiller, President

ATTEST:


__________________________
Grazyna B. Wnuk, Secretary

Exhibit 3.4

                                     BY-LAWS

                                       of

                       CONSOLIDATED TECHNOLOGY GROUP LTD.
                       ----------------------------------
                            (A New York Corporation)


                                    ARTICLE I

                                  SHAREHOLDERS

         Section 1.   Place of Meetings.   Meetings of shareholders shall be
held at such place, either within or without the State of New York, as shall be designated from time to time by the Board of Directors.

         Section 2.   Annual Meetings.   Annual meetings of shareholders shall
be held on such date and at such time and place as shall be designated from time to time by the Board of Directors. At each annual meeting the shareholders shall elect a Board of Directors by plurality vote and transact such other business as may properly be brought before the meeting.

         Section 3.   Special Meetings.   Special meetings of the shareholders
may be called by the Board of Directors.

         Section 4.   Notice of Meetings.   Written notice of each meeting of
the shareholders stating the place, date and time of the meeting shall be given by or at the direction of the Board of Directors to each shareholder entitled to vote at the meeting at least ten, but not more than fifty, days prior to the meeting. Notice of any special meeting shall state in general terms the purpose for which the meeting is called.

         Section 5.   Quorum; Adjournments of Meetings.   The holders of a
majority of the issued and outstanding shares of the capital stock of the corporation entitled to vote at a meeting, present in person or represented by proxy, shall constitute a quorum for the transaction of business at such meeting; but, if there be less than a quorum, the holders of a majority of the stock so present or represented may adjourn the meeting to another time or place, from time to time until a quorum shall be present, whereupon the meeting may be held, as adjourned, without further notice, except as required by law, and any business may be transacted thereat which might have been transacted at the meeting as originally called.

         Section 6.   Voting.   At any meeting of the shareholders every
registered owner of shares entitled to vote may vote in person or by proxy and, except as otherwise provided by statute, in the Certificate of Incorporation or these By-Laws, shall have one vote for each such share standing in his name on the books of the corporation. Except as otherwise required by statute, the Certificate of Incorporation or these By-Laws, all corporate action, other than the election of directors, to be taken by vote of the shareholders shall be authorized by a majority of the votes cast at such meeting by the holders of shares entitled to vote thereon, a quorum being present.

         Section 7.   Inspectors of Election.   The Board of Directors, or, if
the Board shall not have made the appointment, the chairman presiding at any meeting of shareholders, shall have the power to appoint one or more persons to act as inspectors of election at the meeting or any adjournment thereof, but no candidate for the office of director shall be appointed as an inspector at any meeting for the election of directors.

         Section 8.   Chairman of Meetings.   The Chief Executive Officer, if
elected, otherwise the President, shall preside at all meetings of the shareholders. In the absence of the chief Executive Officer and the President, a majority of the members of the Board of Directors present in person at such meeting may appoint any other officer or director to act as chairman of the meeting.

         Section 9.   Secretary of Meetings.   The Secretary of the corporation
shall act as secretary of all meetings of the shareholders. In the absence of the Secretary, the chairman of the meeting shall appoint any other person to act as secretary of the meeting.

                                   ARTICLE II

                               BOARD OF DIRECTORS
                               ------------------

         Section 1.   Number of Directors.   The number of directors shall be
not more than nine and not less than three. The number of directors may be changed from time to time within the limits herein set forth by action of the shareholders or of the Board of Directors.

         Section 2.   Vacancies.   Whenever any vacancy shall occur in the
Board of Directors by reason of death, resignation, increase in the number of directors or otherwise, it may be filled only by a majority of the directors then in office, although less than a quorum, or by the sole remaining director, for the balance of the term, or, if the Board has not filled such vacancy or if there are no remaining directors, it may be filled by the shareholders.

         Section 3. First Meeting. The first meeting of each newly elected Board of Directors, of which no notice shall be necessary, shall be held immediately following the annual meeting of shareholders or any adjournment thereof at the place the annual meeting of shareholders was held at which such directors were elected, or at such other place as a majority of the members of the newly elected Board who are then present shall determine, for the election or appointment of officers for the ensuing year and the transaction of such other business as may be brought before such meeting.

         Section 4.   Regular Meetings.   Regular meetings of the Board of
Directors, other than the first meeting, may be held without notice at such times and places as the Board of Directors may from time to time determine.

         Section 5.   Special Meetings.   Special meetings of the Board of
Directors may be called by order of the Chairman of the Board, the President or any director, if the Board has less than three directors, or any two directors, if the Board has more than three directors. Notice of the time and place of each special meeting shall be given by or at the direction of the person or persons calling the meeting by mailing the same at least three days before the meeting or by telephoning, telegraphing or delivering personally the same at least twenty-four hours before the meeting to each director. Except as otherwise specified in the notice thereof, or as required by statute, the Certificate of Incorporation or these By-Laws, any and all business may be transacted at any special meeting.

         Section 6.   Organization.   Every meeting of the Board of Directors
shall be presided over by the Chief Executive Officer, if elected, otherwise by the President. In the absence of the Chairman of the Board and the President, a presiding officer shall be chosen by a majority of the directors present. The Secretary of the corporation shall act as secretary of the meeting, but, in his absence, the presiding officer may appoint any person to act as secretary of the meeting.

         Section 7.   Quorum; Vote.   A majority of the directors then in office
(but in no event less than one-third of the total number of directors) shall constitute a quorum for the transaction of business; provided, however, that if the Board has less than three directors all directors must be present to constitute a quorum. Less than a quorum may adjourn any meeting to another time or place from time to time until a quorum shall be present, whereupon the meeting may be held, as adjourned, without further notice. Except as otherwise required by statute, the Certificate of Incorporation or these By-Laws, all matters coming before any meeting of the Board of Directors shall be decided by the vote of a majority of the directors present at the meeting, a quorum being present.

         Section 8.   Action Without Meeting.   Any action required or permitted
to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors consent in writing to the adoption of a resolution or resolutions authorizing the action, which resolution or resolutions, and the written consents thereto by the members of the Board of Directors, shall be filed with the minutes of the proceedings of the Board of Directors.

         Section 9. Meeting by Conference Telephone. Any one or more members of the Board of Directors may participate in a meeting of such Board of Directors by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

                                   ARTICLE III

                                    OFFICERS
                                    --------

         Section 1.   Election and Appointment and Term of Office.

         (a) The officers of the Corporation may be a Chairman of the Board or Co-Chairmen, one or more Vice Chairmen, a President, such number, if any, of other Vice Presidents (including Executive or Senior Vice Presidents) as the Board may from time to time determine, a Secretary and a Treasurer and such officers as the Board may from time to time determine. The Chairman of the Executive Committee may, if the Board so determines, be an officer of the Corporation. Each such officer shall be elected by the Board at its annual meeting or such other time as the Board shall determine, and shall serve at the discretion of the Board. Two or more offices may be held by the same person except that the same person shall not be both President and Secretary. The Board may elect or appoint (and may authorize the President to appoint) such other officers (including one or more Assistant Secretaries and Assistant Treasurers) as it deems necessary who shall have such authority and shall perform such duties as the Board or the President may from time to time prescribe. The Board may, but shall not be required to, designate one or more officers who shall hold the position(s) of, and perform the duties of, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer.

         (b) If additional officers are elected or appointed during the year, each shall hold office until the next annual meeting of the Board at which officers are regularly elected or appointed and until his successor is elected or appointed and qualified or until his earlier death or resignation or removal in the manner hereinafter provided.

         Section 2.  Duties and Functions.

         (a)   Chairman.   The Chairman of the Board shall perform such other
duties as are expressly delegated to the Chairman of the Board by the Board. The Chairman of the Executive Committee shall be a member of the Executive Committee and shall preside at meetings of the Executive Committee and shall have such other duties as are expressly delegated to him by the Board.

         (b)   Vice Chairman.   The Vice Chairman shall perform such other
duties as are expressly delegated to the Vice Chairman.

         (c)   Chief Executive Officer.   The Chief Executive Officer, if
elected, shall be responsible for supervising the management of the business and affairs of the Corporation, subject to the directions and limitations imposed by the Board, these By-laws and the Certificate of Incorporation of this Corporation. All other officers shall report and be accountable to the Chief Executive Officer, except as otherwise provided in these By-laws or as otherwise determined by the Board.

         (d)   Chief Operating Officer.   The Chief Operating Officer, if
elected, shall be responsible for supervising the day to day operations of the business and affairs of the Corporation, subject to the directions and limitations imposed by the Board, the Chief Executive Officer and these By-laws, and shall report to the Chief Executive Officer or to the Board, as the Board shall determine. All other officers involved with the operations of the Corporation shall report and be accountable to the Chief Operating Officer.

         (e)   Chief Financial Officer.   The Chief Financial Officer, if
elected, shall be responsible for supervising the Corporation's overall financial planning and financial controls and shall be responsible for the maintenance of the Corporation's books and records, subject to the directions and limitations imposed by the Board, the Chief Executive Officer and these By-laws. All other officers involved with the financial and accounting functions of the Corporation shall report and be accountable to the Chief Financial Officer, and the Chief Financial Officer shall report to the Chief Executive Officer or the Board, as the Board shall determine.

         (f)   Chief Accounting Officer.   The Chief Accounting Officer, if
elected, shall keep true and full accounts of all assets, liabilities, receipts and disbursements and other transactions of the Corporation and shall cause regular audits of the books and records of the Corporation to be made, and shall have charge, supervision and control of the accounting affairs of the Corporation, subject to the directions and limitations imposed by the Board, the Chief Executive Officer, the Chief Financial Officer and these By-laws.

         (g)   President.   The President shall be responsible for implementing
the policies adopted by the Board. The President shall also have the powers and duties delegated to him by these By-laws and such other powers and duties as the Board may from time to time determine.

         (h)   Vice Presidents.   Each Vice President shall have such powers and
duties as shall be prescribed by the Board.

         (i)   Secretary.   The Secretary shall keep the records of all meetings
of the stockholders, the Board and all other committees, if any, in one or more books kept for that purpose. He shall give or cause to be given due notice of all meetings in accordance with these By-laws and as required by law. He shall be custodian of the seal of the Corporation and of all contracts, deeds, documents and other corporate papers, records (except accounting records) and indicia of title to properties owned by the Corporation as shall not be committed to the custody of another officer by the Board, or by the President. He shall affix or cause to be affixed the seal of the Corporation to instruments requiring the same when the same have been signed on behalf of the Corporation by a duly authorized officer. He shall perform all duties and have all powers incident to the office of Secretary and shall perform such other duties as shall be assigned to him by the Board or the President. The Secretary may be assisted by one or more Assistant Secretaries.

         (j)   Treasurer.   The Treasurer shall have charge and custody of all
moneys, stocks, bonds, notes and other securities owned or held by the Corporation, except those held elsewhere at the direction of the Chief Executive Officer or the Board. He shall perform all duties and have all powers incident to the office of Treasurer and shall perform such other duties as shall be assigned to him by the Board, the Chief Executive Officer and the Chief Financial Officer. The Treasurer may be assisted by one or more Assistant

Treasurers, and the Treasurer shall report to the Chief Financial Officer or to such other officer as may be designated by the Board or to the Board, as the Board shall determine.

         Section 3.   Resignation, Removal and Vacancies.

         (a) Any officer may resign at any time by giving written notice of his resignation to the Board or the President. Any such resignation shall take effect at the time specified therein or when delivered to the Board, as the Board shall determine. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

         (b) Any officer, agent or employee elected or appointed by the Board may be removed, with or without cause, at any time by the Board. Any officer, agent or employee appointed by an officer may be removed, with or without cause, at any time by the Board or such officer. Any removal pursuant to Section 2 or 3 of these By-laws shall not affect any rights which a terminated employee shall have under any employment agreement between such person and the Corporation which has been approved by the Board and has been executed by an officer authorized by the Board to execute such agreement.

         (c) A vacancy in any office may be filled for the unexpired portion of the term in the same manner as provided in these By-laws for election or appointment to such office.

                                   ARTICLE IV

                                  CAPITAL STOCK
                                  -------------

         Section 1. Certificates of Stock. Certificates representing shares of stock of the corporation shall be in such form complying with the statute as the Board of Directors may from time to time prescribe and shall be signed by the Chairman of the Board or a Vice Chairman of the Board or the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary.

         Section 2.   Transfer of Stock.   Shares of capital stock of the
corporation shall be transferable on the books of the corporation only by the holder of record thereof, in person or by duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares, with an assignment or power of transfer endorsed thereon or delivered therewith, duly executed, and with such proof of the authenticity of the signature and of authority to transfer, and of payment of transfer taxes, as the corporation or its agents may require.

         Section 3.   Ownership of Stock.   The corporation shall be entitled to
treat the holder of record of any share or shares of stock as the owner thereof in fact and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

                                   ARTICLE V

                                  MISCELLANEOUS
                                  -------------

         Section 1.   Corporate Seal.   The seal of the corporation shall be
circular in form and shall contain the name of the corporation and the year and State of incorporation.

         Section 2.   Fiscal Year.   The Board of Directors shall have power to
fix, and from time to time to change, the fiscal year of the corporation.

                                   ARTICLE VI

                                    AMENDMENT
                                    ---------

         The Board of Directors shall have the power to adopt, amend or repeal the ByLaws of the corporation subject to the power of the shareholders to amend or repeal the ByLaws made or altered by the Board of Directors.

                                  ARTICLE VII

                                 INDEMNIFICATION
                                 ---------------

         1. The corporation shall indemnify any person made, or threatened to be made, a party to an action or proceeding, whether civil or criminal or investigative (a "proceeding"), including an action by or in the right of the corporation or any other corporation of any type or kind, domestic or foreign, or any partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, which any director or officer of the corporation served in any capacity at the request of the corporation, by reason of the fact that he, his testator or intestate, was a director or officer of the corporation, or served such other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees actually and necessarily incurred as a result of such proceeding, or any appeal therein, if such director or officer acted in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation and, in criminal proceedings, in addition, had no reasonable cause to believe that his conduct was unlawful.

         2. The termination of any such civil or criminal proceeding by judgment, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not in itself create a presumption that any such director of officer did not act in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation or that he had reasonable cause to believe that his conduct was unlawful.

         3. For the purpose of this Article, the corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his duties to the corporation also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered fines; and action taken or omitted by a person with respect to an employee benefit plan in the performance of such person's duties for a purpose reasonably believed by such person to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the corporation.

         4. The right to indemnification conferred in this Article shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition: provided, however, that, if the Business Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer in advance of the final disposition of a proceeding shall be made only upon receipt by the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Article or otherwise.

         5. Any determination as to whether a person has met an applicable standard of conduct shall be made in accordance with the provisions of Section 723 of the Business Corporation Law.

         6. If a claim for indemnification under this Article is not paid in full by the corporation within thirty days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation) that the claimant has not met the standards of conduct prescribed hereunder, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth herein or in the Business Corporation Law, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel, or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

         7. The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, by-laws, agreement, vote of shareholders or disinterested directors or otherwise. The corporation is authorized to provide for such additional indemnification by (a) a resolution of shareholders, (b) a resolution of directors, or (c) an agreement providing for such indemnification.

         8. Notwithstanding any provision hereof, no indemnification shall be made to or on behalf of any person if a judgment or other final adjudication adverse to such person establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled.

         9. If any provision of this Article is determined to be unenforceable in whole or in part, such provision shall nonetheless be enforced to the fullest extent permissible, it being the intent of this Article to provide indemnification to all persons eligible hereunder to the fullest extent permitted under law.