Form 10-Q
period 1998-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-05-20
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        The Quarter Ended March 31, 1998
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

Yes   X     No  ___
     ---


Number of common shares outstanding as of May 13, 1998:    48,720,996

Consolidated Technology Group, Ltd.
Index


                                                                       Page
                                                                       ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.      3

Consolidated Statements of Operations - Three Months Ended
 March 31, 1998 and 1997                                                 5

Consolidated Statement of Shareholders' Deficit - Three
 Months Ended March 31, 1998                                             6

Consolidated Statements of Cash Flows - Three Months Ended
 March 31, 1998 and 1997                                                 7

Notes to Consolidated Financial Statements                               9

Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations.                 17

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                26

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                   March 31,
                                                                                      1998               December 31,
                                                                                   Unaudited                 1997
                                                                                   ---------                 ----
Assets:
 Current assets:
  Cash and cash equivalents                                                     $    997,000            $  1,268,000
  Receivables, net of allowances                                                   9,273,000              10,039,000
  Excess of accumulated costs over related billings                                  162,000                 642,000
  Prepaid expenses and other current assets                                          495,000                 298,000
   Net current assets of discontinued segments                                            --               1,044,000
                                                                                  ----------               ---------
    Total current assets                                                          10,927,000              13,291,000
                                                                                  ----------              ----------

 Property, plant and equipment, net                                                  333,000                 636,000
                                                                                     -------                 -------

 Other assets:
  Capitalized software development costs                                                  --                 183,000
  Goodwill, net                                                                      763,000                 776,000
  Customer lists, net                                                              2,557,000               5,681,000
  Deferred offering costs                                                                 --                  71,000
  Receivables, long-term                                                             188,000                      --
  Receivables, related parties                                                       467,000                 655,000
  Marketable securities                                                               63,000                  19,000
  Investment in unconsolidated affiliate                                             592,000                      --
  Other assets                                                                       452,000                 742,000
  Net assets of discontinued segments                                             16,135,000              15,617,000
                                                                                  ----------              ----------
    Total Other Assets                                                            21,217,000              23,744,000
                                                                                  ----------              ----------

     Total Assets                                                               $ 32,477,000             $37,671,000
                                                                                ============             ===========



                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                   March 31,
                                                                                      1998               December 31,
                                                                                   Unaudited                 1997
                                                                                   ---------                 ----
Liabilities and Shareholders' Deficit:
 Current liabilities:
  Accounts payable and accrued expenses                                         $  7,976,000            $  7,632,000
  Accrued payroll and related expenses                                             3,182,000               1,834,000
  Accrued interest                                                                    14,000                   9,000
  Income taxes payable                                                                    --                  76,000
  Interim billings in excess of costs and estimated profits                        2,452,000               2,346,000
  Current debt obligations                                                         5,023,000               5,651,000
  Current portion of capitalized lease obligations                                    16,000                  39,000
  Notes payable, related parties                                                      10,000                  10,000
  Net current liabilities of discontinued segments                                13,922,000              14,611,000
                                                                                  ----------              ----------
   Total current liabilities                                                      32,595,000              32,208,000
                                                                                  ----------              ----------

 Long-term liabilities:
  Long-term debt obligations                                                          82,000                 124,000
  Capitalized lease obligations                                                       30,000                  34,000
  Subordinated debt                                                                  139,000                 139,000
                                                                                     -------                 -------
   Total long-term liabilities                                                       251,000                 297,000
                                                                                     -------                 -------

Contingencies (footnotes 10 and 11

Minority interest                                                                  5,836,000              15,511,000
                                                                                   ---------              ----------

Shareholders' deficit:
 Preferred stock                                                                       3,000                   3,000
 Common stock (50,000,000 shares authorized, 49,910,996
  shares issued and outstanding as of March 31, 1998
  and December 31, 1997)                                                             499,000                 499,000
 Additional paid-in-capital                                                       57,848,000              52,152,000
 Unrealized gain on marketable securities                                            (73,000)               (116,000)
 Accumulated deficit                                                             (64,482,000)            (62,883,000)
                                                                                 ------------            ------------
   Total shareholders' deficit                                                    (6,205,000)            (10,345,000)
                                                                                  -----------            ------------

    Total Liabilities and Shareholders' Deficit                                 $ 32,477,000            $ 37,671,000
                                                                                ============            ============



                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Operations

                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                                     ----                   ----
Revenues                                                                        $ 21,951,000            $ 22,799,000

Direct Costs                                                                      20,054,000              21,011,000
                                                                                  ----------              ----------

Gross Profit                                                                       1,897,000               1,788,000

Selling, General and Administrative                                                4,718,000               2,984,000
                                                                                   ---------               ---------

Loss from Operations                                                              (2,821,000)             (1,196,000)
                                                                                  -----------             -----------

Other Income (Expense):
 Interest expense                                                                   (315,000)               (315,000)
 Other income (expense), net                                                          55,000                  (7,000)
                                                                                      ------                  -------
  Total other expense, net                                                          (260,000)               (322,000)
                                                                                    ---------               ---------

Loss from Continuing Operations Before Minority
 Interest and Share of Unconsolidated Affiliates Loss                             (3,081,000)             (1,518,000)

Minority Interest in Loss of Subsidiaries                                             34,000                 319,000

Share of Loss of Unconsolidated Affiliate                                            (98,000)                     --
                                                                                     --------              ---------

Loss from continuing operations                                                   (3,145,000)             (1,199,000)

Discontinued Operations:
 Loss from operations of discontinued segments                                      (354,000)             (1,109,000)
 Gain on disposal of segments                                                      1,900,000                      --
                                                                                   ---------               ---------

Net Loss                                                                       ($  1,599,000)          ($  2,308,000)
                                                                               ==============          ==============

Loss per share of common share:
 Loss from continuing operations                                                      ($0.06)                 ($0.03)
 Loss from operations of discontinued segments                                        ($0.01)                 ($0.02)
 Gain on disposal of segments                                                          $0.04                      --
                                                                                       -----                   -----
Net loss per common share                                                             ($0.03)                 ($0.05)
                                                                                      =======                 =======

Weighted average number of common shares                                          49,910,996              45,775,828
                                                                                  ==========              ==========



Net Loss                                                                       ($  1,599,000)          ($  2,308,000)
Other Comprehensive Income (Loss):
 Unrealized gain (loss) on marketable securities                                      43,000                  (4,000)
                                                                                      ------                  -------
Comprehensive Loss                                                             ($  1,556,000)            ($2,312,000)
                                                                               ==============            ============


                 See notes to consolidated financial statements

              Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Consolidated Statement of Shareholders' Deficit
                        Three Months Ended March 31, 1998

                                                                                                   Other
                                                              Convert                          Comprehensive
                                          Balance           Affiliate to                          Income -             Balance
                                             at              an Equity                           Unrealized              at
                                        December 31,           Method             Net            Investment           March 31,
                                            1997             Investment          Loss          Security Gain            1998
                                            ----              --------           ----          -------------        ------------
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
  Shares                                         262                 --                --               --                   262
  Amounts                               $      1,000        $         0        $        0          $     0          $      1,000

Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
  Shares                                       2,700                 --                --               --                 2,700
  Amounts                               $      2,000        $         0        $        0          $     0          $      2,000
                                        ------------        -----------        ----------          -------          ------------
Total Preferred stock, par              $      3,000        $         0        $        0          $     0          $      3,000

Common stock, $0.01 par value.
 50,000,000 shares authorized
  Shares                                  49,910,996                 --                --               --            49,910,996
  Amounts                               $    499,000        $         0        $        0          $     0          $    499,000

Additional paid-in capital              $ 52,152,000        $ 5,696,000        $        0          $     0          $ 57,848,000
Unrealized loss on marketable
 securities                            ($    116,000)       $         0        $        0          $43,000         ($     73,000)
Accumulated deficit                    ($ 62,883,000)       $         0       ($1,599,000)         $     0         ($ 64,482,000)
                                       --------------       -----------       ------------         -------         --------------
 Total shareholders' deficit           ($ 10,345,000)       $ 5,696,000       ($1,599,000)         $43,000         ($  6,205,000)
                                       ==============       ===========       ============         =======         ==============



                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                   March 31,            December 31,
                                                                                     1998                   1997
                                                                                     ----                   ----
Cash Flows from Operating Activities:
Loss from continuing operations                                                ($  3,145,000)          ($  1,199,000)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization                                                      246,000                 277,000
  Minority interest in net loss of consolidated subsidiaries                         (34,000)               (447,000)
  Bad debt expense                                                                   132,000                      --
  Share of loss of unconsolidated affiliate                                           98,000                  58,000
  Noncash expense from subsidiaries issuance of options and warrants                      --                  52,000
  Write-off deferred offering costs                                                   71,000                      --
  Change in assets and liabilities:
   (Increase) decrease in assets:
    Receivables                                                                   (1,499,000)               (408,000)
    Excess of accumulated costs over related billings                               (281,000)                (88,000)
    Prepaid expense and other current assets                                         (62,000)                341,000
   Increase (decrease) in liabilities:
    Accounts payable and accrued  expenses                                         2,410,000               1,869,000
    Accrued payroll and related expenses                                           1,348,000                 742,000
    Accrued interest                                                                   5,000                 (58,000)
    Income taxes payable                                                             (76,000)                (85,000)
    Interim billings in excess of costs and estimated profits                      1,175,000                 (34,000)
                                                                                   ---------                 --------
     Net cash provided by continuing operations                                      388,000               1,020,000
                                                                                     -------               ---------

 Income (loss) from discontinued operations                                         (354,000)             (1,109,000)
 Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
   Depreciation and amortization                                                     743,000               1,536,000
   Bad debt expense                                                                  338,000                 491,000
   Loss on disposal of segments                                                   (1,900,000)                     --
   Net change in assets and liabilities                                            1,024,000              (1,293,000)
                                                                                  -----------             -----------
    Net cash used in discontinued operations                                        (149,000)               (375,000)
                                                                                    ---------               ---------

     Net cash provided by operating activities                                       239,000                 645,000
                                                                                     -------                 -------

                                                                                                        (continued)



                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                   March 31,              December 31,
                                                                                     1998                     1997
                                                                                     ----                     ----
Cash Flows from Investing Activities:
 Decrease in other assets                                                            267,000                 114,000
 Capital expenditures                                                                (33,000)                (72,000)
 Capitalized software development costs                                                   --                (258,000)
 Investments in marketable securities                                                     --                (148,000)
 Payments for loans made                                                                  --                 (13,000)
 Collections for repayment of loans made                                                  --                 107,000
 Cash of affiliate converted to an equity method investment                         (855,000)                     --
                                                                                     -------                 -------
    Net cash used in investing activities                                           (621,000)               (270,000)
                                                                                     -------                ---------

Cash Flows from Financing Activities:
 Deferred offering costs                                                                  --                (115,000)
 Net advances from asset based lender                                                133,000                 119,000
 Proceeds from issuance of debt                                                           --                 551,000
 Repayment of debt                                                                   (18,000)                (38,000)
 Proceeds from issuance of subordinated debt                                              --                  25,000
 Payments on capital lease obligations                                                (4,000)                (25,000)
                                                                                     -------                 --------
    Net cash provided by financing activities                                        111,000                 517,000
                                                                                     -------                 -------

Net Increase (Decrease) in Cash and Cash Equivalents                                (271,000)                892,000

Cash and Cash Equivalents at Beginning of Period                                   1,268,000                 167,000
                                                                                   ---------                 -------

Cash and Cash Equivalents at End of Period                                      $    997,000            $  1,059,000
                                                                                ============            ============


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
  Interest                                                                      $    310,000            $    373,000
                                                                                ============            ============

  Income taxes                                                                  $     82,000            $          0
                                                                                ============            ============

                                                                                                         (concluded)


Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the three months ended March 31, 1997, a subsidiary of the Company, operating in the Telecommunications segment, issued warrants to purchase stock that carry a below market exercise price and in connection therewith recorded a non cash deferred discount of $485,000 of which $52,000 was expensed.


                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group, Ltd. and Subsidiaries, (the "Company"), as of March 31, 1998 and December 31, 1997, the statement of changes in shareholders' deficit for the three months ended March 31, 1998 and the results of its operations and changes in cash flows for the three months ended March 31, 1998 and 1997. At March 31, 1998 and December 31, 1997, the Company owned approximately 40% of the outstanding common stock of Trans Global Services, Inc. ("Trans Global"), a public company. At December 31, 1997, the Company and Trans Global shared a common chief executive officer ("CEO") and chairman of the board, who owned approximately 4% of Trans Global's common stock and held warrants to purchase additional shares of Trans Global's common stock. During 1998, the former CEO and chairman of the board of the Company and Trans Global resigned as an officer and director of both companies. As of the date of this report, the Company and Trans Global do not have a common CEO, however, because of the Company's ownership interest in Trans Global and because the three present directors of the Company are three of the four directors of Trans Global, Trans Global is treated as a consolidated subsidiary as of March 31, 1998. See footnote 11 in connection with obligations and potential obligations of the Company has to Trans Global.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1997 Form 10-K except as disclosed herein in footnotes 1 and 5.

(3) Interim Results - The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(4) Loss Per Share - Loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. For purposes of computing weighted average number of common shares outstanding the Company has common stock equivalents consisting of a stock purchase warrant. The common stock equivalents are assumed converted to common stock, when dilutive. During periods of operations in which losses were incurred, common stock equivalents were excluded from the weighted average number of common shares outstanding because their inclusion would be anti-dilutive.

(5) Unconsolidated Affiliated Companies - As of December 31, 1997 and March 31, 1998, the Company owned approximately 36% of the common stock of Netsmart Technologies, Inc. ("Netsmart), a publicly held company. As of December 31, 1997, the Company and Netsmart shared two common board of directors and the same CEO and chairman of the board, which resulted in the Company having significant influence over the operations and decisions of Netsmart. Furthermore, the former CEO and chairman of the board owned a large block of Netsmart common stock. Accordingly, as of December 31, 1997, Netsmart was considered a consolidated affiliate for accounting purposes. During 1998, the former CEO and chairman of the board of both the Company and Netsmart resigned from both positions and the two common board directors of both the Company and Netsmart resigned. Due to the above change in effective control, Netsmart, for the three months ended March 31, 1998 is presented in the financial statements as an unconsolidated affiliate. The investment in Netsmart, accounted for under the equity method amounted to $592,000 and the Company's share of Netsmart's loss amounted to $98,000. The results of operations and financial position of Netsmart is summarized as follows:

Condensed Statement of Operations Information:

                                           Three Months Ended March 31,

                                           1998                    1997
                                           ----                    ----
Net revenues                           $ 2,541,000             $ 1,572,000
                                         =========               =========
Gross profit                             $ 857,000               $ 157,000
                                           =======                 =======
Net loss                                ($ 275,000)             ($ 300,000)
                                           =======                 =======

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(5) Unconsolidated Affiliated Companies (continued):

Condensed Balance Sheet Information:

                                         March 31,               December
                                           1998                  31, 1997
                                           ----                  --------
Current assets                         $ 3,643,000             $ 3,664,000
                                         =========               =========
Non-current assets                     $ 3,570,000             $ 3,676,000
                                         =========               =========
Current liabilities                    $ 4,348,000             $ 4,200,000
                                         =========               =========
Shareholders' equity                   $ 2,865,000             $ 3,140,000
                                         =========               =========

(6) Industry Segments - During 1997, the Company discontinued the Medical Diagnostics, Electro-Mechanical and Electro-Optical Products Manufacturing, Audio Products Manufacturing, Three Dimensional Products and Services and Business Consulting Services segments. Additionally, effective January 1, 1998, Netsmart, an affiliate which represented the Medical Information Services segment, is no longer a consolidated affiliate and instead is an equity method investment (see footnote 5). As a result, the Company currently classifies its operations into two business segments: (i) Contract Engineering Services, which consists of Trans Global, a subsidiary that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations and (ii) Telecommunications, which consists of ARC Networks, Inc. ("ARC Networks"), a subsidiary that installs telephonic network systems and buys and resells local and long-distance telephone service. Corporate and Other consists o the operating activities of the Company and SISC Capital Corp. ("SISC"), a wholly owned holding company. During 1997, the business segments also include Medical Information Services since during 1997, Netsmart was still a consolidated affiliate. Inter segment sales are eliminated and sales outside the United States are not material. Information concerning the Company's business segments is as follows:


                                            Three Months Ended March 31,

                                            1998                    1997
                                            ----                    ----
Revenues:
  Contract Engineering                 $ 18,489,000            $ 19,249,000
  Medical Information                            --               1,572,000
  Telecommunications                      3,462,000               1,978,000
                                         ----------             -----------
                                       $ 21,951,000            $ 22,799,000
                                         ==========              ==========

Gross Profit:
  Contract Engineering                  $ 1,464,000            $ 1,417,000
  Medical Information                            --                157,000
  Telecommunications                        433,000                214,000
                                            -------              ---------
                                        $ 1,897,000            $ 1,788,000
                                          =========              =========

Operating Income (Loss):
  Contract Engineering                     $ 83,000               $ 55,000
  Medical Information                            --               (527,000)
  Telecommunications                       (322,000)              (365,000)
  Corporate and Other                    (2,627,000)              (434,000)
  Intercompany Transactions                  45,000                 75,000
                                          ---------              ---------
                                       ($ 2,821,000)          ($ 1,196,000)
                                          =========              =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6)   Industry Segments (continued)

                                            Three Months Ended March 31,

                                            1998                    1997
                                            ----                    ----
Net Income (Loss):
  Contract Engineering                    ($ 85,000)             ($ 97,000)
  Medical Information                            --               (300,000)
  Telecommunications                       (454,000)              (435,000)
  Corporate and Other                    (2,542,000)              (686,000)
  Minority Interest in Loss
   of Subsidiaries                           34,000                319,000
  Share of Loss of
   Unconsolidated Affiliate                 (98,000)                    --
  Loss from Operations of
   Discontinued segments                   (354,000)            (1,109,000)
  Gain on Disposal of
   Segments                               1,900,000                     --
                                          ---------              ---------
                                       ($ 1,599,000)          ($ 2,308,000)
                                          =========              =========

Depreciation and
 Amortization:
  Contract Engineering                    $  87,000               $ 123,000
  Medical Information                            --                 128,000
  Telecommunications                        155,000                  21,000
  Corporate and Other                         4,000                   5,000
                                            -------                 -------
                                          $ 246,000               $ 277,000
                                            =======                 =======

Capital Expenditures:
  Contract Engineering                    $  15,000               $  19,000
  Medical Information                            --                  48,000
  Telecommunications                         18,000                   5,000
                                             ------                  ------
                                          $  33,000               $  72,000
                                             ======                  ======

                                          March 31,                December
                                            1998                   31, 1997
Identifiable Assets:                        ----                   --------
  Contract Engineering                 $ 14,886,000            $ 13,943,000
  Medical Information                            --               7,340,000
  Telecommunications                      3,926,000               2,793,000
  Corporate and Other                    34,181,000              23,234,000
  Discontinued Segments                  17,919,000              20,015,000
  Intercompany Balances                 (38,435,000)            (29,654,000)
                                         ----------              ----------
                                       $ 32,477,000            $ 37,671,000
                                         ==========              ==========

(7) Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables to the segments. The Company's segments routinely assess the financial strength of its customers and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global operating in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 77% and 81% of the total revenues of the segment for the three months ended March 31, 1998 and 1997. These same clients account for approximately 70% of the outstanding accounts receivable of Trans Global. On a consolidated basis these five customers represent approximately 65% of the Company's consolidated revenue for the three months ended March 31, 1998 and approximately 48% of the Company's consolidated accounts receivable balance at March 31, 1998.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Discontinued Operations - During 1997, the Company discontinued the Audio Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Electro-Optical and Electro-Mechanical Products Manufacturing and Business Consulting Services segments.

(a) Audio Products Manufacturing - In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc., ("WWR"), the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the Audio Products Manufacturing segment were approximately $694,000 for the three months March 31, 1997. The operations of WWR up to the date of the disposal are classified as loss from the operations of a discontinued segment.

 (b) Three Dimensional Products and Services - Effective June 30, 1997, (the "3D Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three-Dimensional Products and Services segment. As of the 3D Measurement Date, the Company accrued an estimate of $250,000 for anticipated losses from the 3D Measurement Date until the date the disposal is completed, which is expected to be completed during 1998. The Company has written-off all assets of the Three-Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment. As of the 3D Measurement Date, it was not known which liabilities the Company would be obligated to pay on behalf of the discontinued segment and as of December 31, 1997 all of the segment's remaining liabilities were recorded as net liabilities of a discontinued segment. As of March 31, 1998, management estimates that the Company will be obligated to pay approximately $511,000 of the segment's liabilities and has written-off the remaining $1.1 million of liabilities that existed as of March 31, 1998. As of December 31, 1997 the estimated loss on disposal was approximately $649,000 and as of March 31, 1998 the actual gain on the disposal is approximately $1.3 million, as a result of the Company's belief that it will not have to pay certain obligations of the segment. However, because an estimated loss was recorded in 1997, the actual gain recorded by the Company for the disposal during the three months ended March 31, 1998 approximates $1.9 million. The revenues of the Three-Dimensional Products and Services segment were $66,000 for the three months ended March 31 1997. The operations of the Three Dimensional Products and Services segment are classified as loss from the operations of a discontinued segment.

As of March 31, 1998 and December 31, 1997 the liabilities of the
Three-Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.


                                                    March 31,        December
                                                      1998           31, 1997
                                                      ----           --------

Accounts payable and accrued expenses            $   159,000       $ 1,882,000
Accrued payroll and related expenses                  98,000           246,000
Accrued interest                                      24,000            24,000
Notes payable, related parties                        95,000           278,000
Current portion of long-term debt                    135,000           175,000
                                                     -------           -------
Net current liabilities of discontinued segment  $   511,000       $ 2,605,000
                                                     =======         =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Discontinued Operations (continued)

(c) Medical Diagnostics - Effective September 1, 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Medical Diagnostics segment. Pursuant to such plan, on April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI"). Such sale resulted in a gain on disposal, which will be recognized during the second quarter of 1998. The Company has classified all assets and liabilities disposed of as net assets of a discontinued segment. The revenues of the medical diagnostics segment were $6.8 million and $7.74 million for three months ended March 31, 1998 and 1997, respectively. The operations of the Medical Diagnostics segment are classified as loss from the operations of a discontinued segment.

As of March 31, 1998 and December 31, 1997 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.


                                                     March 31,      December
                                                       1998         31, 1997
                                                       ----         --------

Cash                                               $   982,000    $  1,813,000
Accounts receivable, net                             9,073,000       9,803,000
Prepaid and other current assets                       423,000              --
Loans Receivable                                       325,000         325,000
Property, plant and equipment                        9,341,000       9,738,000
Goodwill                                             9,044,000       9,181,000
Customer lists, net                                  4,336,000       4,430,000
Receivable, long-term                                1,477,000       1,271,000
Other assets                                           426,000         735,000
                                                    ----------      ----------
    Total assets                                    35,427,000      37,296,000
                                                    ----------      ----------
Accounts payable and accrued expenses                4,887,000       3,978,000
Accrued interest                                       914,000         814,000
Income taxes payable                                   249,000         249,000
Subordinated debt related parties                      924,000         924,000
Current portion of long-term debt                   10,290,000      10,932,000
Current portion of subordinated debt                 5,711,000       5,721,000
Current portion of capitalized lease obligations     1,238,000       1,240,000
Deferred interest                                      581,000         498,000
Long-term debt                                       6,533,000       7,710,000
Capitalized lease obligations                        1,375,000       1,702,000
Subordinated debt                                           --           8,000
                                                     ---------      ----------
    Total liabilities                               32,702,000      33,776,000
                                                    ----------      ----------
        Net assets to be disposed of              $  2,725,000    $  3,520,000
                                                     =========       =========

Presented in the balance sheet as follows:
Net current liabilities of discontinued segment   $ 13,411,000    $ 11,916,000
Net long-term assets of discontinued segment        16,135,000      15,436,000
                                                    ----------      ----------
Net assets to be disposed of                      $  2,725,000    $  3,520,000
                                                     =========       =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Discontinued Operations (continued)

(d) Electro-Optical and Electro-Mechanical Products Manufacturing - Effective December 31, 1997, the Company entered into an agreement to sell the Electro-Optical and Electro-Mechanical Products Manufacturing segment. The loss on the disposal of the segment approximates $31,000. The revenues of the electro-optical and electro-mechanical products manufacturing segment were $704,000 for the three months ended March 31, 1997. The operations of the Electro-Optical and Electro-Mechanical Products Manufacturing segment are classified as loss from the operations of a discontinued segment.

As of December 31, 1997 the assets and liabilities of the Electro-Optical and Electro-Mechanical Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following.


                                                                   December
                                                                   31, 1997
                                                                   --------
Cash                                                           $     29,000
Accounts receivable, net                                            304,000
Inventories                                                       1,820,000
Prepaid and other current assets                                      4,000
Property, plant and equipment                                       161,000
Other assets                                                         20,000
                                                                  ---------
    Total assets                                                  2,338,000
                                                                  ---------
Accounts payable and accrued expenses                               778,000
Accrued payroll and related obligations                              34,000
Notes payable, related parties                                       34,000
Current portion of long-term debt                                   303,000
Current portion of capitalized lease obligations                     54,000
                                                                  ---------
    Total liabilities                                             1,203,000
                                                                  ---------
        Net assets to be disposed of                           $  1,135,000
                                                                  =========

Presented in the balance sheet as follows:
Net current assets of discontinued segment                     $  1,044,000
Net current liabilities of discontinued segment                      90,000
Net long-term assets of discontinued segment                        181,000
Net assets to be disposed of                                   $  1,135,000
                                                                  =========

(e) Business Consulting Services - Effective December 31, 1997, the Company entered into an agreement to sell the Business Consulting Services segment. The loss on the disposal of the segment approximates $1,000. The revenues of the Business Consulting Services segment were $37,000 for the three months ended March 31, 1997. The operations of the Business Consulting Services segment are classified as loss from the operations of a discontinued segment. As of December 31, 1997 assets of the Business Consulting Services segment consisted of $1,000 of net property plant and equipment presented in the balance sheet as net long-term assets of discontinued assets.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9) Resignation of Registrant's Directors, Chief Executive Officer and Corporate
    Secretary:

On March 30, 1998, the "Company and its wholly-owned subsidiary, SISC, entered into a series of agreements with Lewis S. Schiller ("Schiller"), Grazyna
B. Wnuk ("Wnuk"), E. Gerald Kay ("Kay") and Norman J. Hoskin ("Hoskin"). Pursuant to the agreements:

         a) Schiller, Wnuk, Kay and Hoskin agreed to resign as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by IMI of substantially all of their assets pursuant to an asset purchase agreement dated January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. IMI is a subsidiary of the Company, which operated in the Medical Diagnostics segment. The sale by IMI is referred to as the "IMI Sale" (see footnote 8(c)).

         b) In consideration for payments of approximately $4.0 million to Schiller and Wnuk, the Company agreed to purchase from Schiller and Wnuk all of their rights under their respective employment agreements and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements. $1.6 million of the above $4 million settlement relates to Schiller's and Wnuk's stock interest in the IMI sale. The remainder of $2.4 million relates to obligations of Consolidated of which approximately $600,000 has been previously accrued in the financial statements, resulting in increased accrued expense of approximately $1.8 million for the three months ended March 31, 1998.

         c) Schiller agreed to transfer to the Company 1,190,000 shares of the Company's Common Stock owned by him. Such shares were transferred back to the Company in April 1998.

         d) The Company agreed to transfer to Schiller or his designees for nominal consideration, certain subsidiaries of the Company. Such subsidiaries operate at a loss and have, in the aggregate, either a negative or zero net worth (see footnotes 8(d) and 8(e)).

         e) Schiller agreed to enter into a three-year consulting agreement with the Company, for which he will receive annual compensation of $100,000. Such consulting fees will start accruing in April 1998.

         f) The Company, its subsidiaries and Schiller, Wnuk, Kay and Hoskin agreed to execute mutual releases and the Company will provide Schiller, Wnuk, Kay and Hoskin with certain indemnification rights.

The negotiations were conducted with representatives of shareholders who are not affiliated with the prior management or with the plaintiffs in certain recent litigation against the Company.

Immediately prior to the completion of the IMI Sale, Schiller, Wnuk, Kay and Hoskin elected as their successors as directors three individuals who were designated by the representative of the shareholders.

(10)    Subsequent Events

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

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(11)    Contingencies

Series G Preferred Stock - During 1995, the Company issued to Trans Global 1,000 shares of series G 2% cumulative, convertible, preferred stock, which automatically converted on September 30, 2000 into such number of shares of the Company's common stock as having a value equaling $2.1 million. Such shares were issued in order to satisfy an intercompany payable that was owed to Trans Global by WWR, a discontinued subsidiary of the Company. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the Series G Preferred Stock, to change the rights, preferences and privileges of the holders of the Series G Preferred Stock. As a result of such amendment, the conversion provisions were terminated and the Series G Preferred Stock became subject to redemption at the option of either the Company or of the holders of the Series G Preferred Stock at an aggregate redemption price of $2.1 million. Because Trans Global is a consolidated subsidiary of the Company, the Series G Preferred Stock is eliminated in consolidation against Trans Global's investment in the Series G Preferred Stock. If Trans Global were to become an unconsolidated affiliate, the Series G Preferred Stock would be classified as an obligation of the Company. Furthermore, upon the redemption of the Series G Preferred Stock, the Company is obligated to pay $2.1 million to Trans Global.

Intercompany Debt Obligations - As of March 31, 1998, the Company owes Trans Global approximately $338,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company. Additionally, ARC Networks owes Trans Global approximately $1.2 million for advances made to ARC Networks by Trans Global. Because Trans Global is a consolidated subsidiary of the Company, such intercompany obligations are eliminated in consolidation. If Trans Global were to become an unconsolidated affiliate, the amounts would be classified as debt obligations. As of March 31, 1998, the Company has not guaranteed the $1.2 million that ARC Networks owes to Trans Global.

                          .............................

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Forward Looking Statements

Statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in other documents filed by the Company with the Securities and Exchange Commission.

Financial Condition - Liquidity and Capital Resources

Going Concern

For the three months ended March 31, 1998, (the "1998 period"), the Company incurred a net loss of $1.6 million, has an accumulated deficit at March 31, 1998 of $64.5 million and $7.3 million of debt that is in default. Additionally, during 1997, the Company was delisted from trading on the NASDAQ because it failed to meet the minimum bid requirement of $1 and the minimum net tangible worth requirement of $1 million. Furthermore, the Company has historically, had operating cash flow shortfalls in all of its segments other than the Contract Engineering Services and the Medical Diagnostics segment. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In 1997, the Company discontinued three of its unprofitable segments for nominal consideration. Such segments had combined accumulated losses of $15.6 million through the date of the disposals and had required cash infusions from the Company in excess of $11 million. Additionally, on April 2, 1998, the Company sold the Medical Diagnostics segment which will result in a gain on sale and should provide the Company with approximately $11 million in net cash and will dispose of approximately $13.5 million in intangible assets and approximately $21 million in debt and capital lease obligations. It is anticipated that approximately $3 million of the proceeds will be used to pay existing obligations of the Company leaving approximately $8 million for future investment. As of the date of this report, the Company does not have any specific plan for the use, other than working capital, of any substantial portion of the net proceeds from the sale of the Medical Diagnostics segment. However, as disclosed under the caption "Contingencies" that follows, the Company has contingent obligations, which represent a significant portion of such proceeds.

Effective 1998, the Company no longer reports Netsmart as a consolidated affiliate and instead reports its investment in Netsmart under the equity method whereby only the Company's proportionate share of income or loss of Netsmart is reported. See footnote 5 to the financial statements. Future losses on the Company's investment in Netsmart are limited to the level of investment in Netsmart, which is currently $592,000.

As a result of the foregoing factors, the Company's ability to continue as a going concern is dependent upon the success of the Company's remaining two operating segments -- Contract Engineering Services and Telecommunications.

The Contract Engineering Services segment is represented by Trans Global, a public company in which the Company has a 40% equity interest. Although Trans Global reported income in 1997 for the first time since it was acquired by the Company in 1994, it generated a net loss for the first quarter of 1998. Furthermore, to the extent

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

that Trans Global generates cash flow, such cash flow will not be available to the Company to fund its operations, and the Company has significant contingent obligations to Trans Global as discussed under the caption "Contingencies" that follows.

The Telecommunications segment is represented by ARC Networks, a company in which the Company has an 80% equity interest. ARC Networks has operated at significant losses and recent attempts to fund the segment through both public and private financings have not succeeded. In February 1997, this segment received net proceeds of $495,000 through the issuance of notes in the principal amount of $550,000 and warrants. The notes matured on April 1, 1998, ARC Networks is in default on the notes together with interest of approximately $50,000, and the holders of the notes have commenced an action seeking payment of the notes. The Company does not anticipate that ARC Networks can operate profitably without significant additional funding nor can any assurances be made that ARC Networks will operate profitably if significant funding sources are found.

Management is currently evaluating its investment in its remaining operating segments in order to determine whether to provide additional investment or whether to divest from its existing affiliates and as a result of the foregoing uncertainties it is at least possible that the Company could be forced to cease operations in its current segments.


Working Capital Condition

As of December 31, 1997, the Company had negative working capital of $18.9 million. As of March 31, 1998, the Company has negative working capital of $21.7 million, representing an increase in negative working capital of $2.8 million. Approximately $13.9 million of the negative working capital relates to the net current liabilities of discontinued segments. Excluding the discontinued segments, the Company has approximately $7.8 million in negative working capital for continuing operations. The Company principal working capital consists of cash and cash equivalents which were $1.3 million at December 31, 1997 and $1 million at March 31, 1998. For the 1998 period, cash used in discontinued operations amounted to $149,000 and net cash provided by continuing operations was as follows:


Contract Engineering Services                                      $116,000
Telecommunications                                                  428,000
Corporate and Other                                                (156,000)
                                                                    -------
      Net Cash Provided by Continuing Operations                   $388,000
                                                                    =======

The cash generated by the Contract Engineering Services segment is generated by Trans Global, a publicly held company, and as such is not necessarily available to other subsidiaries of the Company. As of March 31, 1998, Trans Global is owed approximately $1.2 million from advances made to ARC Networks.

Other Sources and Uses of Cash

Sources of cash other than from operations were primarily from net advances from asset based lendors of $133,0000 and uses of cash includes $33,000 for capital expenditures and $22,000 for debt and capital lease payments.

Changes in Other Working Capital Assets and Liabilities

Significant changes in working capital, other than cash, includes an increase in accounts receivable of $1.5 million of which $933,000 relates to Contract Engineering Services and $484,000 relates to Telecommunications. The increase in accounts receivables was more than offset by an increase in accounts payable and accrued expenses of approximately $2.4 million, an increase in accrued payroll and related expense of $1.4 million and an increase in interim billings in excess of costs and estimated profits of $1.2 million. The increase in accrued expenses is due primarily to the accrual of $1.8 million to buy out the former CEO's employment agreement (see footnote 9 of the financial statements). The increase in accrued payroll and related expense is due primarily to the timing of tax

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

payments of the Contract Engineering Services segment. The increase in interim billings in excess of costs and estimated profits is related to contracts of the Telecommunications segment whereby billing schedules differ from revenue recognition.

Contingencies

On April 15, 1998, Mr. George W. Mahoney gave the Company notice that he was exercising his right under his employment agreement with Consolidated to terminate his employment on 90 days' notice. Mr. Mahoney has advised the Company that in his view the employment agreement requires the Company to pay him a lump sum payment equal to his salary for the balance of the term of the agreement which is approximately $2.4 million. The Company's board of directors is evaluating the Company's and Mr. Mahoney's respective rights under his employment contract. See footnote 10 of the financial statements.

Trans Global has the right to redeem $2.1 million of the Company's Series G Preferred Stock which it holds. Furthermore, the Company's consolidated subsidiary, ARC Networks, owes Trans Global approximately $1.2 million. See footnote 11 of the financial statements. The three present directors of the Company are three of the four directors of Trans Global and as of the date of this report the redemption provision of the Series G Preferred Stock has not been invoked and nor has the Company guaranteed the obligations of ARC Networks to Trans Global. If the Series G Preferred Stock is redeemed and the Company guarantees payment of the amount that ARC Networks owes Trans Global, the Company would use approximately $3.3 million, or 41% of the net proceeds anticipated to be generated from the IMI sale.

Year 2000 Issues

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". All of the computer applications used by the holding companies (i.e. Consolidated and SIS Capital Corp.) are year 2000 compliant. The Company's affiliates have a significant portion of computer software, particularly the software relating to payroll and other employee records, that is managed for the affiliates by an outside service company. Such service company has advised the affiliates that it will be year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the year 2000 Issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. Although the Company believes it will not incur significant expenses for its affiliates to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000 Issue will not have a material adverse effect upon the Company.

Effect of Loan Defaults

The Company is currently in default on loans approximating $7.3 million. $550,000 of such amount relates to the Telecommunications segment as previously discussed. The remaining debt that is in default relates to the discontinued Medical Diagnostics segment and currently, it is estimated the Company will pay approximately $1.5 million for full settlement of such debt.

Delinquent Payroll Taxes

A subsidiary of the Company, which operated in the discontinued
Three-Dimensional Products and Services segment, owes delinquent payroll taxes and related interest and penalties of approximately $98,000. It is anticipated that such obligations will be repaid during 1998.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

During 1997, the Company discontinued five of its operating segments, Three-Dimensional Products and Services, Medical Diagnostics, Electro-Mechanical and Electro-Optical Products Manufacturing, Business Consulting Services and Audio Products Manufacturing segments. Additionally, as of 1998, the Medical Information Services segment is no longer included in the consolidated results of operations and instead is reported as an equity method investment, whereby the Company only reports its proportionate share of income or loss. As a result of the above, the prior period data has been reclassified to conform to the above changes in segment reporting.

Loss from Operations of Continuing Segments

Comparing the 1998 period to the three months ended March 31, 1997 (the "1997 Period"), the aggregate increase in loss from operations consisted of the following:


                                            Income (Loss) from Operations

                                     1998            1997
                                    Period          Period         Variance
                                    ------          ------         --------
Contract Engineering Services    $   83,000      $   55,000       $   28,000
Medical Information Services            (--)       (527,000)         527,000
Telecommunications                 (322,000)       (365,000)          43,000
Corporate and Other              (2,627,000)       (434,000)      (2,193,000)
Intercompany Transactions            45,000          75,000          (30,000)
                                     ------          ------           ------
  Loss from Operations          ($2,821,000)    ($1,196,000)     ($1,625,000)
                                  =========       =========        =========

During the 1998 period, corporate and other loss includes approximately $1.8 million of expense to accrue for the buy out of the former CEO's employment agreement (see footnote 9 to the financial statements). The other segments income (loss) from operations remained relatively level.

Non Operating Components of Continuing Income (Loss)

Interest expense amounted to $315,000 for both the 1998 and 1997 Periods and was paid primarily to asset based lendors of the Contract Engineering and Telecommunications segments. The minority interest in loss of subsidiaries represents the minority share of Trans Global's loss for the 1998 Period which amounted to $34,000 and represents the minority share of both Trans Global's and Netsmart's loss for the 1997 Period which in the aggregate amounted to $319,000. The share of loss of unconsolidated affiliate represents the Company's proportionate share of Netsmart's 1998 Period net loss which amounted to $98,000. Changes in minority interest and the share of loss of unconsolidated affiliates are a result of the inherent changes in the net income and loss of the related affiliates from period to period.

Discontinued Operations

The aggregate losses from discontinued operations consists of the following:


                                            1998                    1997
                                           Period                  Period
                                           ------                  ------
Medical Diagnostics                    ($  354,000)             $  106,000
Audio Products                                  --                (194,000)
Electro-Mechanical                              --                (527,000)
Business Consulting                             --                  (9,000)
Three Dimensional                               --                (485,000)
                                           -------                 -------
                                       ($  354,000)            ($1,109,000)
                                           =======               =========

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

The above discontinued segments will not have operating income or loss beyond the 1998 period shown above for future reporting periods. The gain on disposal of segments includes a $1.9 million gain on the disposal of the Three-Dimensional Products and Services segment and a loss on disposal of approximately $32,000 for the Electro-Mechanical and Electro-Optical Products Manufacturing and Business Consulting Services segments combined. The gain on the disposal of the Audio Products segment was recorded in the second quarter of 1997 and the anticipated gain on the disposal of the Medical Diagnostics segment will not be realized until the second quarter of 1998.

Consolidated Net Loss

As a result of the foregoing, the Company incurred net losses of $1.6 million and $2.3 million, respectively, and net losses per common share of $0.03 and $0.05, respectively, for the 1998 and 1997 Periods.

Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves are discussed further within the respective industry segment discussions.


                                                       Percentage of Total
                                                       -------------------
                                                        1998         1997
                                                       Period       Period
Revenues:                                              ------       ------
 Contract Engineering Services                           84%          84%
 Medical Information Services                            --            7%
 Telecommunications                                      16%           9%


Gross Profit:
 Contract Engineering Services                           77%          79%
 Medical Information Services                            --            9%
 Telecommunications                                      23%          12%

Selling, General & Administrative Expense:
 Contract Engineering Services                           29%          46%
 Medical Information Services                            --           23%
 Telecommunications                                      16%          19%
 Corporate and Other                                     56%          15%
 Intercompany Transactions                               (1%)         (3%)


Contract Engineering Services

The contract engineering services segment reflects the operations of Trans Global and its two subsidiaries, Avionics Research Holdings, Inc., ("Avionics"), and Resource Management International, Inc., ("RMI"). Trans Global is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations.

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of Trans Global's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, Trans Global is required to pay its employees and pay all applicable Federal and State withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, Trans Global's payments

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, Trans Global's cost of services is greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until Trans Global satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that Trans Global experiences turnover in employees, its gross margin will be adversely affected. For example, in 1998, Social Security taxes are payable on the first $68,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Trans Global to pay Social Security tax for such employee. Since most of Trans Global's employees receive compensation in excess of that amount, Trans Global's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

Trans Global had revenues of $18.5 million for the 1998 Period, reflecting a 4% decrease from the revenues of $19.2 million for 1997 Period. This decline in revenue reflects a reduction by Trans Global of business generating a lower gross margin, which was partially offset by revenue from other clients. During the March 1998 and 1997 Periods, approximately 77% and 81%, respectively, of revenue was generated from its five largest customers, which were the same for both periods.

Trans Global's gross margin for the 1998 Period was 7.9%, compared to 7.4% for the 1997 Period, resulting from both increased business generating a higher gross margin and reduced business generating a lower gross margin.

Selling, general and administrative expenses for the 1998 Period, exclusive of related party expenses, remained at approximately the same level as it did for the 1997 Period.

Trans Global has been financing its payroll obligation by borrowing from a non-affiliated asset-based lender at an interest rate of 2% in excess of prime. Trans Global also pays a fee of 0.3% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. The borrowings are secured by a security interest in all of Trans Global's assets. At March 31, 1998, such borrowings from the asset-based lender were approximately $3.5 million. The interest rate (exclusive of the fee) payable by Trans Global at March 31, 1998 and 1997 was 10.50%. During the 1998 Period, interest expense was approximately $183,000, 1% less than the amount for the 1997 Period.

On April 23, 1998, Trans Global entered into a two-year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, Trans Global can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Trans Global terminated its lending agreement with its previous lender. Trans Global anticipates that the credit agreement with Citizens will enable it to significantly reduce its interest costs.

Amortization of customer lists and other intangible assets was reduced by 40% during the 1998 Period as compared to the 1997 Period due to certain intangible assets related to Avionics having been fully amortized during 1997.

Trans Global had a net loss of $85,000 for the 1998 Period, as compared with a net loss of $97,999 for the 1997 Period. This loss can be attributed to the greater cost of services during this period, when federal social security taxes and state unemployment insurance and related taxes, which are based on specific levels of compensation are due.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Medical Information Services

The medical information services segment consists of the activity of two companies, Netsmart and Creative Socio Medics, Inc. ("CSM"). For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise. Netsmart is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network-computing environment. Netsmart has developed proprietary network technology utilizing smart cards in financial and health care network systems. Effective 1998, the Company's investment in Netsmart is reported under the equity method, whereby, only the Company's proportionate share of Netsmart's loss is included in a single financial statement line item. Accordingly, the following only discusses the 1997 Period in which the revenues and expenses of Netsmart were included in the Company's consolidated statement of operations.

Netsmart's revenue for the 1997 period was $1.6 million. Revenue from Netsmart's health information systems represented the principal source of revenue accounting for $1.4 million or 91% of revenue. The largest component of revenue in the 1997 Period was data center (service bureau) revenue of $485,000. The turnkey systems labor revenue was $351,000 and maintenance revenue was $324,000. Revenue from third party hardware and software amounted to $212,000 and license revenue was only $25,000. Approximately, $200,000 of revenue was generated pursuant to a contract with IBN which contract was substantially completed during the 1997 Period. Revenue from contracts with government agencies represented 33% of total revenue and 37% of health information systems revenue for the 1997 Period. Gross profits amounted to $157,000 for the 1997 Period or 10% of revenues. Selling, general and administrative expenses were $639,000 in the 1997 period. Interest expense was $68,000 in the 1997 Period, payable to Netsmart's asset-based lender. Other expense in the 1997 period represents the recognition of a 50% share of its loss on a joint venture, which amounted to $58,000. As a result of the foregoing factors, Netsmart incurred a net loss before minority interest of $609,000 in the 1997 period and a net loss after minority interest of $300,000

Telecommunications

The telecommunications segment consists of the operations of ARC Networks, which is engaged in the business of marketing a wide range of telecommunications services including the resale of local exchange services through Competitive Access Providers ("CAPs"), the design and installation of end-user networks in addition to its newly formed debit card services and domestic and international long distance services.

Revenues for the 1998 Period were $3.5 million and $2 million for the 1997 Period, reflecting an increase of 75%, or $1,484,000 from the 1997 period. The following table sets forth the revenues and percentage of revenues during the 1998 and 1997 Periods from each of its lines of business.


                                 1998 Period                   1997 Period
                                 -----------                   -----------
                             Revenue     Percent           Revenue     Percent
                             -------     -------           -------     -------
Telephone services         $2,341,000      68%           $1,486,000      75%
Data cabling
 installation Services      1,121,000      32%              492,000      25%
                            ---------                       ------
Total Sales                $3,462,000                   $1,978,000
                            =========                    =========

The increase in revenue in the 1998 Period compared to the 1997 Period is a result of a 58% increase in the telephone services segment brought about by ARC Networks' continued marketing efforts in the local telephone market, principally New York City ("NYC"), which began in the second quarter of 1997, and a 128% increase in ARC Networks' data cabling installation business. In May 1997, ARC Networks also began offering long distance phone service. Revenue attributed to the sale of telephone debit calling cards in the 1998 Period amounted to $651,000 compared to $246,000 in the 1997 Period. Although this represents a 165% increase in sales over the

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

1997 Period, ARC Networks is restructuring this portion of its business and anticipates a decline in revenues in future periods resulting from the sale of telephone debit calling cards.

Cost of revenue for the 1998 Period was $3 million compared to $1.8 million, reflecting an increase of $1.2 million, or 72%, from the 1997 Period. ARC Networks' total gross margin for the 1998 Period was 12.5% compared to 10.5% for the 1997 Period.

Gross margins in ARC Networks' telephone services segment were 3.4% for the 1998 Period compared to 4.2% for the 1997 Period. The most significant reason for the decreased margin was the start up costs of entering the local telephone market in competition with Bell Atlantic. ARC Networks' initial focus in the telephone services segment has been to build its customer base and market share. In this regard, ARC Networks have absorbed certain costs and charges relating to signing up new customers, such as waiving installation charges and acquiring certain equipment needed to make the connection to the customer. Such costs are being expensed immediately without a corresponding increase in revenue and would account for the lower margins in the initial phase of the service cycle.

Gross margins for ARC Networks' data cabling installation service were 31.5% and 29.7% for the 1998 and 1997 Periods. During the 1998 Period, ARC Networks managed 60 different jobs and continues to benefit from its contracts with Mitel to provide data and voice cabling for certain NYC schools. ARC Networks has a backlog of approximately $8 million, of which ARC Networks anticipates completing approximately $5 million during calendar 1998.

Selling, general and administrative expenses for the 1998 Period were $523,000, or 15.1% of total sales, compared to $518,000, or 26.2% of total sales, for the 1997 Period and reflects ARC Networks' efforts to bring its overhead structure more in line with its sales base. As of March 31, 1998 ARC Networks was qualified to sell phone service in 15 states. The principle components of selling, general and administrative expenses for the 1998 Period were: $320,000 of personnel costs, sales commissions of $28,000, travel and trade show expenses of $30,000, office equipment and supplies of $38,000, depreciation and amortization of $5,000, rent and utilities of $48,000, advertising of $13,000, legal and accounting of $34,000 and $83,000 of bad debt expense. The principal components of selling, general and administrative expenses for the 1997 Period were: personnel costs of $274,000, sales commissions of $90,000, travel and trade show expenses of $40,000, office equipment, supplies and other expenses of $62,000, rent and utilities, $28,000 and depreciation of $21,000.

ARC Networks incurred interest expense of $11,000 and $5,000 for the 1998 and 1997 Periods on an 8%, $550,000 loan it obtained in February 1997. In the fourth quarter of 1996, ARC Network obtained a $350,000 equipment loan on which it incurred interest of $12,000 and $22,000 for the 1998 and 1997 Periods. Interest expense of $14,000 and $4,000 was also incurred for the 1998 and 1997 Periods on a loan from ARC Networks' asset based lender. Interest expense of $38,000 and $35,000 was incurred on loans from related parties (primarily Trans Global) for the 1998 and 1997 Periods. In the 1998 Period interest expense of $8,000 was incurred on a $250,000 short term financing obtained in September 1997. Equipment purchased in 1997 through the issuance of capitalized leases increased interest expense in the 1998 Period by $3,000 and late charges and fees associated with trade payables amounted to $41,000 in the 1998 Period. Also, ARC Networks amortized the remaining $150,000 of the warrants issued in connection with the $550,000 interim financing referred to above.

As a result of the foregoing, ARC Networks reported a loss of $454,000 and $435,000 for the 1998 and 1997 Periods.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses increased by $2.2 million, from $434,000 for the 1997 Period to $2.6 million for the 1998 Period due primarily to the accrual of $1.8 million to buy out the former CEO's employment agreement (see footnote 9 of the financial statements) and increases in the salary amounts paid to the former CEO and the former Corporate Secretary when comparing the 1998 and 1997 Periods. The remaining expenses, which consist primarily of accounting and administrative salaries and benefits, consulting fees and operating expense remained relatively level for the 1998 and 1997 periods. During the remainder of 1998, it is anticipated that corporate selling, general and administrative expense levels will be a factor of the activity of additional acquisition, disposition and capitalization activities, which cannot be quantified on a prospective basis.

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

                          .............................

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

  1.   EX-11.1   Calculation of earnings per share.
  2.   EX-27     Financial Data Schedule (filed only in electronic format with the SEC)

(b) Form 8-K Filings during the Quarter Ended March 31, 1998 are as follows:

  1. Filed an 8-K with an earliest date of event of January 28, 1998, reporting the asset purchase agreement for the sale of International Magnetic Imaging, Inc.'s assets to Comprehensive Medical Imaging, Inc, including pro forma financial statements reflecting the disposal of the medical diagnostics segment as of September 30, 1997.

  2. Filed an 8-K with an earliest date of event of February 23, 1998, reporting an action commenced against the Company seeking to enjoin the Company from (a) proceeding with the 1997 stock holders meeting and (b) making any payment to former executives and directors of the Company from the proceeds of the IMI asset sale. Further the action sought to void (i) the employment agreements of the former CEO and Corporate Secretary, (ii) agreements to issue stock or options to the former CEO, Corporate Secretary and Directors, (iii) all completed transfers and issuance of stock and stock options to the former CEO, Corporate Secretary and Directors and (iv) all agreements to pay CEO, Corporate Secretary and Directors or any other officers of the Company money arising out of the IMI asset sale. In connection therewith, on February 24, 1998, the Court granted a temporary restraining order.

  3. Filed an 8-K with an earliest date of event of March 9, 1998, reporting that the restraining order imposed on the IMI asset sale on February 24, 1998 had been vacated.

  4. Filed an 8-K with an earliest date of event of March 19, 1998, reporting that the courts dismissed the action filed against the Company as reported on February 23, 1998.

  5. Filed an 8-K with an earliest date of event of March 30, 1998, reporting the resignation of the Company's board of directors, CEO and Corporate secretary.

                          .............................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED TECHNOLOGY GROUP, LTD.


/S/____________       Chief Executive Officer and Director      May 20, 1998
Seymour Richter       (Principal Executive Officer)

/S/______________     Chief Financial Officer                   May 20, 1998
George W. Mahoney     (Principal Financial and
                       Accounting Officer)

Consolidated Technology Group Ltd. and Subsidiaries
Index to Exhibits
March 31, 1998


1.   EX-11.1   Calculation of earnings per share.
2.   EX-27     Financial Data Schedule (filed in electronic format only with the SEC)

Consolidated Technology Group, Ltd. and Subsidiaries
March 31, 1998
EX-11.1 Calculation of Earnings per Share


                                                              Three
                                                             Months
                                                              Ended
                                                            March 31,
                                                              1998
                                                              ----
Net Loss:                                                 ($1,599,000)
                                                          ============
Loss per Share:

   Loss per share - Note 1                                  ($0.03)
                                                            =======

   Loss per Share - assuming full dilution -  Note 2        ($0.04)
                                                            =======
Note 1:

Computed by dividing the net loss for the period by the weighted average number of common shares outstanding (49,910,996) for the three month period ended March 31, 1998. No stock options, warrants or preferred convertible stock are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighting common shares issued during the period by the actual number of days that such shares are outstanding during the periods.

Note 2:

Assumes that a warrant to purchase 1,000,000 common shares at $0.75 per share was exercised at the beginning of the indicated periods, and that all proceeds from such exercise were used to purchase treasury stock at a price equal to the average market price of the Company's common shares for the period as quoted on the OTC Bulletin Board. Such calculation resulted in a net reduction of outstanding shares of 4,098,118 and weighted average shares outstanding on a fully diluted basis of 45,901,118.


NOTE - THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA. 40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTI-DILUTIVE RESULT