Form 10-Q/A
period 1998-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-08-14
CIK 89041

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

Yes   X     No  ___
     ---


Number of common shares outstanding as of May 13, 1998:    48,720,996
                                                           ==========

Purpose of Amendment:

On March 13, 1998, the former board of directors of the Company, agreed to guarantee $1.2 million owed to Trans Global Services, Inc., a subsidiary of the Company, by ARC Networks, Inc., a subsidiary of the Company. The Company's Form 10-Q filed for the quarter ended March 31, 1998 stated that the Company had not guaranteed such indebtedness. As such, the amendment herein, restates Part I, Item 1. - Financial Information - financial statement footmote 11 "Contingencies" and Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations "Contingencies" to reflect that such guarantee does exsist. Because such amount is an intercompany balance it is eliminated in the balance sheet as of March 31, 1998 and the statement of operations for the three months ended March 31, 1998, which remain unaffected by this guarantee.

Consolidated Technology Group, Ltd.
Index

                                                                       Page
                                                                       ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.      3

Consolidated Statements of Operations - Three Months Ended
 March 31, 1998 and 1997                                                 5

Consolidated Statement of Shareholders' Deficit - Three
 Months Ended March 31, 1998                                             6

Consolidated Statements of Cash Flows - Three Months Ended
 March 31, 1998 and 1997                                                 7

Notes to Consolidated Financial Statements                               9

Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations.                 17

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                26

Signatures                                                              27

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

Intercompany Debt Obligations - As of March 31, 1998, the Company owes Trans Global approximately $338,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company. Additionally, ARC Networks owes Trans Global approximately $1.2 million for advances made to ARC Networks by Trans Global. Because Trans Global is a consolidated subsidiary of the Company, such intercompany obligations are eliminated in consolidation. If Trans Global were to become an unconsolidated affiliate, the amounts would be classified as debt obligations. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global.

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

Trans Global has the right to redeem $2.1 million of the Company's Series G Preferred Stock which it holds. Furthermore, the Company's consolidated subsidiary, ARC Networks, owes Trans Global approximately $1.2 million. See footnote 11 of the financial statements. The three present directors of the Company are three of the four directors of Trans Global and as of the date of this report the redemption provision of the Series G Preferred Stock has not been invoked. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global. If the Series G Preferred Stock is redeemed and the Company is required to pay the amount that ARC Networks owes Trans Global, the Company would use approximately $3.3 million, or 41% of the net proceeds anticipated to be generated from the IMI sale.

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

                      CONSOLIDATED TECHNOLOGY GROUP, LTD.


/S/____________       Chief Executive Officer and Director      August 14, 1998
Seymour Richter       (Principal Executive Officer)

/S/______________     Chief Financial Officer                   August 14, 1998
George W. Mahoney     (Principal Financial and
                       Accounting Officer)

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