Form 10-Q
period 1998-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-08-14
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         The Quarter Ended June 30, 1998
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

Yes   X  No    ____

      Number of common shares outstanding as of August 7, 1998: 48,720,996

               Consolidated Technology Group Ltd. and Subsidiaries
                                      Index

                                                                       Page
                                                                       ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets - June 30, 1998 and December 31, 1997      3-4

Unaudited Consolidated Statements of Operations - Three and
Six Months Ended  June 30, 1998 and 1997                                5

Unaudited Consolidated Statements of Comprehensive Income
(Loss) - Three and Six Months Ended June 30, 1998 and 1997              6

Unaudited Consolidated Statements of Cash Flows - Six Months
 Ended June 30, 1998 and 1997                                          7-8

Unaudited Consolidated Statement of Shareholders' Deficit
 - Six Months Ended June 30, 1998                                       9

Unaudited Notes to Consolidated Financial Statements                  10-20

Item 2.  Management's Discussion and Analysis of the
 Financial Condition and Results of Operations                        21-30

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                31

Signatures                                                              32

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                             June 30,
                                                                               1998                December 31,
                                                                            Unaudited                  1997
                                                                            ---------                  ----

Assets:
  Current assets:
    Cash and cash equivalents                                           $         577,000       $       1,268,000
    Receivables, net of allowances                                              9,085,000              10,039,000
    Marketable securities                                                       8,093,000                      --
    Excess of accumulated costs over related billings                             185,000                 642,000
    Prepaid expenses and other current assets                                     669,000                 298,000
    Net current assets of discontinued segments                                        --               1,044,000
                                                                               ----------              ----------
      Total current assets                                                     18,609,000              13,291,000
                                                                               ----------              ----------

  Property, plant and equipment, net                                              348,000                 636,000
                                                                                  -------                 -------
  Other assets:
    Capitalized software development costs                                             --                 183,000
    Goodwill, net                                                                 960,000                 776,000
    Customer lists, net                                                         2,701,000               5,681,000
    Deferred offering costs                                                            --                  71,000
    Receivables, long-term                                                        108,000                      --
    Receivables, related parties                                                  425,000                 655,000
    Marketable securities                                                          70,000                  19,000
    Investment in unconsolidated affiliate                                        586,000                      --
    Other assets                                                                  468,000                 742,000
    Net assets of discontinued segments                                                --              15,617,000
                                                                                ---------              ----------
      Total Other Assets                                                        5,318,000              23,744,000
                                                                               ----------              ----------
        Total Assets                                                    $      24,275,000       $      37,671,000
                                                                               ==========              ==========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                             June 30,
                                                                               1998                December 31,
                                                                            Unaudited                  1997
                                                                            ---------                  ----
Liabilities and Shareholders' Deficit:
  Current liabilities:
    Accounts payable and accrued expenses                               $       4,438,000       $       7,632,000
    Accrued payroll and related expenses                                        2,269,000               1,834,000
    Accrued interest                                                                3,000                   9,000
    Income taxes payable                                                               --                  76,000
    Interim billings in excess of costs and estimated profits                   2,378,000               2,346,000
    Current debt obligations                                                    5,120,000               5,651,000
    Current portion of capitalized lease obligations                               17,000                  39,000
    Notes payable, related parties                                                     --                  10,000
    Net current liabilities of discontinued segments                            6,251,000              14,611,000
                                                                               ----------              ----------
      Total current liabilities                                                20,476,000              32,208,000
                                                                               ----------              ----------
  Long-term liabilities:
    Long-term debt obligations                                                         --                 124,000
    Capitalized lease obligations                                                  25,000                  34,000
    Subordinated debt                                                              34,000                 139,000
                                                                                   ------                 -------
      Total long-term liabilities                                                  59,000                 297,000
                                                                                   ------                 -------
  Contingencies (footnotes 10 and 11)

  Minority interest                                                             6,008,000              15,511,000
                                                                                ---------              ----------
  Shareholders' deficit:
    Preferred stock                                                                 3,000                   3,000
    Common stock (50,000,000 shares authorized, 48,720,996 and
      49,910,996 shares issued and outstanding as of June 30, 1998
      and December 31, 1997, respectively)                                        488,000                 499,000
    Additional paid-in capital                                                 57,859,000              52,152,000
    Accumulated Other Comprehensive Income (Expense):
      Unrealized holding gain (loss) on available for sale securities              44,000             (   116,000)
    Accumulated deficit                                                       (60,662,000)            (62,883,000)
                                                                               ----------              ----------
      Total shareholders' deficit                                             ( 2,268,000)            (10,345,000)
                                                                               ----------              ----------
        Total Liabilities and Shareholders' Deficit                     $      24,275,000       $      37,671,000
                                                                               ==========              ==========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Operations

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
Revenues                                     $  21,879,000      $  23,670,000     $  43,830,000     $   46,469,000
Direct Costs                                    19,712,000         21,606,000        39,766,000         42,617,000
                                                ----------         ----------        ----------         ----------
Gross Profit                                     2,167,000          2,064,000         4,064,000          3,852,000
Selling, General and Administrative              2,538,000          2,879,000         5,412,000          5,863,000
Termination Payments for Executive
  Contracts (footnotes 9 and 10)                   350,000                 --         2,194,000                 --
                                              ------------       ------------      ------------      -------------

Loss from Operations                         (     721,000)     (     815,000)    (   3,542,000)    (    2,011,000)
                                              ------------       ------------      ------------      -------------
Other Income (Expense):
  Interest expense                           (     172,000)     (     335,000)    (     487,000)    (      650,000)
  Other income (expense), net                      112,000      (     748,000)          167,000     (      755,000)
  Loss on sale of marketable securities      (      10,000)                --     (      10,000)                --
                                              ------------       ------------      ------------      -------------
    Other expense, net                       (      70,000)     (   1,083,000)    (     330,000)    (    1,405,000)
                                              ------------       ------------      ------------      -------------
Loss from Continuing Operations Before
  Minority Interest and Share of
  Unconsolidated Affiliate's Loss            (     791,000)     (   1,898,000)    (   3,872,000)    (    3,416,000)

Minority Interest in (Income) Loss of
  Subsidiaries                               (     132,000)           188,000     (      98,000)           507,000
Share of Loss of Unconsolidated Affiliate    (      36,000)                --     (     134,000)                --
                                              ------------       ------------      ------------      -------------

Loss from Continuing Operations              (     959,000)     (   1,710,000)    (   4,104,000)    (    2,909,000)

Discontinued Operations:
  Income (loss) from operations of
    discontinued segments                    (     104,000)           324,000     (     458,000)    (      785,000)
  Gain (loss) on disposal of segments            4,883,000      (     396,000)        6,783,000     (      396,000)
                                              ------------       ------------      ------------      -------------

Net Income (Loss)                            $   3,820,000    ($    1,782,000)    $   2,221,000    ($    4,090,000)
                                              ============      =============      ============      =============

Basic and Diluted Earnings (Loss) per
  Common Share:
    Loss from continuing operations                 ($0.02)            ($0.04)           ($0.09)            ($0.06)
    Income (loss) from operations of
      discontinued segments                              *               0.01             (0.01)             (0.02)
    Gain (loss) on disposal of segment                0.10              (0.01)             0.14              (0.01)
                                                      ----               ----              ----               ----
    Net income (loss)                                $0.08             ($0.04)            $0.04             ($0.09)
                                                      ====               ====              ====               ====
Weighted average number of common shares
                                                49,071,228         45,376,336        49,532,894         45,376,336
                                                ==========         ==========        ==========         ==========

* - Less than ($0.01).

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries Unaudited Consolidated Statements of Comprehensive Income (Loss)

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
Net Income (Loss)                            $   3,820,000     ($   1,782,000)    $   2,221,000    ($    4,090,000)
Other Comprehensive Income:
  Unrealized holding gains on available
    for sale securities                            107,000              8,000           150,000              4,000
  Reclassification for realized losses on
    available for sale securities
                                                    10,000                 --            10,000                 --
                                                    ------                 --            ------                 --
Comprehensive Income (Loss)                  $   3,937,000     ($   1,774,000)    $   2,381,000    ($    4,086,000)
                                              ============       ============      ============      =============

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                                       1998              1997
                                                                                       ----              ----
Cash Flows from Operating Activities:
Loss from continuing operations                                                  ($   4,104,000)   ($    2,909,000)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
    Depreciation and amortization                                                       347,000            541,000
    Minority interest in net (income) loss of subsidiaries                               98,000     (      507,000)
    Bad debt expense                                                                    239,000                 --
    Share of loss of unconsolidated affiliate                                           134,000                 --
    Equity method loss in subsidiaries joint venture                                         --            104,000
    Loss on sale of marketable securities                                                10,000                 --
    Write-off of deferred offering costs                                                 71,000                 --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Receivables                                                               (   1,418,000)    (    2,890,000)
        Excess of accumulated costs over related billings                         (     456,000)            34,000
        Prepaid expense and other current assets                                  (      85,000)           435,000
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                     (   1,128,000)         2,306,000
        Accrued payroll and related expenses                                            435,000            337,000
        Accrued interest                                                          (       6,000)    (      479,000)
        Income taxes payable                                                      (      76,000)                --
        Interim billings in excess of costs and estimated profits                     1,101,000     (        1,000)
                                                                                      ---------      -------------
Net cash used in continuing operations                                            (   4,838,000)    (    3,029,000)
                                                                                      ---------          ---------

Loss from discontinued operations                                                 (     458,000)    (      785,000)
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
Depreciation and amortization                                                           743,000          2,978,000
Bad debt expense                                                                        338,000            977,000
Loss on sale of fixed assets                                                                 --             36,000
(Gain) loss on disposal of segments                                               (   6,783,000)           396,000
Net change in assets and liabilities                                                  4,260,000     (    1,125,000)
                                                                                      ---------          ---------
Net cash provided by (used in) discontinued operations                            (   1,900,000)         2,477,000
                                                                                      ---------          ---------

Net cash used in operating activities                                             (   6,738,000)    (      552,000)
                                                                                      ---------            -------
                                                                                                        (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                                       1998              1997
                                                                                       ----              ----
Cash Flows from Investing Activities:
  (Increase) decrease in other assets                                                   221,000     (      121,000)
  Capital expenditures                                                            (      77,000)    (      193,000)
  Capitalized software development costs                                                     --     (      462,000)
  Investments in marketable securities                                            (   8,000,000)    (       82,000)
  Proceeds from sale of marketable securities                                             6,000             62,000
  Net proceeds from disposal of segments                                             14,994,000                 --
  Acquisition of customer list                                                    (     413,000)                --
  Payments for loans made                                                                    --     (      120,000)
  Collections for repayment of loans made                                               122,000            228,000
  Cash of affiliate converted to an equity method investment                      (     855,000)                --
                                                                                   ------------      -------------
Net cash provided by (used in) investing activities                                   5,998,000     (      688,000)
                                                                                      ---------      -------------
Cash Flows from Financing Activities:
  Deferred offering costs                                                                    --     (      295,000)
  Net advances from asset based lender                                                  194,000            342,000
  Proceeds from issuance of debt                                                             --            550,000
  Debt repayments                                                                 (      54,000)    (       65,000)
  Proceeds from issuance of subordinated debt                                                --            115,000
  Repayment of subordinated debt                                                  (      84,000)                --
  Payments on capital lease obligations                                           (       7,000)    (       26,000)
                                                                                   ------------      -------------
Net cash provided by financing activities                                                49,000            621,000
                                                                                   ------------      -------------

Net Decrease in Cash and Cash Equivalents                                         (     691,000)    (      619,000)

Cash and Cash Equivalents at Beginning of Period                                      1,268,000          1,185,000
                                                                                      ---------          ---------

Cash and Cash Equivalents at End of Period                                        $     577,000     $      566,000
                                                                                   ============      =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                      $     493,000     $    1,129,000
                                                                                   ============          =========
    Income taxes                                                                  $      76,000                 --
                                                                                   ============
                                                                                                        (concluded)

    Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the six months ended June 30, 1997 the Company acquired equipment under capital lease obligations with a net present value of $18,000.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
           Unaudited Consolidated Statements of Shareholders' Deficit
                         Six Months Ended June 30, 1998

                                                                                                        Accumulated
                                                                                                           Other
                                                        Convert Affiliate                              Comprehensive
                                          Balance at       to an Equity   Cancellation of                 Income-
                                         December 31,         Method       Common Stock                  Unrealized     Balance at
                                             1997           Investment     (footnote 9)   Net Income   Holding Gains   June 30, 1998
                                             ----           ----------     ------------   ----------   -------------   -------------
Preferred stock, $1.00 par value,
 $ 3.50 and $0.10, Series B and E,
 8,000 shares authorized each:
    Shares                                                       262                 --            --             --            262
    Amount                             $       1,000              --                 --            --             --   $      1,000

Preferred stock, $1.00 par value,
 $8.00 subordinated Series F, 6,000
 shares authorized:
    Shares                                     2,700              --                 --            --             --          2,700
    Amount                             $       2,000              --                 --            --             --   $      2,000
                                               -----                                                                          -----
Total preferred stock                  $       3,000              --                 --            --             --   $      3,000

Common stock, $0.01 par value,
 50,000,000 shares authorized:
    Shares                                49,910,996              --       (  1,190,000)           --                    48,720,996
    Amount                             $     499,000              --      ($     11,000)           --                  $    488,000
Additional paid-in capital             $  52,152,000    $  5,696,000       $     11,000            --                  $ 57,859,000
 Unrealized loss on marketable
  securities                          ($     116,000)             --                               --     $  160,000   $     44,000
Accumulated deficit                   ($  62,883,000)             --                 --     2,221,000             --  ($ 60,662,000)
                                          ----------       ---------          ---------     ---------        -------      ---------
      Total shareholders' deficit     ($  10,345,000)   $  5,696,000                 --  $  2,221,000   $    160,000  ($  2,268,000)
                                          ==========       =========          =========     =========        =======      =========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group Ltd. and Subsidiaries (the "Company"), as of June 30, 1998 and December 31, 1997, the statement of changes in shareholders' deficit for the six months ended June 30, 1998 and the results of its operations and changes in cash flows for the six months ended June 30, 1998 and 1997. At June 30, 1998 and December 31, 1997, the Company owned approximately 40% of the outstanding common stock of Trans Global Services, Inc. ("Trans Global"), a public company. At December 31, 1997, the Company and Trans Global shared a common chief executive officer ("CEO") and chairman of the board, who owned approximately 4% of Trans Global's common stock and held warrants to purchase additional shares of Trans Global's common stock. During 1998, the former CEO and chairman of the board of the Company and Trans Global resigned as an officer and director of both companies. As of the date of this report, the Company and Trans Global do not have a common CEO, however, because of the Company's ownership interest in Trans Global and because the three present directors of the Company are three of the five directors of Trans Global, Trans Global is treated as a consolidated subsidiary as of June 30, 1998. See footnote 11 in connection with obligations and potential obligations the Company has to Trans Global.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1997 Form 10-K except as disclosed herein in footnotes 1 and 5.

(3) Interim Results - The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(4) Earnings (Loss) Per Share

The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for loss from continuing operations.

                                                                 Loss             Shares           Per-Share
                                                              (Numerator)      (Denominator)         Amount
                                                              -----------      -------------         ------
Six Months Ended June 30, 1998:
  Loss from continuing operations                           ($   4,104,000)
  Less:  Preferred stock dividends
                                                                        --

Basic Loss per Common Share:
  Loss available to common stockholders                     ($   4,104,000)      49,532,894          ($0.09)
                                                                                                       ====
  Effect of Dilutive Securities:
    Warrants                                                 *
                                                                        --               --
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   4,104,000)      49,532,894          ($0.09)
                                                                 =========       ==========            ====

Six Months Ended June 30, 1997:
  Loss from continuing operations                           ($   2,909,000)
  Less:  Preferred stock dividends
                                                                        --

Basic Loss per Common Share:
  Loss available to common stockholders                      (   2,909,000)      45,376,336          ($0.06)
                                                                                                       ====
  Effect of Dilutive Securities:
    Warrants                                                 *
                                                                        --               --
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   2,909,000)      45,376,336          ($0.06)
                                                                 =========       ==========            ====
(4) Earnings (Loss) Per Share (continued):

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                 Loss             Shares           Per-Share
                                                              (Numerator)      (Denominator)         Amount
                                                              -----------      -------------         ------
Three Months Ended June 30, 1998:
  Loss from continuing operations                           ($     959,000)
  Less:  Preferred stock dividends
                                                                        --

Basic Loss per Common Share:
  Loss available to common stockholders                      (     959,000)      49,071,228          ($0.02)
                                                                                                       ====
  Effect of Dilutive Securities:
    Warrants                                                 *
                                                                        --               --

Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($     959,000)      49,071,228          ($0.02)
                                                                   =======       ==========            ====

Three Months Ended June 30, 1997:
  Loss from continuing operations                           ($   1,710,000)
  Less:  Preferred stock dividends
                                                                        --

Basic Loss per Common Share:
  Loss available to common stockholders                      (   1,710,000)      45,376,336          ($0.04)
                                                                                                       ====
  Effect of Dilutive Securities:
    Warrants                                                 *
                                                                        --               --

Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   1,710,000)      45,376,336            ($0.04)
                                                                 =========       ==========              ====

*- A warrant to purchase 1,000,000 shares of common stock at $0.75 per share was outstanding for all of the above periods but was not included in the computation of diluted loss per common share because the warrant's exercise price was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, was outstanding at June 30, 1998.

On August 13, 1998, the Company issued 333,000 shares of common stock as part of an agreement to settle certain subordinated promissory notes of the Medical Diagnostics segment (see footnote 12). Such shares will increase the weighted average number of common shares outstanding for future periods.

(5) Unconsolidated Affiliated Companies - As of December 31, 1997 and June 30, 1998, the Company owned approximately 36% of the common stock of Netsmart Technologies, Inc. ("Netsmart"), a publicly held company. As of December 31, 1997, the Company and Netsmart shared two common directors and the same CEO and chairman of the board, which resulted in the Company having significant influence over the operations and decisions of Netsmart. Furthermore, the former CEO and chairman of the board of the Company owned a large block of Netsmart common stock. Accordingly, as of December 31, 1997, Netsmart was considered a consolidated affiliate for accounting purposes. During 1998, the former CEO and chairman of the board of both the Company and Netsmart resigned from both positions and the two common board directors of both the Company and Netsmart resigned. Due to the above change in effective control, Netsmart, for the three and six months ended June 30, 1998 is presented in the financial statements as an unconsolidated affiliate. The investment in Netsmart, accounted for under the equity method, amounted to $586,000 as of June 30, 1998 and the Company's share of Netsmart's loss amounted to $36,000 and $134,000 for the three and six months, respectively. The results of operations and financial position of Netsmart is summarized as follows:

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(5) Unconsolidated Affiliated Companies (continued):

Condensed Statement of Operations Information:

                                       Three Months Ended June 30,                Six Months Ended June 30,
                                         1998                1997                 1998                 1997
                                         ----                ----                 ----                 ----
  Net revenues                     $    2,800,000      $    1,690,000       $    5,341,000       $    3,131,000
                                        =========           =========            =========            =========
  Gross profit                     $    1,025,000      $      546,000       $    2,096,000       $      829,000
                                        =========             =======            =========              =======
  Net loss                        ($       82,000)    ($      587,000)     ($      357,000)     ($    1,240,000)
                                           ======             =======              =======            =========

Condensed Balance Sheet Information:
                                            June 30,             December
                                              1998               31, 1997
                                              ----               --------
Current assets                             4,080,000          $ 3,664,000
                                           =========           ==========
Non-current assets                       $ 3,471,000          $ 3,676,000
                                          ==========           ==========
Current liabilities                      $ 4,768,000          $ 4,200,000
                                          ==========           ==========
Shareholders' equity                     $ 2,783,000          $ 3,140,000
                                          ==========           ==========

(6) Industry Segments - During 1997, the Company discontinued the Medical Diagnostics, Electro-Mechanical and Electro-Optical Products Manufacturing, Audio Products Manufacturing, Three Dimensional Products and Services and Business Consulting Services segments. Additionally, effective January 1, 1998, Netsmart, an affiliate which represented the Medical Information Services segment, is no longer a consolidated affiliate and instead is an equity method investment (see footnote 5). As a result, the Company currently classifies its operations into two business segments: (i) Contract Engineering Services, which consists of Trans Global, a subsidiary that provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations and (ii) Telecommunications, which consists of ARC Networks, Inc. ("ARC Networks"), a subsidiary that installs telephonic network systems and buys and resells local and long-distance telephone service. Corporate and Other consists of the operating activities of the Company and SISC Capital Corp. ("SISC"), a wholly owned holding company. During 1997, the business segments also include Medical Information Services since during 1997, Netsmart was still a consolidated affiliate. Inter segment sales are eliminated and sales outside the United States are not material. Information concerning the Company's business segments is as follows:

                                       Three Months Ended June 30,                Six Months Ended June 30,
                                         1998                1997                 1998                 1997
                                         ----                ----                 ----                 ----
Revenues:
  Contract Engineering             $   18,682,000       $   19,641,000       $   37,171,000       $   38,890,000
  Medical Information                          --            1,741,000                   --            3,313,000
  Telecommunications                    3,197,000            2,288,000            6,659,000            4,266,000
                                       ----------           ----------           ----------           ----------
                                   $   21,879,000       $   23,670,000       $   43,830,000       $   46,469,000
                                       ==========           ==========           ==========           ==========

Gross Profit:
  Contract Engineering             $    1,632,000       $    1,604,000       $    3,096,000       $    3,021,000
  Medical Information                          --              265,000                   --              422,000
  Telecommunications                      535,000              195,000              968,000              409,000
                                        ---------            ---------            ---------            ---------
                                   $    2,167,000       $    2,064,000       $    4,064,000       $    3,852,000
                                        =========            =========            =========            =========

Operating Income (Loss):
  Contract Engineering             $      395,000       $      424,000       $      478,000       $      479,000
  Medical Information                          --       (      458,000)                  --       (      985,000)
  Telecommunications               (      127,000)      (      281,000)      (      449,000)      (      646,000)
  Corporate and Other              (    1,034,000)      (      575,000)      (    3,661,000)      (    1,009,000)
  Intercompany Transactions                45,000               75,000               90,000              150,000
                                      -----------          -----------            ---------            ---------
                                  ($      721,000)     ($      815,000)     ($    3,542,000)     ($    2,011,000)
                                      ===========          ===========            =========            =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6) Industry Segments (continued)

                                       Three Months Ended June 30,                Six Months Ended June 30,
                                         1998                1997                 1998                 1997
                                         ----                ----                 ----                 ----
Interest Expense:
  Contract Engineering             $      150,000       $      197,000       $      334,000       $      383,000
  Medical Information                          --               82,000                   --              151,000
  Telecommunications                       22,000               66,000              148,000              136,000
  Corporate and Other                          --                   --                5,000                2,000
  Intercompany Transactions                    --       (       10,000)                  --        (      22,000)
                                       ----------           ----------           ----------           ----------
                                   $      172,000       $      335,000       $      487,000       $      650,000
                                       ==========           ==========           ==========           ==========

Other Income (Expense):
  Contract Engineering             $        3,000       $       29,000       $       19,000       $       63,000
  Medical Information                          --       (       46,000)                  --       (      104,000)
  Telecommunications                        6,000       (        2,000)                  --       (        2,000)
  Corporate and Other                     148,000       (      628,000)             238,000       (      520,000)
  Intercompany Transactions        (       45,000)      (      101,000)      (       90,000)      (      192,000)
                                       ----------           ----------           ----------           ----------
                                   $      112,000      ($      748,000)      $      167,000      ($      755,000)
                                       ==========           ==========           ==========           ==========

Net Income (Loss):
  Contract Engineering             $      248,000       $      255,000       $      163,000       $      158,000
  Medical Information                          --       (      586,000 )                 --       (    1,240,000)
  Telecommunications               (      143,000)      (      348,000 )     (      597,000)      (      783,000)
  Corporate and Other              (      896,000)      (    1,219,000 )     (    3,438,000)      (    1,551,000)
  Minority Interest in
    (Income) Loss Of
    Subsidiaries                   (      132,000              188,000       (       98,000)             507,000
  Share of Loss of
    Unconsolidated Affiliate       (       36,000)                  --       (      134,000)                  --
  Income (Loss) from
    Operations of Discontinued
    segments                       (      104,000)             324,000       (      458,000)      (      785,000)
  Gain (Loss) on Disposal of
    Segments                            4,883,000       (      396,000)           6,783,000       (      396,000)
                                        ---------            ---------            ---------            ---------
                                   $    3,820,000      ($    1,782,000)      $    2,221,000      ($    4,090,000)
                                        =========            =========            =========            =========

Depreciation and
 Amortization:
  Contract Engineering             $       87,000       $       95,000       $      174,000       $      218,000
  Medical Information                          --              150,000                   --              278,000
  Telecommunications                       10,000               16,000              165,000               37,000
  Corporate and Other                       4,000                3,000                8,000                8,000
                                       ----------           ----------           ----------           ----------
                                   $      101,000       $      264,000       $      347,000       $      541,000
                                       ==========           ==========           ==========           ==========

Capital Expenditures:
  Contract Engineering             $       28,000       $       86,000       $       43,000       $      105,000
  Medical Information                          --               35,000                   --               83,000
  Telecommunications                       15,000                   --               33,000                   --
                                                                    --
  Corporate and Other                       1,000                                     1,000                5,000
                                         --------           ----------            ---------           ----------
                                   $       44,000       $      121,000       $       77,000       $      193,000
                                         ========           ==========            =========           ==========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6) Industry Segments (continued)


                                             June 30,             December
Identifiable Assets:                           1998               31, 1997
                                               ----               --------
  Contract Engineering                  $   14,542,000       $   13,943,000
  Medical Information                               --            7,340,000
  Telecommunications                         4,047,000            2,793,000
  Corporate and Other                       23,178,000           23,234,000
  Discontinued Segments                             --           20,015,000
  Intercompany Balances                 (   17,492,000)      (   29,654,000)
                                         -------------        -------------
                                        $   24,275,000       $   37,671,000
                                         =============        =============

(7) Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables to the segments. The Company's segments routinely assess the financial strength of its customers and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global, operating in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 84% and 81% of the total revenues of the segment for the three months ended June 30, 1998 and 1997. These same clients account for approximately 65% of the outstanding accounts receivable of Trans Global. On a consolidated basis these five customers represent approximately 72% of the Company's consolidated revenue for the three months ended June 30, 1998 and approximately 44% of the Company's consolidated accounts receivable balance at June 30, 1998.

(8) Discontinued Operations - During 1997, the Company discontinued the Audio Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Electro-Optical and Electro-Mechanical Products Manufacturing and Business Consulting Services segments.

(a) Audio Products Manufacturing - In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc., ("WWR"), the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the Audio Products Manufacturing segment were approximately $510,000 and $1.2 million for the three and six months June 30, 1997, respectively. The operations of WWR up to the date of the disposal are classified as loss from the operations of a discontinued segment.

 (b) Three Dimensional Products and Services - Effective June 30, 1997, (the "3D Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three-Dimensional Products and Services segment. As of the 3D Measurement Date, the Company accrued an estimate of $250,000 for anticipated losses from the 3D Measurement Date until the date the disposal is completed, which is expected to be completed during 1998. The Company has written-off all assets of the Three-Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment. As of the 3D Measurement Date, it was not known which liabilities the Company would be obligated to pay on behalf of the discontinued segment and as of December 31, 1997 all of the segment's remaining liabilities were recorded as net liabilities of a discontinued segment. As of June 30, 1998, management estimates that the Company will be obligated to pay approximately $511,000 of the segment's liabilities and has written-off the remaining $1.1 million of liabilities. As of December 31, 1997 the estimated loss on disposal was approximately $649,000 and as of June 30, 1998 the Company estimates a gain on disposal of approximately $1.3 million as a result of the Company's belief that it will not have to pay certain obligations of the segment. However, because an estimated loss was recorded in 1997, the actual gain recorded by the Company for the disposal during the six months ended June 30, 1998 approximates $1.9 million. The revenues of the Three-Dimensional Products and Services segment were approximately $147,000 and $160,000 for the three and six months June 30, 1997, respectively. The operations of the Three Dimensional Products and Services segment are classified as loss from the operations of a discontinued segment.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (8) Discontinued Operations (continued)

As of June 30, 1998 and December 31, 1997 the liabilities of the
Three-Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                   June 30,            December
                                                     1998              31, 1997
                                                     ----              --------
Accounts payable and accrued expenses             $ 159,000         $ 1,882,000
Accrued payroll and related expenses                 98,000             246,000
Accrued interest                                     24,000              24,000
Notes payable, related parties                       95,000             278,000
Current portion of long-term debt                   135,000             175,000
                                                    -------             -------
Net current liabilities of discontinued segment   $ 511,000         $ 2,605,000
                                                   ========           =========

(c) Medical Diagnostics - Effective September 1, 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Medical Diagnostics segment. Pursuant to such plan, on April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI"). Such sale resulted in a gain on disposal of approximately $4.9 million as follows:

Proceeds from Sale of Assets:
  Cash                                                       $    19,950,000
  Assumption of liabilities                                       24,904,000
  Direct expenses of sale                                    (     3,188,000)
                                                              --------------
  Net proceeds from sale of assets                                41,666,000
Net Book Value of Assets Sold                                     21,636,000
                                                                  ----------
Gain on Sale of Assets                                            20,030,000
Write-off Intangible Assets not Sold                              13,380,000
                                                                  ----------
Gain on Sale after Write-off of Intangible Assets                  6,650,000
Portion of Gain Attributable to Minority Interest Holders          1,767,000
                                                                   ---------
Gain on Disposal of Segment                                        4,883,000
                                                                   =========

The remaining net current liabilities of the Medical Diagnostic segment as of June 30, 1998, consist primarily of subordinated debt obligations and related accrued interest which on August 13, 1998 was settled for total consideration of $1.9 million (see footnote 12). The revenues of the Medical Diagnostics segment approximated $6.8 million for the six months June 30, 1998 and approximated $7.4 million and $15.1 million for three and six months June 30, 1997, respectively. The operations of the Medical Diagnostics segment are classified as loss from the operations of a discontinued segment.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Discontinued Operations (continued)

As of June 30, 1998 and December 31, 1997 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.

                                                     June 30,          December
                                                       1998            31, 1997
                                                       ----            --------
Cash                                             $ 1,833,000       $ 1,813,000
Accounts receivable, net                                  --         9,803,000
Loans receivable                                     325,000           325,000
Property, plant and equipment                             --         9,738,000
Goodwill                                                  --         9,181,000
Customer lists, net                                       --         4,430,000
Receivable, long-term                                     --         1,271,000
Other assets                                              --           735,000
                                                  ----------       -----------
  Total assets                                     2,158,000        37,296,000
                                                   ---------        ----------
Accounts payable and accrued expenses                     --         3,978,000
Accrued interest                                          --           814,000
Income taxes payable                                 249,000           249,000
Subordinated debt related parties                    924,000           924,000
Current portion of long-term debt                         --        10,932,000
Current portion of subordinated debt               5,711,000         5,721,000
Current portion of capitalized lease obligations          --         1,240,000
Deferred interest                                  1,014,000           498,000
Long-term debt                                            --         7,710,000
Capitalized lease obligations                             --         1,702,000
Subordinated debt                                         --             8,000
                                                  ----------       -----------
  Total liabilities                                7,898,000        33,776,000
                                                  ----------       -----------
    Net assets (liabilities) to be disposed of  ($ 5,740,000)      $ 3,520,000
                                                   =========         =========

Presented in the balance sheet as follows:
Net current liabilities of discontinued segment ($ 5,740,000)    ($ 11,916,000)
Net long-term assets of discontinued segment              --        15,436,000
                                                  ----------        ----------
Net assets (liabilities) to be disposed of      ($ 5,740,000)     $  3,520,000
                                                  ==========       ===========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8)   Discontinued Operations (continued)

(d) Electro-Optical and Electro-Mechanical Products Manufacturing - Effective December 31, 1997, the Company entered into an agreement to sell the Electro-Optical and Electro-Mechanical Products Manufacturing segment. The loss on the disposal of the segment approximates $31,000. The revenues of the electro-optical and electro-mechanical products manufacturing segment were $818,000 and $1.5 million for the three and six months June 30, 1997, respectively. The operations of the Electro-Optical and Electro-Mechanical Products Manufacturing segment are classified as loss from the operations of a discontinued segment.

As of December 31, 1997 the assets and liabilities of the Electro-Optical and Electro-Mechanical Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following.

                                                                 December
                                                                 31, 1997
                                                                 --------
Cash                                                      $        29,000
Accounts receivable, net                                          304,000
Inventories                                                     1,820,000
Prepaid and other current assets                                    4,000
Property, plant and equipment                                     161,000
Other assets                                                       20,000
                                                               ----------
    Total assets                                                2,338,000
                                                               ----------
Accounts payable and accrued expenses                             778,000
Accrued payroll and related obligations                            34,000
Notes payable, related parties                                     34,000
Current portion of long-term debt                                 303,000
Current portion of capitalized lease obligations                   54,000
                                                               ----------
    Total liabilities                                           1,203,000
                                                               ----------
        Net assets to be disposed of                      $     1,135,000
                                                               ==========

Presented in the balance sheet as follows:
Net current assets of discontinued segment                $     1,044,000
Net current liabilities of discontinued segment           (        90,000)
Net long-term assets of discontinued segment                      181,000
                                                               ----------
Net assets to be disposed of                              $     1,135,000
                                                               ==========

(e) Business Consulting Services - Effective December 31, 1997, the Company entered into an agreement to sell the Business Consulting Services segment. The loss on the disposal of the segment approximates $1,000. The revenues of the Business Consulting Services segment were $127,000 and $254,000 for the three and six months June 30, 1997, respectively. The operations of the Business Consulting Services segment are classified as loss from the operations of a discontinued segment. As of December 31, 1997 assets of the Business Consulting Services segment consisted of $1,000 of net property, plant and equipment presented in the balance sheet as net long-term assets of discontinued segment.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9) Resignation of Registrant's Directors, Chief Executive Officer and Corporate Secretary

On March 30, 1998, the Company and its wholly-owned subsidiary, SISC, entered into a series of agreements with Lewis S. Schiller ("Schiller"), Grazyna B. Wnuk ("Wnuk"), E. Gerald Kay ("Kay") and Norman J. Hoskin ("Hoskin"). Pursuant to the agreements:

         a) Schiller, Wnuk, Kay and Hoskin resigned as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by IMI of substantially all of its assets pursuant to an asset purchase agreement dated as of January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. IMI is a subsidiary of the Company, which operated in the Medical Diagnostics segment. The sale by IMI is referred to as the "IMI Sale" (see footnote 8(c)).

         b) In consideration for payments of approximately $4.0 million to Schiller and Wnuk, the Company purchased from Schiller and Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements. $1.6 million of the above $4 million settlement relates to Schiller's and Wnuk's stock interest in the IMI sale. The remainder of $2.4 million relates to obligations of the Company, of which approximately $600,000 has been previously accrued in the financial statements, resulting in increased expense of approximately $1.8 million during 1998.

         c) During April 1998, Schiller transferred to the Company 1,190,000 shares of the Company's Common Stock owned by him.

         d) The Company transferred to Schiller or his designees for nominal consideration, certain subsidiaries of the Company. Such subsidiaries operated at a loss and had, in the aggregate, either a negative or zero net worth (see footnotes 8(d) and 8(e)).

         e) Schiller entered into a three-year consulting agreement with the Company, for which he will receive annual compensation of $100,000. Such consulting fees started accruing in April 1998.

         f) The Company, its subsidiaries and Schiller, Wnuk, Kay and Hoskin executed mutual releases and the Company provided Schiller, Wnuk, Kay and Hoskin with certain indemnification rights.

The negotiations, with respect to these agreements, were conducted with representatives of shareholders who are not affiliated with the prior management or with the plaintiffs in certain recent litigation against the Company.

Immediately prior to the completion of the IMI Sale, Schiller, Wnuk, Kay and Hoskin elected as their successors as directors three individuals who were designated by the representative of the shareholders.

In April 1998, Schiller notified the Company of his claim that the aforementioned three year consulting agreement had been breached by the Company and that the balance of the payments due thereunder were accelerated and immediately due and payable. The Company has disputed Schiller's contentions with respect to such claimed breach.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(10)  Renegotiated Contract with Chief Financial Officer

On April 14, 1998, Mr. George W. Mahoney, the Company's Chief Financial Officer ("CFO"), gave the Company notice that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. The Company's board of directors informed Mr. Mahoney at that time that it was evaluating the Company's and Mr. Mahoney's respective rights under the Original Agreement.

Shortly thereafter, the Company's board of directors and Mr. Mahoney entered into a series of discussions regarding the modification of the terms of Mr. Mahoney's employment with the Company. On June 16, 1998, such discussions culminated in the execution by Mr. Mahoney and the Company of an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999.

The material provisions of the Amended Agreement include the payment to Mr. Mahoney of an annual salary of $202,000, and the payment by the Company of $350,000 in settlement of his claims for change of control compensation under the Original Agreement. The payment was made to Mr. Mahoney on June 19, 1998.

The Company also delivered a general release to Mr. Mahoney simultaneously with the execution of the Amended Agreement. By its terms, the general release extinguishes any claims that the Company might have had against Mr. Mahoney, whether known or unknown, arising from or in conjunction with Mr. Mahoney's services by, or on behalf of, the Company as an officer, director or shareholder, or otherwise, prior to and including April 3, 1998.

(11)  Contingencies

Series G Preferred Stock - During 1995, the Company issued to Trans Global 1,000 shares of Series G 2% cumulative, convertible, preferred stock, which automatically converts on September 30, 2000 into such number of shares of the Company's common stock as shall have a value equaling $2.1 million. The preferred shares were issued in order to satisfy an intercompany payable that was owed to Trans Global by WWR, a discontinued subsidiary of the Company. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the Series G Preferred Stock, to change the rights, preferences and privileges of the holders of the Series G Preferred Stock. As a result of such amendment, the conversion provisions were terminated and the Series G Preferred Stock became subject to redemption at the option of either the Company or the holders of the Series G Preferred Stock at an aggregate redemption price of $2.1 million. Because Trans Global is a consolidated subsidiary of the Company, the Series G Preferred Stock is eliminated in consolidation against Trans Global's investment in the Series G Preferred Stock. If Trans Global were to become an unconsolidated affiliate, the Series G Preferred Stock would be classified as an obligation of the Company. Furthermore, upon the redemption of the Series G Preferred Stock, the Company is obligated to pay $2.1 million to Trans Global.

Intercompany Debt Obligations - As of June 30, 1998, the Company owes Trans Global approximately $293,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company. Additionally, ARC Networks owes Trans Global approximately $1.2 million for advances made to ARC Networks by Trans Global. Because Trans Global is a consolidated subsidiary of the Company, such intercompany obligations are eliminated in consolidation. If Trans Global were to become an unconsolidated affiliate, the amounts would be classified as debt obligations. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(12)   Subsequent Events

On August 13, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. The Company paid approximately $1.9 million, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes, in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes as of June 30, 1998. In connection with the settlement, the Company issued 333,000 shares of its common stock to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. The Company will recognize an extraordinary gain on debt extinguishment of approximately $5.6 million in the third quarter of 1998.


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

Financial Condition - Liquidity and Capital Resources

For the three and six months ended June 30, 1998, (the "1998 2nd Quarter" and the "1998 Six Month Period"), the Company generated net income of $3.8 million and $2.2 million, respectively, however, $4.9 million and $6.8 million, respectively, was generated from gains on disposal of segments. During the three months ended March 31, 1998, (the "1998 1st Quarter") the Company recorded a $1.9 million gain on disposal of the Three Dimensional Products and Services segment and during the 1998 2nd Quarter recorded a $4.9 million gain on disposal of the Medical Diagnostics segment. During the 1998 2nd Quarter and the 1998 Six Month Period the Company had loss from operations of the discontinued Medical Diagnostics segment of $104,000 and $458,000, respectively. Excluding the aforementioned nonrecurring gains on disposal, the Company's loss from continuing operations for the 1998 2nd Quarter and the 1998 Six Month Period approximated $959,000 and $4.1 million, respectively. Additionally, the accumulated deficit as of June 30, 1998 approximated $60.7 million and total shareholders' deficit approximated $2.3 million. Furthermore, at June 30, 1998, the Company had negative working capital of $1.9 million. Furthermore, the Company has historically, had operating cash flow shortfalls in all of its segments other than the Contract Engineering Services and the Medical Diagnostics segment. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the past year, the Company has made significant progress in increasing the Company's ability to continue as a going concern. Effective December 31, 1997, the Company discontinued three of its unprofitable segments (including the aforementioned disposal of the Three Dimensional Products and Services segment) for nominal consideration. Such segments had combined accumulated losses of $15.6 million through the date of the disposals and had required cash infusions from the Company in excess of $11 million. Additionally, the aforementioned disposal of the Medical Diagnostics segment provided the Company with approximately $15 million in net cash and disposed of $13.4 million in intangible assets, $20 million in debt and capital lease obligations and $5 million in accounts payable and accrued expenses. Approximately $2.2 million of the net proceeds was used for termination payments on executive contracts, $2.5 million was used to pay existing obligations of the Company, $1.8 million was set aside in an escrow account to satisfy remaining obligations of the Medical Diagnostics segment and approximately $700,000 was used for ongoing operations of the Company during the 1998 2nd Quarter, leaving approximately $8 million for future investment and working capital. On July 17, 1998, the Company loaned approximately $200,000 to the Telecommunications segment. As of the date of this report, the Company does not have any definitive plan for the use, other than working capital, of any substantial portion of the remaining net proceeds from the sale of the Medical Diagnostics segment and as of June 30, 1998, the Company invested $8 million in treasury bills. However, as disclosed under the caption "Contingencies" that follows, the Company has contingent obligations, which represent a significant portion of such proceeds.

Effective 1998, the Company no longer reports Netsmart as a consolidated affiliate and instead reports its investment in Netsmart under the equity method whereby only the Company's proportionate share of income or loss of Netsmart is reported. See footnote 5 to the financial statements. Future losses on the Company's investment in Netsmart are limited to the level of investment in Netsmart, which is currently $586,000. As a result of the foregoing factors, the Company's ability to continue as a going concern is dependent upon the success of the Company's remaining two operating segments -- Contract Engineering Services and Telecommunications.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

The Contract Engineering Services segment is represented by Trans Global, a public company in which the Company has a 40% equity interest. Trans Global reported income in 1997 for the first time since it was acquired by the Company in 1994, and reported $163,000 of net income for the 1998 Six Month Period. However, to the extent that Trans Global generates cash flow, such cash flow is not available to the Company to fund its operations and furthermore, the Company has significant contingent obligations to Trans Global as discussed under the caption "Contingencies" that follows.

The Telecommunications segment is represented by ARC Networks, a company in which the Company has a 63% equity interest. ARC Networks has operated at significant losses and recent attempts to fund the segment through both public and private financings have not succeeded. In February 1997, this segment received net proceeds of $495,000 through the issuance of notes in the principal amount of $550,000 and warrants. The notes matured on April 1, 1998. ARC Networks is in default on the notes together with interest of approximately $50,000, and the holders of the notes have commenced an action seeking payment of the notes. The Company does not anticipate that ARC Networks can operate profitably without significant additional funding nor can any assurances be made that ARC Networks will operate profitably if significant funding sources are found.

Management is currently evaluating its investment in its remaining operating segments in order to determine whether to provide additional investment or whether to divest from its existing affiliates and as a result of the foregoing uncertainties it is at least possible that the Company could be forced to cease operations in its current segments.

Working Capital Condition

As of December 31, 1997, the Company had negative working capital of $18.9 million. As of June 30, 1998, the Company has negative working capital of $1.9 million, representing a decrease in negative working capital of $17 million. Approximately $6.3 million of the negative working capital relates to the net current liabilities of discontinued segments, which includes approximately $7.7 million of subordinated debt that was settled in full for total consideration of $1.9 million (see footnote 12 of the financial statements). Excluding net current liabilities of discontinued segments, the Company has approximately $5.8 million in positive working capital for continuing operations. The Company's principal working capital consists of cash and cash equivalents and current marketable securities, consisting of treasury bills, which in the aggregate were $1.3 million at December 31, 1997 and $8.7 million at June 30, 1998. For the 1998 Six Month Period, cash used in discontinued operations amounted to $1.9 million and net cash provided by (used in) continuing operations was as follows:

               Contract Engineering Services                  ($     124,000)
               Telecommunications                                    451,000
               Corporate and Other                             (   5,165,000)
                                                                   ---------
                     Net Cash Used in Continuing Operations   ($   4,838,000)
                                                                   =========

Any cash generated by the Contract Engineering Services segment is generated by Trans Global, a publicly held company, and as such is not necessarily available to other subsidiaries of the Company. As of June 30, 1998, Trans Global is owed approximately $1.2 million from advances made to ARC Networks. The cash used in the operations of corporate and other includes $2.2 million in termination payments for executive contracts, $2.3 million in payment of accounts payable and accrued expense obligations that were incurred in prior periods and $665,000 was used for current operations.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Other Sources and Uses of Cash

Significant sources of cash other than from operations includes $14.9 million from the disposal of the Medical Diagnostics segment, $194,000 in net advances from asset based lendors and $122,0000 from the repayment of loans receivable. Significant uses of cash other than in operations includes $8 million for investment in marketable securities, $413,000 for the acquisition of a customer list, $77,000 for capital expenditures and $145,000 for debt and capital lease payments.

Changes in Other Working Capital Assets and Liabilities

Other significant changes in working capital, other than cash and marketable securities, includes an increase in accounts receivable of $1.4 million, a decrease in accounts payable and accrued expenses of approximately $1.1 million and an increase in interim billings in excess of costs and estimated profits of $1.1 million. Of the increase in accounts receivable, $672,000 relates to Contract Engineering Services and $556,000 relates to Telecommunications. The decrease in accounts payable and accrued expenses is due primarily to payments made by the Company with the proceeds from the disposal of the Medical Diagnostics segment which was partially offset by a $567,000 build up of payables in the Telecommunications segment. The increase in interim billings in excess of costs and estimated profits is related to contracts of the Telecommunications segment whereby billing schedules differ from revenue recognition on projects in progress.

Contingencies

Trans Global has the right to require the Company to redeem $2.1 million of the Company's Series G Preferred Stock which it holds. Furthermore, the Company's consolidated subsidiary, ARC Networks, owes Trans Global approximately $1.2 million. See footnote 11 of the financial statements. The three present directors of the Company are three of the five directors of Trans Global and as of the date of this report the redemption provision of the Series G Preferred Stock has not been invoked. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global. If the Series G Preferred Stock is redeemed and the Company is required to pay the amount that ARC Networks owes Trans Global, the Company would use approximately $3.3 million, or 40%, of the cash and marketable securities of the Company.

In April 1998, Lewis S. Schiller, the former CEO of the Company, notified the Company of his claim that the three year consulting agreement between Schiller and the Company (see footnote 9 of the financial statements) had been breached by the Company and that the balance of the payments due thereunder (approximately $300,000) were accellerated and immediately due and payable. The Company has disputed Schiller's contention with respect to such claimed breach.

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

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Effect of Loan Defaults

The Company is currently in default on loans approximating $8.2 million. $550,000 of such amount relates to the Telecommunications segment as previously discussed. The remaining debt that is in default relates to the discontinued Medical Diagnostics segment and on August 13, 1998, the Company settled the obligations for approximately $1.9 million of which $1.6 million was paid in cash and $324,000 was applied in payment of certain promissory notes due to IMI by one of the note holders (see footnote 12 to the financial statements).

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

Loss from Operations of Continuing Segments

Comparing the 1998 2nd Quarter to the three months ended June 30, 1997 (the "1997 2nd Quarter"), the aggregate decrease in loss from operations consisted of the following:

                                                                     Income (Loss) from Operations
                                                                     -----------------------------
                                                           1998                  1997
                                                           2nd                   2nd
                                                         Quarter               Quarter               Variance
                                                         -------               -------               --------
  Contract Engineering Services                       $     395,000         $     424,000        ($      29,000)
  Medical Information Services                                   --         (     458,000)              458,000
  Telecommunications                                  (     127,000)        (     281,000)              154,000
  Corporate and Other                                 (   1,034,000)        (     575,000)        (     459,000)
  Intercompany Transactions                                  45,000                75,000         (      30,000)
                                                       ------------          ------------          ------------
        Loss from Operations                         ($     721,000)       ($     815,000)       ($      94,000)
                                                       ============          ============          ============

During the 1998 2nd Quarter, corporate and other loss includes $350,000 of expense to terminate the Company's CFO's original employment agreement (see footnote 10 to the financial statements). The other segments income (loss) from operations remained relatively level.

Comparing the 1998 Six Month Period to the six months ended June 30, 1997 (the "1997 Six Month Period"), the aggregate increase in loss from operations consisted of the following:

                                                                     Income (Loss) from Operations
                                                                     -----------------------------
                                                           1998                  1997
                                                           2nd                   2nd
                                                         Quarter               Quarter               Variance
                                                         -------               -------               --------
  Contract Engineering Services                       $     478,000         $     479,000        ($       1,000)
  Medical Information Services                                   --         (     985,000)              985,000
  Telecommunications                                  (     449,000)        (     646,000)              197,000
  Corporate and Other                                 (   3,661,000)        (   1,009,000)        (   2,652,000)
  Intercompany Transactions                                  90,000               150,000         (      60,000)
                                                          ---------             ---------             ---------
        Loss from Operations                         ($   3,542,000)       ($   2,011,000)       ($   1,531,000)
                                                          =========             =========             =========

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

During the 1998 six month period, corporate and other loss includes approximately $1.8 million of expense to accrue for the buy out of the former CEO's employment agreement (see footnote 9 to the financial statements) and $350,000 of expense to terminate the Company's CFO's original employment agreement (see footnote 10 to the financial statements). The other segments income (loss) from operations remained relatively level.

Non Operating Components of Continuing Income (Loss)

Interest expense decreased $163,000 when comparing both the 1998 and 1997 2nd Quarters and the 1998 and 1997 Six Month Periods. The decrease is due primarily to the fact that Netsmart's interest is not included in the 1998 totals. The interest expense for both the 1998 and 1997 periods was primarily paid to asset based lendors of the Contract Engineering and Telecommunication segments.

Other expense during the 1997 2nd Quarter and the 1997 Six Month Period approximated $748,000 and $755,000, respectively. In December 1996, the Company acquired Lafayette Industries, Inc. ("Lafayette") and during 1997 it was determined that certain misrepresentations were made by the management of Lafayette during the course of the acquisition. As a result, the Company incurred significant costs in order to formulate a settlement agreement whereby the acquisition was effectively reversed. Other income (expense) items were not significant during the 1998 periods.

During 1998, minority interest in income of subsidiaries represents the minority share of Trans Global's income, which amounted to $132,000 and $98,000, respectively for the 1998 2nd Quarter and the 1998 Six Month Period. During 1997, minority interest in loss of subsidiaries represents the minority share of both Trans Global's and Netsmart's income (loss) which in the aggregate amounted to $188,000 and $507,000, respectively for the 1997 2nd Quarter and the 1997 Six Month Period.

The share of loss of unconsolidated affiliate represents the Company's proportionate share of Netsmart's net loss, which amounted to $36,000 and $134,000, respectively, for the 1998 2nd Quarter and the 1998 Six Month Period. Changes in minority interest and the share of loss of unconsolidated affiliates are a result of the inherent changes in the net income and loss of the related affiliates from period to period.

Discontinued Operations

The aggregate losses from discontinued operations consists of the following:

                                         1998                 1997                 1998                 1997
                                         2nd                  2nd               Six Month            Six Month
                                       Quarter              Quarter               Period               Period
                                       -------              -------               ------               ------
Medical Diagnostics               ($      104,000 )     $      810,000      ($      458,000 )     $      916,000
Audio Products                                 --       (       98,000)                  --       (      292,000)
Electro-Mechanical                             --               64,000                   --       (      463,000)
Business Consulting                            --               53,000                   --               44,000
Three Dimensional                                       (      505,000)                  --       (      990,000)
                                     ------------         ------------         ------------        -------------
                                  ($      104,000)      $      324,000      ($      458,000 )    ($      785,000)
                                     ============         ============         ============         ============

The above discontinued segments will not have operating income or loss beyond the 1998 Six Month Period shown above for future reporting periods. The gain on disposal of segments during 1998 includes a $1.9 million gain on the disposal of the Three-Dimensional Products and Services segment recorded in the 1998 1st Quarter and a $4.9 million gain on the disposal the Medical Diagnostics segment recorded in the 1998 2nd Quarter. The loss on disposal recorded in the 1997 2nd Quarter for $396,000 is comprised of the original estimate of the loss to be incurred on the disposal of the Three Dimensional Products and Services segment of $525,000 offset by a gain on the disposal of the Audio Products segment of $129,000.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Consolidated Net Loss

As a result of the foregoing, the Company incurred net income of $3.8 million and basic earnings per common share of $0.08 for the 1998 2nd Quarter and net loss of $1.8 million and basic loss per common share of $0.04 for the 1997 2nd Quarter. The Company incurred net income of $2.2 million and basic earnings per common share of $0.04 for the 1998 Six Month Period and net loss of $4.1 million and basic loss per common share of $0.09 for the 1997 Six Month Period.

Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling, general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves are discussed further within the respective industry segment discussions.

                                                                       Percentage of Total
                                                                       -------------------
                                                                                    1998        1997
                                                            1998         1997        Six         Six
                                                            2nd          2nd        Month       Month
                                                          Quarter      Quarter     Period      Period
                                                          -------      -------     ------      ------
        Revenues:
          Contract Engineering Services                     85%          83%         85%         84%
           Medical Information Services                     --            7%         --           7%
           Telecommunications                               15%          10%         15%          9%

         Gross Profit:
           Contract Engineering Services                    75%          78%         76%         78%
           Medical Information Services                     --           13%         --          11%
           Telecommunications                               25%           9%         24%         11%

         Selling, General & Administrative Expense:
           Contract Engineering Services                    43%          41%         34%         43%
           Medical Information Services                     --           25%         --          24%
           Telecommunications                               23%          17%         19%         18%
           Corporate and Other                              36%          20%         48%         17%
           Intercompany Transactions                        (2%)         (3%)        (1%)        (2%)

Contract Engineering Services

The contract engineering services segment reflects the operations of Trans Global and its two subsidiaries, Avionics Research Holdings, Inc., ("Avionics"), and Resource Management International, Inc., ("RMI"). Trans Global is engaged in the business of providing engineers, designers and technical personnel on a temporary basis to major corporations.

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of Trans Global's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, Trans Global is required to pay its employees and pay all applicable Federal and State withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, Trans Global's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, Trans Global's cost of services is greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until Trans Global satisfies its payroll tax obligations, it will have

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that Trans Global experiences turnover in employees, its gross margin will be adversely affected. For example, in 1998, Social Security taxes are payable on the first $68,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for Trans Global to pay Social Security tax for such employees. Since most of Trans Global's employees receive compensation in excess of that amount, Trans Global's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

Trans Global had revenues of $18.7 million for the 1998 2nd Quarter, which reflects a decrease of 5% from $19.6 million for the 1997 2nd Quarter and had revenues of $37.2 million for the 1998 Six Month Period, which reflects a decrease of 4% from $38.9 million for the 1997 Six Month Period. However, gross margins, as measured in direct dollars and percentages, increased from 8.2% to 8.7% when comparing the 1998 and 1997 2nd Quarters and increased from 7.8% to 8.3% when comparing the 1998 and 1997 Six Month Periods. This represents Trans Global's continued efforts to trim sales that generate lower gross margins. During the 1998 and 1997 2nd Quarters, approximately 84% and 81% of the revenue was generated from its five largest customers; Boeing Corp., Northrup-Gruman, Lockheed-Martin, Bell Helicopter and Gulfstream Aerospace. These same clients accounted for 65% and 78% of the total outstanding accounts receivable as of June 30, 1998 and December 31, 1997.

Selling, general and administrative expenses remained relatively level for the 1998 and 1997 2nd Quarters at $1.2 million and $1.6 million, respectively, and for the 1998 and 1997 Six Month Periods at $2.6 million and $2.5 million, respectively.

On April 23, 1998, Trans Global entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation, ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivable at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Trans Global terminated its lending agreement with its previous lendor wherein terms required interest of 2% in excess of prime plus a 0.03% of the face amount of invoices financed. Trans Global anticipates that the credit agreement with Citizens will enable it to significantly reduce its interest costs. Interest costs for the 1998 and 1997 Quarters was $150,000 and $197,000, respectively, and for the 1998 and 1997 Six Month Periods was $334,000 and $383,000, respectively.

As a result of the foregoing, Trans Global earned $248,000 and $255,000, respectively for the 1998 and 1997 2nd Quarter and $163,000 and $158,000, respectively, for the 1998 and 1997 Six Month Periods.

Medical Information Services

The medical information services segment consists of the activity of two companies, Netsmart and its subsidiary, Creative Socio Medics, Inc. ("CSM"). For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise. Netsmart is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network-computing environment. Netsmart has developed proprietary network technology utilizing smart cards in financial and health care network systems. Effective 1998, the Company's investment in Netsmart is reported under the equity method, whereby, only the Company's proportionate share of Netsmart's loss is included in a single financial statement line item. Accordingly, the following only discusses 1997 periods in which the revenues and expenses of Netsmart were included in the Company's consolidated statement of operations.

Netsmart's revenue for the 1997 2nd Quarter was $1.7 million and for the 1997 Six Month Period was $3.3 million. Revenue from Netsmart's health information systems represented the principal source of revenue accounting for 97% and 95% of total revenue, respectively, for the 1997 2nd Quarter and 1997 Six Month Period. The largest component of health information systems revenue in the 1997 2nd Quarter and 1997 Six Month Period was data center (service bureau) revenue of $535,000 and $1 million. During the 1997 2nd Quarter and 1997 Six Month

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Period, the turnkey systems labor revenue was $462,000 and $812,000, respectively, maintenance revenue was $342,000 and $666,000, respectively, third party hardware and software amounted to $276,000 and $489,000, respectively, and license revenue was only $75,000 and $145,000, respectively. Revenue from contracts with government agencies represented 32% of total revenue for the 1997 2nd Quarter and 1997 Six Month Period. Gross profits amounted to $265,000 for the 1997 2nd Quarter or 15% of revenues and amounted to $422,000 or 13% of revenues for the 1997 Six Month Period. Selling, general and administrative expenses were $723,000 and $1.4 million, respectively during the 1997 2nd Quarter and 1997 Six Month Period. Interest expense, payable to Netsmart's asset based lendor was $82,000 for the 1997 2nd Quarter and $151,000 for the 1997 Six Month Period. Other expense represents the recognition of a 50% share of Netsmart's loss on a joint venture, which amounted to $46,000 for the 1997 2nd Quarter and $104,000 for the 1997 Six Month Period. As a result of the foregoing factors, Netsmart incurred a net loss of $586,000 in the 1997 2nd Quarter and $1.2 million in the 1997 Six Month Period.

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

Revenues for the 1998 2nd Quarter were $3.2 million and $2.3 million for the 1997 2nd Quarter, reflecting an increase of 40%, or $909,000. Revenues for the 1998 Six Month Period were $6.7 million and $4.3 million for the 1997 Six Month Period, reflecting an increase of 56% or $2.4 million. The following table sets forth the revenues and percentage of revenues during the 1998 and 1997 Periods from each of its lines of business.

                                                   1998 2nd Quarter                    1997 2nd Quarter
                                                   ----------------                    ----------------
                                               Revenue           Percent          Revenue           Percent
                                               -------           -------          -------           -------

        Telephone services                    $2,343,000           73%           $1,528,000           67%
        Data cabling installation
         Services                                854,000           27%              760,000           33%
                                               ---------                          ---------
        Total Sales                           $3,197,000                         $2,288,000
                                               =========                          =========


                                                 1998 Six Month Period              1997 Six Month Period
                                                 ---------------------              ---------------------
                                               Revenue           Percent          Revenue           Percent
                                               -------           -------          -------           -------
        Telephone services                    $4,684,000           70%           $3,013,000           71%
        Data cabling installation
         Services                              1,975,000           30%            1,253,000           29%
                                               ---------                          ---------
        Total Sales                           $6,659,000                         $4,266,000
                                               =========                          =========

The increase in telephone services revenue is a result of ARC Networks' continued market penetration into the local telephone market, principally New York City ("NYC"), which began in the second quarter of 1997. Revenues from the resale of local telephone services increased to $1.6 million for the 1998 2nd Quarter from $1.2 million in the 1997 2nd Quarter. Long-distance revenues increased to $403,000 for the 1998 2nd Quarter compared to $63,000 for the 1997 2nd quarter. During the 1998 Six Month Period local and long-distance telephone services amounted to $3.7 million, an increase of $1.2 million from the 1997 Six Month Period of $2.5 million. On June 1, 1998, ARC Networks purchased the long distance customer base formerly owned by Pricellular, which increased revenues in the 1998 2nd Quarter and 1998 Six Month Period by $130,000. Revenue attributed to the sale of telephone debit calling cards amounted to $382,000 and $241,000, respectively, for the 1998 and 1997 2nd Quarters and amounted to $1 million and $487,000 in the 1998 and 1997 Six Month Periods. Although revenues have increased significantly for telephone debit calling cards during both comparable periods, ARC Networks is restructuring this portion of its business and anticipates a decline in revenues in future periods from this product.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Data cabling installation revenues increased by $94,000 for the 1998 2nd Quarter due primarily to $75,000 of commission income and increased by $722,000 for the 1998 Six Month Period due principally from additional work performed for the state of New York.

Direct costs for the 1998 and 1997 2nd Quarters were $2.7 million and $2 million, respectively, and for the 1998 and 1997 Six Month Periods were $5.7 million and $3.9 million, respectively. Gross profit for all product lines in the aggregate, as a percent of revenue, increased from 8.5% for the 1997 2nd Quarter to 16.7% for the 1998 2nd Quarter and increased from 9.6% for the 1997 Six Month Period to 14.5% for the 1998 Six Month Period.

Gross profit percentages in the telephone services line were 6.4% and 4%, respectively, for the 1998 and 1997 2nd Quarters and were 4.9% and 4%, respectively for the 1998 and 1997 Six Month Periods. The primary reason for the increased margins during the 1998 2nd Quarter was the increase in long distance service, which typically carry margins of 20% - 25%. The long distance customer base purchased from Pricellular is initially being sourced through Cable & Wireless. Because ARC Networks does not receive a lower buying rate from Cable & Wireless, this traffic will be sourced through Frontier beginning in the 1998 3rd Quarter. Gross margins on this customer base for the 1998 2nd Quarter was 16.3% and margins for similar services sourced through Frontier were 22.6%. It is ARC Networks' intention to also provide local service to this customer base. ARC Networks' initial focus in the telephone services segment has been to build its customer base and market share. In this regard, ARC Networks has absorbed certain costs and charges relating to signing up new customers, such as waiving installation charges and acquiring certain equipment needed to make the connection to the customer. Such costs are being expensed immediately without a corresponding increase in revenue and would result in lower margins in the initial phase of the service cycle.

Gross profit for ARC Networks' data cabling installation service were 45.5% and 18.3%, respectively, for the 1998 and 1997 2nd Quarters and were 37.6% and 22.7%, respectively, for the 1998 and 1997 Six Month Periods. During the 1998 2nd Quarter ARC Networks managed 75 different jobs and continues to benefit from its contracts with Mitel to provide data and voice cabling for certain NYC schools. The increased margins in the 1998 2nd Quarter and 1998 Six Month Period resulted from $75,000 of commission income received with no associated cost and additional revenue from change orders made to existing projects at higher than normal markups.

Selling, general and administrative expenses for the 1998 2nd Quarter were $662,000, or 21% of total revenues, compared to $476,000, or 21% of total revenues for the 1997 2nd Quarter. Selling, general and administrative expenses for the 1998 Six Month Period were $1.4 million, or 21% of total revenues, compared to $1 million, or 25% of total revenues for the 1997 Six Month Period. The most significant portion of selling, general and administrative expenses is personnel costs, which for the respective 1998 and 1997 2nd Quarters approximated $388,000 and $340,000 and for the respective 1998 and 1997 Six Month Periods approximated $721,000 and $611,000. Depreciation and amortization for the 1998 and 1997 2nd Quarters amounted to $10,000 and $16,000, and for the 1998 and 1997 Six Month periods amounted to $165,000 and $37,000. In February 1997, ARC Networks, in connection with obtaining a $550,000 bridge financing, issued warrants to purchase 1,000,000 shares of common stock at $1.00 per share and warrants to purchase 500,000 shares of common stock at $5.00 per share, which were valued at $485,000. Currently, ARC Networks is in default on the loan, which was due April 1, 1998, and as a result the 1998 Six Month Period includes $150,000 of expense to amortize the remaining balance of the warrant value.

ARC Networks incurred interest expense of $22,000 and $66,000 for the 1998 and 1997 2nd Quarters, respectively, and $148,000 and $136,000, respectively for the 1998 and 1997 Six Month Periods. The interest expense incurred by ARC Networks was generated by an 8%, $550,000 loan it obtained in February 1997, an equipment loan obtained in 1996 with a June 30, 1998 balance of $186,000 and bearing interest at prime plus 12%, a 12%, $250,000 short term demand loan, net advances on receivables financing of $337,000 from an asset based lendor bearing interest at approximately 10.25 % and related party interest charges on intercompany debt. Additionally, ARC Networks incurs interest expense from the amortization of capital lease obligations.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

As a result of the foregoing, ARC Networks reported a loss of $143,000 and $348,000, respectively for the 1998 and 1997 2nd Quarters and $597,000 and $783,000, respectively for the 1998 and 1997 Six Month Periods.

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses increased by $109,000, from $575,000 for the 1997 2nd Quarter to $684,000 million for the 1998 2nd Quarter and increased $458,000 from $1 million for the 1997 Six Month Period to $1.5 million for the 1998 Six Month Period. Such increase is due primarily to legal fees incurred to settle negotiations with the former CEO who resigned in 1998 (see footnote 9 of the financial statements) and payments made to terminate certain consulting agreements. Additionally, during the 1998 1st Quarter, the salaries paid to the former CEO and the former Corporate Secretary were higher than the amounts paid during the 1997 1st Quarter which accounts for a portion of the increased expense for the 1998 Six Month Period.

Termination payments for executive contracts amounted to $350,000 for the 1998 2nd Quarter and $2.2 million for the 1998 Six Month Period of which $1.8 million relates to the former CEO (see footnote 9 of the financial statements) and $350,000 relates to the Company's CFO (see footnote 10 of the financial statements).

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1 -  CFO's employment agreement.(1)
10.2 - Asset purchase agreement dated as of January 28, 1998, by and among Comprehensive Medical Imaging, Inc., International Magnetic Imaging, Inc. and certain of its subsidiaries, including exhibits and schedules thereto.(2)
27.1 -  Financial Data Schedule.(3)
99.1 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Lewis S. Schiller.(4)
99.2 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Grazyna B. Wnuk.(4)
99.3 - Agreement dated as of March 30, 1998, by and among the Company, SISC and E. Gerald Kay and Norman J. Hoskin.(4)
99.4 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Lewis S. Schiller, Grazyna B. Wnuk, E. Gerald Kay and Norman J. Hoskin.(4)

-------------
(1)     Incorporated by reference to the June 19, 1998 Form 8-K.
(2)     Incorporated by reference to the January 28, 1998 Form 8-K.
(3)     Filed only in electronic format with the Securities and Exchange
         Commission.
(4)     Incorporated by reference to the April 3, 1998 Form 8-K.


(b)     Reports on Form 8-K

1. - Filed an 8-K with an earliest date of event of April 3, 1998, reporting the election of a new board of directors and the appointment of a new acting chief executive officer and president.
2. - Filed an 8-K with an earliest date of event of June 19, 1998, reporting the termination of the chief financial officer's original employment agreement and related termination payment, and the execution of the chief financial officer's new employment agreement.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/________________     Chief Executive Officer and Director    August 14, 1998
Seymour Richter         (Principal Executive Officer)

/S/________________     Chief Financial Officer                 August 14, 1998
George W. Mahoney       (Principal Financial and
                         Accounting Officer)