Form 10-Q/A
period 1998-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-08-24
CIK 89041

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


Purpose of Amendment:

On June 16, 1998, ARC Networks, Inc., a subsidiary of the Company, gave Trans Global Services, Inc., a subsidiary of the Company, a first security interest in all of its assets. Part I, Item 1. - Financial Information - financial statement footnote 11, "Contingencies" and Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Contingencies have been amended to disclose such security interest.

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

Intercompany Debt Obligations - As of June 30, 1998, the Company owes Trans Global approximately $293,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company. Additionally, ARC Networks owes Trans Global approximately $1.2 million for advances made to ARC Networks by Trans Global. Because Trans Global is a consolidated subsidiary of the Company, such intercompany obligations are eliminated in consolidation. If Trans Global were to become an unconsolidated affiliate, the amounts would be classified as debt obligations. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global and on June 16, 1998, ARC Networks gave Trans Global a first security interest in all of its assets.

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

Contingencies

Trans Global has the right to require the Company to redeem $2.1 million of the Company's Series G Preferred Stock which it holds. Furthermore, the Company's consolidated subsidiary, ARC Networks, owes Trans Global approximately $1.2 million. See footnote 11 of the financial statements. The three present directors of the Company are three of the five directors of Trans Global and as of the date of this report the redemption provision of the Series G Preferred Stock has not been invoked. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of ARC Networks to Trans Global and on June 16, 1998, ARC Networks gave Trans Global a first security interest in all of its assets. If the Series G Preferred Stock is redeemed and the Company is required to pay the amount that ARC Networks owes Trans Global, the Company would use approximately $3.3 million, or 40%, of the cash and marketable securities of the Company.

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

CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/________________     Chief Executive Officer and Director    August 24, 1998
Seymour Richter         (Principal Executive Officer)

/S/________________     Chief Financial Officer                 August 24, 1998
George W. Mahoney       (Principal Financial and
                         Accounting Officer)