Form 10-Q
period 1998-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1998-11-16
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         The Quarter Ended September 30, 1998
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

Yes   X  No    ____

      Number of common shares outstanding as of November 6, 1998: 49,053,996

               Consolidated Technology Group Ltd. and Subsidiaries
                                      Index

                                                                         Page
Part I: - Financial Information:                                         ----

Item 1.  Financial Statements:

Consolidated Balance Sheets - September 30, 1998 and
 December 31, 1997                                                        3-4

Unaudited Consolidated Statements of Operations
 - Three and Nine Months Ended September 30, 1998 and 1997                 5

Unaudited Consolidated Statements of Comprehensive
 Income (Loss) - Three and Nine Months Ended September
 30, 1998 and 1997                                                         6

Unaudited Consolidated Statements of Cash Flows
 - Nine Months Ended September 30, 1998 and 1997                          7-8

Unaudited Consolidated Statement of Shareholders'
 Equity (Deficit) - Nine Months Ended September 30, 1998                   9

Unaudited Notes to Consolidated Financial Statements                     10-20

Item 2.  Management's Discussion and Analysis of the
          Financial Condition and Results of Operations                  21-31

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                   32

Signatures                                                                 33

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets


                                                                    September 30,
                                                                        1998           December 31,
                                                                      Unaudited            1997
                                                                      ---------            ----
Assets:
  Current assets:
    Cash and cash equivalents                                     $     915,000     $    1,268,000
    Receivables, net of allowances                                    9,150,000         10,039,000
    Marketable securities                                             5,761,000                 --
    Excess of accumulated costs over related billings                   314,000            642,000
    Prepaid expenses and other current assets                           523,000            298,000
    Net current assets of discontinued segments                              --          1,044,000
                                                                     ----------          ---------
      Total current assets                                           16,663,000         13,291,000
                                                                     ----------         ----------

  Property, plant and equipment, net                                    325,000            636,000
                                                                        -------            -------

  Other assets:
    Capitalized software development costs                                   --            183,000
    Goodwill, net                                                       922,000            776,000
    Customer lists, net                                               2,619,000          5,681,000
    Deferred offering costs                                                  --             71,000
    Receivables, long-term                                               98,000                 --
    Receivables, related parties                                        425,000            655,000
    Marketable securities                                                 2,000             19,000
    Investment in unconsolidated affiliate                              606,000                 --
    Other assets                                                        752,000            742,000
    Net assets of discontinued segments                                      --         15,617,000
                                                                      ---------         ----------
      Total Other Assets                                              5,424,000         23,744,000
                                                                      ---------         ----------
        Total Assets                                              $  22,412,000     $   37,671,000
                                                                     ==========         ==========


                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets


                                                                    September 30,
                                                                        1998           December 31,
                                                                      Unaudited            1997
                                                                      ---------            ----
Liabilities and Shareholders' Equity (Deficit):
  Current liabilities:
    Accounts payable and accrued expenses                         $   4,873,000     $    7,632,000
    Accrued payroll and related expenses                              2,149,000          1,834,000
    Accrued interest                                                     10,000              9,000
    Income taxes payable                                                     --             76,000
    Interim billings in excess of costs and estimated profits         2,411,000          2,346,000
    Current debt obligations                                          4,194,000          5,651,000
    Current portion of subordinated debt                                 27,000                 --
    Current portion of capitalized lease obligations                     18,000             39,000
    Notes payable, related parties                                           --             10,000
    Net current liabilities of discontinued segments                    731,000         14,611,000
                                                                     ----------         ----------
      Total current liabilities                                      14,413,000         32,208,000
                                                                     ----------         ----------

  Long-term liabilities:
    Long-term debt obligations                                               --            124,000
    Capitalized lease obligations                                        21,000             34,000
    Subordinated debt                                                        --            139,000
                                                                         ------            -------
      Total long-term liabilities                                        21,000            297,000

  Contingencies (footnotes 11)

  Minority interest                                                   6,116,000         15,511,000
                                                                      ---------         ----------

  Shareholders' equity (deficit):
    Preferred stock                                                       3,000              3,000
    Common stock (50,000,000 shares authorized, 49,053,996
     and 49,910,996 shares issued and outstanding as of
     September 30, 1998 and December 31, 1997, respectively)            491,000            499,000
    Additional paid-in capital                                       57,936,000         52,152,000
    Accumulated Other Comprehensive Income (Expense):
      Unrealized holding gain (loss) on marketable securities           139,000           (116,000)
    Accumulated deficit                                             (56,707,000)       (62,883,000)
                                                                     ----------         ----------
      Total shareholders' equity (deficit)                            1,862,000        (10,345,000)
                                                                      ---------         ----------

        Total Liabilities and Shareholders' Equity (Deficit)      $  22,412,000     $   37,671,000
                                                                     ==========         ==========


                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Operations

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
Revenues                                     $  19,968,000      $  23,410,000     $  63,798,000     $   69,879,000
Direct Costs                                    17,524,000         21,370,000        57,290,000         63,987,000
                                                ----------         ----------        ----------         ----------
Gross Profit                                     2,444,000          2,040,000         6,508,000          5,892,000
Selling, General and Administrative              4,055,000          3,539,000         9,467,000          9,402,000
Termination Payments for Executive
  Contracts (footnotes 9 and 10)                        --                 --         2,194,000                 --
                                                -----------        -----------       ----------         -----------
Loss from Operations                            (1,611,000)        (1,499,000)       (5,153,000)        (3,510,000)
                                                 ---------          ---------         ---------          ---------
Other Income (Expense):
  Interest expense                                 (83,000)          (342,000)         (570,000)          (992,000)
  Other income (expense), net                      (77,000)           153,000            90,000           (602,000)
  Loss on sale of marketable securities            (20,000)          (191,000)          (30,000)          (191,000)
                                                  ---------          ---------         ---------        -----------
    Other expense, net                            (180,000)          (380,000)         (510,000)        (1,785,000)
                                                   -------            -------           -------          ---------
Loss from Continuing Operations Before
  Minority Interest and Share of
  Unconsolidated Affiliate's Loss               (1,791,000)        (1,879,000)       (5,663,000)        (5,295,000)
Minority Interest in Loss of Subsidiaries          129,000             77,000            31,000            584,000
Share of Income (Loss) of Unconsolidated
  Affiliate                                         51,000                 --           (83,000)                --
                                                -----------        -----------       -----------         -----------
Loss from Continuing Operations                 (1,611,000)        (1,802,000)       (5,715,000)         (4,711,000)
Discontinued Operations:
  Income (loss) from operations of
    discontinued segments                          (71,000)            26,000          (529,000)         (2,125,000)
  Gain (loss) on disposal of segments               10,000                 --         6,793,000            (396,000)
                                                -----------        -----------        ---------          -----------
Income Loss before Extraordinary Item           (1,672,000)        (1,776,000)          549,000          (7,232,000)
Extraordinary Gain on Debt Extinguishment
                                                 5,627,000                 --         5,627,000                  --
                                                 ---------       -------------        ---------        -------------
Net Income (Loss)                            $   3,955,000       ($ 1,776,000)    $   6,176,000        ($ 7,232,000)
                                                 =========         ==========         =========          ==========

Basic and Diluted Earnings (Loss) per
  Common Share:
    Loss from continuing operations                 ($0.03)            ($0.04)           ($0.12)            ($0.10)
    Income (loss) from operations of
      discontinued segments                              *                  *             (0.01)             (0.05)
    Gain (loss) on disposal of segment                   *                 --              0.14              (0.01)
    Extraordinary income                              0.12                 --              0.11                 --
                                                      ----               ----              ----               ----
    Net income (loss)                                $0.08             ($0.04)            $0.12             ($0.16)
                                                      ====               ====              ====               ====
Weighted average number of common shares
                                                48,901,974         47,053,320        49,261,472         46,220,542
                                                ==========         ==========        ==========         ==========


* - Less than ($0.01).

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries Unaudited Consolidated Statements of Comprehensive Income (Loss)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
Net Income (Loss)                            $   3,955,000      ($ 1,776,000)   $   6,176,000       ($ 7,232,000)
Other Comprehensive Income:
  Unrealized holding gains on available
    for sale securities                             74,000           161,000          224,000            165,000
  Reclassification for realized losses on
    available for sale securities                   21,000                --           31,000                 --
                                                 ---------      -------------       ---------       ------------
Comprehensive Income (Loss)                  $   4,050,000      ($ 1,615,000)   $   6,431,000       ($ 7,067,000)
                                                 =========         =========        =========          =========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1998              1997
                                                                                       ----              ----
Cash Flows from Operating Activities:
Loss from continuing operations                                                   ($ 5,715,000)     ($ 4,711,000)
Extraordinary Gain on Debt Extinguishment                                            5,627,000                --
                                                                                     ---------       -----------
                                                                                       (88,000)       (4,711,000)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
    Depreciation and amortization                                                      528,000           809,000
    Minority interest in net loss of subsidiaries                                      (31,000)         (749,000)
    Extraordinary gain on debt extinguishment                                       (5,627,000)               --
    Bad debt expense                                                                   385,000           424,000
    Share of loss of unconsolidated affiliate                                           83,000                --
    Equity method loss in subsidiaries joint venture                                        --           140,000
    Noncash expense from subsidiaries issuance of stock options                             --           106,000
    Value of stock issued in lieu of cash                                               80,000            73,000
    Value of subsidiaries stock issued in lieu of cash                                 196,000                --
    Loss on sale of marketable securities                                               30,000           191,000
    Write-off deferred offering costs                                                   71,000           162,000
    Change in assets and liabilities:
    Loss on disposal of fixed assets                                                    40,000                --
      (Increase) decrease in assets:
        Receivables                                                                 (1,678,000)       (2,171,000)
        Excess of accumulated costs over related billings                             (310,000)          (94,000)
        Prepaid expense and other current assets                                      (214,000)          (52,000)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                         (693,000)        2,804,000
        Accrued payroll and related expenses                                           315,000           584,000
        Accrued interest                                                                 1,000           591,000
        Income taxes payable                                                           (76,000)          (26,000)
        Interim billings in excess of costs and estimated profits                    1,134,000           329,000
                                                                                     ---------         ---------
Net cash used in continuing operations                                              (5,854,000)       (1,590,000)
                                                                                     ---------         ---------

Loss from discontinued operations                                                     (529,000)       (2,125,000)
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
Depreciation and amortization                                                          743,000         4,700,000
Bad debt expense                                                                       338,000         1,902,000
Gain on sale of fixed assets                                                                --           (31,000)
(Gain) loss on disposal of segments                                                 (6,793,000)          396,000
Net change in assets and liabilities                                                 6,007,000        (4,487,000)
                                                                                     ---------         ---------
Net cash provided by (used in) discontinued operations                                (234,000)          355,000
                                                                                       -------           -------

Net cash used in operating activities                                               (6,088,000)       (1,235,000)
                                                                                     ---------         ---------

                                                                                                      (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1998              1997
                                                                                       ----              ----
Cash Flows from Investing Activities:
  (Increase) decrease in other assets                                                   21,000           (64,000)
  Capital expenditures                                                                (117,000)         (355,000)
  Capitalized software development costs                                                    --          (462,000)
  Investments in marketable securities                                              (8,000,000)         (149,000)
  Proceeds from sale of marketable securities                                        2,480,000            62,000
  Net proceeds from disposal of segments                                            14,994,000                --
  Acquisition of customer list                                                        (413,000)               --
  Payments for loans made                                                                   --          (239,000)
  Collections for repayment of loans made                                              132,000           348,000
  Cash of affiliate converted to an equity method investment                          (855,000)               --
                                                                                       -------          ---------
Net cash provided by (used in) investing activities                                  8,242,000          (859,000)
                                                                                     ---------           -------

Cash Flows from Financing Activities:
  Deferred offering costs                                                                   --          (329,000)
  Net advances from (payments to) asset based lender                                  (408,000)          981,000
  Proceeds from issuance of debt                                                            --           800,000
  Debt repayments                                                                     (378,000)          (15,000)
  Proceeds from issuance of subordinated debt                                               --           139,000
  Repayment of subordinated debt                                                       (91,000)               --
  Repayment of discontinued subsidiaries debt                                       (1,620,000)               --
  Payments on capital lease obligations                                                (10,000)          (34,000)
  Proceeds from exercise of subsidiary's stock options                                      --            50,000
                                                                                    -----------        ---------
Net cash provided by (used in) financing activities                                 (2,507,000)        1,592,000
                                                                                    -----------        ---------

Net Decrease in Cash and Cash Equivalents                                             (353,000)         (502,000)
Cash and Cash Equivalents at Beginning of Period                                     1,268,000         1,185,000
                                                                                     ---------         ---------
Cash and Cash Equivalents at End of Period                                        $    915,000     $     683,000
                                                                                       =======           =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                      $    569,000     $     401,000
                                                                                       =======           =======
    Income taxes                                                                  $         --            26,000
                                                                                   ===========            ======

                                                                                                        (concluded)

Supplemental Disclosures of Non Cash Investing and Financing Activities:
During the nine months ended September 30, 1998:
      In lieu of cash payment, the Company issued 333,000 shares of common stock valued at $73,000 and its subsidiary operating in the telecommunications segment issued shares of its common stock valued at $196,000.
During the nine months ended September 30, 1997:
      Equipment was acquired under capital lease obligations with a net present value of $18,000. In lieu of cash payment for services rendered, the Company issued 1,223,225 shares of common stock valued at $73,000.
      A subsidiary of the Company, operating in the contract engineering services segment, incurred noncash expense from the issuance of stock options valued at $106,000.

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
       Unaudited Consolidated Statements of Shareholders Equity (Deficit)
                      Nine Months Ended September 30, 19987

                                                                             Stock Issued in
                                                                Convert        Lieu of Cash
                                                               Affiliate       Payment for        Cancellation
                                             Balance at      to an Equity       Services           of Common
                                            December 31,        Method          Rendered             Stock
                                                1997          Investment      (footnote 12)       (Footnote 9)
                                                ----          ----------      -------------       ------------
Preferred stock $1.00 par value,
 $3.50 and $0.10, Series B and E,
 8,000 shares authorized each:
   Shares                                            262               --                --                 --
   Amounts                                  $      1,000               --                --                 --

Preferred stock, $1.00 par value,
 $8.00 subordinated Series F, 6,000
 shares authorized:
   Shares                                          2,700               --                --                 --
   Amounts                                  $      2,000               --                --                 --
                                             -----------        ---------     -------------       ------------
Total Preferred stock                       $      3,000               --                --                 --

Common stock, $0.01 par value,
 50,000,000 shares authorized:
   Shares                                     49,910,996               --           333,000        ( 1,190,000)
   Amounts                                  $    499,000               --     $       3,000      ($     11,000)
Additional paid-in capital                  $ 52,152,000     $  5,696,000            77,000       $     11,000
Unrealized holding gain (loss) on
 marketable securities                     ($    116,000)              --                --                 --
Accumulated deficit                        ($ 62,883,000)              --                --                 --
                                             -----------        ---------       -----------         ----------
  Total shareholders' equity (deficit)     ($ 10,345,000)    $  5,696,000     $      80,000       $         --
                                             ===========        =========       ===========         ==========

                                                                                                   (continued)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
       Unaudited Consolidated Statements of Shareholders Equity (Deficit)
                      Nine Months Ended September 30, 19987

                                                           Accumulated
                                                             Other
                                                          Comprehensive       Balance
                                                            Income -             at
                                                 Net       Unrealized       December 31,
                                               Income     Holding Gains         1998
                                               -------     ----------           ----
Preferred stock $1.00 par value,
 $3.50 and $0.10, Series B and E,
 8,000 shares authorized each:
   Shares                                           --             --                 262
   Amounts                                          --             --               1,000

Preferred stock, $1.00 par value,
 $8.00 subordinated Series F, 6,000
 shares authorized:
   Shares                                           --             --               2,700
   Amounts                                          --             --        $      2,000
                                               -------        -------        ------------
Total Preferred stock, par                          --             --        $      3,000

Common stock, $0.01 par value,
 50,000,000 shares authorized:
   Shares                                           --             --          49,053,996
   Amounts                                          --             --        $    491,000
Additional paid-in capital                          --             --        $ 57,936,000
Unrealized holding gain (loss) on
 marketable securities                              --             --        $    139,000
Accumulated deficit                          6,176,000             --       ($ 56,707,000)
                                             ---------        -------          ----------
  Total shareholders' equity (deficit)     $ 6,176,000     $  255,000        $  1,862,000
                                             =========        =======           =========

                                                                              (concluded)

                 See notes to consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group Ltd. and Subsidiaries (the "Company"), as of September 30, 1998 and December 31, 1997, the statement of operations and the statement of comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997, the statement of cash flows for the nine months ended September 30, 1998 and 1997 and the statement of changes in shareholders' equity (deficit) for the nine months ended September 30, 1998. At September 30, 1998 and December 31, 1997, the Company owned approximately 40% of the outstanding common stock of Trans Global Services, Inc. ("Trans Global"), a public company. At December 31, 1997, the Company and Trans Global shared a common chief executive officer ("CEO") and chairman of the board, who owned approximately 4% of Trans Global's common stock and held warrants to purchase additional shares of Trans Global's common stock. During 1998, the former CEO and chairman of the board of the Company and Trans Global resigned as an officer and director of both companies. As of the date of this report, the Company and Trans Global do not have a common CEO, however, because of the Company's ownership interest in Trans Global and because the three present directors of the Company are three of the five directors of Trans Global, Trans Global is treated as a consolidated subsidiary as of September 30, 1998. See footnote 11 in connection with obligations and potential obligations the Company has to Trans Global.

(2) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1997 Form 10-K except as disclosed herein in footnotes 1 and 5.

(3) Interim Results - The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

(4) Earnings (Loss) Per Share - The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for loss from continuing operations.

                                                                 Loss              Shares           Per-Share
                                                              (Numerator)       (Denominator)         Amount
                                                              -----------       -------------         ------
Nine Months Ended September 30, 1998:
  Loss from continuing operations                           ($   5,715,000)
  Less:  Preferred stock dividends
                                                                        --
                                                                 ---------
Basic Loss per Common Share:
  Loss available to common stockholders                     ($   5,715,000)        49,261,472         ($0.12)
                                                                                                        ====
  Effect of Dilutive Securities:
    Warrants                                                 *          --                 --
                                                                 ---------         ----------
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   5,715,000)        49,261,472         ($0.12)
                                                                 =========         ==========           ====

Nine Months Ended September 30, 1997:
  Loss from continuing operations                           ($   4,711,000)
  Less:  Preferred stock dividends
                                                                        --
                                                                 ---------
Basic Loss per Common Share:
  Loss available to common stockholders                         (4,711,000)        46,220,532         ($0.10)
                                                                                                        ====
  Effect of Dilutive Securities:
    Warrants                                                 *          --                 --
                                                                 ---------         ----------
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   4,711,000)        46,220,532         ($0.10)
                                                                 =========         ==========           ====

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(4) Earnings (Loss) Per Share (continued):

                                                                 Loss              Shares           Per-Share
                                                              (Numerator)       (Denominator)         Amount
                                                              -----------       -------------         ------
Three Months Ended September 30, 1998:
  Loss from continuing operations                           ($   1,611,000)
  Less:  Preferred stock dividends
                                                                        --
                                                                 ---------
Basic Loss per Common Share:
  Loss available to common stockholders                      (   1,611,000)        48,901,974         ($0.03)
                                                                                                        ====
  Effect of Dilutive Securities:
    Warrants                                                 *          --                 --
                                                                 ---------         ----------
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   1,611,000)        48,901,974         ($0.03)
                                                                 =========         ==========           ====

Three Months Ended September 30, 1997:
  Loss from continuing operations                           ($   1,802,000)
  Less:  Preferred stock dividends
                                                                        --
                                                                 ---------
Basic Loss per Common Share:
  Loss available to common stockholders                      (   1,802,000)        47,053,320         ($0.04)
                                                                                                        ====
  Effect of Dilutive Securities:
    Warrants                                                 *          --                 --
                                                                 ---------         ----------
Diluted Loss per Common Share:
  Loss available to common stockholders, plus assumed
    conversions                                             ($   1,802,000)        47,053,320         ($0.04)
                                                                 =========         ==========           ====

* - A warrant to purchase 1,000,000 shares of common stock at $0.75 per share was outstanding for all of the above periods but was not included in the computation of diluted loss per common share because the warrant's exercise price was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, was outstanding at September 30, 1998.

(5) Unconsolidated Affiliated Companies - As of December 31, 1997 and September 30, 1998, the Company owned approximately 36% of the common stock of Netsmart Technologies, Inc. ("Netsmart"), a publicly held company. As of December 31, 1997, the Company and Netsmart shared two common directors and the same CEO and chairman of the board, which resulted in the Company having significant influence over the operations and decisions of Netsmart. Furthermore, the former CEO and chairman of the board of the Company owned a large block of Netsmart common stock. Accordingly, as of December 31, 1997, Netsmart was considered a consolidated affiliate for accounting purposes. During 1998, the former CEO and chairman of the board of both the Company and Netsmart resigned from both positions and the two common board directors of both the Company and Netsmart resigned. Due to the above change in effective control, Netsmart, for the three and nine months ended September 30, 1998 is presented in the financial statements as an unconsolidated affiliate. The investment in Netsmart, accounted for under the equity method, amounted to $606,000 as of September 30, 1998 and the Company's share of Netsmart's income (loss) amounted to $51,000 and ($83,000) for the three and nine months ended September 30, 1998, respectively. The results of operations and financial position of Netsmart is summarized as follows:


(5) Unconsolidated Affiliated Companies (continued):

Condensed Statement of Operations Information:

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
  Net revenues                               $   3,540,000      $   1,831,000     $   8,881,000     $    5,144,000
                                                 =========          =========         =========          =========
  Gross profit                               $   1,345,000     ($      87,000)    $   3,441,000     $      335,000
                                                 =========             ======         =========            =======
  Net income (loss)                          $     123,000     ($     665,000)   ($     234,000)   ($    1,904,000)
                                                   =======            =======           =======          =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Condensed Balance Sheet Information:
                                           September 30,      December 31,
                                               1998               1997
                                               ----               ----
  Current assets                         $   4,956,000      $   3,664,000
                                             =========          =========
  Non-current assets                     $   3,380,000      $   3,676,000
                                             =========          =========
  Current liabilities                    $   5,483,000      $   4,200,000
                                             =========          =========
  Shareholders' equity                   $   2,854,000      $   3,140,000
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

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
  Revenues:
    Contract Engineering                       $16,343,000        $18,799,000       $53,514,000       $ 57,690,000
    Medical Information                                 --          1,831,000                --          5,144,000
    Telecommunications                           3,625,000          2,780,000        10,284,000          7,045,000
                                                 ---------          ---------        ----------          ---------
                                               $19,968,000        $23,410,000       $63,798,000       $ 69,879,000
                                                ==========         ==========        ==========         ==========
  Gross Profit:
    Contract Engineering                       $ 1,621,000        $ 1,761,000       $ 4,717,000       $  4,782,000
    Medical Information                                 --            (87,000)               --            335,000
    Telecommunications                             823,000            366,000         1,791,000            775,000
                                                   -------          ---------         ---------            -------
                                               $ 2,444,000        $ 2,040,000       $ 6,508,000       $  5,892,000
                                                 =========          =========         =========          =========
  Operating Income (Loss):
    Contract Engineering                       $   220,000        $   688,000       $   698,000       $  1,167,000
    Medical Information                                 --           (540,000)               --         (1,525,000)
    Telecommunications                            (599,000)          (297,000)       (1,048,000)          (943,000)
    Corporate and Other                         (1,277,000)        (1,425,000)       (4,938,000)        (2,434,000)
    Intercompany Transactions                       45,000             75,000           135,000            225,000
                                                    ------             ------           -------            -------
                                              ($ 1,611,000)      ($ 1,499,000)     ($ 5,153,000)     ($  3,510,000)
                                                 =========          =========         =========          =========

(6) Industry Segments (continued)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
  Interest Expense:
    Contract Engineering                       $    99,000      $     202,000       $   433,000       $    584,000
    Medical Information                                 --             89,000                --            240,000
    Telecommunications                               7,000             60,000           155,000            196,000
    Corporate and Other                              3,000              3,000             8,000              5,000
    Intercompany Transactions                      (26,000)           (12,000)          (26,000)           (33,000)
                                                    ------             ------            ------            -------
                                               $    83,000      $     342,000       $   570,000       $    992,000
                                                    ======            =======           =======            =======
  Other Income (Expense):
    Contract Engineering                      ($    10,000)     $      34,000       $     9,000       $     96,000
    Medical Information                                 --            (35,000)               --           (140,000)
    Telecommunications                                  --             (5,000)               --             (7,000)
    Corporate and Other                              4,000            246,000           242,000           (293,000)
    Intercompany Transactions                      (71,000)           (87,000)         (161,000)          (258,000)
                                                    ------            -------           -------            -------
                                              ($    77,000)     $     153,000       $    90,000      ($    602,000)
                                                    ======            =======            ======            =======


               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                       -------------                       -------------
                                                  1998               1997              1998              1997
                                                  ----               ----              ----              ----
  Net Income (Loss):
    Contract Engineering                       $   113,000        $   521,000       $   276,000       $   679,000
    Medical Information                                 --           (665,000)               --        (1,904,000)
    Telecommunications                            (607,000)          (362,000)       (1,204,000)       (1,146,000)
    Corporate and Other                         (1,297,000)        (1,373,000)       (4,735,000)       (2,924,000)
    Minority Interest in Loss Of
      Subsidiaries                                 129,000             77,000            31,000           584,000
    Share of Income (Loss) of
      Unconsolidated Affiliate                      51,000                 --           (83,000)               --
    Income (Loss) from Operations of
      Discontinued segments                        (71,000)            26,000          (529,000)       (2,125,000)
    Gain (Loss) on Disposal of Segments             10,000                 --         6,793,000          (396,000)
    Extraordinary Gain on Debt
      Extinguishment                             5,627,000                 --         5,627,000
                                                 ---------          ---------         ---------
                                               $ 3,955,000       ($ 1,776,000)      $ 6,176,000      ($ 7,232,000)
                                                 =========          =========         =========         =========
  Depreciation and Amortization:
    Contract Engineering                       $    84,000        $   191,000       $   258,000       $   297,000
    Medical Information                                 --            161,000                --           440,000
    Telecommunications                              97,000             22,000           262,000            59,000
    Corporate and Other                                 --              4,000             8,000            13,000
                                                   -------            -------           -------           -------
                                               $   181,000        $   378,000       $   528,000       $   809,000
                                                   =======            =======           =======           =======
  Capital Expenditures:
    Contract Engineering                       $    14,000        $    55,000       $    57,000       $   160,000
    Medical Information                                 --             53,000                --           137,000
    Telecommunications                              26,000             52,000            59,000            52,000
    Corporate and Other                                 --              1,000             1,000             6,000
                                                    ------            -------           -------           -------
                                               $    40,000        $   161,000       $   117,000       $   355,000
                                                    ======            =======           =======           =======



(6) Industry Segments (continued)

                                            September 30,      December 31,
  Identifiable Assets:                          1998               1997
                                                ----               ----
    Contract Engineering                  $  14,046,000     $   13,943,000
    Medical Information                              --          7,340,000
    Telecommunications                        4,779,000          2,793,000
    Corporate and Other                       8,814,000         23,234,000
    Discontinued Segments                            --         20,015,000
    Intercompany Balances                    (5,227,000)       (29,654,000)
                                              ---------         ----------
                                          $  22,412,000     $   37,671,000
                                             ==========         ==========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(7) Concentrations of Credit Risk - The Company's segments extend credit to customers which result in accounts receivable arising from their normal business activities and do not require its customers to collateralize their payables to the segments. The Company's segments routinely assess the financial strength of its customers and believe that their accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. Trans Global, operating in the Contract Engineering Services segment, has five clients, which when combined, account for approximately 74% and 80% of the total revenues of the segment for the three months ended September 30, 1998 and 1997. These same clients account for approximately 58% of the outstanding accounts receivable of Trans Global. On a consolidated basis these five customers represent approximately 61% of the Company's consolidated revenue for the three months ended September 30, 1998 and approximately 37% of the Company's consolidated accounts receivable balance at September 30, 1998.

(8) Discontinued Operations - During 1997, the Company discontinued the Audio Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Electro-Optical and Electro-Mechanical Products Manufacturing and Business Consulting Services segments.

(a) Audio Products Manufacturing - In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc., ("WWR"), the subsidiary in which all of the operations of the Audio Products Manufacturing segment operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the Audio Products Manufacturing segment through May 1997 approximated $1.2million. The operations of WWR up to the date of the disposal are classified as loss from the operations of a discontinued segment.

 (b) Three Dimensional Products and Services - Effective June 30, 1997, (the "3D Measurement Date"), the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three-Dimensional Products and Services segment. As of the 3D Measurement Date, the Company accrued an estimate of $250,000 for anticipated losses from the 3D Measurement Date until the date the disposal is completed, which is expected to be completed during 1998. The Company has written-off all assets of the Three-Dimensional Products and Services subsidiaries, consisting primarily of capitalized product development costs and property, plant and equipment. As of the 3D Measurement Date, it was not known which liabilities the Company would be obligated to pay on behalf of the discontinued segment and as of December 31, 1997 all of the segment's remaining liabilities were recorded as net liabilities of a discontinued segment. As of September 30, 1998, management estimates that the Company will be obligated to pay approximately $482,000 of the segment's liabilities and has written-off the remaining $1.1 million of liabilities. As of December 31, 1997 the estimated loss on disposal was approximately $649,000 and as of September 30, 1998 the Company estimates a gain on disposal of approximately $1.3 million as a result of the Company's belief that it will not have to pay certain obligations of the segment. However, because an estimated loss was recorded in 1997, the actual gain recorded by the Company for the disposal during the nine months ended September 30, 1998 approximates $1.9 million. The revenues of the Three-Dimensional Products and Services segment were approximately $92,000 and $252,000 for the three and nine

(8) Discontinued Operations (continued)

months September 30, 1997, respectively. The operations of the Three Dimensional Products and Services segment are classified as loss from the operations of a discontinued segment.

As of September 30, 1998 and December 31, 1997 the liabilities of the Three-Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                                          September 30,      December 31,
                                                                              1998               1997
                                                                              ----               ----
  Accounts payable and accrued expenses                                  $      130,000     $   1,882,000
  Accrued payroll and related expenses                                           98,000           246,000
  Accrued interest                                                               24,000            24,000
  Notes payable, related parties                                                 95,000           278,000
  Current portion of long-term debt                                             135,000           175,000
                                                                                -------           -------
  Net current liabilities of discontinued segment                        $      482,000     $   2,605,000
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


  Proceeds from Sale of Assets:
    Cash                                                        $  19,950,000
    Assumption of liabilities                                      24,904,000
    Direct expenses of sale                                        (3,188,000)
                                                                    ---------
  Net proceeds from sale of assets                                 41,666,000
  Net Book Value of Assets Sold                                    21,636,000
                                                                   ----------
  Gain on Sale of Assets                                           20,030,000
  Write-off Intangible Assets not Sold                             13,380,000
                                                                   ----------
  Gain on Sale after Write-off of Intangible Assets                 6,650,000
  Portion of Gain Attributable to Minority Interest Holders         1,767,000
                                                                    ---------
  Gain on Disposal of Segment                                       4,883,000
                                                                    =========

The remaining net current liabilities of the Medical Diagnostic segment as of September 30, 1998, consist of income taxes. The revenues of the Medical Diagnostics segment approximated $6.8 million through April 1998 and approximated $7.4 million and $22.5 million for three and nine months September 30, 1997, respectively. The operations of the Medical Diagnostics segment are classified as loss from the operations of a discontinued segment.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8) Discontinued Operations (continued)

As of September 30, 1998 and December 31, 1997 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.

                                                                         September 30,      December 31,
                                                                             1998               1997
                                                                             ----               ----
  Cash                                                                  $          --      $  1,813,000
  Accounts receivable, net                                                         --         9,803,000
  Loans receivable                                                                 --           325,000
  Property, plant and equipment                                                    --         9,738,000
  Goodwill                                                                         --         9,181,000
  Customer lists, net                                                              --         4,430,000
  Receivable, long-term                                                            --         1,271,000
  Other assets                                                                     --           735,000
                                                                                             ----------
      Total assets                                                                 --        37,296,000
                                                                                             ----------

  Accounts payable and accrued expenses                                            --         3,978,000
  Accrued interest                                                                 --           814,000
  Income taxes payable                                                        249,000           249,000
  Subordinated debt related parties                                                --           924,000
  Current portion of long-term debt                                                --        10,932,000
  Current portion of subordinated debt                                             --         5,721,000
  Current portion of capitalized lease obligations                                 --         1,240,000
  Deferred interest                                                                --           498,000
  Long-term debt                                                                   --         7,710,000
  Capitalized lease obligations                                                    --         1,702,000
  Subordinated debt                                                                --             8,000
                                                                              -------        ----------
      Total liabilities                                                       249,000        33,776,000
                                                                              -------        ----------
         Net assets (liabilities) to be disposed of                    ($     249,000)     $  3,520,000
                                                                              =======         =========

  Presented in the balance sheet as follows:
  Net current liabilities of discontinued segment                      ($     249,000)    ($ 11,916,000)
  Net long-term assets of discontinued segment                                     --        15,436,000
                                                                              -------        ----------
  Net assets (liabilities) to be disposed of                           ($     249,000)     $  3,520,000
                                                                              =======         =========

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8)   Discontinued Operations (continued)

(d) Electro-Optical and Electro-Mechanical Products Manufacturing - Effective December 31, 1997, the Company entered into an agreement to sell the Electro-Optical and Electro-Mechanical Products Manufacturing segment. The loss on the disposal of the segment approximates $31,000. The revenues of the Electro-Optical and Electro-Mechanical Products Manufacturing segment were $841,000 and $2.3 million for the three and nine months September 30, 1997, respectively. The operations of the Electro-Optical and Electro-Mechanical Products Manufacturing segment are classified as loss from the operations of a discontinued segment.

As of December 31, 1997 the assets and liabilities of the Electro-Optical and Electro-Mechanical Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following.

                                                               December 31,
                                                                   1997
                                                                   ----
  Cash                                                       $      29,000
  Accounts receivable, net                                         304,000
  Inventories                                                    1,820,000
  Prepaid and other current assets                                   4,000
  Property, plant and equipment                                    161,000
  Other assets                                                      20,000
                                                                 ---------
      Total assets                                               2,338,000
                                                                 ---------
  Accounts payable and accrued expenses                            778,000
  Accrued payroll and related obligations                           34,000
  Notes payable, related parties                                    34,000
  Current portion of long-term debt                                303,000
  Current portion of capitalized lease obligations                  54,000
                                                                    ------
      Total liabilities                                          1,203,000
                                                                 ---------
         Net assets to be disposed of                        $   1,135,000
                                                                 =========

  Presented in the balance sheet as follows:
  Net current assets of discontinued segment                 $   1,044,000
  Net current liabilities of discontinued segment                  (90,000)
  Net long-term assets of discontinued segment                     181,000
                                                                   -------
  Net assets to be disposed of                               $   1,135,000
                                                                 =========

(e) Business Consulting Services - Effective December 31, 1997, the Company entered into an agreement to sell the Business Consulting Services segment. The loss on the disposal of the segment approximates $1,000. The revenues of the Business Consulting Services segment were $127,000 and $381,000 for the three and nine months September 30, 1997, respectively. The operations of the Business Consulting Services segment are classified as loss from the operations of a discontinued segment. As of December 31, 1997 assets of the Business Consulting Services segment consisted of $1,000 of net property, plant and equipment presented in the balance sheet as net long-term assets of discontinued segment.

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

In April 1998, Schiller notified the Company of his claim that the aforementioned three year consulting agreement had been breached by the Company and that the balance of the payments due thereunder were accelerated and immediately due and payable. The Company has disputed Schiller's contentions with respect to such claimed breach; however, the Company has accrued $375,000, which represents an estimate of a proposed settlement to resolve the matter.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(10)  Renegotiated Contract with Chief Financial Officer

On April 14, 1998, Mr. George W. Mahoney, the Company's Chief Financial Officer ("CFO"), gave the Company notice that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. On June 16, 1998, Mr. Mahoney and the Company executed an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999.

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

Intercompany Debt Obligations - As of September 30, 1998, the Company owes Trans Global approximately $248,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company, which formerly operated in the Three Dimensional Products and Services segment. Additionally, Arc Networks owes Trans Global approximately $1.2 million for advances made to Arc Networks by Trans Global. Because Trans Global is a consolidated subsidiary of the Company, such intercompany obligations are eliminated in consolidation. If Trans Global were to become an unconsolidated affiliate, the amounts would be classified as debt obligations. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of Arc Networks to Trans Global. During September 1998, the Company provided Arc Networks with a $2 million line of credit collateralized by all assets of Arc Networks and bearing interest at 10%. As of September 30, 1998, the Company has net advances due from Arc Networks of approximately $1.6 under the line of credit. All of the aforementioned intercompany debt obligations are eliminated in consolidation.

               Consolidated Technology Group Ltd. and Subsidiaries
            Unaudited Footnotes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(11)  Contingencies (continued)

On July 15, 1998, an action entitled "Ronald Feldstein vs. Consolidated Technology Group Ltd." was commenced in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint in such action seeks unspecified damages in excess of $15,000 against the Company based upon an asserted breach of an alleged consulting agreement between the Company and the plaintiff therein. The Company believes it has meritorious defenses to such action and intends to vigorously defend the action.

(12)   Extraordinary Gain on Extinguishment of Debt

On August 12, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. The Company paid approximately $1.9 million, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes, in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes. In connection with the settlement, the Company issued 333,000 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. The Company recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for the three and nine months September 30, 1998.

(13)   Subsequent Events

On October 8, 1998, the Company's board of directors authorized the purchase by the Company in unsolicited open market transactions of up to $500,000 of its common stock. During October 1998, the Company purchased 82,500 shares for an aggregate price of $10,000. The Company does not have current plans to retire the purchased shares and as such in subsequent periods the shares will be reported as a separate component of stockholders' equity and will be classified as treasury stock.


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

Financial Condition - Liquidity and Capital Resources

For the three and nine months ended September 30, 1998, (the "1998 3rd Quarter" and the "1998 Nine Month Period"), the Company generated net income of $4 million and $6.2 million, respectively, however, $10,000 and $6.8 million, respectively, was generated from gains on disposal of segments and $5.6 million represents extraordinary income for both periods on the extinguishment of debt. Additionally, for the 1998 3rd Quarter and 1998 Nine Month Period, approximately $71,000 and $529,000, respectively, represents loss from operations of discontinued segments. Excluding the aforementioned nonrecurring activity of discontinued segments and the extraordinary gain, the Company's loss from continuing operations for the 1998 3rd Quarter and the 1998 Nine Month Period approximated $1.6 million and $5.7 million, respectively, and the accumulated deficit as of September 30, 1998 approximated $56.7 million. Additionally, the Company has historically, had operating cash flow shortfalls in all of its segments other than the Contract Engineering Services and the Medical Diagnostics segment. Furthermore, the Company has contingent obligations approximating $3.3 million to Trans Global, an affiliated company that is included in the consolidated financial statements (see "Contingencies" below). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the past year, the Company has made significant progress in increasing the Company's ability to continue as a going concern. Effective December 31, 1997, the Company discontinued three of its unprofitable segments for nominal consideration. Such segments had combined accumulated losses of $15.6 million through the date of the disposals and had required cash infusions from the Company in excess of $11 million. Additionally, the disposal of the Medical Diagnostics segment which provided the Company with approximately $15 million in net cash and disposed of $13.4 million in intangible assets, $20 million in debt and capital lease obligations and $5 million in accounts payable and accrued expenses. Approximately $2.2 million of the net proceeds was used for termination payments on executive contracts, $2.5 million was used to pay existing obligations of the Company and $1.6 million was used to extinguish the remaining obligations of the Medical Diagnostics segment. During the 2nd Quarter of 1998 approximately $700,000 was used for ongoing operations and during the 3rd Quarter of 1998 approximately $600,000 was used for ongoing operations and $1.6 million was loaned to the Telecommunications segment pursuant to a loan agreement, which provides for lending up to $2 million. As of September 30, 1998, the Company has marketable securities approximating $5.8 million in treasury bills and as of the date of this report does not have any definitive plan for the use of any substantial portion of such marketable securities, other than for working capital purposes. However, as disclosed under the caption "Contingencies" that follows, the Company has contingent obligations, which represent a significant portion of the Company's cash and marketable securities.

Effective 1998, the Company no longer reports Netsmart as a consolidated affiliate and instead reports its investment in Netsmart under the equity method whereby only the Company's proportionate share of income or loss of Netsmart is reported. See footnote 5 to the financial statements. Future losses on the Company's investment in Netsmart are limited to the level of investment in Netsmart, which is currently $606,000.

As a result of the foregoing factors, the Company's ability to continue as a going concern is dependent upon the success of the Company's remaining two operating segments -- Contract Engineering Services and Telecommunications.

The Contract Engineering Services segment is represented by Trans Global, a public company in which the Company has a 40% equity interest. Trans Global reported income in 1997 for the first time since it was acquired by the Company in 1994, and reported $276,000 of net income for the 1998 Nine Month Period. However, to the

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

extent that Trans Global generates cash flow, such cash flow is not available to the Company to fund its operations and furthermore, the Company has significant contingent obligations to Trans Global as discussed under the caption "Contingencies" that follows.

The Telecommunications segment is represented by Arc Networks, a company in which the Company has a 67% equity interest. Arc Networks has operated at significant losses and recent attempts to fund the segment through both public and private financings have not succeeded. In September 1998, the Company provided Arc Networks with a $2 million line of credit, bearing interest at prime plus 2% (10% at September 30, 1998), of which $1.6 million has been advanced. Arc Networks used such proceeds to repay approximately $380,000 of existing debt obligations and the remainder for operating activities, including certain past due trade payables. Although the line of credit provides Arc Networks with substantial funding at an interest rate that is more favorable than its prior debt obligations afforded, no assurances can be made that such cash infusions will be adequate or that Arc Networks' future operations will ultimately be profitable or generate sufficient cash flow to repay the loan to the Company.

Management is continually evaluating its investment in its operating segments in order to determine whether to provide additional investment or whether to divest from its existing affiliates and as a result of the foregoing uncertainties it is at least possible that the Company could be forced to cease operations in its current segments.

Working Capital Condition

As of December 31, 1997, the Company had negative working capital of $18.9 million. As of September 30, 1998, the Company has positive working capital of $2.3 million, representing an increase in working capital of $21.2 million. The Company's principal working capital consists of cash and cash equivalents and current marketable securities, consisting of treasury bills, which in the aggregate were $1.3 million at December 31, 1997 and $6.7 million at September 30, 1998. For the 1998 Nine Month Period, cash used in discontinued operations amounted to $234,000 and net cash provided by (used in) continuing operations was as follows:

  Contract Engineering Services                                 $      191,000
  Telecommunications                                            (      524,000)
  Corporate and Other                                           (    5,521,000)
                                                                     ---------
    Net Cash Used in Continuing Operations                     ($    5,854,000)
                                                                     =========

Any cash generated by the Contract Engineering Services segment is generated by Trans Global, a publicly held company, and as such is not necessarily available to other subsidiaries of the Company. As of September 30, 1998, Trans Global is owed approximately $1.2 million from advances made to Arc Networks. The cash used in the operations of corporate and other includes $2.2 million in termination payments for executive contracts, $2.3 million in payment of accounts payable and accrued expense obligations that were incurred in prior periods and $1 million for current operations.

Other Sources and Uses of Cash

Significant sources of cash other than from operations includes $14.9 million from the disposal of the Medical Diagnostics segment, $2.5 million from redemption of marketable securities, and $132,000 from the repayment of loans receivable. Significant uses of cash other than in operations includes $8 million for investment in marketable securities, $1.6 million for the payment of a discontinued subsidiaries debt obligations, $408,000 in net payments to asset based lenders, $413,000 for the acquisition of a customer list, $117,000 for capital expenditures and $479,000 for debt and capital lease payments.

Changes in Other Working Capital Assets and Liabilities

Other significant changes in working capital, other than cash and marketable securities, includes an increase in accounts receivable of $1.7 million, a decrease in accounts payable and accrued expenses of approximately $693,000 and an increase in interim billings in excess of costs and estimated profits of $1.1 million. Of the increase in accounts receivable, $435,000 relates to Contract Engineering Services and $1.3 million relates to

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Telecommunications. The decrease in accounts payable and accrued expenses is due primarily to payments made by the Company with the proceeds from the disposal of the Medical Diagnostics segment which was partially offset by a $606,000 build up of payables in the Telecommunications segment and $392,000 in the Contract Engineering Services segment. The increase in interim billings in excess of costs and estimated profits is related to contracts of the Telecommunications segment whereby billing schedules differ from revenue recognition on projects in progress.

Contingencies

Trans Global has the right to require the Company to redeem $2.1 million of the Company's Series G Preferred Stock which it holds. Furthermore, the Company's consolidated subsidiary, Arc Networks, owes Trans Global approximately $1.2 million. See footnote 11 of the financial statements. The three present directors of the Company are three of the five directors of Trans Global and as of the date of this report the redemption provision of the Series G Preferred Stock has not been invoked. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of Arc Networks to Trans Global. If the Series G Preferred Stock is redeemed and the Company is required to pay the amount that Arc Networks owes Trans Global, the Company would use approximately $3.3 million, or 49%, of the cash and marketable securities of the Company.

In April 1998, Lewis S. Schiller, the former CEO of the Company, notified the Company of his claim that the three year consulting agreement between Schiller and the Company, (see footnote 9 of the financial statements) had been breached by the Company and that the balance of the payments due thereunder (approximating $300,000) were accelerated and immediately due and payable. The Company has disputed Schiller's contentions with respect to such claimed breach, however, in order to avoid costly litigation, it is estimated that the Company may pay up to $375,000 to settle such dispute and such amount is accrued in the Company's financial statements.

On July 15, 1998, an action entitled "Ronald Feldstein vs. Consolidated Technology Group Ltd." was commenced in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint in such action seeks unspecified damages in excess of $15,000 against the Company based upon an asserted breach of an alleged consulting agreement between the Company and the plaintiff therein. The Company believes it has meritorious defenses to such action and intends to vigorously defend the action.

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

Effect of Loan Defaults

Arc Networks received $550,000 of interim financing in February 1997 in anticipation of an initial public offering ("IPO"). Arc Networks' efforts to complete an IPO were not successful and the loan remained unpaid as of its April 1, 1998 due date and was in default. During September 1998, Arc Networks refinanced the loan obligation with a different lendor and in connection therewith, Arc Networks issued such lender 750,000 shares of its common stock, valued at $23,000 and Consolidated guaranteed the loan.

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

Loss from Operations of Continuing Segments

Comparing the 1998 3rd Quarter to the three months ended September 30, 1997 (the "1997 3rd Quarter"), the aggregate increase in loss from operations consisted of the following:

                                                             Income (Loss) from Operations
                                                             -----------------------------
                                                       1998               1997
                                                        3rd                3rd
                                                      Quarter           Quarter           Variance
                                                      -------           -------           --------
Contract Engineering Services                     $     220,000     $     688,000     ($     468,000)
Medical Information Services                                 --          (540,000)           540,000
Telecommunications                                     (599,000)         (297,000)          (302,000)
Corporate and Other                                  (1,277,000)       (1,425,000)           148,000
Intercompany Transactions                                45,000            75,000            (30,000)
                                                      ---------         ---------            -------
  Loss from Operations                           ($   1,611,000)   ($   1,499,000)    ($     112,000)
                                                      =========         =========            =======

Comparing the 1998 Nine Month Period to the nine months ended September 30, 1997 (the "1997 Nine Month Period"), the aggregate increase in loss from operations consisted of the following:

                                                             Income (Loss) from Operations
                                                             -----------------------------
                                                       1998               1997
                                                       Nine               Nine
                                                       Month             Month
                                                      Period             Period           Variance
                                                      ------             ------           --------
Contract Engineering Services                      $    698,000      $   1,167,000    ($      469,000)
Medical Information Services                                 --         (1,525,000)         1,525,000
Telecommunications                                (   1,048,000)          (943,000)          (105,000)
Corporate and Other                               (   4,938,000)        (2,434,000)        (2,504,000)
Intercompany Transactions                               135,000            225,000            (90,000)
                                                      ---------          ---------          ---------
  Loss from Operations                           ($   5,153,000)    ($   3,510,000)   ($    1,643,000)
                                                      =========          =========          =========

During the1998 3rd Quarter, the Contract Engineering Services segment experienced a decrease in revenues resulting in decreased gross margins of $140,000 and incurred increased operating expenses of $328,000 due primarily to the opening of a new office.

During the 1998 3rd Quarter, the Telecommunications segment generated increased revenues resulting in increased gross profit of $457,000. However, such increased gross profit was more than offset by an increase in operating expenses of $759,000, including increased collection fees and bad debts of $234,000, increased salaries of $87,000, increased depreciation and amortization of $75,000 and a $71,000 write-off of deferred offering costs.

During the 1998 Nine Month Period, Corporate and Other loss from operations includes approximately $1.8 million of expense for the buy out of the former CEO's employment agreement (see footnote 9 to the financial statements)

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

and $350,000 of expense to settle the Company's CFO's claims for change of control compensation under the original employment agreement (see footnote 10 to the financial statements).

Non Operating Components of Continuing Income (Loss)

Interest expense decreased $259,000 and $422,000, respectively, when comparing both the 1998 and 1997 3rd Quarters and the 1998 and 1997 Nine Month Periods. The decrease is due primarily to the fact that Netsmart's interest is not included in the 1998 totals. The interest expense for both the 1998 and 1997 periods was primarily paid to asset based lendors of the Contract Engineering and Telecommunication segments.

Other expense during the 1997 Nine Month Period approximated $602,000. In December 1996, the Company acquired Lafayette Industries, Inc. ("Lafayette") and during 1997 it was determined that certain misrepresentations were made by the management of Lafayette during the course of the acquisition. As a result, the Company incurred significant costs in order to formulate a settlement agreement whereby the acquisition was effectively reversed. Other income (expense) items were not significant during the 1998 periods and the 1997 3rd Quarter.

During 1998, minority interest in income of subsidiaries represents the minority share of Trans Global's income, which amounted to $67,000 and $165,000, respectively for the 1998 3rd Quarter and the 1998 Nine Month Period, offset by the minority share of Arc Networks' loss, which amounted to $196,000 for both the 1998 3rd Quarter and 1998 Nine Month Period. During 1997, minority interest in loss of subsidiaries represents the minority share of both Trans Global's and Netsmart's income (loss) which in the aggregate amounted to $77,000 and $584,000, respectively for the 1997 3rd Quarter and the 1997 Nine Month Period.

The share of loss of unconsolidated affiliate represents the Company's proportionate share of Netsmart's net income (loss), which amounted to $51,000 and ($83,000), respectively, for the 1998 3rd Quarter and the 1998 Nine Month Period.

Changes in minority interest and the share of loss of unconsolidated affiliates are a result of the inherent changes in the net income and loss of the related affiliates from period to period.


Discontinued Operations

The aggregate income (loss) from discontinued operations consists of the following:

                                           1998               1997              1998              1997
                                           3rd                3rd            Nine Month        Nine Month
                                         Quarter            Quarter            Period            Period
                                         -------            -------            ------            ------
    Medical Diagnostics              ($      71,000)     $     899,000    ($     529,000)    $      449,000
    Audio Products                               --                 --                --           (292,000)
    Electro-Mechanical                           --           (154,000)               --           (617,000)
    Business Consulting                          --           (150,000)               --           (106,000)
    Three Dimensional                            --           (569,000)                          (1,559,000)
                                       -------------           -------      -------------         ---------
                                     ($      71,000)     $      26,000    ($     529,000)   ($    2,125,000)
                                             ======             ======           =======          =========

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

The above discontinued segments will not have future operating income or loss. The gain on disposal of segments during 1998 includes a $1.9 million gain on disposal of the Three-Dimensional Products and Services segment recorded in the 1998 1st Quarter and a $4.9 million gain on disposal of the Medical Diagnostics segment recorded in the 1998 2nd Quarter. The loss on disposal recorded in the 1997 Nine Month Period of $396,000 is comprised of the original estimate of the loss to be incurred on the disposal of the Three Dimensional Products and Services segment of $525,000 offset by a gain on the disposal of the Audio Products segment of $129,000.

Consolidated Net Loss

As a result of the foregoing, the Company incurred net income of $4 million and basic earnings per common share of $0.08 for the 1998 3rd Quarter and a net loss of $1.8 million and basic loss per common share of $0.04 for the 1997 3rd Quarter. The Company incurred net income of $6.2 million and basic earnings per common share of $0.13 for the 1998 Nine Month Period and a net loss of $7.2 million and basic loss per common share of $0.16 for the 1997 Nine Month Period.

Discussion of Operations by Segment

The percentage of relative contribution to revenues, gross profit, and selling, general and administrative expenses by industry segment is shown in the following tables. Changes within the individual industry segments themselves are discussed further within the respective industry segment discussions.

                                                    Percentage of Total
                                                    -------------------
                                                                1998      1997
                                             1998      1997     Nine      Nine
                                             3rd       3rd      Month    Month
                                           Quarter   Quarter   Period   Period
                                           -------   -------   ------   ------
Revenues:
 Contract Engineering Services               82%       80%       84%      83%
 Medical Information Services                --         8%       --        7%
 Telecommunications                          18%       12%       16%      10%

Gross Profit:
 Contract Engineering Services               66%       86%       72%      81%
 Medical Information Services                --        (4%)      --        6%
 Telecommunications                          34%       18%       28%      13%

Selling, General & Administrative Expense:
 Contract Engineering Services               35%       30%       35%      39%
 Medical Information Services                --        13%       --       20%
 Telecommunications                          35%       19%       24%      18%
 Corporate and Other                         31%       40%       42%      25%
 Intercompany Transactions                   (1%)      (2%)      (1%)     (2%)


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

Trans Global had revenues of $16.3 million for the 1998 3rd Quarter, which reflects a decrease of 13% from $18.8 million for the 1997 3rd Quarter and had revenues of $53.5 million for the 1998 Nine Month Period, which reflects a decrease of 7% from $57.7 million for the 1997 Nine Month Period. However, during the same time periods, gross margins, as measured in direct dollars and percentages, increased from 9.4% to 9.9% when comparing the 1998 and 1997 3rd Quarters and increased from 8.3% to 8.8% when comparing the 1998 and 1997 Nine Month Periods. The decrease in revenues is a result of the conclusion of several projects, delays in the start of new projects from Trans Global's larger customers operating in Asia and Trans Global's continued efforts to trim sales that generate lower gross margins. During the 1998 and 1997 3rd Quarters, approximately 74% and 80% of the revenue was generated from its five largest customers; Boeing Corp., Northrup-Gruman, Lockheed-Martin, Bell Helicopter and Gulfstream Aerospace. These same clients accounted for 58% and 66% of Trans Global's total outstanding accounts receivable as of September 30, 1998 and December 31, 1997.

Trans Global's selling, general and administrative expenses increased $328,000, or 30.5%, when comparing the 1998 and 1997 3rd Quarters and increased $403,000 or 11% when comparing the 1998 and 1997 Nine Month Periods. Trans Global has focused its attention on the information technology ("IT") market and has put a greater emphasis on expansion into this market by directing additional resources towards that objective. The gross margins in the IT market are higher than in Trans Global's present technical service market. Trans Global has opened an IT office in Iselin, NJ and is staffing it with personnel to take advantage of that location's proximity to the financial, insurance and pharmaceutical markets that utilize IT services. Additionally, Trans Global has incurred costs as it has begun to market a "Virtual Design Unit" concept, utilizing Vero International Solid Manufacturing CAD CAM Software under an agreement with Vero which gives Trans Global exclusivity in the aircraft and automotive industries in Canada and the United States

On April 23, 1998, Trans Global entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation, ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivable at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Trans Global terminated its lending agreement with its previous lendor wherein terms required interest of 2% in excess of prime plus 0.03% of the face amount of invoices financed. As a result of the decreased borrowing rate, Trans Global's interest expense decreased $103,000 or 51% when comparing the 1998 and 1997 3rd Quarters and decreased $152,000 or 26% when comparing the 1998 and 1997 Nine Month Periods, all during time periods when the average borrowing level decreased only nominally.

As a result of the foregoing, Trans Global earned $113,000 and $521,000, respectively for the 1998 and 1997 3rd Quarter and $276,000 and $679,000, respectively, for the 1998 and 1997 Nine Month Periods.

Medical Information Services

The medical information services segment consists of the activity of two companies, Netsmart and its subsidiary, Creative Socio Medics, Inc. ("CSM"). For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise. Netsmart is engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network-computing environment. Netsmart has developed proprietary network technology utilizing smart cards in financial and health care network systems. Effective 1998, the Company's investment in Netsmart is reported under the equity method, whereby, only the Company's proportionate share of Netsmart's net income

(loss) is included in a single financial statement line item. Accordingly, the following only discusses 1997, the period in which the revenues and expenses of Netsmart were included in the Company's consolidated statement of operations.

Netsmart's revenue for the 1997 3rd Quarter was $1.8 million and for the 1997 Nine Month Period was $5.1 million. Revenue from Netsmart's health information systems represented the principal source of revenue accounting for 99% and 96% of total revenue, respectively, for the 1997 3rd Quarter and 1997 Nine Month Period. During the 1997 3rd Quarter and 1997 Nine Month Period, data center (service bureau) revenue was $548,000 and $1.6 million, respectively, turnkey systems labor revenue was $650,000 and $1.4 million, respectively, maintenance revenue was $309,000 and $975,000, respectively, third party hardware and software amounted to $235,000 and $724,000, respectively, and license revenue was $69,000 and $214,000, respectively. Revenue from contracts with government agencies represented 40% of total revenue for the 1997 3rd Quarter and 35% for the 1997 Nine Month Period. For the 1997 3rd Quarter gross margins were a negative $87,000 due to continuing costs on a contract for which all revenues had already been recognized. Gross profits amounted to $335,000 or 7% of revenues for the 1997 Nine Month Period. Selling, general and administrative expenses were $540,000 and $1.9 million, respectively, during the 1997 3rd Quarter and 1997 Nine Month Period. Interest expense, payable to Netsmart's asset based lendor was $89,000 for the 1997 3rd Quarter and $240,000 for the 1997 Nine Month Period. Other expense represents the recognition of a 50% share of Netsmart's loss on a joint venture, which amounted to $9,000 for the 1997 3rd Quarter and $140,000 for the 1997 Nine Month Period. As a result of the foregoing factors, Netsmart incurred a net loss of $665,000 in the 1997 3rd Quarter and $1.9 million in the 1997 Nine Month Period.

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

Revenues for the 1998 3rd Quarter were $3.6 million and $2.8 million for the 1997 3rd Quarter, reflecting an increase of 30%, or $845,000. Revenues for the 1998 Nine Month Period were $10.3 million and $7 million for the 1997 Nine Month Period, reflecting an increase of 46% or $3.2 million. The following table sets forth the revenues and percentage of revenues during the 1998 and 1997 Periods from each of its lines of business.


                              1998 3rd Quarter             1997 3rd Quarter
                              ----------------             ----------------
                             Revenue     Percent          Revenue     Percent
                             -------     -------          -------     -------
Telephone services          $ 2,670,000     74%          $2,000,000      72%
Data cabling installation
 Services                       955,000     26%             780,000      28%
                                -------     ---             -------      ---
Total Sales                 $ 3,625,000                  $2,780,000
                              =========                   =========

                            1998 Nine Month Period      1997 Nine Month Period
                            ----------------------      ----------------------
                             Revenue     Percent          Revenue     Percent
                             -------     -------          -------     -------
Telephone services          $ 7,366,000     72%           $5,013,000     71%
Data cabling installation
 Services                     2,918,000     28%            2,032,000     29%
                              ---------     ---            ---------     ---
Total Sales                 $10,284,000                   $7,045,000
                             ==========                    =========

The increase in telephone services revenue is a result of Arc Networks' continued market penetration into the local telephone market, principally New York City ("NYC"), which began in the second quarter of 1997. Revenues from the resale of local telephone services increased to $1.6 million for the 1998 3rd Quarter from $1.5 million in the 1997 3rd Quarter. Long-distance revenues increased to $586,000 for the 1998 3rd Quarter compared to $53,000 for the 1997 3rd quarter. During the 1998 Nine Month Period local and long-distance telephone services amounted to $5.9 million, an increase of $1.9 million from the 1997 Nine Month Period of $4 million. On June 1, 1998, Arc

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Networks purchased a long distance customer base, which increased revenues in the 1998 3rd Quarter and 1998 Nine Month Period by $271,000 and $401,000, respectively. Revenue attributed to the sale of telephone debit calling cards amounted to $464,000 and $483,000, respectively, for the 1998 and 1997 3rd Quarters and amounted to $1.5 million and $971,000 in the 1998 and 1997 Nine Month Periods. Although revenues have increased significantly for telephone debit calling cards during both comparable periods, Arc Networks is restructuring this portion of its business and anticipates a decline in revenues in future periods from this product. Data cabling installation revenues increased by $175,000 for the 1998 3rd Quarter and increased by $886,000 for the 1998 Nine Month Period as Arc Networks continues to benefit from its relationship with a prime contractor for New York City schools, and a contract with New York state as the preferred provider of cabling services in the New York downstate area.

Direct costs for the 1998 and 1997 3rd Quarters were $3 million and $2.4 million, respectively, and for the 1998 and 1997 Nine Month Periods were $8.5 million and $6.2 million, respectively. Gross profit for all product lines in the aggregate, as a percent of revenue, increased from 14% for the 1997 3rd Quarter to 18% for the 1998 3rd Quarter and increased from 12% for the 1997 Nine Month Period to 17% for the 1998 Nine Month Period. The most significant reason for the improved margins is due to the increase in long-distance services which generates margins of 26%. Additionally, the long distance customer base acquired in June 1998 was initially sourced through a long distance telephone provider that charged a higher rate than its current provider. Arc Networks' initial focus in the telephone services segment has been to build its customer base and market share. In this regard, Arc Networks has absorbed certain costs and charges relating to signing up new customers, such as waiving installation charges and acquiring certain equipment needed to make the connection to the customer. Such costs are being expensed immediately without a corresponding increase in revenue and would result in lower margins in the initial phase of the service cycle.

Selling, general and administrative expenses for the 1998 3rd Quarter were $1.4 million, or 39% of total revenues, compared to $663,000, or 24% of total revenues for the 1997 3rd Quarter. Selling, general and administrative expenses for the 1998 Nine Month Period were $2.8 million, or 28% of total revenues, compared to $1.7 million, or 24% of total revenues for the 1997 Nine Month Period. The most significant portion of selling, general and administrative expenses is personnel costs, which for the respective 1998 and 1997 3rd Quarters approximated $480,000 and $393,000 and for the respective 1998 and 1997 Nine Month Periods approximated $1.2 million and $1.1 million. Depreciation and amortization for the 1998 and 1997 3rd Quarters amounted to $97,000 and $22,000, and for the 1998 and 1997 Nine Month periods amounted to $262,000 and $59,000. In February 1997, Arc Networks, obtained a bridge loan (the "1997 Bridge Loan") and in connection therewith, issued warrants to purchase shares of common stock, which were valued at $485,000. During 1998, the 1997 Bridge Loan was refinanced with another lendor and as a result the 1998 Nine Month Period includes $150,000 of expense to amortize the remaining balance of the warrant value. Additionally, during the 1998 3rd Quarter, Arc Networks incurred $234,000 in collection fees and bad debt write-offs.

Arc Networks incurred interest expense of $7,000 and $60,000 for the 1998 and 1997 3rd Quarters, respectively, and $155,000 and $196,000, respectively for the 1998 and 1997 Nine Month Periods. In September 1998, Arc Networks paid off certain debts and refinanced others by securing a $2 million line of credit from the Company. The terms of the line of credit allow Arc Networks to borrow up to 85% of eligible receivables up to a maximum of $2 million. Interest on the line of credit is payable at prime plus 2% (10% at September 30, 1998) and amounted to $11,000 for September 1998. In addition, Arc Networks issued to the Company 4,500,760 shares of its common stock valued at $135,000 and paid closing and legal costs of $75,000, all of which were capitalized as loan costs and are being amortized over the life of the loan.

In September 1998, as a condition to the line of credit, Arc Networks paid the outstanding balance of $189,000 and $13,000 in early termination fees on an equipment loan which incurred interest expense for the 1998 and 1997 3rd Quarters of $8,000 and $14,000, respectively, and for the 1998 and 1997 Nine Month Periods $46,000 and $52,000, respectively.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

In connection with the refinancing of the 1997 Bridge Loan, Arc Networks reversed previously accrued and unpaid interest on the loan amounting to $61,000. Interest expense on the 1997 Bridge Loan for the 1997 3rd Quarter and 1997 Nine Month Period was $11,000 and $27,000, respectively.

Related party interest charges on intercompany debt, other than the line of credit from the Company, amounted to $10,000 and $18,000, respectively, for the 1998 and 1997 3rd Quarters and $69,000 and $92,000, respectively for the 1998 and 1997 Nine Month Periods.

Prior to receiving the line of credit from the Company, Arc Networks had a $3 million accounts receivable financing with an asset based lendor with an outstanding balance of $173,000 which was repaid, along with the remainder of the 1998 commitment fee of $5,000 in September 1998. Interest expense on the receivables financing was $10,000 and $9,000, respectively, for the 1998 and 1997 3rd Quarters and was $43,000 and $19,000, respectively for the 1998 and 1997 Nine Month Periods.

As a result of the foregoing, Arc Networks reported a loss of $607,000 and $362,000, respectively for the 1998 and 1997 3rd Quarters and $1.2 million and $1.1 million, respectively for the 1998 and 1997 Nine Month Periods.

      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Corporate and Other

Selling, General and Administrative Expense

Corporate selling, general and administrative expenses decreased by $148,000, from $1.4 million for the 1997 3rd Quarter to $1.3 million for the 1998 3rd Quarter and increased $2.5 million from $2.4 million for the 1997 Nine Month Period to $4.9 million for the 1998 Nine Month Period. Such increase is due primarily to legal fees incurred to settle negotiations with the former CEO who resigned in 1998 (see footnote 9 of the financial statements) and payments made to terminate certain consulting agreements. Additionally, during the 1998 1st Quarter, the salaries paid to the former CEO and the former Corporate Secretary were higher than the amounts paid during the 1997 1st Quarter which accounts for a portion of the increased expense for the 1998 Nine Month Period.

Termination payments for executive contracts amounted to $2.2 million for the 1998 Nine Month Period of which $1.8 million relates to the former CEO (see footnote 9 of the financial statements) and $350,000 relates to the Company's CFO (see footnote 10 of the financial statements).

Impact of Inflation

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(a) On July 15, 1998, an action entitled "Ronald Feldstein vs. Consolidated Technology Group Ltd." was commenced in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint in such action seeks unspecified damages in excess of $15,000 against the Company based upon an asserted breach of an alleged consulting agreement between the Company and the plaintiff therein. The Company believes it has meritorious defenses to such action and intends to vigorously defend the action.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 - CFO's employment agreement.(1)
10.2 - Asset purchase agreement dated as of January 28, 1998, by and among Comprehensive Medical Imaging, Inc., International Magnetic Imaging, Inc. and certain of its subsidiaries, including exhibits and schedules thereto.(2)
27.1 - Financial Data Schedule.3
99.1 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Lewis S. Schiller.(4)
99.2 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Grazyna B. Wnuk.(4)
99.3 - Agreement dated as of March 30, 1998, by and among the Company, SISC and
       E. Gerald Kay and Norman J. Hoskin.(4)
99.4 - Agreement dated as of March 30, 1998, by and among the Company, SISC and Lewis S. Schiller, Grazyna B. Wnuk, E. Gerald Kay and Norman J. Hoskin.(4)
99.5 - Agreement dated as of July 23, 1998 and Amendment No. 1 to such agreement by and among IMI Acquisition of Boca Raton Corp., IMI Acquisition of Pine Island Corp., IMI Acquisition of North Miami Beach Corp., PODC Acquisition Corp., IMI Acquisition of Orlando Corp., IMI Acquisition of Kansas Liquidation Corp., MD Ltd. Partner Acq. Corp. and MD Acquisition Corp., and Stephen A. Schulman and Stephanie S. Schulman, James H. and Marsha Sternberg and Ashley Kaye. (5)

-------------
(1) - Incorporated by reference to the June 19, 1998 Form 8-K.
(2) - Incorporated by reference to the January 28, 1998 Form 8-K.
(3) - Filed only in electronic format with the Securities and Exchange
       Commission.
(4) - Incorporated by reference to the April 3, 1998 Form 8-K.
(5) - Incorporated by reference to the August 12, 1998 Form 8-K.


(b)       Reports on Form 8-K

1. - Filed an 8-K with an earliest date of event of August 12, 1998, reporting the settlement of the subordinated promissory notes of the Medical Diagnostics segment.




            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                   Chief Executive Officer and Director    November 10, 1998
Seymour Richter       (Principal Executive Officer)

/S/                   Chief Financial Officer                 November 10, 1998
George W. Mahoney     (Principal Financial and
                       Accounting Officer)