Form 10-K
period 1998-12-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1999-04-15
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________.

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class             Outstanding shares as of April 14, 1999
        -------------------             --------------------------------------

Common Stock, par value 0.01 per share              46,855,096


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days.

         As of April 14, 1999, the aggregate market value of the common equity held by non-affiliates approximated $4.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

                           Page is intentionally blank

PART I

ITEM 1. BUSINESS

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

General Development of Business and Financial Information

         Consolidated Technology Group, Ltd., ("Consolidated", the "Company" or the "Registrant"), (formerly Sequential Information Systems, Inc.) is a New York corporation organized in 1961. Consolidated does not generate revenues but does incur expenses including executive and administrative salaries and related payroll taxes and benefits, consulting fees, legal and accounting fees, public relations fees and other general and administrative fees. As of December 31, 1998 ("December 1998"), Consolidated has three employees that provide management and administrative services for the Company and its subsidiaries, which Consolidated indirectly controls through SIS Capital Corp., ("SISC"). SISC was organized by Consolidated for the purpose of making investments in or advancing funds to companies in which Consolidated has or proposes to obtain an equity position. SISC holds the Company's equity and debt position in all of the controlled subsidiaries.

         During the year ended December 31, 1998 ("1998"), the Company's consolidated net income approximated $4.1 million or $0.08 per common share. Included in net income for 1998 is a net gain on the disposal of segments approximating $6.8 million, an extraordinary gain on debt extinguishment approximating $5.7 million and net losses from operations of discontinued segments approximating $2.9 million. The Company's consolidated loss from operations for 1998 approximated $5.5 million which primary components consisted of $2 million for termination payments under executive employment agreements, $1.2 million for professional fees, $735,000 for salaries, payroll taxes and fringe benefits, $397,000 for litigation settlement costs, $329,000 for consulting fees, $135,000 for related party bad debts and $736,000 for other general and administrative expenses.

         Comparatively, during the years ended December 31, 1997 and 1996 ("1997" and "1996"), the Company's consolidated loss from operations approximated $6.6 million and $8.4 million, respectively; however, such losses included $4.8 million and $7.3 million respectively, from the operations of Netsmart Technologies, Inc. ("Netsmart") and 1998's operations included no such amounts related to Netsmart. The Company's consolidated net loss for 1997 and 1996 approximated $12.7 million or $0.27 per common share and $9.6 million or $0.23 per common share, respectively. The 1997 and 1996 net loss included an add back for the minority interest portion of the subsidiary's losses, which approximated $2.4 million and $3.1 million, respectively, and includes losses related to discontinued segments of $7.4 million and $4.6 million, respectively.

         During 1998 and 1997, Consolidated discontinued seven of its eight operating segments and effective January 1, 1998, Consolidated was required to change its accounting treatment for its investment in Netsmart from a consolidated subsidiary to an investment in an unconsolidated affiliate. As of the date of this report, Consolidated has no operating segments and does not have a definitive plan for making future investments in subsidiaries. As of the date of this report, the Company has invested significantly all of its available cash in US Treasury Bills. The following gives descriptions of the Company's affiliates.

Investment in Unconsolidated Affiliate

         Netsmart, through its wholly owned subsidiary, Creative Socio-Medics, Corp. ("CSM"), is a supplier of enterprise wide software solutions for the mental health and behavioral health market place. Netsmart is a publicly held company, whose stock is traded on the NASDAQ stock market under the ticker symbol "NTST" and as of December 1998, the Company owned approximately 36% of the common stock of Netsmart. As of December 31, 1997 ("December 1997"), the Company and Netsmart shared two common directors and the same Chief Executive Officer ("CEO") and Chairman of the Board, which resulted in the Company having significant influence over the operations and decisions of Netsmart. Furthermore, the former CEO and chairman of the board of the Company owned a large block of Netsmart common stock. Accordingly, up until December 1997, Netsmart was considered a consolidated affiliate for accounting purposes. In April 1998, the former CEO and Chairman of the Board of both the Company and Netsmart resigned from both positions and the two common board directors of both the Company and Netsmart resigned. Due to the above change in effective control, Netsmart is presented in the financial statements as an unconsolidated affiliate for 1998 and is accounted for under the equity method of accounting. The equity method of accounting requires that Consolidated record the investment in Netsmart at Consolidated's share of ownership in Netsmart's underlying equity ($760,000 as of December 1998), but not in excess of the fair market value of the Netsmart shares owned by Consolidated. For 1998, Netsmart's operatingactivity, which included revenues of approximately $9.6 million and net income of approximately $196,000, are not included in the Company's consolidated statement of operations because under the equity method of accounting, Consolidated only records it's share of Netsmart's income ($71,000 for 1998). Netsmart's revenues for 1997 and 1996 approximated $7.9 million and $8.5 million, respectively. Netsmart's net loss during 1997 and 1996 approximated $3.5 million and $6.6 million, respectively. For 1997 and 1996 the operating activity of Netsmart is included in the Company's consolidated statement of operations. On March 25, 1999, the Company entered into an agreement with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including Edward
D. Bright, Chairman of the Board and a director of both the Company and Netsmart, whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1 million. The agreement also gives the purchasers the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. In addition, the Company agreed to transfer to Netsmart, shares of Netsmart preferred stock and warrants to purchase shares of Netsmart's common stock, for which Netsmart will issue 100,000 shares of its common stock to the Company.

Discontinued Business Segments

         The 1998, 1997 and 1996 operating activity of the business segments that were discontinued is classified as net income or loss from discontinued segments in the Company's consolidated statement of operations. The assets and liabilities of the business segments that were discontinued have been netted and classified as net assets or liabilities of discontinued segments in the Company's consolidated balance sheets for 1998 and 1997. Information regarding the discontinued business segments follows:

         Contract Engineering Services consists of Trans Global Services, Inc. ("Trans Global"), and its subsidiaries, Avionics-Research Holdings ("Avionics"), and Resource Management International, Inc. ("RMI"), which provides engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations. Trans Global is a publicly held company whose stock is traded on the NASDAQ stock market under the ticker symbol "TGSI". As of December 1998, the Company owned approximately 40% of the outstanding common stock of Trans Global. As of December 1997, the Company and Trans Global shared a common CEO and Chairman of the Board, who owned approximately 4% of Trans Global's common stock and held warrants to purchase additional shares of Trans Global's common stock. In April 1998, the former CEO and chairman of the board of the Company and Trans Global resigned as an officer and director of both companies. As of the date of this report, the Company and Trans Global do not have a common CEO, however, because of the Company's ownership interest in Trans Global and because the three present directors of the Company are also three of the five directors of Trans Global, Trans Global is treated as a consolidated subsidiary. On February 25, 1999 the Company and Trans Global entered into an agreement whereby it is expected that on April 30, 1999, SISC will transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. Further, the agreement requires Trans Global to register the 379,994 remaining Trans Global shares that SISC holds. As a result of the agreement between the Company and Trans Global, Trans Global is presented as a discontinued segment as of December 1998. Trans Global's revenues for 1998, 1997 and 1996 approximated $67.2 million, $75.7 million and $62.6 million, respectively. Trans Global's net income and (loss) during 1998, 1997 and 1996 approximated $222,000 (including $128,000 of accrued losses estimated to be incurred from January 1, 1999 through the date of disposal), $1 million, and ($607,000), respectively. As of December 1998 Consolidated estimates that the disposal of Trans Global will result in a gain, which will be recorded in the period when the disposal takes place.

         Telecommunications consists of Arc Networks, Inc. ("Arc Networks"), a privately held company, which, among other things, installs telephonic network systems and buys and resells local telephone service. As of December 1998, the Company owned approximately 67% of Arc Networks and as such, Arc Networks is treated as a consolidated subsidiary. On March 23, 1999, the Company entered into an agreement to sell the Arc Network shares held by SISC for $850,000. The proceeds of the sale and the Arc Networks shares are being held in escrow pending receipt of consent of the New York Public Service Commission to such transfers, on or before September

30, 1999. As a result of the sale, Arc Networks is presented as a discontinued segment as of December 1998. Arc Networks' revenues for 1998, 1997 and 1996 approximated $13.9 million, $9.6 million and $5.6 million, respectively. Arc Networks' net loss during 1998, 1997 and 1996 approximated $2.7 million (including $800,000 of accrued losses estimated to be incurred from January 1, 1999 through the date of disposal), $2.7 million and $1.6 million, respectively. As of December 1998, Consolidated estimates that the disposal of Arc Networks' will result in a gain, which will be recorded in the period when the disposal takes place.

         Medical Diagnostics consists of International Magnetic Imaging, Inc. ("IMI") which performs magnetic resonance imaging and other medical diagnostic services. During 1997, Consolidated undertook a plan to sell all of the assets of IMI and such sale was consummated on April 2, 1998. The sale of IMI's assets resulted in a gain on disposal of approximately $4.9 million. Additionally, on August 12, 1998, IMI consummated a settlement with the holders of certain of IMI's subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. IMI paid approximately $1.9 million, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes, in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes. In connection with the settlement, Consolidated issued 333,000 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. IMI recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for 1998, in connection with this settlement. For the period from January 1, 1998 through April 2, 1998, IMI had revenues of $6.8 million and incurred a net loss of $577,000. For 1997 IMI had revenues of $29.4 million and incurred a net loss of approximately $1.2 million. For 1996 IMI had revenues of approximately $31.1 million and net income of $1.5 million.

         Electro-Mechanical and Electro-Optical Products Manufacturing consists of Sequential Electronic Systems, Inc. ("SES"), and S-Tech, Inc. ("S-Tech") which are subsidiaries of SES Holdings Inc. ("SESH") which is a wholly owned subsidiary of SpecTec, Inc. ("SpecTec") and Televend, Inc. ("Televend"), and FMX Corp. ("FMX"). This group of companies manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products. On April 2, 1998, Consolidated sold all of the companies operating in the Electro-Mechanical and Electro-Optical Products Manufacturing segment to Lewis S. Schiller ("Schiller"), the former CEO of Consolidated, for nominal consideration and recorded a loss on disposal of approximately $31,000. For 1997 and 1996, the Electro-Mechanical and Electro-Optical Products Manufacturing segment had revenues approximating $3.1 million and $2.4 million, respectively, and incurred net losses approximating $2.6 million and $2.2 million, respectively.

         Three Dimensional Products and Services consists of 3D Holdings International, Inc. ("3D"), and its subsidiaries, 3D Technology, Inc. ("3D Tech"), 3D Imaging International, Inc. ("3DI"), and Vero International, Inc. ("Vero"), which are companies that provided three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering. In June 1997, Consolidated implemented a plan to dispose of the companies operating in the Three Dimensional Products and Services segments. In 1997 Consolidated sold Vero and wrote of the remaining assets and certain liabilities of the remaining companies included in the Three Dimensional Products and Services segment. In 1997 Consolidated recognized a gain of $135,000 on the sale of Vero and estimated that a loss of $600,000 would be incurred on the disposal of the remaining companies included in the Three Dimensional Products and Services segment. In 1998, the Company recognized a gain of $1.9 million on the disposal of the remaining companies included in the Three Dimensional Products and Services segment which included the recapture of the $600,000 estimated loss on disposal that was recorded in 1997. The change in estimate on the gain (loss) of disposal resulted primarily from the write-off of liabilities of the Three Dimensional Products and Services segment that Consolidated believes it will not have to pay. During 1998 the Three Dimensional Products and Services segment had no operating activity. For 1997 and 1996, the Three Dimensional Products and Services segment had revenues approximating $281,000 and $839,000, respectively, and incurred net losses approximating $1.6 million and $1.5 million, respectively.

         Audio Products Manufacturing reflects the operations of WWR Acquisition Corp. and its wholly owned subsidiary WWR Technology, Inc., collectively referred to as "WWR". WWR was formed for the purpose of acquiring the professional products business segment of the KlipschTM loudspeaker line from Klipsch and Associates, Inc. On May 20, 1997, Consolidated sold all of its ownership in WWR for $100,000 and was released as a guarantor on obligations approximating $394,000. As a result of the sale, Consolidated received net proceeds of $62,000 and recorded a gain of approximately $129,000 on the disposal. For the period from January 1, 1997 through May 20, 1997, WWR had revenues approximating $1.2 million and incurred a net loss approximating $293,000. During 1996 WWR had revenues approximating $3.3 million and incurred a net loss approximating $893,000.

         Business Consulting Services reflects the activity of The Trinity Group, Inc. ("Trinity"). Trinity provided management and related services both to Consolidated's subsidiaries and an unconsolidated affiliate in which Consolidated owned a minority interest. Trinity's management services include management, finance, accounting, operations, marketing and other services, which are typically rendered pursuant to a consulting agreement. Transactions between Trinity and the subsidiaries are eliminated in consolidation. On April 2, 1998, Consolidated sold Trinity to Schiller for nominal consideration and recorded a loss on disposal of approximately $1,000. As a part of the sale of Trinity, the consulting agreements with Netsmart and Trans Global were assigned to Consolidated and during 1998, such consulting agreements were terminated. During 1997 and 1996 Trinity had revenues approximating $508,000 and $388,000, respectively, and had net income approximating $221,000 and $264,000, respectively.

Organization and Changes in Management of the Company

         On April 2, 1998, all of the members of the Company's board of directors resigned as officers and directors of the Company and its subsidiaries. Schiller, who was Chairman of the Board, CEO and a director of Consolidated and other subsidiaries of Consolidated, including its two public subsidiaries, Trans Global and Netsmart, resigned as an officer and director of Consolidated and such subsidiaries, including Trans Global and Netsmart. Ms. Grazyana B. Wnuk, who was a director and Secretary of the Company and Secretary of Trans Global, resigned from such positions. Mr. Norman J. Hoskin, who was a director of the Company, Trans Global and Netsmart and Mr. E. Gerald Kay, who was a director of the Company and Trans Global, resigned from such positions. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright, Seymour Richter and Don Chaifetz were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller, Hoskin and Kay and Ms. Wnuk. Messrs. Bright and Richter were also elected as directors of Netsmart and Trans Global and Mr. Chaifetz was also elected as a director of Trans Global.

         On April 14, 1998, Mr. George W. Mahoney, the Company's Chief Financial Officer ("CFO"), notified the Company that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. On June 16, 1998, Mr. Mahoney and the Company executed an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999. The material provisions of the Amended Agreement include the payment to Mr. Mahoney of an annual salary of $202,000, and the payment by the Company of $350,000 in settlement of his claims for change of control compensation under the Original Agreement. The $350,000 payment was made to Mr. Mahoney on June 19, 1998. The Company also delivered a general release to Mr. Mahoney simultaneously with the execution of the Amended Agreement. By its terms, the general release extinguishes any claims that the Company might have had against Mr. Mahoney, whether known or unknown, arising from or in connection with Mr. Mahoney's services by, or on behalf of, the Company as an officer, director or shareholder, or otherwise, prior to and including April 3, 1998.

ITEM 2.  PROPERTIES

         Consolidated and SISC lease approximately 6,000 square feet of office space at 160 Broadway, New York, NY, at an annual rental of approximately $100,000, which terminates in 2002. Approximately 1,500 square feet of such space is used by current or former subsidiaries for which they are charged approximately $32,000 on an annual basis. The Company's accounting offices are located at 2424 North Federal Highway, Boca Raton, FL 33431, which it occupies pursuant to a lease expiring February 2000. The current base rent for such premises approximates $3,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

(A) Holding Company:

         (i) The Company is a defendant in a lawsuit filed in the Supreme Court of the State of New York, Queens County entitled 5 Boro Beverage Distributors, Inc. v. Consolidated Technology Group, Ltd. "Metro, 5" Absolute, et al. which was initiated in 1995. The action was filed by the owners of a company that the Company was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to the business which the Company contemplated acquiring. The plaintiffs are seeking $1 million in damages and the Company has filed a counter claim for $35,000 advanced to the plaintiff. There has been no action by either side in this lawsuit for more than three years. Counsel handling this case has advised the Company that it has meritorious defenses.

         (ii) The Company is a defendant in a lawsuit filed in the United States District Court for the Southern District of New York captioned Naval Kapoor and Dirk Esselens v. SIS Capital Corp. that was initiated in 1998, whereby certain shareholders of 3D Tech, a subsidiary of the Company which has been discontinued, filed a lawsuit against the Company in December 1997. The complaint states that the Company wrongfully seized and transferred the assets of 3D Tech for the benefit of the Company and to the detriment of the minority shareholders of 3D Tech and seeks $3,000,000 in damages. During February 1999, the Company reached a settlement with the plaintiffs for $150,000 plus an additional $27,000 paid to indemnify one of the plaintiffs for liabilities he incurred on behalf of 3D Tech. As of December 1998, the Company has accrued an additional $23,000 for potential claims provided for in the settlement agreement for which the Company would be required to indemnify the plaintiffs, if such claims are asserted.

         (iii) On February 23, 1998, an action was commenced in the United States District Court for the Southern District of New York entitled Grino Corporation, LLC and SMACS Holding Corp. ("SMACS"), individually and as shareholders of and in the right of Consolidated Technology Group Ltd. v. Consolidated Technology Group Ltd., SIS Capital Corp., Lewis S. Schiller, Norman
J. Hoskin, E. Gerald Kay and Grazyna B. Wnuk. The action sought to enjoin the Company from (a) proceeding with its 1998 Annual Meeting of Stockholders scheduled for March 26, 1998, and (b) making any payment to Mr. Schiller, Ms. Wnuk and others from the proceeds of the sale of IMI. The complaint also alleged that the directors breached their fiduciary duty with respect to, and sought to have declared void, (i) employment agreements between the Company and Mr. Schiller and Ms. Wnuk, (ii) agreements to issue stock or stock options of the Company and/or its subsidiaries to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, (iii) all completed transfers and issuances of stock and stock options by the Company to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk without fair and adequate consideration by the Company, and (iv) all agreements to pay to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk or any other officer of the Company or any of its subsidiaries, any bonus, finder's fee, stock or option liquidation payment, consent fee, professional fee, or profit share or any other payment arising out of or resulting from or based upon the sale or the profits from the sale of IMI without fair consideration to the Company. The complaint also alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and common law fraud based upon the same and similar allegations, and sought monetary damages to be proved at trial. On February 24, 1998, the Court granted a temporary restraining order. On March 9, 1998, the Court vacated the temporary restraining order issued on February 24, 1998 because, inter alia, it did not appear that the plaintiffs had a likelihood of success in the ultimate action, particularly with respect to the alleged 10b-5 claim. On March 19, 1998, the United States District Court for the Southern District of New York dismissed the action.

         (iv) One of the plaintiffs in the Federal Court action described above, SMACS, and certain affiliates of SMACS are plaintiffs in an action commenced in November 1997 in the Supreme Court of the State of New York, County of New York, entitled Bridge Ventures, Inc. et al v. Lewis S. Schiller, et al. The action, brought against Mr. Schiller, the Company, SIS Capital Corp. and IMI by SMACS, certain affiliates of SMACS and others seeks, inter alia, monetary damages in excess of $500,000 allegedly due pursuant to consulting agreements with the Company, an alleged equity interest in IMI and punitive damages of at least $5 million. The Company believes that it has meritorious defenses to the claims made in this action. In March 1998, the plaintiffs sought to amend the complaint to assert claims of a derivative nature alleging claims similar to those in the Federal Court action and obtained a temporary restraining order prohibiting payments to Mr. Schiller and others from the proceeds of the IMI sale. The temporary restraining order was subsequently vacated and, as of the date of this Form 10-K, the complaint had not been amended. In February 1999, the Company concluded a settlement agreement with the plaintiffs and paid them an aggregate of $250,000, which is accrued as of December 1998.

         (v) "Vanguard Limited ("Vanguard"), on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated to IMI and assistance in the negotiation of the acquisition of IMI in 1994, has asserted a claim that it has the right, among other things, to a 10% interest in the Common Stock of IMI at or about the time of the acquisition for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of IMI, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding or different from the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company."

         (vi) In January 1996, Drs. Ashley Kaye and James Sternberg, two former stockholder-directors of the company that sold the diagnostic imaging centers to IMI, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Schiller, formerly Chairman of the Board of Consolidated, for alleged violations of securities laws and common law in connection with an asset purchase agreement which was executed in connection with the acquisition of IMI in September 1994 and non-payment of $3,375,000 of subordinated notes of two subsidiaries of IMI. In 1997 they, along with Dr. Stephen Schulman, a holder of subordinated notes in the principal amount of approximately $6.4 million issued by subsidiaries of IMI and was president and chief executive officer of IMI, commenced involuntary bankruptcy proceedings against certain subsidiaries of IMI. Such bankruptcy proceedings were dismissed and in August 1998, IMI consummated a settlement with the holders of the aforementioned subordinated promissory notes for a total of $1.9 million.

         (vii) In 1994, the Company purchased the assets of IMI and its partnerships for cash and stock of the Company. Certain of the limited partners of one of the partnerships from which such assets were purchased, claimed that there was an alleged oral guarantee that the common stock given as a part of the purchase would have a value of $4 on the second anniversary following the closing of the purchase. During 1998, IMI settled this claim and paid $408,000, therefore.

         (viii) On July 15, 1998, an action entitled "Ronald Feldstein vs. Consolidated Technology Group Ltd." was commenced in the Circuit Court, Palm Beach County, Florida. The complaint in such action seeks unspecified damages in excess of $15,000 against the Company based upon an asserted breach of an alleged consulting agreement between the Company and the plaintiff therein. The Company believes it has meritorious defenses to such action and intends to vigorously defend the action.

         (ix) During 1997, a complaint was filed against the Company entitled Klipsch, Inc, v. SIS/CTG Ltd., WWR Acquisition Corp., Consolidated Technology Group, Ltd., Donald L. Shamsie, and WWR Technology, Inc. In 1998, the Company settled the claim and paid $20,000 of which $10,000 had been accrued as of December 1997 and $10,000 was expensed during 1998.

(B) Trans Global

         (i) In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by Trans Global. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.

         (ii) On May 14, 1991, the U.S. Government Printing Office wrote Trans Global asking to be reimbursed a total of $296,000 for "unauthorized time work" on two programs. During 1998, Trans Global exchanged general releases with the U.S. Government Printing Office whereby both parties released each other from any and all claims, contractual or otherwise which they may have had or might have in the future with no payments required.

         (iii) Voluntary Settlement Agreement - As of December 1997 Trans Global had a $150,000 obligation remaining under an agreement it entered into with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan ("collectively "DOL"). The settlement agreement required Trans Global to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667. During 1998, Trans Global paid the remaining $150,000 due under the settlement agreement.

(C) Netsmart

         In March 1997, an action was commenced against Netsmart and certain of its officers, directors and stockholders by Onecard Health Services Corporation in the Supreme Court of the State of New York, County of New York. The named defendants include, in addition to Netsmart, Messrs. Lewis S. Schiller, formerly chief executive officer and a director of Netsmart, Leonard M. Luttinger, former vice president and a director of Netsmart, Thomas L. Evans, formerly a vice president of Netsmart, Consolidated and certain of its subsidiaries, other stockholders of Netsmart and other individuals who were or may have been officers or directors of Onecard but who have no affiliation with Netsmart or Consolidated. Mr. Luttinger and Mr. Evans were employees of Onecard prior to the formation of Netsmart. Mr. Schiller was not an employee or director or, consultant to, or otherwise affiliated with, Onecard. The complaint made broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with, the organization of Netsmart in September 1992. The complaint sought injunctive relief and damages, including punitive damages, of $130 million. During 1998, this action was dismissed.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 15, 1997, the Company was delisted from the NASDAQ due to a failure to meet the minimum bid and net tangible worth requirements. Since August 15, 1997, Consolidated's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol COTG. As such, the following table sets forth the reported high and low bid prices as reported by the Nasdaq SmallCap Market for the quarters ended March 31, 1996 through June 30, 1997, the high and low bid prices as provided by the National Quotation Bureau derived from the OTC Bulletin Board for the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 and the high and low bid prices as provided by the NASDAQ Trading and Market Services derived from the OTC Bulletin Board for the quarters ended September 30, 1998 and December 31, 1998. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------
March 31, 1997                                      $0.06             $0.09
June 30, 1997                                       $0.06             $0.09
September 30, 1997                                  $0.17             $0.18
December 31, 1997                                   $0.16             $0.17
March 31, 1998                                      $0.06             $0.06
June 30, 1998                                       $0.23             $0.14
September 30, 1998                                  $0.26             $0.12
December 31, 1998                                   $0.14             $0.10

As of April 14, 1999, there were approximately 18,930 holders of record of the Company's common stock.

No cash dividends were paid to the holders of the Common Stock during 1998, 1997 and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                                     -----------------------
                                           1998              1997             1996              1995             1994
                                           ----              ----             ----              ----             ----
Selected Statements of
 Operations Data
Revenues                                         --       $7,882,000        $8,541,000       $7,381,000        $9,482,000
                                                           =========         =========        =========         =========
Loss from Operations                    ($5,481,000)     ($6,545,000)      ($8,387,000)     ($8,620,000)      ($6,968,000)
                                          =========        =========         =========        =========         =========
Loss from Continuing
 Operations                             ($5,442,000)     ($5,230,000)      ($4,953,000)     ($4,954,000)      ($7,360,000)
Loss from Operations of
 Discontinued Segments                   (2,929,000)      (7,099,000)       (4,617,000)      (6,406,000)       (4,068,000)
Gain (Loss) on Disposal
 of Segments                              6,792,000         (336,000)               --               --                --
                                          ---------       ----------         ---------       ----------        ----------
Loss Before Extraordinary Items          (1,579,000)     (12,665,000)       (9,570,000)     (11,360,000)      (11,428,000)
Extraordinary Gain                        5,676,000               --                --               --                --
                                          ---------       ----------         ---------       ----------        ----------
Net Income (Loss)                        $4,097,000     ($12,665,000)      ($9,570,000)    ($11,360,000)     ($11,428,000)
                                          =========       ==========         =========      ===========        ==========
Basic and Diluted Earnings (Loss)
per Common Share:
Loss from Continuing
 Operations                                 ($0.12)          ($0.15)           ($0.13)          ($0.22)           ($0.52)
Loss from Operations of
 Discontinued Segments                      ($0.06)          ($0.11)           ($0.10)          ($0.29)           ($0.28)
Gain (Loss) on Disposals                     $0.14           ($0.01)               --               --                --
Extraordinary Income                         $0.12               --                --               --                --
                                             -----           ------            -------          -------           -------
Net Income (Loss)                            $0.08           ($0.27)           ($0.23)          ($0.51)           ($0.80)
                                              ====             ====              ====             ====              ====


Selected Balance Sheet Data
Total Assets                           $11,375,000      $28,983,000       $26,374,000      $26,305,000       $18,306,000
                                        ==========       ==========        ==========       ==========        ==========
Long-term Obligations:
 Debt and Capital Lease
  Obligations                                   --               --                --      $    33,000       $    47,000
 Subordinated Debt                              --      $   139,000                --               --                --
                                                         ----------                         ----------        ----------
   Total Long-term Obligations                  --      $   139,000                --      $    33,000       $    47,000
                                                         ==========                         ==========        ==========

Dividends Declared per Common Share             --               --                --               --                --

(A) The financial data for periods prior to 1998 has been restated to reflect the discontinuation of the contract engineering services, telecommunications, medical diagnostics, three dimensional products and services, electro mechanical and electro optical products manufacturing, business consulting services and audio products manufacturing segments. Additionally, the financial data for 1996 has been restated to reflect the settlement agreement with Lafayette Industries, Inc. See footnotes 15 and 17 to the financial statements in Part IV, Item 14)

(B) The following factors make the above selected financial data non-comparable for the following indicated periods and reasons:
  (1) Effective January 1, 1998, the Company converted Netsmart from a consolidated subsidiary to an investment in unconsolidated affiliate resulting in a decrease in total assets of approximately $6.4 million.
  (2) 1998 includes expense for termination payments for executive contracts approximating $2.2 million.
  (3) 1995 includes expense of $3,869,000 from the issuance of stock options to consultants.
  (4) 1994 includes expense of $4,140,000 from the issuance of stock options to consultants.
  (5) In May 1995 the Company acquired Concept Technologies resulting in an increase in loss from operations of discontinued segments and net loss of approximately $553,000 for 1995.
  (6) In December 1993, the Company acquired ARC Acquisition Group, Inc. and
       ARC Networks, Inc. and in June 1994, the Company acquired Creative Socio-Medics, Inc. Such acquisitions resulted in a net increase in loss from operations of discontinued segments and net loss of approximately $1,600,000 for 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - Liquidity and Capital Resources

Restatements

         The following discussion, as it relates to periods prior to 1998, has been restated from the prior years discussion to reflect the discontinuation of Trans Global (Contract Engineering Services segment) and Arc Networks (Telecommunications segment).

Working Capital Condition

         During 1998 and 1997, the Company discontinued seven of its eight operating segments and effective January 1, 1998, the Company was required to change its accounting treatment for its investment in Netsmart from a consolidated subsidiary to an investment in an unconsolidated affiliate. As of the date of this report, the Company does not have a definitive plan for making future investments in subsidiaries. From December 1995 through December 1997, the ability of the Company to continue as a going concern has been in doubt. During that period the Company made attempts at raising capital, or assisting its subsidiaries in raising capital, at levels that would allow the subsidiaries to operate profitably. Such efforts were unsuccessful for a majority of its subsidiaries and the Company was unable to generate positive cash flow. In 1998 and 1997 the Company disposed of all of its operating entities including the Medical Diagnostics segment.

         The April 2, 1998, disposal of the Medical Diagnostics segment generated approximately $15 million in net cash and disposed of approximately $13.4 million in intangible assets, $20 million in debt and capital lease obligations and $5 million in accounts payable and accrued expenses. At the closing of the sale, approximately $2.2 million of the net proceeds was used for termination payments under executive contracts, $2.5 million was used to pay existing obligations of the Company, $2 million was loaned to the Telecommunications segment and $1.6 million was used to extinguish the remaining obligations of the Medical Diagnostic segment. Subsequent to the closing of the sale through December 1998, approximately $137,000 was paid for litigation settlement costs, $1 million for professional fees primarily related to the negotiation of the settlements, $118,000 for the purchase of treasury shares and approximately $421,000 was used for the ongoing operations of the Company.

         As of December 1998, the Company had cash of $179,000 and marketable securities approximating $5.1 million invested in US Treasury Bills. Excluding the net current assets and liabilities of discontinued segments, the Company has available working capital of approximately $3.1 million. As of the date of this report the Company does not have definitive plans for the use of its existing working capital, however, the Company believes that it has sufficient resources to enable it to operate for a period greater than one year from December 1998. The following table summarizes the working capital that the Company has available for use in its operations as of December 1998 and 1997.

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
  Current assets                                                                  $   6,214,000     $    4,940,000
  Current liabilities                                                                 5,675,000         23,678,000
                                                                                      ---------         ----------
    Working capital (deficiency)                                                        539,000        (18,738,000)
  Plus total net current liabilities of discontinued segments                         4,194,000         17,402,000
  Less:
    Portion of total current liabilities of discontinued segments that the
      Company may be obligated to pay                                                  (731,000)        (2,855,000)
    Net current assets of discontinued segments not available to Consolidated          (926,000)         1,254,000
                                                                                        -------          ---------
      Working capital (deficiency) available for the Company's operations         $   3,076,000    ($    2,937,000)
                                                                                      =========          =========

         The Company's principal working capital consists of cash and investments in U.S. Treasury Bills, which in the aggregate approximated $5.3 million as of December 1998. As of December 1998, the Company had guaranteed $1.2 million of indebtedness that Arc Networks has outstanding to Trans Global and $550,000 of indebtedness that Arc Networks has outstanding under a promissory note. Additionally, subsequent to December 1998, the Company advanced an additional $400,000 to Arc Networks.

Changes in Other Working Capital Assets and Liabilities

         Significant changes in working capital assets and liabilities, other than cash and marketable securities and the components related to discontinued segments, were the result of the conversion of Netsmart from a consolidated affiliate to an equity method investment. The accounting for the conversion of Netsmart is such that Netsmart's assets and liabilities are included in the December 1997 balance sheet but not the December 1998 balance sheet. Netsmart's balances included in the December 1997 balance sheet and not the December 1998 balance sheet include working capital assets of $84,000 of prepaid and other current assets, $2.2 million of net receivables and $542,000 of excess of accumulated costs over billings. Working capital liabilities of Netsmart included in the December 1997 balance sheet and not the December 1998 balance sheet include $2.1 million of accounts payable and accrued expense, $1.1 million of interim billings in excess of costs and estimated profits, $955,000 of current debt obligations and $23,000 of current capitalized lease obligations.

Results of Operations

         During 1998, the Company's consolidated net income approximated $4.1 million or $0.08 per common share. Included in net income for 1998 is a net gain on the disposal of segments approximating $6.8 million, an extraordinary gain on debt extinguishment approximating $5.7 million and net losses from operations of discontinued segments approximating $2.9 million. The Company's consolidated loss from operations for 1998 approximated $5.5 million consisting entirely of general and administrative expense. Comparatively, during 1997 and 1996, the Company's consolidated loss from operations approximated $6.6 million and $8.4 million, respectively; however, such losses included $2.9 million and $5.8 million respectively, from the operations of Netsmart and 1998's operations includes no such amounts related to Netsmart. The Company's consolidated net loss for 1997 and 1996 approximated $12.7 million or $0.27 per common share and $9.6 million or $0.23 per common share, respectively. The 1997 and 1996 net loss include an add back for the minority interest portion of the subsidiary's losses, which approximated $2.4 million and $3.1 million, respectively, and includes losses related to the operations and disposal of discontinued segments of $7.4 million and $4.6 million, respectively.

         During 1998, the Company discontinued the Contract Engineering Services and Telecommunications segments, and during 1997 discontinued the Medical Diagnostics, Electro-Mechanical and Electro-Optical Products Manufacturing, Audio Products Manufacturing, Three Dimensional Products and Services and Business Consulting Services segments. Additionally, effective January 1, 1998, Netsmart, an affiliate which represented the Medical Information Services segment, is no longer a consolidated affiliate and instead is an equity method investment. As a result, the Company has no operating business segments as of December 1998. For 1997 and 1996, the operating activity includes Netsmart as well as Consolidated since during those periods, Netsmart was still a consolidated affiliate. During 1997 and 1996 all of the Company's consolidated revenues, direct costs and gross profit were generated by Netsmart. The following table presents the separate operating expense and other income and expense components of Consolidated and Netsmart.

                                                                             Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Selling, General and Administrative Expense:
  Netsmart                                                                 --     $   4,590,000     $    7,453,000
  Consolidated                                                  $   5,481,000         3,862,000          2,604,000
  Intercompany Transactions                                                --          (180,000)           (60,000)
                                                                 ------------      ------------          ---------
                                                                $   5,481,000     $   8,272,000     $    9,997,000
                                                                 ============      ============          =========
Operating Loss:
  Netsmart                                                                 --    ($   2,863,000)   ($    5,843,000)
  Consolidated                                                 ($   5,481,000)       (3,862,000)    (    2,604,000)
  Intercompany Transactions                                                --           180,000             60,000
                                                                 ------------      ------------      -------------
                                                               ($   5,481,000)   ($   6,545,000)   ($    8,387,000)
                                                                 ============      ============      =============

                                                                             Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Other Income (Expense):
  Netsmart                                                                 --    ($     287,000)   ($      264,000)
  Consolidated                                                  $     197,000           139,000            728,000
  Intercompany Transactions                                          (135,000)         (292,000)          (360,000)
                                                                 ------------       -----------      -------------
                                                                $      62,000     ($    440,000)    $      104,000
                                                                 ============       ===========      =============
Interest Expense:
  Netsmart                                                                 --     $     308,000     $      473,000
  Consolidated                                                  $       8,000            12,000             98,000
  Intercompany Transactions                                                --                              (29,000)
                                                                 ------------      ------------      -------------
                                                                $       8,000     $     320,000     $      542,000
                                                                 ============      ============      =============

The following discusses separately, the activity of Consolidated, Netsmart and the discontinued operations.

Consolidated's General and Administrative Expense

Corporate Termination Payments for Executive Contracts

         Expense related to termination payments for executive contracts approximated $2 million for 1998. No such expense was incurred for 1997 or 1996.

         On March 30, 1998, the Company entered into a series of agreements with Lewis S. Schiller ("Schiller") and Grazyna B. Wnuk ("Wnuk"). Pursuant to the agreements, Schiller and Wnuk resigned as directors and officers of the Company and its subsidiaries. In consideration for payments of approximately $4 million to Schiller and Wnuk and the return to the Company by Schiller of 1,190,000 of Consolidated common stock he then held, the Company purchased from Schiller and Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. $1.6 million of the $4 million of such payments relates to Schiller's and Wnuk's stock interest in the IMI sale. The remainder of $2.4 million relates to obligations of the Company, of which approximately $600,000 was accrued at December 1997, for commissions and salaries payable to Schiller and Wnuk and $1.8 million relates to contract termination expense for 1998. The $1.8 million of contract termination expense was reduced by $223,000 which represents the value of the 1,190,000 shares of Consolidated stock returned by Schiller to the Company, resulting in net contract termination expense related to Schiller and Wnuk of approximately $1.6 million.

         On April 14, 1998, Mr. George W. Mahoney, the Company's Chief Financial Officer ("CFO"), notified the Company that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. On June 16, 1998, Mr. Mahoney and the Company executed an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999. The material provisions of the Amended Agreement include the payment to Mr. Mahoney of an annual salary of $202,000, and the payment by the Company of $350,000 in settlement of his claims for change of control compensation under the Original Agreement. The $350,000 payment was made to Mr. Mahoney on June 19, 1998. The Company also delivered a general release to Mr. Mahoney simultaneously with the execution of the Amended Agreement. By its terms, the general release extinguishes any claims that the Company might have had against Mr. Mahoney, whether known or unknown, arising from or in connection with Mr. Mahoney's services by, or on behalf of, the Company as an officer, director or shareholder, or otherwise, prior to and including April 3, 1998.

Corporate Professional Fees

         Professional fees, which include the expense of legal fees and accounting and auditing fees, approximated $1.2 million, $268,000 and $305,000 for 1998, 1997 and 1996, respectively. During 1998, the Company incurred approximately $435,000 in legal fees related to the settlement of lawsuits against Consolidated (see above, Part I, Item 3., "Legal Proceedings"), preparation of loan documents for a line of credit provided to Arc Networks and other general matters. Legal fees incurred on behalf of discontinued subsidiaries during 1998 for such subsidiaries' lawsuits (see above, Part I, Item 3., "Legal Proceedings") and general matters approximated $388,000. Legal fees related to settlement negotiations with Schiller, the former CEO of the Company, approximated $157,000. Additionally, during 1998, the Company paid approximately $50,000 to each of Edward D. Bright, Chairman of the Board, Treasurer, Secretary and a director of Consolidated, and Patterson Travis, a brokerage firm that represents certain shareholders of Consolidated for reimbursement of legal expenses incurred by the two related parties in connection with the Schiller termination. Auditing and accounting fees for 1998 approximated $104,000. During 1997, the Company incurred legal fees of $138,000 for general matters and accounting and auditing fees of $130,000. During 1996, the Company incurred legal fees of $65,000 for general matters and accounting and auditing fees of $240,000.

Corporate Salaries, Payroll Taxes and Fringe Benefits

         Salaries, payroll taxes and fringe benefits approximated $735,000 for 1998 of which approximately $299,000 relates to five employees who were terminated during 1998. Salaries, payroll taxes and fringe benefits for the three current employees of the Company approximated $342,000 of which $232,000 was paid to officers, $68,000 was paid to a non officer employee, $20,000 was paid for payroll taxes and $22,000 was paid for fringe benefits. Additionally, during 1998, approximately $95,000 of salaries and payroll taxes of IMI was allocated to the Company. During 1997, salaries, payroll taxes and fringe benefits approximated $1.3 million of which $957,000 was paid to officers, $322,000 was paid to accounting and administrative personnel, $48,000 was paid for payroll taxes and $14,000 was paid for fringe benefits. During 1996, salaries, payroll taxes and fringe benefits approximated $874,000 of which $450,000 was paid to officers, $356,000 was paid to accounting and administrative personnel, $42,000 was paid for payroll taxes and $26,000 was paid for fringe benefits.

Corporate Settlement Costs

         During 1998, settlement costs approximated $397,000 of which approximately $230,000 related to litigation settlement agreements (see above, Part I, Item 3., "Legal Proceedings") and $167,000 related to settlements with former employees. During 1997 settlement costs approximated $723,000 of which $221,000 relates to litigation settlement agreements (see above, Part I, Item 3., "Legal Proceedings") and $502,000 related to the Lafayette settlement agreement. On December 20, 1996, the Company purchased Lafayette Industries, Inc., ("Lafayette"). Lafayette's Form 10-KSB for 1996, included a disclaimer of opinion by Lafayette's independent certified public accountants. This report disclosed that there was substantial doubt with respect to Lafayette's ability to continue as a going concern. In addition, Lafayette's accountants reported that they were unable to obtain written representations from Lafayette's counsel regarding litigation relating, among other things, to financial guarantees. Because of material uncertainties on the part of the Company with respect to Lafayette's guarantees, pending litigation, the accuracy of representations and warranties made by Lafayette, the accuracy and completeness of Lafayette's financial statements with respect to material liabilities, Lafayette's financial condition and other matters, the Company's and Lafayette's respective boards of directors determined that, in order to avoid costly and time consuming litigation, Lafayette and the Company would enter into an agreement providing for, among other things, the reversal of the acquisition and the payment by the Company of approximately $502,000 of costs incurred by Lafayette during 1996.

Corporate Consulting Fees

         During 1998, consulting fees approximated $329,000 of which $200,000 was paid to Schiller pursuant to a consulting agreement entered into on April 2, 1998 as a part of the Schiller resignation, $113,000 was paid to a consultant for work performed to assist the Company in an acquisition for Trans Global which was not consummated and $16,000 was paid for other consulting services. During 1997 and 1996, consulting fees of approximately $128,000 and $474,000 were paid to consulting firms and individual consultants who performed work to assist the Company in attempting to obtain equity financing for its subsidiaries. During 1996, $45,000 of the $474,000 of consulting expense reflects the value of 200,000 shares of the Company's common stock issued to consultants.

Corporate Related Party Bad Debt Expense

         During 1998 and 1997, related party bad debt expense approximated $135,000 and $345,000 from the write-off of loans due from Companies affiliated with Schiller and Wnuk, the Company's former CEO and Secretary. During 1998, the Company wrote-off a $49,000 receivable due from Universal International, Inc.

("Universal"), a company in which Wnuk owned 31% of the stock and an $87,000 receivable due from Televend, subsidiary of SESH, which was sold by the Company to Schiller as of December 1997. During 1997, the Company wrote-off a $250,000 receivable due from Universal and a $95,000 receivable due from Fingermatrix, a company for which Schiller was a board member.

Corporate Related Party Commissions

         During 1997 the Company accrued $358,000 for commissions earned by Schiller on the Company's investment activity pursuant to Schiller's employment agreement that was in effect prior to his resignation in April 1998.

Consolidated's Other Income and Expense

Gain (Loss) on Marketable Securities

         During 1998, the Company realized gains on sales of US Treasury Bills of approximately $193,000 and recognized a loss of $80,000 for an estimated permanent decline in equity securities held by the Company, resulting in a net gain on marketable security activity of $113,000. During 1997, the Company realized losses of $368,000 on the sale of securities of which $203,000 related to the sale of Trans Global stock to the president of Trans Global and $165,000 related to the sale of Netsmart stock to executives of Netsmart. During 1996 the Company realized an $823,000 gain on the sale of securities primarily from the sale of Netsmart warrants held by the Company.

Corporate Other Income (Expense)

         During 1998, other income approximated $62,000 of which $32,000 resulted from the agreement of certain subordinated debt holders to except less than the original principal balance of their subordinated notes, $15,000 was earned on dividend reinvestment of the Company's money market account and $15,000 was received for consulting services. During 1997, other net expense approximated $153,000 of which $240,000 of expense resulted from the write-off of a joint venture investment, $51,000 of income was from interest earned on receivables, $16,000 of income resulted from the sub-lease of an office and $20,000 of income resulted from the write-off of old outstanding trade payables. During 1996, other income approximated $368,000 of which $244,000 was interest income earned on receivables that were issued and repaid during 1996 and $124,000 reflects the recovery of receivables that were written-off prior to December 1996.

Corporate Interest Expense

         Interest expense approximated $8,000, $12,000 and $98,000, respectively, for 1998, 1997 and 1996. The interest expense for 1998 and 1997 is related to the subordinated debt of the Company, and the interest expense for 1996 reflects interest and financing fees paid for a loan that was obtained and repaid in 1996.

Income Tax Provision

         The Company's provision for income taxes was 0.4%, 0.0% and 0.6% of income (loss) before taxes for 1998, 1997 and 1996, respectively. The Company will have a net operating loss carryforward of approximately $15.3 million as of December 1998. The net operating loss carryforward expires beginning in 1999 through 2012.

Minority Interest in (Income) Loss of Subsidiaries

         For 1998, 1997 and 1995, the minority interest in (income) loss of subsidiaries approximated ($179,000), $2.4 million and $3.1 million, respectively. Changes in the minority interest in the income and loss of subsidiaries are a result of the inherent differences in the net income and loss of subsidiaries from period to period.

Share of Income of Unconsolidated Affiliate

The share of income of unconsolidated affiliate represents the Company's 36% share of Netsmart's income, which approximated $71,000 for 1998.

Extraordinary Gain on Extinguishment of Debt

         On August 12, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. The Company paid approximately $1.9 million in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes. In connection with the settlement, the Company issued 333,000 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. The Company recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for 1998, in connection with this settlement.

Future Operations of Consolidated

         As of the date of this report the Company does not have any consolidated subsidiaries that are not classified as discontinued segments. As a result, the Company will have no revenues, direct costs or gross profit until such time, if ever, that other subsidiaries are acquired and currently the Company has no definitive plans for any acquisitions. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Currently the Company has three employees with annual base salaries aggregating approximately $389,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are those earned on the US Treasury Bill investments and the Company's money market account, which in the aggregate are expected to be significantly less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses until such time when and if acquisitions of new subsidiaries are made. During 1999 it is estimated that the anticipated disposal of Trans Global and Arc Networks and the sale of the Netsmart shares will result in gains that may offset the operating losses of the Company for 1999.

 Netsmart:

         For purposes herein, references to Netsmart relate to the operations of both Netsmart and CSM unless indicated otherwise. The following only discusses the operations of Netsmart for 1997 and 1996 since effective January 1, 1998, Netsmart was converted to an equity method investment and is no longer a consolidated subsidiary. During 1997 and 1996, Netsmart was engaged in developing, marketing and supporting computer software designed to enable health service as well as financial related organizations to provide a range of services in a network-computing environment.

         Netsmart's revenue for 1997 was $7.9 million, a decrease of approximately $659,000, or 8%, from revenue of $8.5 million for 1996. This decrease was the net result of a decrease in revenues from one contract with IBN, Inc. (the "IBN Contract") of $1.8 million, which was partially offset by an increase in other revenue sources of approximately $1.1 million. During 1996, the IBN Contract generated $1.9 million of revenue, compared to $95,000 in 1997. The IBN Contract represented Netsmart's most significant customer for 1996, accounting for approximately 22% of revenue and during 1997, Netsmart completed all ongoing services related to the IBN contract. Revenue from Netsmart's health information systems continued to represent Netsmart's principal source of revenue in 1997, accounting for $7.6 million or 97% of revenue. The largest component of revenue in 1997 was data center (service bureau) revenue approximating $2.2 million for both 1997 and 1996. Turnkey systems revenue increased 24% to $2.1 million for 1997 from $1.7 million in 1996. Maintenance revenue increased 8% to $1.3 million for 1997 from $1.2 million in 1996. Revenue from third party hardware and software decreased 9% to $1 million for 1997 from $1.1 million in 1996. License revenue increased to $737,000 in 1997 from $329,000 in 1996, a 124% increase. License revenue is generated as part of a sale of a turnkey system pursuant to a contract or purchase order that includes development of a turnkey system and maintenance.

         Gross profit increased to $1.7 million in 1997 from $1.6 million in 1996, a 7% increase. The increase in the gross profit was substantially the result of a reduction of costs associated with the IBN Contract as well as the increase in revenue from the health information systems mentioned above, particularly the increase in license revenue which is highly margined.

         Selling, general and administrative expenses were $4.6 million in 1997, a decrease of 38% from the $7.5 million in 1996. During 1996, Netsmart incurred a non cash expense of $3.5 million arising out of the issuance by Netsmart of warrants and options having exercise prices which were less than market value and $1.7 million from the issuance of 500,000 common shares to certain note holders and 25,000 common shares to Netsmart's asset based lender. During 1997, Netsmart incurred a non cash expense of $300,000 from the issuance of 80,000 common shares for the purchase of certain assets, including the customer list, of a competitor. During 1997 Netsmart wrote down, to net realizable value, substantially all of the assets associated with its SmartCard division, consisting of accounts receivable, costs and estimated profits in excess of interim billings, computer equipment, capitalized software and its investment in a joint venture, resulting in a charge to income in the amount of $1.5 million. During 1997, Netsmart incurred research and development expenses in the amount of $201,000, which were related to Netsmart's health information systems products. In 1996, Netsmart incurred research and development expenses of $278,000, which were related to the IBN Contract and the development of SmartCard products.

         Other expense of Netsmart for 1997 and 1996 approximated $287,000 and $264,000, respectively, and consisted primarily of Netsmart's share of its loss in a joint venture.

         Interest expense was $308,000 in 1997, a decrease of $165,000, or 35% from the interest expense of $473,000 in 1996. This was the result of a decrease in average borrowings during 1997. The most significant component of interest expense on an ongoing basis is the interest payable to Netsmart's asset-based lender. Netsmart pays interest on such loans at a rate equal to prime plus 8-1/2% plus a fee of 5/8% of the face amount of the invoice.

         As a result of the foregoing factors, Netsmart incurred a net loss of $3.5 million in 1997 as compared with a net loss of $6.6 million in 1996.

Discontinued Operations

         The operations of discontinued segments resulted in losses of $2.9 million, $7.1 million and $4.6 million for 1998, 1997 and 1996, respectively. The gain (loss) on disposal of segments approximated $6.8 million and ($336,000), respectively for 1998 and 1997. The following tables summarize the components of income and loss from discontinued segments and the gains and losses realized on the disposals.

                                                                             Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
  Income (Loss) from Discontinued Operations
    Contract Engineering Services                               $     222,000     $   1,023,000    ($      607,000)
    Telecommunications                                             (2,709,000)       (2,734,000)        (1,635,000)
    Audio Products Manufacturing                                           --          (293,000)          (893,000)
    Three Dimensional Products and Services                                --        (1,636,000)        (1,471,000)
    Medical Diagnostics                                              (577,000)       (1,188,000)         1,446,000
    Electro-Optical and Electro-Mechanical Products
      Manufacturing                                                        --        (2,604,000)        (2,164,000)
    Business Consulting Services                                           --           221,000            263,000
    Intercompany Transactions                                         135,000           112,000            444,000
                                                                 ------------      ------------      -------------
                                                               ($   2,929,000)   ($   7,099,000)   ($    4,617,000)
                                                                 ============      ============      =============
  Gain (Loss) on Disposal of Segments:
    Audio Products Manufacturing                                           --     $     129,000                 --
    Three Dimensional Products and Services                     $   1,941,000          (465,000)                --
    Medical Diagnostics                                             4,883,000                --                 --
    Electro-Optical and Electro-Mechanical Products
      Manufacturing                                                   (31,000)               --                 --
    Business Consulting Services                                       (1,000)               --                 --
                                                                 ------------      ------------
                                                                $   6,792,000    ($     336,000)                --
                                                                 ============      ============

         The Contract Engineering Services segment's 1998 income included an accrual of $128,000 for an estimated loss to be incurred from December 1998 until the disposal of the segment is completed. During 1998, the revenues and net income of the Contract Engineering Services segment decreased significantly due to the completion of several projects, delays in starting new projects with large customers in Asia and the segment's continued efforts to trim sales that generate lower margins. During the same period, the operating costs of the segment increased due primarily to investments in information technology marketing efforts. The Contract Engineering Services segment's loss for 1996 included the impact of a loss of one of its largest contracts in January of 1996 and the accrual of a $300,000 reserve in connection with a settlement with the Department of Labor.

         The Telecommunications segment's 1998 loss included an accrual of $800,000 for an estimated loss to be incurred from December 1998 until the disposal of the segment is completed and the loss for 1996 included $540,000 for the write-off of impaired goodwill.

         The Audio Products Manufacturing segment's 1997 loss includes the operating activity through May 20, 1997, the date of disposal and for 1996 includes a full year's activity.

         The Three Dimensional Products and Services segment's 1997 loss included $250,000 for an estimated loss to be incurred from December 1997 until the complete disposal of the segment.

         The Medical Diagnostics segment's loss for 1998 included the operating activity through April 2, 1998, the date of disposal. The Medical Diagnostics segment's 1997 loss included the write-off of deferred offering costs of approximately $750,000 from a terminated public offering, $408,000 for settlement payments paid to former limited partners of one of the Medical Diagnostics segment's imaging centers and increased legal and professional fees of approximately $1 million. The increased legal fees resulted principally from litigation that occurred during 1997. Additionally, the 1997 Medical Diagnostics segment's loss included $250,000 for an estimate of losses anticipated to be incurred from December 1997 until April 2, 1998.

         The Electro-Mechanical and Electro-Optical Products Manufacturing segment includes Televend and FMX, which did not start operations until 1996. The operations of SpecTec, the holding company of two of the segment's operating entities, is included in the results of operations for all three years reported.

         The Business Consulting Services segment's only significant activity was consulting fees charged to Netsmart, Trans Global and SES Holdings. Such consulting fees are eliminated in consolidation and the portions of such consulting fees charged to the other discontinued segments are included in the intercompany transaction line of the above table.

Consolidated Net Loss

         As a result of the foregoing, the Company incurred net income (loss) of $4.1 million, ($12.7 million) and ($9.6 million) for 1998, 1997 and 1996, respectively, and basic and fully diluted net income (loss) per common share of $0.08, ($0.27) and ($0.23) for 1998, 1997 and 1996, respectively.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is information concerning the directors and executive officers of the registrant as of December 1998.

Name                     Age     Position with the Company
----                     ---     -------------------------
Seymour H. Richter        62     President, Chief Executive Officer and director
George W. Mahoney         38     Chief Financial Officer
Edward D. Bright          62     Chairman of the Board, Treasurer, Secretary and director
Donald Caifetz            66     Director

Mr. Seymour Richter has been the President and Chief Executive Officer ("CEO") of the Company since April 1998. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account, Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the CEO of Touch Base Ltd., an independent selling organization in the apparel industry. Mr. Richter is also a director of Trans Global and Netsmart.

Mr. George W. Mahoney has been Chief Financial Officer ("CFO") of the Company since October 1994. From December 1991 until September 1994, Mr. Mahoney was CFO of IMI and IMI's affiliated entities. Consolidated acquired the assets of IMI and certain of its affiliated entities during 1994.

Mr. Edward D. Bright has been Chairman of the Board, Treasurer, Secretary and a director since April 1998. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to CSM, a subsidiary of Netsmart, which was acquired by Netsmart from Advanced Computer Techniques, Inc. ("ACT") in June 1994. From June 1994 until January 1996, he was chief executive officer of Netsmart. He was a senior executive officer and a director of CSM and ACT for more than two years prior to June 1994. He is also chairman of the board and a director of Netsmart and is a director of Trans Global.

Mr. Donald Chaifetz has been a director of the Company since April 1998. Mr. Chaifetz is a principal of Maldon Co., Inc., an importing company. Mr. Chaifetz has been in the importing business for more than the past five years. He is also a director of Trans Global.

Officers are elected by, and serve at the pleasure of, the board of directors. Messrs. Richter, Bright and Chaifetz were elected to their positions following the resignation of Lewis S. Schiller, Grazyna B. Wnuk, Norman J. Hoskin and E. Gerald Kay.

Resignation of Registrant's Directors, Chief Executive Officer and Corporate Secretary

On March 30, 1998, the Company and SISC entered into a series of agreements with Lewis S. Schiller ("Mr. Schiller"), Grazyna B. Wnuk ("Ms. Wnuk"), E. Gerald Kay ("Mr. Kay") and Norman J. Hoskin ("Mr. Hoskin"). Pursuant to the agreements:

         a) Mr. Schiller, Ms. Wnuk, Mr. Kay and Mr. Hoskin resigned as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by IMI of substantially all of its assets pursuant to an asset purchase agreement dated as of January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. The sale by IMI is referred to as the "IMI Sale".

         b) In consideration for payments of approximately $4.0 million to Mr. Schiller and Ms. Wnuk, the Company purchased from Mr. Schiller and Ms. Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements. $1.6 million of the above $4 million payment relates to Mr. Schiller's and Ms. Wnuk's stock interest in IMI. The remainder of $2.4 million relates to obligations of the Company to Mr. Schiller and Ms. Wnuk, of which approximately $600,000 has been previously accrued in the financial statements, resulting in increased expense, of approximately $1.8 million during 1998.

         c) During April 1998, Mr. Schiller transferred to the Company 1,190,000 shares of the Company's common stock owned by him.

         d) The Company transferred to Mr. Schiller or his designees for nominal consideration, certain subsidiaries of the Company. Such subsidiaries operated at a loss and in the aggregate had a negative net worth.

         e) Mr. Schiller entered into a three-year consulting agreement with the Company, for which he was entitled to receive annual compensation of $100,000. Subsequently, the consulting agreement was terminated.

         f) The Company, its subsidiaries and Mr. Schiller, Ms. Wnuk, Mr. Kay and Mr. Hoskin executed mutual releases and the Company provided Mr. Schiller, Ms. Wnuk, Mr. Kay and Mr. Hoskin with certain indemnification rights.

Schiller Settlement Agreement

         On February 16, 1999, the Company consummated a settlement agreement dated as of January 7, 1999, as amended (the "Schiller Settlement Agreement"), by and between the Company and Schiller, the former CEO and Chairman of the Board of the Company. The Schiller Settlement Agreement provided for, among other things, payment of the sum of $350,000 to and on behalf of Schiller in settlement of certain claims and disputes between Schiller and the Company, as well as the termination of a consulting agreement between the Company and Schiller. All amounts payable in accordance with the Schiller Settlement Agreement have been accrued as of December 1998.

Item 11. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 1998, 1997 and 1996.

                                                                                             Long-term
                                                              Annual Compensation          Compensation
                                                              -------------------          ------------
                                                                                                       Securities
                                                                                 Other     Restricted  Underlying
                                                                                 Annual      Stock      Options/
                                                                                Compen-      Awards       SARs
Name and Principal Position                   Year      Salary       Bonus       sation    (Dollars)    (Number)
---------------------------                   ----      ------       -----       ------    ---------    --------
Seymour H. Richter,                           1998        $60,000       $5,000          --     --          --
  Chief Executive Officer (1)                 1997             --           --          --     --          --
                                              1996             --           --          --     --          --

George W. Mahoney,                            1998       $202,000      $30,000    $953,000     --          --
  Chief Financial Officer (2)                 1997       $189,000      $65,000     $11,000    (5)          (5)
                                              1996       $177,000     $187,000     $13,000    (5)          (5)

Lewis S. Schiller,                            1998       $138,000           --  $3,503,000     --          --
  Former Chief Executive Officer (3)          1997       $616,000           --    $358,000    (5)          (5)
                                              1996       $286,000           --          --    (5)          (5)

Grazyna B. Wnuk,                              1998        $53,000           --    $215,000     --          --
  Former Secretary (4)                        1997       $229,000           --          --    (5)          (5)
                                              1996        $98,000           --          --    (5)          (5)

(1)      Seymour H. Richter

         From April 2, 1998 through December 1998, Mr. Richter was paid $60,000 which represents nine months of his annual salary of $78,000. Additionally, Mr. Richter received a bonus of $5,000 for 1998. Mr. Richter does not have an employment agreement with the Company.

(2)      George W. Mahoney

         On April 14, 1998, Mr. Mahoney, gave the Company notice that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. On June 16, 1998, Mr. Mahoney and the Company executed an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999. The material provisions of the Amended Agreement include the payment to Mr. Mahoney of an annual salary of $202,000, and the payment by the Company of $350,000 in settlement of his claims for change of control compensation under the Original Agreement.

         The material provisions of Mr. Mahoney's Original Agreement included a term commencing October 1, 1994 and ending December 31, 2007 and an annual salary for 1997 and 1996 of $189,000 and $177,000, respectivley. Pursuant to the terms of the Original Agreement, Mr. Mahoney's annual salary increased to $202,000 for 1998 and increased annually thereafter until 2007 when his annual salary would have been $353,000. The agreement also provided for two annual bonus payments. One bonus was equal to the greater of 2.5% of the Company's net pre-tax profits or 2.5% of the Company's net cash flow and the second bonus was equal to the greater of 2.5% of IMI's net pre-tax profits or 2.5% of IMI's net cash flow. Additionally, Mr. Mahoney was entitled to an allowance for an automobile and life insurance of $1 million on which he may designate a beneficiary.

         For 1998, Mr. Mahoney's bonus includes $28,000 that was paid by IMI and $2,000 that was paid by Consolidated. Mr. Mahoney's "Other Annual Compensation" for 1998 includes $414,000 for a finders fee paid to him for the sale of IMI, $350,000 for the change of control compensation, $186,000 for net proceeds from IMI options that he held and $3,000 for car and life insurance allowances. For 1997 and 1996, Mr. Mahoney was paid bonuses by IMI of $65,000 and $187,000, respectively. The bonus paid in 1996 included an aggregate of $140,000 related to services performed for IMI in connection with obtaining various loans from its senior lender pursuant to amendments to his employment agreement. Mr. Mahoney's "Other Annual Compensation" for 1997 and 1996 consists of car and life insurance allowances.

(3)      Mr. Lewis S. Schiller

         From September 1, 1996 through March 30, 1998, the date of his resignation, Mr. Schiller, as CEO and Chairman of the Board, was entitled to receive an annual salary of $500,000 (subject to annual increases equal to the greater of 5% of the current annual salary or the increase in the Cost of Living Index), pursuant to a four year amended and restated employment agreement dated as of January 1, 1997 (the "Schiller Restated Employment Agreement"). Other material provisions of the Schiller Restated Employment Agreement included a five year extension at the option of Mr. Schiller, an annual bonus equal to 10% of the greater of the increase in the Company's consolidated net worth or net cash flow in excess of $600,000, a profit sharing bonus equal to 20% of the gross profit realized by the Company or any of its subsidiaries on the sale of investment securities and the right to a 10% equity interest in all of the Company's subsidiaries. Additionally, the Schiller Restated Employment Agreement provided Mr. Schiller with a ten year retirement package consisting of salary continuation in an amount equal to the greater of his annual salary for the year in which retirement occurs or the average of his annual salary for the preceding five years. Prior to the Schiller Restated Employment Agreement, the annual salary payable by the Company to Mr. Schiller pursuant to prior employment agreement with Consolidated was $250,000.

         For 1998, 1997 and 1996, Mr. Schiller's respective employment agreements entitled him to annualized salary, including accrued vacation and sick pay, of $551,000, $616,000 and $286,000, respectively. During 1998, Mr.
Schiller was paid $138,000, which represents three months of his base salary and was paid $370,000 for previously accrued salary and vacation and sick pay. During 1997, Mr. Schiller was paid $390,000 of his total salary while $226,000, including salary, vacation and sick pay, was accrued. Mr. Schiller's "Other Annual Compensation" for 1998 includes $1.2 million paid to Mr. Schiller and his designated family members for his 10% ownership in IMI, $1.9 million for the purchase of his contract rights by the Company and $350,000 of amounts accrued for the aforementioned Schiller Settlement Agreement, which was paid in January of 1999. Mr. Schiller's "Other Annual Compensation" for 1997 consists of commissions that Mr. Schiller earned on the Company's investment activity of which during 1997, $141,000 was paid in cash, $36,000 was paid with the issuance to Mr. Schiller of 1,190,000 shares of the Company's common stock and the remainder was accrued. The balance of Mr. Schiller's accrued commissions of $181,000 was paid to him in 1998. In April 1998, in connection with his resignation as an officer and director, Mr. Schiller returned the 1,190,000 shares of common stock owned by him to the Company.

(4)      Ms. Wnuk

         On June 30, 1997, the Company and Ms. Wnuk entered into an employment agreement pursuant to which Ms. Wnuk was employed as the Company's Secretary until December 31, 2002, subject to a five year extension at the option of Ms. Wnuk. The material provisions of the employment agreement included an annual base salary of $200,000 (subject to annual increases, commencing January 1, 1998, equal to the greater of 5% of the current annual salary or the increase in the Cost of Living Index), an annual bonus equal to 0.5% of the greater of the increase in the Company's consolidated net worth or cash flow in excess of $600,000, a profit sharing bonus equal to 1% of the gross profit realized by the Company or any of its subsidiaries on the sale of investment securities and the right to a 1% equity interest in all of the Company's subsidiaries. Additionally, the Ms. Wnuk's employment agreement provided her with a ten year retirement package consisting of salary continuation in an amount equal to the greater of her annual salary for the year in which retirement occurs or the average of her annual salary for the preceding five years. Prior to June 30, 1997, Ms. Wnuk did not have an employment agreement with the Company.

         For 1998 and 1997, Ms. Wnuk's employment agreement entitled her to an annual salary, including accrued vacation and sick pay, of $210,000 and $229,000, respectively. During 1998, Ms. Wnuk was paid $53,000, which represents three months of her base salary. During 1997, Ms. Wnuk was paid $194,000 of her total salary while $35,000, including accrued salary, vacation and sick pay, was accrued. During 1996, Ms. Wnuk was paid $98,000, including salary and vacation and sick pay. Ms. Wnuk's "Other Annual Compensation" for 1998 includes $135,000 paid to Ms. Wnuk for her 1% ownership in IMI and $80,000 for the purchase of her contract rights by the Company. Ms. Wnuk's compensation, as disclosed for all periods, does not include annual compensation of $25,000 that she received from Universal International, Inc., a corporation in which the Company had an equity method investment in through March 30, 1998.

(5)      Management Stock Transactions, Warrants and Options

Issuance of the Company's Common Stock to Management

         In July 1997, Mr. Schiller purchased 1,190,000 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of the purchase, which was $0.06 per share. Payment of the purchase price of such shares was effected by a reduction of the Company's obligation to Mr. Schiller for accrued commissions he earned pursuant to the Schiller Restated Employment Agreement. In April 1998, in connection with his resignation as an officer and director, Mr. Schiller returned the 1,190,000 shares of common stock to the Company. Additionally, in 1997 Mr. Schiller agreed to purchase, and the Company agreed to sell to Mr. Schiller, an additional 5,000,000 shares of common stock at $0.03 per share. Such shares were never issued, and the Company no longer has any obligation to issue such shares.

Issuance of the Company's Subsidiaries' Stock and Stock Rights to the Company's Management

         Set forth below are the equity transactions between the Company's management and Netsmart and Trans Global, both publicly held affiliates of the Company. Until April 1998, Mr. Schiller was chief executive officer, chairman of the board and a director of both Netsmart and Trans Global and Mr. Hoskin was a director of both Netsmart and Trans Global. Until April 1998, Ms. Wnuk was secretary of Trans Global and Mr. Kaye was a director of Trans Global.

Netsmart

         In January 1996, SISC transferred an aggregate of 112,500 shares of its Netsmart common stock to Mr. Schiller and his designees. In February 1996, Netsmart issued warrants to purchase 53,500 shares of Netsmart's common stock at $5.00 per share to Mr. Schiller and SISC transferred warrants to purchase 206,250 shares of Netsmart's common stock at $2.00 per share to Mr. Schiller and his designees. In July 1996, pursuant to a warrant exchange, the exercise price of the $5.00 warrants issued in February 1996 was reduced to $4.00 per share and one third of the warrants having an exercise price of $2.00 per share were exchanged for $4.00 warrants to purchase 150% of the number of shares that were to be originally to be issued upon exercise of the $2 warrants. Messrs. Hoskin, Kaye and Mahoney and Ms. Wnuk received warrants to purchase an aggregate of 33,333, 66,667, 40,000 and 33,333 shares, respectively, of Netsmart's common stock at $2.00 per share and 25,001, 50,000, 25,001 and 25,001 shares, respectively, of Netsmart common stock at $4.00 per shares (such shares and dollar amounts give effect to the previously described warrant exchange).

Trans Global

         During 1996, Trans Global issued 100 shares of its series F preferred stock to DLB, Inc. ("DLB"), in exchange for two other series of Trans Global preferred stock owned by DLB. DLB is owned by Mr. Schiller's wife and Mr. Schiller disclaims all beneficial interest in DLB or any securities owned by DLB. During 1996, SISC transferred 1,000 shares of Trans Global series F preferred stock to Mr. Schiller in exchange for two other series of Trans Global preferred stock owned by Mr. Schiller. During October and December of 1996, the series F preferred stock held by DLB and Mr. Schiller were converted into 16,667 and 166,667 shares, respectively, of Trans Global's common stock. In April 1996, Trans Global issued to Messrs. Schiller, Hoskin and Kaye warrants to purchase 66,666, 50,000 and 50,000 shares, respectively, at $7.50 per share. In August 1997, SISC transferred to Mr. Schiller and his designees, Mr. Mahoney and Ms. Wnuk, warrants to purchase 291,667, 33,333 and 50,000 shares, respectively, at $7.50 per share.

Privately Held Subsidiaries

         Messrs. Schiller, Mahoney, Hoskin and Kaye and Ms. Wnuk have been issued stock and warrants and options to buy stock of certain of the Company's privately held subsidiary's. In 1998, Mr. Schiller and Ms. Wnuk received approximately $3.1 million and $135,000, respectively for their respective 10% and 1% interests in IMI and in 1998 Mr. Mahoney received approximately $186,000 of net proceeds from the exercise of IMI incentive stock options that were granted to him in 1997. During 1997, Mr. Schiller and his designees, DLB, Mr. Mahoney, Mr. Hoskin, Mr. Kaye and Ms. Wnuk received 234,320, 50,000, 35,000, 50,000, 50,000 and 30,000 of Arc Networks common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person or group known to the Company owns 5% or more of any of the Company's voting securities as of April 14, 1999. Set forth below is information as of April 14, 1999, based on information provided to the Company by the persons named below, as to the stock ownership of each director of the Company, each officer named in the summary compensation table and all officers and directors as a group.

Name(1)                                    Shares                  Percent
-------                                    ------                  -------
Seymour H. Richter                             --                      --
George W. Mahoney                              --                      --
Edward D. Bright                          817,377  (2)                1.7%
Donald Caifetz                                 --                      --
All directors and officers as a group     817,377  (2)                1.7%

(1) Unless otherwise indicated, each person has the sole voting power and sole investment power and direct beneficial ownership of the shares.

(2) Includes 800,000 shares owned by JEG, Inc. ("JEG"). Mr. Bright is president and director of JEG, and, in such capacities, he has the sole right to vote and dispose of the shares owned by JEG.

Item 13.  Certain relationships and Related Transactions

Advances to an Unconsolidated Subsidiary

         The Company and its subsidiary, Trans Global, had made advances to Universal, a company in which the Company's former Secretary is an owner. These advances have no fixed due dates or terms and as of April 1998, all of such advances have been written-off. The outstanding balances owed to the Company and Trans Global from Universal were $187,000 and $517,000, respectively, as of December 1997 and 1996 and the greatest amount outstanding to Universal during 1998, 1997 and 1996 was $600,000.

Common Stock Sold to former Chief Executive Officer

         In July 1997, the Company's former CEO, purchased 1,190,000 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of sale, which was $0.06 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to the CEO for past accrued compensation. In April 1998, in connection with the former CEO's resignation, these shares were returned to the Company.

Sale of Subsidiary Stock to Subsidiary Employees

         In 1997, SISC sold 258,333 shares of Trans Global's common stock to the president of Trans Global at $1.67 per share, the fair market value of Trans Global's common stock on the date of sale. The Company's book basis in such shares approximated $622,000 resulting in a loss on the sale of approximately $191,000 for 1997. Payment by the president of Trans Global is evidenced by a non-interest bearing, non-recourse promissory note from the president of Trans Global.

         In 1997, SISC sold 151,920 shares of Netsmart's common stock to certain employees of Netsmart at $0.23 per share. The Company's book basis in such shares approximated $201,000 resulting in a loss on the sale of approximately $165,000 for 1997.

Reimbursement of Legal Costs

         During 1998, the Company paid approximately $50,000 to each of Edward
D. Bright, who is Chairman of the Board, Treasurer, Secretary and a director of Consolidated, and Patterson Travis, a brokerage firm that represents certain shareholders of Consolidated in reimbursement of legal expenses incurred by the two related parties in connection with the Schiller termination.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
    F-3           Report of Moore Stephens, P.C. Independent Certified
                   Accountants
    F-4  -  F-5   Consolidated Balance Sheets as of December 31, 1998 and 1997
    F-6           Consolidated Statements of Operations for the Years Ended
                   December 31, 1998, 1997 and 1996
    F-7           Consolidated Statements of Comprehensive Income (Loss) for the
                   Years Ended December 31, 1998, 1997 and 1996
    F-8  - F-10   Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1998, 1997 and 1996
    F-11 - F-13   Consolidated Statements of Shareholders' Equity for the Years
                   Ended December 31, 1998, 1997 and 1996
    F-14          Notes to Consolidated Financial Statements

2. Financial Statement Schedules
    None

3. Reports on Form 8-K
    None

4.Exhibits
    (2.1)         Asset purchase agreement dated as of January 28, 1998, by and among Comprehensive Medical Imaging, Inc., International Magnetic Imaging, Inc. and certain of its subsidiaries, including exhibits and schedules thereto.(1)
    (2.2)         Agreement dated February 25, 1999 between the Company and
                   Trans Global.(11)
    (2.3)         Agreement dated March 23, 1999 among the Company, Arc Networks and Technology Acquisition, Ltd.(12)
    (2.4)         Agreement dated March 25, 1999 among the Company, Netsmart and
                   Anthony Grisanti, as representative of the purchasers.(12)
    (3) (I)       Certificate of Incorporation.(2)
    (3) (ii)      By-laws.(2)
    (10.1)        Employment areement dated June 1, 1998, between the Registrant and George W. Mahoney.(3)
    (10.2)        Employment agreement dated April 11, 1997, between the
                   Registrant and George W. Mahoney.(4)
    (10.3)        Employment agreement dated January 1, 1997, between the
                   Registrant and Lewis S. Schiller.(5)
    (10.4)        Agreement dated as of July 23, 1998 and Amendment No. 1 to such agreement by and among IMI Acquisition of Boca Raton Corp., IMI Acquisition of Pine Island Corp., IMI Acquisition of North Miami Beach Corp., PODC Acquisition Corp., IMI Acquisition of Orlando Corp., IMI Acquisition of Kansas Liquidation Corp., MD Ltd. Partner Acq. Corp. and MD Acquisition Corp., and Stephen A. Schulman and Stephanie S. Schulman, James H. and Marsha Sternberg and Ashley Kaye.(7)
    (10.5)        Agreement dated as of March 30, 1998, by and among the
                   Company, SISC and Lewis S. Schiller.(8)
    (10.6)        Agreement dated as of March 30, 1998, by and among the
                   Company, SISC and Grazyna B. Wnuk.(8)
    (10.7)        Agreement dated as of March 30, 1998, by and among the
                   Company, SISC and E. Gerald Kay and Norman J. Hoskin.(8)
    (10.8)        Agreement dated as of March 30, 1998, by and among the
                   Company, SISC and Lewis S. Schiller, Grazyna B. Wnuk, E. Gerald Kay and Norman J. Hoskin.(8)
    (10.9)        Settlement agreement between SIS Capital and Lafayette
                   Industries, Inc.(9)
    (10.10)       Agreement dated December 20, 1996 relating to the acquisition of Lafayette Industries, Inc.(8)
    (10.11)       Settlement agreement dated January 7, 1999 between the
                   Company and Lewis S. Schiller(11)
    (21)          List of Subsidiaries of Registrant.
    (27)          Financial Data Schedule.(6)

-------
(1) Filed as an exhibit to the Company's report on Form 8-K dated January 28, 1998 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's report on Form 8-K dated June 19, 1998 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the six months ended June 30, 1997 and incorporated herein by reference.
(6)  Filed only to the SEC in electronic format.
(7)  Incorporated by reference to the August 12, 1998 Form 8-K.
(8)  Incorporated by reference to the April 3, 1998 Form 8-K.
(9) Filed as an exhibit to the Company's report on Form 8-K dated April 21, 1997, and incorporated herein by reference.
(10) Filed as an exhibit to the Company's report on Form 8-K dated December 20, 1996, and incorporated herein by reference.
(11) Filed as an exhibit to the Company's report on Form 8-K dated February 26, 1999, and incorporated herein by reference.
(12) Filed as an exhibit to the Company's report on Form 8-K dated March 23, 1999, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSOLIDATED TECHNOLOGY GROUP, LTD.

Date:    April 14, 1999                 /s/________________________________
                                           Seymour Richter
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                 Date
---------               -----                                 ----

/s/________________     President and Chief Executive         April 14, 1999
Seymour Richter         Officer (Principal Executive
                        Officer)

/s/________________     Chief Financial Officer               April 14, 1999
George W. Mahoney       (Principal Financial and
                        Accounting Officer)

/s/________________     Director                              April 14, 1999
Edward D. Bright

/s/________________     Director                              April 14, 1999
Don Chaifetz

               Consolidated Technology Group Ltd. and Subsidiaries
                                Index to Exhibits
                                December 31, 1998

                                                                                             Page
                                                                                             ----
1.     21      List of Subsidiaries of the Registrant                                         Ex-2
2.     27      Financial Data Schedule (filed only in electronic format with the SEC)         n/a
3.     F-1     Financial Statements                                                           F-1


                                      Ex-1

Consolidated Technology Group, Ltd.
December 31, 1998
Exhibit 21 List of Subsidiaries of the Registrant


                                                    State of
Company                                          Incorporation
-------                                          -------------
Consolidated Technology Group Ltd.               New York
SIS Capital Corp.                                Delaware
Netsmart Technologies, Inc.                      Delaware
Creative Socio-Medics                            Delaware
IMI Acquisition Corp.                            Delaware
ARC Networks Corp.                               New York
Trans Global Services, Inc.                      Delaware
Resource Management International, Inc.          Delaware
ARC Acquisition Group, Inc.                      New York
Avionics Research Corp.                          New York
Avionics Research Corporation of Florida         Florida
3D Holdings, Inc.                                Delaware
CDS Acquisition Corp.                            Delaware
CDS, Inc.                                        Delaware
3D Technology, Inc.                              Delaware
3D Imaging International, Inc.                   Delaware


                                      Ex-2

                           Page is intentionally blank

               CONSOLIDATED TECHNOLOGY GROUP LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

               Consolidated Technology Group Ltd. and Subsidiaries
                              Financial Statements
                                December 31, 1998
                                      Index

                                                                        Page
                                                                    -----------
Independent Auditor's Report                                            F-3

Consolidated Balance Sheets - December 31, 1998 and 1997             F-4 - F-5

Consolidated Statements of Operations - Years Ended December
 31, 1998, 1997 and 1996                                                F-6

Consolidated Statements of Comprehensive Income (Loss) -
 Years Ended December 31, 1998, 1997 and 1996                           F-7

Consolidated Statements of Cash Flows - Years Ended
 December 31, 1998, 1997 and 1996                                    F-8 - F-10

Consolidated Statements of Shareholders' Equity
 (Deficit) - Years Ended December 31, 1998, 1997 and 1996           F-11 - F-13

Notes to Consolidated Financial Statements                          F-15 - F-42

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Consolidated Technology Group Ltd.
New York, New York


         We have audited the accompanying consolidated balance sheets of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Technology Group Ltd. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


MOORE STEPHENS, P.C.
Certified Public Accountants,

Cranford, New Jersey
January 28, 1999
[Except for Note 23 as to which the
  date is March 31, 1999]

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                                       1998               1997
                                                                                       ----               ----
Assets:
  Current assets:
    Cash and cash equivalents                                                     $     179,000     $      871,000
    Marketable securities                                                             5,092,000                 --
    Net current assets of discontinued segments                                         926,000          1,254,000
    Prepaid expenses and other current assets                                            17,000             89,000
    Receivables, net of allowances                                                           --          2,184,000
    Excess of accumulated costs over related billings                                        --            542,000
                                                                                      ---------          ---------
      Total current assets                                                            6,214,000          4,940,000
                                                                                      ---------          ---------

  Property, plant and equipment, net                                                         --            356,000
                                                                                                           -------

  Other assets:

    Net assets of discontinued segments                                               3,979,000         19,865,000
    Investment in unconsolidated affiliate                                              760,000                 --
    Receivables, related parties                                                        420,000            420,000
    Marketable securities                                                                 2,000             19,000
    Customer lists, net                                                                      --          3,067,000
    Capitalized software development costs                                                   --            183,000
    Other assets                                                                             --            133,000
                                                                                      ---------        -----------
      Total Other Assets                                                              5,161,000         23,687,000
                                                                                      ---------         ----------

        Total Assets                                                              $  11,375,000     $   28,983,000
                                                                                     ==========         ==========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                                       1998               1997
                                                                                       ----               ----
Liabilities and Shareholders' Deficit:
  Current liabilities:
    Net current liabilities of discontinued segments                              $   4,194,000     $   17,402,000
    Accrued litigation settlement costs                                                 843,000            316,000
    Accounts payable                                                                    452,000          3,200,000
    Other accrued expenses                                                              123,000            276,000
    Accrued payroll and related expenses                                                 31,000            418,000
    Current portion of subordinated debt                                                 27,000                 --
    Accrued interest                                                                      5,000              9,000
    Interim billings in excess of costs and estimated profits                                --          1,069,000
    Current debt obligations                                                                 --            955,000
    Current portion of capitalized lease obligations                                         --             23,000
    Notes payable, related parties                                                           --             10,000
                                                                                      ---------         ----------
      Total current liabilities                                                       5,675,000         23,678,000
                                                                                      ---------         ----------

  Long-term liabilities:
    Subordinated debt                                                                        --            139,000
                                                                                                           -------

  Contingencies (footnote 22)

  Minority interest                                                                   6,367,000         15,511,000
                                                                                      ---------         ----------

  Shareholders' deficit:
    Preferred stock                                                                       3,000              3,000
    Common stock (50,000,000 shares authorized, 49,053,996 and 49,910,996 shares issued and outstanding as of December 31, 1998 and 1997,
      respectively)                                                                     491,000            499,000
    Additional paid-in capital                                                       57,713,000         52,152,000
    Accumulated other comprehensive income (expense)                                     52,000           (116,000)
    Accumulated deficit                                                             (58,808,000)       (62,883,000)
    Less common stock in treasury, at cost (1,186,500 shares at December 31,
      1998)                                                                            (118,000)                --
                                                                                        -------         ----------
      Total shareholders' deficit                                                      (667,000)       (10,345,000)
                                                                                        -------         ----------

        Total Liabilities and Shareholders' Deficit                               $  11,375,000     $   28,983,000
                                                                                     ==========         ==========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                                                              Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Subsidiary's Revenue                                                       --     $   7,882,000     $    8,541,000
Subsidiary's Direct Costs                                                  --         6,155,000          6,931,000
                                                                                      ---------      --  ---------
Subsidiary's Gross Profit                                                  --         1,727,000          1,610,000
                                                                                      ---------      --  ---------
Selling, General and Administrative Expense:
  Corporate termination payments for executive contracts        $   1,970,000                --                 --
  Corporate professional fees                                       1,179,000           268,000            305,000
  Corporate salaries, payroll and fringe benefits                     735,000         1,340,000            874,000
  Corporate other general and administrative expense                  736,000           700,000            951,000
  Corporate settlement costs                                          397,000           723,000                 --
  Corporate consulting fees                                           329,000           128,000            474,000
  Corporate related party bad debt expense                            135,000           345,000                 --
  Corporate related party commissions                                      --           358,000                 --
  Subsidiary's selling, general and administrative expense                 --         4,110,000          2,221,000
  Subsidiary's stock option expense                                        --           300,000          3,492,000
  Subsidiary's issuance of stock in lieu of cash payment                   --                --          1,680,000
                                                                    ---------         ---------          ---------
    Total selling, general and administrative expense               5,481,000         8,272,000          9,997,000
                                                                    ---------         ---------          ---------
Loss from Operations                                               (5,481,000)       (6,545,000)        (8,387,000)
                                                                    ---------         ---------          ---------
Other Income (Expense):
  Gain (loss) on sale of marketable securities                        113,000          (368,000)           823,000
  Corporate other income (expense), net                                62,000          (153,000)           368,000
  Corporate interest expense                                           (8,000)          (12,000)           (98,000)
  Subsidiary's other expense, net                                          --          (287,000)          (264,000)
  Subsidiary's interest expense                                            --          (308,000)          (444,000)
                                                                      -------         ---------            -------
    Other income (expense), net                                       167,000        (1,128,000)           385,000
                                                                      -------         ---------            -------
Loss from Continuing Operations Before Income Taxes,
  Minority Interest and Share of Unconsolidated Affiliate's
  Loss                                                             (5,314,000)       (7,673,000)        (8,002,000)
Income Tax Provision                                                  (20,000)               --            (49,000)
Minority Interest in (Income) Loss of Subsidiaries                   (179,000)        2,443,000          3,098,000
Share of Income (Loss) of Unconsolidated Affiliate                     71,000                --                 --
                                                                    ---------         ---------          ---------
Loss from Continuing Operations                                    (5,442,000)       (5,230,000)        (4,953,000)
Discontinued Operations:
  Income (loss) from operations of discontinued segments           (2,929,000)       (7,099,000)        (4,617,000)
  Gain (loss) on disposal of segments                               6,792,000          (336,000)                --
                                                                    ---------        ----------          ---------
Loss before Extraordinary Item                                     (1,579,000)      (12,665,000)        (9,570,000)
Extraordinary Gain on Debt Extinguishment                           5,676,000                --                 --
                                                                    ---------        ----------          ---------
Net Income (Loss)                                             $     4,097,000    ($  12,665,000)   ($    9,570,000)
                                                                    =========        ==========          =========

Basic and Diluted Earnings (Loss) per Common Share:
    Loss from continuing operations                                    ($0.12)           ($0.15)            ($0.13)
    Income (loss) from operations of discontinued segments              (0.06)            (0.11)             (0.10)
    Gain (loss) on disposal of segment                                   0.14             (0.01)                --
    Extraordinary income                                                 0.12                --                 --
                                                                         ----              ----               ----
    Net income (loss)                                                   $0.08            ($0.27)            ($0.23)
                                                                         ====              ====               ====

Weighted average number of common shares                           49,154,754        47,161,799         41,639,293
                                                                   ==========        ==========         ==========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)

                                                                                Year Ended December 31,
                                                                     1998              1997                1996
                                                                     ----              ----                ----
Net Income (Loss)                                               $   4,097,000    ($  12,665,000)   ($    9,570,000)
                                                                    ---------        ----------          ---------

Other Comprehensive Income (Loss):
  Unrealized Investment Holdings Income (Expense):
    Unrealized holding gain (loss) on available for sale              329,000          (132,000)          (323,000)
      securities
    Reclassification for realized gain (loss) on available
      for sale securities                                            (161,000)               --            250,000
                                                                      -------           -------            -------
                                                                      168,000          (132,000)           (73,000)
  Unrealized gain (loss) on Foreign Exchange Translation                   --           (86,000)           103,000
                                                                      -------           --------           -------
      Other Comprehensive Income (Expense)                            168,000          (218,000)            30,000
                                                                      -------           -------             ------
Comprehensive Income (Loss)                                     $   4,265,000    ($  12,883,000)   ($    9,540,000)
                                                                    =========        ==========          =========

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Cash Flows from Operating Activities:
Loss from continuing operations                                ($   5,442,000)   ($   5,230,000)   ($    4,953,000)
Gain (loss) on disposal of segments                                 6,792,000          (336,000)                --
Extraordinary Gain on Debt Extinguishment                           5,676,000                --                 --
                                                                    ---------         ---------          ---------
                                                                    7,026,000        (5,566,000)        (4,953,000)
Adjustments to reconcile loss from continuing operations
 to net cash used in continuing operations:
    Gain (loss) on disposal of segments                            (6,792,000)          336,000                 --
    Extraordinary gain on debt extinguishment                      (5,676,000)               --                 --
    Minority interest in net income (loss) of subsidiaries            179,000        (2,443,000)        (3,098,000)
    Bad debt expense                                                  135,000         1,159,000            355,000
    (Gain) loss on sale of marketable securities                     (113,000)          368,000           (823,000)
    Share of income of unconsolidated affiliate                       (71,000)               --                 --
    Value of stock issued in lieu of cash                              80,000            73,000             45,000
    Loss on disposal of fixed assets                                   40,000           138,000                 --
    Depreciation and amortization                                       9,000           619,000            534,000
    Write-off deferred offering costs                                      --           480,000                 --
    Impaired asset write-offs                                              --           415,000                 --
    Noncash expense from subsidiaries issuance of stock
      options                                                              --           300,000          3,492,000
    Equity method loss in subsidiaries joint venture                       --           140,000            264,000
    Value of subsidiaries stock issued in lieu of cash                     --                --          1,680,000
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Prepaid expense and other current assets                      (12,000)          268,000             (7,000)
        Receivables                                                        --          (711,000)          (334,000)
        Excess of accumulated costs over related billings                  --           (75,000)           (65,000)
      Increase (decrease) in liabilities:
        Accrued payroll and related expenses                         (387,000)          418,000            (43,000)
        Accounts payable and accrued expenses                        (330,000)        1,142,000           (609,000)
        Accrued interest                                               (4,000)           (9,000)            85,000
        Income taxes payable                                               --          (168,000)            49,000
        Interim billings in excess of costs and estimated
         profits                                                           --          (121,000)          (484,000)
                                                                    ---------           -------            -------
Net cash used in continuing operations                             (5,916,000)       (3,237,000)        (3,912,000)
                                                                    ---------         ---------          ---------
Loss from discontinued operations                                  (2,929,000)       (7,099,000)        (4,617,000)
Adjustments to reconcile loss from discontinued operations
 to net cash used by discontinued operations:
    Net change in assets and liabilities                           (1,290,000)          (297,000)        (6,020,000)
    Depreciation and amortization                                   1,447,000         5,926,000          6,432,000
    Bad debt expense                                                  684,000         2,449,000          2,588,000
    Loss on disposal of fixed assets                                       --           324,000            167,000
                                                                    ---------         ---------            -------
Net cash provided by (used in) discontinued operations             (2,088,000)        1,303,000         (1,450,000)
                                                                    ---------         ---------          ---------

Net cash used in operating activities                              (8,004,000)       (1,934,000)        (5,362,000)
                                                                    ---------         ---------          ---------
                                                                                                        (continued)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                     1998              1997               1996
                                                                     ----              ----               ----
Cash Flows from Investing Activities:
  Net proceeds from disposal of segments                           14,994,000                --                 --
  Investments in marketable securities                            (13,761,000)          (20,000)          (385,000)
  Proceeds from sale of marketable securities                       8,967,000            97,000          1,244,000
  Cash of affiliate converted to an equity method investment         (855,000)               --                 --
  (Increase) decrease in other assets                                  99,000          (107,000)           196,000
  Payments for loans made                                             (49,000)         (220,000)        (3,133,000)
  Capital expenditures                                                 (1,000)         (239,000)          (188,000)
  Capitalized software development costs                                   --          (462,000)          (279,000)
  Collections for repayment of loans made                                  --           342,000          3,449,000
                                                                    ---------           -------          ---------
Net cash provided by (used in) investing activities                 9,394,000          (609,000)           904,000
                                                                    ---------           -------            -------

Cash Flows from Financing Activities:
  Repayment of discontinued subsidiaries debt                      (1,620,000)               --                 --
  Value of common stock returned as part of termination
   payments for executive contracts                                  (223,000)               --                 --
  Purchase treasury stock                                            (118,000)               --                 --
  Repayment of subordinated debt                                      (91,000)               --                 --
  Debt repayments                                                     (30,000)          (16,000)        (3,390,000)
  Proceeds from exercise of subsidiary's stock options                     --         1,958,000          1,600,000
  Net advances from (payments to) asset based lender                       --           345,000           (117,000)
  Proceeds from issuance of subordinated debt                              --           139,000                 --
  Cost of subsidiaries issuance of common stock                            --           (75,000)        (1,369,000)
  Payments on capital lease obligations                                    --           (33,000)          (192,000)
  Proceeds from issuance of debt                                           --            30,000          3,000,000
  Issuance of subsidiaries common stock                                    --                --          5,175,000
  Issuance of common stock                                                 --                --            912,000
                                                                    ---------         ---------            -------
Net cash provided by (used in) financing activities                (2,082,000)        2,348,000          5,619,000
                                                                    ---------         ---------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                 (692,000)         (195,000)         1,161,000
Cash and Cash Equivalents (Overdraft) at Beginning of Period
                                                                      871,000         1,066,000            (95,000)
                                                                      -------         ---------             ------
Cash and Cash Equivalents at End of Period                      $     179,000     $     871,000     $    1,066,000
                                                                      =======           =======          =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                    $      12,000     $     295,000     $      457,000
                                                                      =======           =======            =======
    Income taxes                                                           --                --     $       26,000
                                                                                                            ======
                                                                                                       (concluded)

                 See notes to consolidated financial statements

               Consolidated Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

Supplemental Disclosures of Non Cash Investing and Financing Activities:

During the year ended December 31, 1998:
* In lieu of cash payment, the Company issued 333,000 shares of common stock valued at $80,000.
* In connection with the termination of an executive's contract, received 1,190,000 shares of common stock previously issued to executive valued at $223,000, which was recorded as a reduction of contract termination expense.
* Effective January 1, 1999, the Company converted the Medical Information Services segment from a consolidated subsidiary to an investment in unconsolidated affiliate. As a result, the following balances that are included in the December 31, 1997 balance sheet are not included for 1998: $84,000 of prepaid and other current assets, $2.2 million of net receivables, $542,000 of excess of accumulated costs over billings, $308,000 of property, plant and equipment, $3.1 million of customer lists, $183,000 of capitalized software development costs, $13,000 of other assets, $2.1 million of accounts payable and accrued expense, $1.1 million of interim billings in excess of costs and estimated profits, $955,000 of current debt obligations, $23,000 of current capitalized lease obligations and $8,150,000 of minority interest. When the segment was converted to an investment in unconsolidated affiliate, the resulting investment balance was in excess of the Company's ownership share in the affiliate's equity by $5.7 million and such excess was credited to additional paid-in capital. The Company's the investment in the unconsolidated affiliate amounted to $689,000 at the date of the conversion.

During the Year Ended December 31, 1997:
* In lieu of cash payment, the Company issued 1,223,225 shares of common stock valued at $73,000.
* A subsidiary of the Company, operating in the medical information services segment, incurred non-cash expense from the issuance of common stock valued at $300,000 for the acquisition of certain assets.

During the Year Ended December 31, 1996:
* A subsidiary of the Company, operating in the medical information services segment, incurred non-cash expense from the issuance of stock options and warrants to purchase stock valued at $3.5 million.
* In lieu of cash payment, the Company issued 200,000 shares of common stock valued at $45,000.
* A subsidiary of the Company operating in the medical information services segments issued common stock valued at $1.7 million in lieu of cash payments for services performed.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1998

                                                      Convert Affiliate
                                                        to an Equity         Stock Issued in
                                        Balance at         Method             Lieu of Cash        Cancellation of
                                       December 31,       Investment             Payment            Common Stock
                                           1997          (footnote 8)         (footnote 12)         (footnote 19)
                                           ----          ------------         -------------         -------------
Preferred stock, $1.00 par
 value, $3.50 and $.10,
 Series B and E, 8,000 shares
 authorized each:
   Shares                                       262                --                    --                    --
   Amount                               $     1,000                --                    --                    --
Preferred stock, $1.00 par
 value, $8.00 subordinated
 Series F, 6,000 shares
 authorized:
   Shares                                     2,700                --                    --                    --
   Amount                               $     2,000                --                    --                    --
                                        -----------             -----                 -----                 -----
Total Preferred stock                   $     3,000                --                    --                    --

Common stock, $0.01 par
 value, 50,000,000 shares
 authorized:
   Shares                                49,910,996                --               333,000           (1,190,000)
   Amount                               $   499,000                --          $      3,000             ($11,000)
Additional paid-in capital              $52,152,000       $ 5,696,000          $     77,000            ($212,000)
Accumulated other
 comprehensive income
 (expense)                                ($116,000)               --                    --                   --
Accumulated deficit                    ($62,883,000)               --                    --                   --
Less common stock in
 treasury, at cost:
   Shares                                        --                --                    --                   --
   Amount                                        --                --                    --                   --
                                          ---------         ---------                ------               ------
Total shareholders' equity (deficit)   ($10,345,000)      $ 5,696,000          $     80,000          $  (223,000)
                                         ==========         =========                ======               ======

                                                                                                     (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1998

                                                                                          Cost of
                                                                     Unrealized          Treasury
                                                                     Investment           Shares            Balance at
                                           Net        Preferred     Holding Gains         Acquired         December 31,
                                         Income       Dividends     (footnote 5)        (footnote 13)          1998
                                         ------       ---------     ------------        -------------          ----
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                        --            --             --                   --                262
   Amount                                        --            --             --                   --       $      1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                        --            --             --                   --              2,700
   Amount                                        --            --             --                   --       $      2,000
                                              -----         -----          -----                -----              -----
Total Preferred stock                            --            --             --                   --       $      3,000

Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                        --            --             --                   --         49,053,996
   Amount                                        --            --             --                   --       $    491,000
Additional paid-in capital                       --            --             --                   --       $ 57,713,000
Accumulated other comprehensive
 income (expense)                                --            --     $  168,000                   --       $     52,000
Accumulated deficit                      $4,097,000     ($ 22,000)            --                   --      ($ 58,808,000)
Less common stock in treasury,
 at cost:
   Shares                                        --            --             --           (1,186,500)        (1,186,500)
   Amount                                        --            --             --            ($118,000)        ($ 118,000)
                                          ---------        ------        -------             --------          ---------
Total shareholders' equity (deficit)     $4,097,000     ($ 22,000)    $  168,000            ($118,000)        ($ 667,000)
                                          =========        ======        =======              =======           ========
                                                                                                              (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1997

                                         Balance         Conversion of        Stock Issued in
                                           at          Series A Preferred       Lieu of Cash
                                       December 31,          Stock                Payment
                                           1996          (footnote 12)          (footnote 12)        Net Loss
                                           ----          -------------         --------------        --------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    22,891            (22,891)                    --                --
   Amount                               $    23,000          ($ 23,000)                    --                --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                 --                     --                --
   Amount                               $     1,000                 --                     --                --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                 --                     --                --
   Amount                               $     2,000                 --                     --                --
                                        -----------             ------                  -----             -----
Total Preferred stock, par value        $    26,000          ($ 23,000)                    --                --
Additional paid-in capital
 preferred stock                        $    92,000          ($ 92,000)                    --                --
Common stock, $0.01 par value,
 50,000,000 shares authorized
   Shares                                45,795,828          2,891,943              1,223,225                --
   Amount                               $   458,000        $    29,000             $   12,000                --
Additional paid-in capital              $52,005,000        $    86,000             $   61,000                --
Accumulated other comprehensive
 income (expense)                       $   102,000                 --                     --                --
Accumulated deficit                    ($50,218,000)                --                     --     ($ 12,665,000)
                                        -----------         ----------                 ------        ----------
  Total shareholders' equity            $ 2,465,000        $        --             $   73,000     ($ 12,665,000)
                                        ===========         ==========                 ======        ==========

                                                                                                     (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1997

                                      Unrealized Loss       Unrealized
                                        on Foreign          Investment            Balance at
                                         Exchange         Holding Losses         December 31,
                                        Translation        (footnote 5)             1997
                                        -----------        ------------             ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                        --                  --                    --
   Amount                                        --                  --                    --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                        --                  --                   262
   Amount                                        --                  --         $       1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                        --                  --                 2,700
   Amount                                        --                  --         $       2,000
                                              -----               -----                 -----
Total Preferred stock, par value                 --                  --         $       3,000
Additional paid-in capital
 preferred stock                                 --                  --                    --
Common stock, $0.01 par value,
 50,000,000 shares authorized
   Shares                                        --                  --            49,910,996
   Amount                                        --                  --         $     499,000
Additional paid-in capital                       --                  --         $  52,152,000
Accumulated other comprehensive
 income (expense)                         ($ 86,000)         ($ 132,000)           ($ 116,000)
Accumulated deficit                              --                  --         ($ 62,883,000)
                                             ------            --------            ----------
  Total shareholders' equity              ($ 86,000)         ($ 132,000)        ($ 10,345,000)
                                             ======             =======            ==========
                                                                                  (concluded)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                                         Conversion of       Stock Issued in
                                        Balance at     Series A Preferred      Lieu of Cash     Stock Issued for
                                       December 31,          Stock               Payment            Offerings
                                           1995          (footnote 12)        (footnote 12)       (footnote 12)
                                           ----          -------------        -------------       -------------
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                    66,596           (43,705)                   --                  --
   Amount                              $     67,000         ($ 44,000)                   --                  --
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                       262                --                    --                  --
   Amount                              $      1,000                --                    --                  --
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                     2,700                --                    --                  --
   Amount                              $      2,000                --                    --                  --
                                             ------            ------                 -----               -----
Total Preferred stock, par value       $     70,000         ($ 44,000)                   --                  --
Additional paid-in capital
 preferred stock                       $    266,000        ($ 174,000)                   --                  --
Common stock, $0.01 par value,
 50,000,000 shares authorized
   Shares                                26,655,071         5,690,757               200,000          13,250,000
   Amount                              $    267,000        $   57,000           $     2,000        $    132,000
Additional paid-in capital             $ 51,021,000        $  161,000           $    43,000        $    780,000
Accumulated other comprehensive
 income (expense)                      $     72,000                --                    --                  --
Accumulated deficit                   ($ 40,648,000)               --                    --                  --
                                         ----------             -----                ------             -------
  Total shareholders' equity           $ 11,048,000        $       --           $    45,000        $    912,000
                                         ==========             =====                ======             =======

                                                                                                    (continued)

                 See notes to consolidated financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                  Consolidated Statement of Shareholders Equity
                      for the Year Ended December 31, 1996

                                                    Unrealized Gain       Unrealized
                                                      on Foreign          Investment         Balance at
                                                       Exchange         Holding Losses       December 31,
                                        Net Loss      Translation        (footnote 5)            1996
                                       ----------     -----------        ------------            ----
Preferred stock $1.00 par value,
 6% Series A, Authorized
 77,713 shares:
   Shares                                      --              --                  --               22,891
   Amount                                      --              --                  --         $     23,000
Preferred stock, $1.00 par value,
 $3.50 and $.10, Series B and E,
 8,000 shares authorized each:
   Shares                                      --              --                  --                  262
   Amount                                      --              --                  --         $      1,000
Preferred stock, $1.00 par value,
 $8.00 subordinated Series F,
 6,000 shares authorized:
   Shares                                      --              --                  --                2,700
   Amount                                      --              --                  --         $      2,000
                                            -----           -----               -----          -----------
Total Preferred stock, par value               --              --                  --         $     26,000
Additional paid-in capital
 preferred stock                               --              --                  --         $     92,000
Common stock, $0.01 par value.
 50,000,000 shares authorized
   Shares                                      --              --                  --           45,795,828
   Amount                                      --              --                  --         $    458,000
Additional paid-in capital                     --              --                  --         $ 52,005,000
Accumulated other comprehensive
 income (expense)                              --       $ 103,000           ($ 73,000)        $    102,000
Accumulated deficit                  ($ 9,570,000)             --                  --        ($ 50,218,000)
                                      -----------       ---------            --------          -----------
  Total shareholders' equity         ($ 9,570,000       $ 103,000           ($ 73,000)        $  2,465,000)
                                      ===========       =========            ========          ===========

                                                                                               (concluded)

                 See notes to consolidated financial statements.

                           Page is intentionally blank

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 (1)     Summary of Significant Accounting Policies

Nature of Operations - Consolidated Technology Group, Ltd., (the "Company", "Consolidated" or the "Registrant") is a publicly held holding company which has, or has had, controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp., ("SISC")), in its consolidated subsidiaries which previously operated in various business segments throughout the United States. During 1998 and 1997, the Company discontinued seven operating segments and in 1998 its one remaining segment was required to be converted to an unconsolidated equity method investment. As a result, as of December 31, 1998, the Company has no operating segments.

(A) The unconsolidated affiliate of the Company as of December 31, 1998 is as follows:

         Netsmart Technologies, Inc., ("Netsmart"), through its wholly owned subsidiary, Creative Socio-Medics, Corp., ("CSM") is a supplier of enterprise wide software solutions for the mental health and behavioral health market place. Netsmart is a publicly held company, whose stock is traded on the NASDAQ stock market under the ticker symbol "NTST" and as of December 31, 1998, the Company owned approximately 36%, or 992,624 shares, of the common stock of Netsmart. As of December 31, 1997, the Company and Netsmart shared two common directors and the same Chief Executive Officer ("CEO") and Chairman of the Board, which resulted in the Company having significant influence over the operations and decisions of Netsmart. Furthermore, the former CEO and Chairman of the Board of the Company owned a large block of Netsmart common stock. Accordingly, up until December 31, 1997, Netsmart was considered a consolidated affiliate for accounting purposes. In April 1998, the former CEO and Chairman of the Board of both the Company and Netsmart resigned from both positions and the two common board directors of both the Company and Netsmart resigned. Due to the above change in effective control, Netsmart is presented in the financial statements as an unconsolidated affiliate for the year ended December 31, 1998. [See footnote (23) "Subsequent Events - Netsmart Stock Sale".]


(B) The subsidiaries that were discontinued during 1998 are as follows (see footnote 15):

(i) Trans Global Services, Inc., ("Trans Global"), and its subsidiaries, Avionics-Research Holdings, ("Avionics"), and Resource Management International, Inc., ("RMI"), which provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations, was formerly the Contract Engineering Services segment. Trans Global is a publicly held company whose stock is traded on the NASDAQ stock market under the ticker symbol "TGSI". As of December 31, 1998, the Company owned approximately 40%, or 1,529,994 shares, of the outstanding common stock of Trans Global. At December 31, 1997, the Company and Trans Global shared a common CEO and Chairman of the Board, who owned approximately 4% of Trans Global's common stock and held warrants to purchase additional shares of Trans Global's common stock. In April 1998, the former CEO and Chairman of the Board of the Company and Trans Global resigned as an officer and director of both companies. As of the date of this report, the Company and Trans Global do not have a common CEO, however, because of the Company's ownership interest in Trans Global and because the three present directors of the Company are three of the five directors of Trans Global, Trans Global is treated as a consolidated subsidiary. See footnotes 12 and 21 in connection with obligations and potential obligations the Company has to Trans Global. The Company and Trans Global entered into an agreement whereby SISC currently intends to transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. As a result of the agreement between the Company and Trans Global, Trans Global is presented as a discontinued segment as of December 31, 1998. [See footnote (23) "Subsequent Events - Trans Global Agreement".]

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(ii) Arc Networks, Inc., ("Arc Networks"), a privately held company, which, among other things, installs telephonic network systems and buys and resells local telephone service, was formerly the Telecommunications segment. As of December 31, 1998, the Company owned approximately 67%, or 6,392,800 shares, of the outstanding common stock of Arc Networks and as such, Arc Networks is treated as a consolidated subsidiary. The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company will sell all of its equity interest in Arc Networks for $850,000. As a result of the sale, Arc Networks is presented as a discontinued segment as of December 31, 1998. [See footnote (23) "Subsequent Events - Arc Networks Stock Sale".]

(C) The subsidiaries that were discontinued during 1997 are as follows (see footnote 15):

(i) International Magnetic Imaging, Inc., ("IMI") which performs magnetic resonance imaging and other medical diagnostic services, was formerly the Medical Diagnostics segment.

(ii) Sequential Electronic Systems, Inc. ("SES"), and S-Tech, Inc. ("S-Tech") which are subsidiaries of SES Holdings Inc., ("SESH") which is a wholly owned subsidiary of SpecTec, Inc. ("SpecTec") and Televend, Inc., ("Televend"), and FMX, Corp. ("FMX"). This group of companies which manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products, were formerly, the Electro-Optical and Electro-Mechanical Products Manufacturing segment.

(iii) 3D Holdings International, Inc., (3D"), and its subsidiaries, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc., ("3DI"), and Vero International, Inc., ("Vero"), are companies that provide three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering, were formerly the Three Dimensional Products and Services segment.

(iv) WWR Technology, Inc., ("WWR"), a subsidiary of SESH which manufactures and sells a professional line of loudspeakers, was formerly the Audio Products Manufacturing segment.

(v) The Trinity Group, Inc. ("Trinity") which provides a variety of financial and business related services, was formerly the Business Consulting Services segment.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned and voting controlled subsidiaries. Investments in 20% to 50% owned companies in which the Company does not have effective control are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities - All of the Company's investments have readily determinable fair values, are categorized as available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a separate component of stockholders' equity and are included in the statement of other comprehensive income (loss). Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss. All of the marketable securities that are classified as current assets consist of U.S. Treasury Bills that have a maturity date of six months from the date of purchase.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Property, Plant and Equipment - Property, plant and equipment are carried at cost less allowances for accumulated depreciation. The cost of furniture and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture and fixtures. Leasehold improvements and capitalized lease obligations are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense.

Research and Development - The Company had no research and development expense for 1998. The Company's prior period research and product development activities were conducted by Netsmart, which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate. Netsmart's research and development expense for 1997 and 1996 approximated $217,000 and $278,000, respectively. All of the Company's research and development activities were company financed and were expensed as incurred.

Intangible Assets - Intangible assets consist of capitalized software development costs and customer lists.

Capitalized Software Development Costs - The capitalized software development costs as of December 31, 1997 are all attributed to Netsmart, which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate. As of December 31, 1998, the Company does not have any capitalized software development costs. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detailed program design free of high risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis using the straight-line method over the estimated economic life of the product, estimated to be approximately 2-5 years. Research and development costs incurred to establish technological feasibility are expensed as incurred.

Customer Lists - The customer lists as of December 31, 1997 are all attributed to Netsmart, which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate. As of December 31, 1998, the Company does not have any customer lists. Customer lists are being amortized over twelve to fifteen years on the straight-line basis.

Impairment - Certain long-term assets of the Company including the intangible assets described above, are reviewed on a quarterly basis as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected net cash flows from related operations. If impairment is deemed to exist, the assets will be written-down to fair value or projected net cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Impairment and the method of projecting net cash flows (discounted or undiscounted and without interest charges) is determined at the subsidiary level. Based on this evaluation, as of December 31, 1998, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future cash flows may change in the near term, thus resulting in an acceleration in or complete write-off of the unamortized balance of certain long lived assets. During 1997, Netsmart wrote-off impaired assets approximating $415,000, which is included in selling, general and administrative expense.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Deferred Offering Costs - Deferred offering costs represent amounts paid or accrued for costs associated with stock offerings. During 1996, Netsmart completed a public offering in which offering costs of $1.4 million were incurred and offset against the total gross proceeds of the offering.

Minority Interest - For consolidated subsidiaries that are not wholly owned the Company eliminates the minority interest portion of the related profits and losses. The allocable losses of such minority interests is in excess of the Company's investment in such subsidiaries by approximately $1.5 million and $2.7 million, respectively, at December 31, 1998 and 1997. For 1998, the minority interest in excess of the Company's investment relates to Arc Networks and for 1997, $753,000 relates to Netsmart, which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate, $1 million relates to Arc Networks, $644,000 relates to 3D Holdings, $291,000 relates to SESH and its subsidiaries and $33,000 relates to IMI.

Revenue Recognition - All of the Company's revenue in 1997 and 1996 was generated by Netsmart. Netsmart recognizes revenue principally from the licensing of its software, and from consulting and maintenance services rendered in connection with such licensing activity. Revenue from licensing is recognized under the terms of the licenses. Consulting revenue is recognized when the services are rendered. Revenues from fixed price software development contracts and revenue under license agreements, which require significant modification of the software package to the customer's specification, are recognized on the estimated percentage-of-completion method. Using the units-of-work performed method to measure progress towards completion, revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits. It is reasonably possible that the excess of accumulated costs over related billings and interim billings in excess of costs and estimated profits may be subject to change in the near future. Revenue from the software package license agreements without significant vendor obligation is recognized upon delivery of the software. Information processing revenues are recognized in the period in which the service is provided. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Software development revenues from time-and-materials contracts are recognized as services are performed.

Netsmart's costs, estimated profits, and billings on uncompleted contracts are summarized as follows:

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
Costs Incurred on Uncompleted Contracts                                                     --       $ 2,730,000
Estimated Profits                                                                           --         1,293,000
Less Billings to Date                                                                       --        (4,550,000)
                                                                                                       ---------
   Net                                                                                      --        ($ 527,000)
                                                                                                         =======

Excess of Accumulated Costs Over Related Billings                                           --       $   542,000
Interim Billings in Excess of Costs and Estimated Profits                                   --        (1,069,000)
                                                                                                       ---------
   Net                                                                                      --        ($ 527,000)
                                                                                                         =======

The 1998 balances include no such amounts since effective January 1, 1998; Netsmart is accounted for as an investment in an unconsolidated affiliate.

Earnings (Loss) Per Share -Basic earnings (loss) per share reflects the amount of earnings or loss for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. increasing

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period exceeds the exercise price of the options or warrants. As of December 31, 1998, the Company does not have any dilutive items and a dual presentation of earnings per share is not presented. A warrant to purchase 1,000,000 shares of common stock at $0.75 per share was outstanding for all of 1998, 1997 and 1996 periods but was not included in the computation of diluted loss per common share because the warrant's exercise price was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, was outstanding at December 31, 1998.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For investment in marketable securities, fair value is estimated based on current quoted market price. Management estimates that the fair value of its long-term obligations is as follows:

                                                    Carrying Amount                        Fair Value
                                                      December 31,                         December 31,
                                                1998               1997              1998               1997
                                                ----               ----              ----               ----
Debt maturing Within One Year              $     27,000     $     965,000       $     27,000       $    965,000
                                                 ======           =======             ======            =======
Long-term debt                             $         --     $     139,000       $         --       $    139,000
                                                                  =======                               =======

For 1997, approximately $935,000 of carrying amount and fair value relates to Netsmart and 1998 includes no such amounts for Netsmart, which effective January 1, 1998 is accounted for as an investment in unconsolidated affiliate.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable arising from normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1998 the Company had no cash balances in excess of federally insured limits and as of December 31, 1997 such amounts approximated $840,000. For 1996 Netsmart received 22%, or $1.9 million of its revenue from one customer and received $2.8 million and $2.6 million in revenue for 1997 and 1996, respectively, from contracts with government agencies.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the option of recording stock options to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. The Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by APB Opinion No. 25, rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable.

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

Reclassifications - Certain 1997 and 1996 items have been reclassified to conform to the December 31, 1998 presentation.

(2) Going Concern

From December 31, 1995 through December 31, 1997, the ability of the Company to continue as a going concern has been in doubt. During that period the Company made attempts at raising capital, or assisting its subsidiaries in raising capital, at levels that would allow the subsidiaries to operate at profitable levels. Such efforts were unsuccessful for a majority of its subsidiaries and the Company was unable to generate positive cash flow. In 1998 and 1997 the Company disposed of all of its operating entities including IMI. The April 2, 1998, disposal of IMI generated approximately $15 million in net cash and disposed of approximately $13.4 million in intangible assets, $20 million in debt and capital lease obligations and $5 million in accounts payable and accrued expenses. Approximately $2.2 million of the net proceeds was used for termination payments on executive contracts, $2.5 million was used to pay existing obligations of the Company, $2 million was loaned to Arc Networks and $1.6 million was used to extinguish the remaining obligations of IMI. During 1998, approximately $137,000 was paid for litigation settlement costs and $1 million for professional fees primarily related to the negotiation of the settlements and approximately $600,000 was used for the ongoing operations of the Company. As of December 31, 1998, the Company had cash of $179,000 and marketable securities approximating $5.1 million invested in US Treasury Bills. Excluding the net current liabilities of discontinued segments, the Company had positive working capital of approximately $3.8 million. As of the date of this report the Company does not have definitive plans for the use of its existing working capital, however, the Company believes that it has sufficient resources to enable it to operate for a period greater than one year from December 31, 1998.

(3) Receivables, Net of Allowances

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
Receivables                                                                                  --     $   2,532,000
Less:  Allowance for bad debts                                                               --          (348,000)
                                                                                                        ---------
Receivables, net of allowances                                                               --     $   2,184,000
                                                                                                        =========

                                                                             Year Ended December 31,
The changes in the allowance for bad debts are as follows:           1998              1997              1996
                                                                     ----              ----              ----
Balance at beginning of period                                             --       $   288,000      $    146,000
Provision for the period                                                   --           814,000           260,000
Write-offs for the period                                                  --          (754,000)         (118,000)
                                                                                        -------           -------
Balance at end of periods                                                  --       $   348,000      $    288,000
                                                                                        =======           =======

    All of the above trade receivable activity relates to Netsmart which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(4) Receivables, Related Parties

In 1997, SISC sold 258,333 common shares of Trans Global to the president of Trans Global at $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. Payment by the president of Trans Global for such shares is evidenced by a $420,000, non-recourse, non-interest bearing, promissory note from the president of Trans Global due 2002.

During 1998 and 1997, the Company wrote-off approximately $135,000 and $345,000, respectively of amounts due from Universal International, Inc., a company affiliated with the former CEO and Secretary of the Company. During 1996 the Company wrote-off approximately $95,000 of amounts due from Fingermatrix a company affiliated with the former CEO of the Company.

(5) Marketable Securities

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
Current Marketable Securities
Cost Basis, U.S. Treasury Bills (due April 1, 1999)                              $   5,040,000                --
Net Unrealized Holding Gain (Loss) on Marketable Securities                             52,000                --
                                                                                     ---------
Market Value                                                                         5,092,000                --
                                                                                     =========

Long-term Marketable Securities
Cost Basis, Stocks                                                               $       2,000       $   135,000
Net Unrealized Holding Gain (Loss) on Marketable Securities                                 --          (116,000)
                                                                                         -----           -------
Market Value                                                                     $       2,000       $    19,000
                                                                                         =====            ======

Change in Net Unrealized Holding Gain (Loss) on Marketable Securities:
Balance at the Beginning of the Period                                          ($     116,000)      $    16,000
Unrealized Holding Gain (Loss)                                                         329,000          (132,000)
Reclassification for Realized Gain (Loss) on Sale of Securities                       (242,000)               --
Recognize Permanent Decline in Value of Stocks                                          81,000                --
                                                                                        ------       ------------
Balance at End of Period                                                                52,000       ($  116,000)
                                                                                        ======           =======

For purposes of determining gain or (loss) on the sale of securities, the cost is based on the average cost of all shares of each such security held at the date of sale. Gain or (Loss) on security sales is calculated as follows:

                                                                             Year Ended December 31,
                                                                     1998              1997              1996
                                                                     ----              ----              ----
Proceeds from Security Sales                                     $  8,968,000     $     455,000      $  1,244,000
Cost of Securities Sold                                             8,774,000           823,000           421,000
                                                                    ---------           -------           -------
Gain (Loss) on Sale of Marketable Securities                          194,000          (368,000)          823,000
Permanent Decline in Marketable Securities                            (81,000)               --                --
                                                                      -------           -------           -------
Net Gain (Loss) on Marketable Securities                         $    113,000    ($     368,000)          823,000
                                                                      =======           =======           =======

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(6) Property, Plant and Equipment

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
Furniture and Office Equipment                                                            1,000            642,000
Leasehold Improvements                                                                       --            182,000
                                                                                          -----            -------
   Cost                                                                                   1,000            824,000
Less: Accumulated Depreciation and Amortization                                          (1,000)          (483,000)
                                                                                          -----            -------
   Net                                                                                       --            341,000
                                                                                          -----            -------
Equipment Held Under Capital Lease Obligations                                               --             50,000
Less: Accumulated Amortization                                                           (   --)           (35,000)
                                                                                             --             ------
   Net                                                                                       --             15,000
                                                                                          -----            -------
Property, Plant and Equipment, Net                                                  $        --      $     356,000
                                                                                             ==            =======

Depreciation expense charged to operations was $8,000, $187,000 and $162,000 for 1998, 1997 and 1996, respectively. All of the property, plant and equipment serve as collateral for debt and capital lease obligations. The 1997 balances includes net property, plant and equipment of $308,000 related to Netsmart and no such amounts in 1998 for Netsmart, which effective January 1, 1998 is accounted for as an investment in an unconsolidated affiliate. Additionally, Netsmart's depreciation expense for 1997 and 1996 amounted to $170,000 and $146,000, respectively. During 1998, the Company disposed of fixed assets having a net book value of approximately $40,000 for no consideration.

(7) Intangible Assets

                                                            December 31,
                                                       1998              1997
                                                       ----              ----
Capitalized Software Development Costs                     --      $    326,000
Less: Accumulated Amortization                             --          (143,000)
                                                                        -------
Capitalized Software Development Costs, Net                --      $    183,000
                                                                        =======

Customer Lists                                             --      $  4,106,000
Less: Accumulated Amortization                             --        (1,039,000)
                                                                      ---------
Customer Lists, Net                                        --      $  3,067,000
                                                                      =========


Amortization expense charged to operations was $431,000 and $377,000 for 1997 and 1996. During 1997, Netsmart wrote-off $415,000 of impaired capitalized software development costs which is included in selling, general and administrative expense. For 1997 all of the intangible assets relates to Netsmart which effective January 1, 1998, Netsmart is accounted for as an investment in an unconsolidated affiliate.

(8) Investment in Unconsolidated Affiliated Companies

Effective January 1, 1998, due to a change in effective control, the Company's investment in Netsmart is accounted for as an investment in an unconsolidated affiliate where as prior to 1998, Netsmart was accounted for as a consolidated affiliate. On January 1, 1998, the cost basis of the Company's investment in Netsmart differed from the underlying value of Netsmart's equity and such difference was recorded as an increase in the additional paid-in capital of the Company. The following calculates the amount applied to the Company's additional paid-in capital.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Investment basis in Netsmart prior to converting Netsmart
 to an equity method investment at January 1, 1998                $  5,116,000
Company's share of Netsmart's losses while accounted for as
 a consolidated affiliate prior to January 1, 1998                 (10,122,000)
                                                                    ----------
                                                                    (5,006,000)
Company's equity method share of Netsmart's equity at
 January 1, 1998                                                       690,000
                                                                       -------
Adjustment to the Company's additional paid-in capital            $  5,696,000
                                                                     =========

The Company's investment in Netsmart, under the equity method, amounted to $760,000 as of December 31, 1998 and the Company's share of Netsmart's income amounted to $71,000 for the year ended December 31, 1998. [See footnote (23) "Subsequent Events - Netsmart Stock Sale".] The results of operations and financial position of Netsmart is summarized as follows:

                                            Year Ended December 31,

Condensed Statement of              1998              1997              1996
 Operations Information:            ----              ----              ----

  Net revenues                $   9,569,000     $   7,882,000     $   8,541,000
                                 ==========        ==========        ==========
  Gross profit                $   5,084,000     $   1,727,000     $   1,332,000
                                 ==========        ==========        ==========
  Net income (loss)           $     196,000   ($   3,459,000)   ($   6,599,000)
                                 ==========        ==========        ==========


                                                          December 31,

Condensed Balance Sheet Information:                 1998              1997
                                                     ----              ----
  Current assets                               $   6,958,000     $   3,664,000
                                                   =========         =========
  Non-current assets                           $   3,331,000     $   3,676,000
                                                   =========         =========
  Current liabilities                          $   6,948,000     $   4,200,000
                                                   =========         =========
  Shareholders' equity                         $   3,284,000     $   3,140,000
                                                   =========         =========


(9) Current and Long-term Debt Obligations

                                                                                            December 31,
                                                                                       1998              1997
                                                                                       ----              ----
Current Debt Obligations:
  Asset-Based Lender - Accounts Receivable - Netsmart (a)                                   --      $    935,000
  8% Promissory Note, due on demand (b)                                                     --            20,000
                                                                                                         -------
    Total Current Debt Obligations                                                          --      $    955,000
                                                                                                         =======
Subordinated Debt:
  15% Promissory Notes, interest and principle due July 1999 (c)                  $     27,000      $    139,000
  Current Portion of Subordinated Debt                                                  27,000                --
                                                                                        ------           -------
    Long-term Subordinated Debt                                                   $         --      $    139,000
                                                                                        ======           =======
Notes Payable, Related Parties:
  Advances from the former CEO's wife (d)                                                   --            10,000
                                                                                                          ======

Total Debt Obligations                                                            $     27,000      $  1,104,000
                                                                                        ======         =========

(a) Effective January 1, 1998 Netsmart is accounted for as an investment in an unconsolidated affiliate (see footnote 8) and as such Netsmart's debt is not included in the December 31, 1998 balance sheet. The following discusses the debt of Netsmart as of December 31, 1997. In July 1997, Netsmart modified its existing accounts receivable financing agreement with an asset-based lender, whereby Netsmart can borrow up to 80% of eligible receivables and pays interest at the prime rate plus 8.5% and a fee equal to 0.625% of the amount of the invoice. All of the accounts receivable and property and equipment of Netsmart collateralize this note. Netsmart's weighted average interest rate on this short-term borrowing outstanding for 1997 was approximately 22%.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(b) In 1997, SISC received a $20,000 loan from an unrelated individual in order to fund a development stage company. The development stage company had nominal activity and in 1998 all further plans to fund the development stage company were aborted and the loan was paid off in April 1998.

(c) In July 1997, the Company issued the 15% subordinated promissory notes. In April 1998, the Company repaid $112,000 of such notes and the remainder is due in July 1999.

(d) In 1997, the Company received a $10,000 advance from the wife of the former CEO which was repaid in April 1998 without interest.

(10) Lease Obligations

Capitalized Lease Obligations - All of the capitalized lease obligations included in the December 31, 1997 balance sheet relate to Netsmart, which effective January 1, 1998 is classified as an investment in an unconsolidated affiliate. The Company does not have any capitalized lease obligations as of December 31, 1998

Operating Lease Obligations - The Company leases real estate for certain of its operational and administrative facilities under noncancelable operating leases expiring during the next fifteen years. The real estate leases contain clauses which permit adjustments of lease payments based upon changes in the "Consumer Price Index", options to renew the leases for periods up to an additional fifteen years and additional payments for a proportionate share of real estate taxes and common area operating expenses. The Company's present executive offices are located at 160 Broadway, New York, NY 10038, which it occupies pursuant to a lease expiring in February 2003 and its accounting offices are located at 2424 North Federal Highway, Boca Raton, FL 33431, which it occupies pursuant to a lease expiring in February 2000. The current base rent for such premises approximates $10,000 per month.

Minimum future rental payments under noncancelable operating leases having a remaining term in excess of one year are as follows:

1999                                                               $    89,000
2000                                                                    89,000
2001                                                                    89,000
2002                                                                    89,000
2003                                                                    89,000
                                                                       -------
Total                                                              $   445,000
                                                                       =======


Rent expense for 1998, 1997 and 1996 approximated $81,000, $441,000 and, $458,000, respectively. A portion of the Company's rent during 1998, 1997 and 1996 was charged to subsidiaries that have been discontinued. Additionally, rent expense for 1997 and 1996 includes $341,000 and $358,000, respectively, of rent expense related to Netsmart.

(11) Income Taxes

Under SFAS No. 109 "Accounting for Income Taxes", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                             December 31,
                                                         1998           1997
                                                         ----           ----
Deferred Tax Assets:
Federal and State Net Operating Loss Carryforward   $  6,100,000   $  7,900,000
Valuation Allowance                                ($  6,100,000) ($  7,900,000)
                                                      ----------     ----------
Net Deferred Tax Asset                                        --             --
                                                      ==========     ==========

The Company's deferred tax asset valuation allowance was $6.1 million and $7.9 million as of December 31, 1998 and 1997, respectively. The decrease in the valuation allowance of $1.8 million for 1998 is comprised of the federal and state net operating loss carryforwards.

The current and deferred income tax components of the (provision) benefit for income taxes consist of the following:

                                               Year Ended December 31,
                                      1998              1997              1996
                                      ----              ----              ----
Current:
Federal                                 --                --                --
State                           ($  20,000)               --        ($  49,000)
                                    ------                              ------
                                (   20,000)               --        (   49,000)
Deferred                                --                --                --
                                    ------                              ------
Total                           ($  20,000)               --        ($  49,000
                                    ======                ==            ======


The provision for income taxes varies from the amount computed by applying the statutory rate for the reasons below:

                                                  Year Ended December 31,
                                               1998        1997         1996
                                               ----        ----         ----
Provision Based on Statutory Rate              35.0%      (35.0%)      (35.0%)
Benefit of Graduated Rates                     (1.0%)       1.0%         1.0%
State Taxes (Net of Federal Benefit)            0.4%         --          0.5%
Increase in (Utilization) of Net
 Operating Loss Carryforwards                 (34.0%)      34.0%        34.0%
                                               ----        ----         ----
                                                0.4%        0.0%         0.5%
                                               ====        ====         ====

The Company's provision for income taxes is comprised of state income taxes for 1998 and 1996. The Company will have federal and state net operating loss carryforwards of approximately $15.3 million. Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited if substantial changes in Company ownership were to occur. The federal and state net operating loss carryforwards expire in years 1999 through 2012 (the state expiration dates vary based on individual state income tax laws).

(12) Capital Stock

Common Stock - As of December 31, 1998, the authorized number of shares of common stock, par value $0.01 is 50,000,000 shares of which 49,053,996 shares are issued, 47,867,496 shares are outstanding and 1,186,500 shares are held in treasury. As of December 31, 1998 and 1997, 49,910,996 shares are issued and outstanding.

Stock Issued in Lieu of Cash Payment - For 1998, 1997 and 1996 the Company issued 333,333, 1,223,225 and 200,000 shares, respectively, in connection with consulting and financing services valued at $80,000, $73,000 and $45,000, respectively. The expense calculated was determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Value of Common Stock Returned as Part of Termination Payments for Executive Contracts - In connection with the termination of an executive's contract, the Company received 1,190,000 shares of common stock previously issued to such executive valued at $223,000, which was recorded as a reduction of contract termination expense.

Regulation S Offerings - Pursuant to an offering in September 1996 made under Regulation S of the Securities Act of 1933, as amended, the Company received net proceeds of $912,000 in connection with the issuance of 13,250,000 shares of common stock.

Conversion of Series A Preferred Stock - During 1997 and 1996, respectively, the Company issued 2,891,943 and 5,690,757 shares of common stock upon the conversion of 22,891 and 43,705 shares, respectively, of series A preferred stock.

Preferred Stock - As of December 31, 1998, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 are issued and outstanding as of December 31, 1998 and 1997, respectively.

Series A - The series A convertible preferred stock, which was all issued during the period April 1993 through July 1993, bears a cumulative dividend of 6%, is redeemable at any time at the option of the Company at a redemption price of $10 per share, and is convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 130.208 (7,812.5 prior to 60:1 reverse split) shares of common stock for each share of preferred stock. As of December 31, 1998, all of the series A Preferred stock was converted.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders may receive $87.50 per share and all accrued dividends. Accrued dividends on the series B Preferred stock as of December 31, 1998 approximated $595. No dividends were declared for 1998, 1997 and 1996.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accrued dividends on the series E Preferred stock as of December 31, 1998 approximated $9. No dividends were declared for 1998, 1997 and 1996.

Series F (2,700 shares issued and outstanding) - As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. One share will be issued for each $100 of principal indebtedness owed. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the series B preferred stock are paid or provided for. Accrued dividends on the series F Preferred stock as of December 31, 1998 approximated $22,000. No dividends were declared for 1998, 1997 and 1996.

Series G - The Company issued the Series G Preferred stock to Trans Global in consideration for $2.1 million that another subsidiary of the Company owed to Trans Global. Originally, the series G preferred stock converted automatically on September 30, 1999 into such number of the Company's common stock as having a value equaling $2.1 million. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the series G preferred stock, to change the rights and preferences of such preferred stock such that the conversion privileges were terminated and the series G preferred stock became redeemable at an aggregate redemption price of $2.1 million. The series G preferred stock requires dividend payments at $42 per share and are payable when declared by the Company's board of directors. No dividends were declared during 1998 and accrued and unpaid dividends as of December 31, 1998 approximated $137,000. Because the series G

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Preferred stock is held solely by a consolidated subsidiary, all such amounts eliminate in consolidation. The Company and Trans Global entered into an agreement whereby SISC currently intends to transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. [See footnote
(23) "Subsequent Events - Trans Global Agreement".]

(13) Treasury Stock

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of December 31, 1998, the Company had repurchased 1,186,500 shares in transactions with an aggregate value of $118,000. Treasury share changes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              Year Ended December 31,
                                           1998        1997        1996
                                           ----        ----        ----
Balance at beginning of year                   --          --          --
Stock purchases                         1,186,500          --          --
Stock issuance activity                        --          --          --
                                        ---------
Balance at end of year                  1,186,500          --          --
                                        =========


(14) Series A Common Stock Purchase Warrant:

On September 30, 1994, in connection with the financing of the IMI acquisition, the Company issued to a financing company, a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. This warrant is exercisable on or before September 30, 1999 and expires on October 1, 1999. The number and kind of securities purchasable upon the exercise of this warrant and the exercise price is subject to adjustment from time to time upon the happening of (a) certain stock reclassification or consolidation or merger events; (b) certain stock split transactions; or (c) certain dividend declarations, such that the value of shares that would have been received upon exercise of the warrant immediately prior to the above events is equivalent to the value of shares receivable upon exercise of the warrant immediately subsequent to the above events. The weighted average exercise price of such warrants is $0.75 for each of 1998, 1997 and 1996 and the weighted average remaining contractual life of such warrants as of December 31, 1998, 1997 and 1996 was 1 years, 2 years and 3 years, respectively.

(15)     Discontinued Operations

During 1998, the Company discontinued the Contract Engineering Services and Telecommunications segments, and during 1997, discontinued the Audio Products Manufacturing, Three Dimensional Products and Services, Medical Diagnostics, Electro-Optical and Electro-Mechanical Products Manufacturing and Business Consulting Services segments. As a result, as of December 31, 1998, the Company has no operating business segments. The following table summarizes the financial statement information of the discontinued segments.

                                                                                            December 31,
                                                                                        1998             1997
                                                                                        ----             ----
  Net Current Assets of Discontinued Segments:
    Contract Engineering Services                                                 $     926,000    $     210,000
    Electro-Optical and Electro-Mechanical Products Manufacturing
                                                                                             --        1,044,000
                                                                                        -------        ---------
                                                                                  $     926,000    $   1,254,000
                                                                                        =======        =========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                        1998             1997
                                                                                        ----             ----
  Net Long-term Assets of Discontinued Segments:
    Contract Engineering Services                                                 $   3,791,000        4,200,000
    Telecommunications                                                                  188,000           48,000
    Medical Diagnostics                                                                      --       15,436,000
    Electro-Optical and Electro-Mechanical Products Manufacturing
                                                                                             --          180,000
    Business Consulting Services                                                             --            1,000
                                                                                      ---------       ----------
                                                                                  $   3,979,000       19,865,000
                                                                                      =========       ==========

  Net Current Liabilities of Discontinued Segments:
    Telecommunications                                                            $   3,463,000        2,790,000
    Three Dimensional Products and Services                                             482,000        2,605,000
    Medical Diagnostics                                                                 249,000       11,914,000
    Electro-Optical and Electro-Mechanical Products Manufacturing                            --           93,000
                                                                                      ---------       ----------
                                                                                  $   4,194,000       17,402,000
                                                                                      =========       ==========

                                                                                    Year Ended December 31,
                                                                           1998              1997              1996
                                                                           ----              ----              ----
  Income (Loss) from Discontinued Operations
    Contract Engineering Services                                     $    222,000      $  1,023,000     ($    607,000)
    Telecommunications                                                  (2,709,000)       (2,734,000)       (1,635,000)
    Audio Products Manufacturing                                                --          (293,000)         (893,000)
    Three Dimensional Products and Services                                     --        (1,636,000)       (1,471,000)
    Medical Diagnostics                                                   (577,000)       (1,188,000)        1,446,000
    Electro-Optical and Electro-Mechanical Products Manufacturing
                                                                                --        (2,604,000)       (2,164,000)
    Business Consulting Services                                                --           221,000           263,000
    Intercompany Transactions                                              135,000           112,000           444,000
                                                                         ---------         ---------         ---------
                                                                     ($  2,929,000)    ($  7,099,000)    ($  4,617,000)
                                                                         =========         =========         =========

  Gain (Loss) on Disposal of Segments:
    Audio Products Manufacturing                                                --      $    129,000                --
    Three Dimensional Products and Services                           $  1,941,000          (465,000)               --
    Medical Diagnostics                                                  4,883,000                --                --
    Electro-Optical and Electro-Mechanical Products Manufacturing
                                                                           (31,000)               --                --
    Business Consulting Services                                             1,000                --                --
                                                                         ---------           -------
                                                                      $  6,792,000     ($    336,000)               --
                                                                         =========           =======

(a) Contract Engineering Services - The Company and Trans Global entered into an agreement whereby SISC currently intends to transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. As a result of the agreement between the Company and Trans Global, Trans Global is presented as a discontinued segment as of December 31, 1998. [See footnote (23) "Subsequent Events - Trans Global Agreement".] The Company anticipates that the

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

discontinuation of Trans Global will result in a gain on disposal that would not be recorded until the disposal occurs in 1999. The Company's share of Trans Global's net losses from January 1, 1999 through the anticipated date of disposal is estimated to be $128,000 and such amount is accrued as of December 31, 1998. The revenues of the Contract Engineering Services segment approximated $67 million, $75.7 million and $63.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The operations of the Contract Engineering Services segment are classified as income (loss) from the operations of a discontinued segment. As of December 31, 1998 and 1997 the assets and liabilities of the Contract Engineering Services segment included in the Company's consolidated balance sheet consisted of the following. December 31,

                                                                                        1998              1997
                                                                                        ----              ----
  Cash                                                                            $      35,000     $     328,000
  Accounts receivable, net                                                            3,923,000         5,472,000
  Loans receivable                                                                        5,000                --
  Prepaid expenses and other current assets                                             474,000           353,000
  Property, plant and equipment                                                         170,000           193,000
  Goodwill                                                                              727,000           776,000
  Customer lists, net                                                                 2,389,000         2,614,000
  Deferred offering costs                                                               236,000                --
  Receivable, related parties                                                            50,000           235,000
  Other assets                                                                          219,000           382,000
                                                                                      ---------        ----------
      Total assets                                                                    8,228,000        10,353,000
                                                                                      ---------        ----------
  Accrued estimated losses through expected disposal date                               128,000                --
  Accounts payable and accrued expenses                                                 267,000           742,000
  Accrued payroll and related expenses                                                  529,000         1,416,000
  Income taxes payable                                                                   13,000            76,000
  Current debt obligations                                                            2,574,000         3,709,000
                                                                                      ---------         ---------
      Total liabilities                                                               3,511,000         5,943,000
                                                                                      ---------         ---------
         Net assets to be disposed of                                             $   4,717,000     $   4,410,000
                                                                                      =========         =========

  Presented in the balance sheet as follows:
  Net current assets of discontinued segment                                      $     926,000     $      210,000
  Net long-term assets of discontinued segment                                        3,791,000          4,200,000
                                                                                      ---------          ---------
  Net assets to be disposed of                                                    $   4,717,000     $    4,410,000
                                                                                     ===========         =========

(b) Telecommunications - The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company will sell all of its equity interest in Arc Networks for $850,000. As a result of the sale, Arc Networks is presented as a discontinued segment as of December 31, 1998. [See footnote (23) "Subsequent Events - Arc Networks Stock Sale".] The Company anticipates that the discontinuation of Arc Networks will result in a gain on disposal that would not be recorded until the date of disposal in 1999. The Company's share of Arc Networks' net losses from January 1, 1999 through the anticipated date of disposal are estimated to be approximately $800,000 and such amount is accrued as of December 31, 1998. The revenues of the Telecommunications segment approximated $13.9 million, $9.6 million and $5.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The operations of the Telecommunications segment are classified as income (loss) from the operations of a discontinued segment. As of December 31, 1998 and 1997 the assets and liabilities of the Telecommunications segment included in the Company's consolidated balance sheet consisted of the following.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                            December 31,
                                                                                        1998              1997
                                                                                        ----              ----
  Cash                                                                            $     193,000     $      69,000
  Accounts receivable, net                                                            2,992,000         2,386,000
  Excess of accumulated costs over related billings                                     159,000           100,000
  Prepaid expenses and other current assets                                              98,000            33,000
  Property, plant and equipment                                                         125,000            85,000
  Goodwill                                                                              240,000                --
  Customer lists, net                                                                    53,000                --
  Deferred offering costs                                                               249,000            71,000
  Other assets                                                                           86,000            50,000
                                                                                      ---------         ---------
      Total assets                                                                    4,195,000         2,794,000
                                                                                      ---------         ---------
  Accrued estimated losses through expected disposal date                               800,000                --
  Accounts payable and accrued expenses                                               5,320,000         3,099,000
  Excess of accumulated billings over related costs                                     463,000         1,277,000
  Current debt obligations                                                              250,000           987,000
  Current portion of capitalized lease obligations                                       20,000            15,000
  Notes payable, related parties                                                         52,000                --
  Long-term debt                                                                        550,000           124,000
  Capitalized lease obligations                                                          15,000            34,000
                                                                                      ---------         ---------
      Total liabilities                                                               7,470,000         5,536,000
                                                                                      ---------         ---------
         Net liabilities to be disposed of                                       ($   3,275,000)   ($   2,742,000)
                                                                                      =========         =========

  Presented in the balance sheet as follows:
  Net long-term assets of discontinued segment                                    $     188,000     $      48,000
  Net current liabilities of discontinued segment                                    (3,463,000)       (2,790,000)
                                                                                      ---------         ---------
  Net liabilities to be disposed of                                              ($   3,275,000)   ($   2,742,000)
                                                                                      =========         =========

(c) Audio Products Manufacturing - In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc., ("WWR"), the subsidiary in which all of the Audio Products Manufacturing segment's operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the Audio Products Manufacturing segment through May 1997 approximated $1.2 million. The operations of WWR up to the date of the disposal are classified as a loss from the operations of a discontinued segment.

(d) Three Dimensional Products and Services - Effective June 30, 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three-Dimensional Products and Services segment. As a result of the plan, the Company sold one of the subsidiaries operating in the segment for a gain of approximately $136,000 and wrote-off all of the segment's remaining subsidiaries assets, consisting primarily of capitalized product development costs and property, plant and equipment. The remaining subsidiaries liabilities were reclassified as net current liabilities of a discontinued segment and included an estimate of $250,000 for anticipated losses from January 1, 1998 through March 31, 1998, the date that all operations of the segment ceased and an estimated loss on disposal of the remaining subsidiaries of approximately $601,000. During 1998, the Company revised its estimates and determined that it may have to pay only $482,000 of the segment's remaining liabilities and $1.1 million of liabilities that existed as of December 31, 1997 were written-off. During 1998, the Company recorded a $1.9 million gain on the disposal of the segment which includes the recapture of the $601,000 estimated loss on disposal that was recorded as of December 31, 1997. The revenues of the Three-Dimensional Products and Services segment were approximately $92,000, $281,000 and $839,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The operations of the Three Dimensional Products and Services segment are

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

classified as a loss from the operations of a discontinued segment. As of December 31, 1998 and 1997 the liabilities of the Three-Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following.

                                                                                             December 31,
                                                                                        1998              1997
                                                                                        ----              ----
  Accrued estimated losses through expected disposal date                                    --     $     250,000
  Accrued estimated loss on disposal                                                         --           601,000
  Accounts payable and accrued expenses                                           $     130,000         1,031,000
  Accrued payroll and related expenses                                                   98,000           246,000
  Accrued interest                                                                       24,000            24,000
  Notes payable, related parties                                                         95,000           278,000
  Current portion of long-term debt                                                     135,000           175,000
                                                                                        -------           -------
  Net current liabilities of discontinued segment                                ($     482,000)   ($   2,605,000)
                                                                                        =======         =========

(e) Medical Diagnostics - Effective September 1, 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Medical Diagnostics segment. Pursuant to such plan, on April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI"). Such sale resulted in a gain on disposal of approximately $4.9 million as follows:

Proceeds from Sale of Assets:
    Cash                                                         $ 19,950,000
    Assumption of liabilities                                      24,904,000
    Direct expenses of sale                                        (3,188,000)
                                                                    ---------
  Net proceeds from sale of assets                                 41,666,000
  Net Book Value of Assets Sold                                    21,636,000
                                                                   ----------
  Gain on Sale of Assets                                           20,030,000
  Write-off Intangible Assets not Sold                             13,380,000
                                                                   ----------
  Gain on Sale after Write-off of Intangible Assets                 6,650,000
  Portion of Gain Attributable to Minority Interest Holders         1,767,000
                                                                    ---------
  Gain on Disposal of Segment                                    $  4,883,000
                                                                    =========

The remaining net current liabilities of the Medical Diagnostic segment as of December 31, 1998, consisted of income taxes. The revenues of the Medical Diagnostics segment approximated $6.8 million from January 1, 1998 through April 2, 1998 and approximated $29.4 million and $31.1 million for the years ended December 31, 1997 and 1996, respectively. The operations of the Medical Diagnostics segment are classified as income (loss) from the operations of a discontinued segment. As of December 31, 1998 and 1997 the assets and liabilities of the Medical Diagnostics segment included in the Company's consolidated balance sheet consisted of the following.

                                                        December 31,
                                                   1998              1997
                                                   ----              ----
Cash                                        $          --     $    1,813,000
Accounts receivable, net                               --          9,802,000
Loans receivable                                       --            325,000
Prepaid expenses and other current assets              --            258,000
Property, plant and equipment                          --          9,738,000
Goodwill                                               --          9,181,000
Customer lists, net                                    --          4,430,000
Receivable, long-term                                  --          1,271,000
Other assets                                           --            736,000
                                                                  ----------
  Total assets                                         --         37,554,000
                                                                  ----------

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                            December 31,
                                                          1998         1997
                                                          ----         ----
Accrued estimated losses through expected disposal date       --       250,000
Accounts payable and accrued expenses                         --     3,982,000
Accrued interest                                              --       814,000
Income taxes payable                                     249,000       249,000
Subordinated debt related parties                             --       924,000
Current debt obligations                                      --    10,932,000
Current portion of subordinated debt                          --     5,721,000
Current portion of capitalized lease obligations              --     1,240,000
Deferred interest                                             --       499,000
Long-term debt                                                --     7,711,000
Capitalized lease obligations                                 --     1,702,000
Subordinated debt                                             --         8,000
                                                         -------    ----------
  Total liabilities                                      249,000    34,032,000
                                                         -------    ----------
    Net assets (liabilities) to be disposed of        ($ 249,000)  $ 3,522,000
                                                         =======     =========

Presented in the balance sheet as follows:
Net current liabilities of discontinued segment       ($ 249,000) ($11,914,000)
Net long-term assets of discontinued segment                  --    15,436,000
                                                         -------     ---------
Net assets (liabilities) to be disposed of            ($ 249,000)  $ 3,522,000
                                                         =======     =========

(f) Electro-Optical and Electro-Mechanical Products Manufacturing - Effective December 31, 1997, the Company entered into an agreement to sell the Electro-Optical and Electro-Mechanical Products Manufacturing segment. The loss on the disposal of the segment approximated $31,000. The revenues of the Electro-Optical and Electro-Mechanical Products Manufacturing segment were $3.1 million and $2.4 million for the years ended December 31, 1997 and 1996, respectively. The operations of the Electro-Optica and Electro-Mechanical Products Manufacturing segment are classified as a loss from the operations of a discontinued segment. As of December 31, 1997 the assets and liabilities of the Electro-Optical and Electro-Mechanical Products Manufacturing segment included in the Company's consolidated balance sheet consisted of the following.

                                                                 December 31,
                                                                    1997
                                                                    ----
Cash                                                         $       29,000
Accounts receivable, net                                            304,000
Inventories                                                       1,820,000
Prepaid and other current assets                                      4,000
Property, plant and equipment                                       160,000
Other assets                                                         20,000
                                                                  ---------
  Total assets                                                    2,337,000
                                                                  ---------
Accounts payable and accrued expenses                               781,000
Accrued payroll and related obligations                              34,000
Notes payable, related parties                                       34,000
Current portion of long-term debt                                   303,000
Current portion of capitalized lease obligations                     54,000
                                                                  ---------
  Total liabilities                                               1,206,000
                                                                  ---------
    Net assets to be disposed of                             $    1,131,000
                                                                  =========

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                  December 31,
                                                                     1997
                                                                     ----
Presented in the balance sheet as follows:
Net current assets of discontinued segment                    $    1,044,000
Net current liabilities of discontinued segment                      (93,000)
Net long-term assets of discontinued segment                         180,000
                                                                     -------
Net assets to be disposed of                                  $    1,131,000
                                                                   =========

(g) Business Consulting Services - Effective December 31, 1997, the Company entered into an agreement to sell the Business Consulting Services segment. The loss on the disposal of the segment approximated $1,000. The revenues of the Business Consulting Services segment were $508,000 and $388,000 for the years ended December 31, 1997 and 1996, respectively. The operations of the Business Consulting Services segment are classified as a loss from the operations of a discontinued segment. As of December 31, 1997, the net assets of the Business Consulting Services segment consisted of $1,000 of net property, plant and equipment presented in the balance sheet as net long-term assets of a discontinued segment.

(16) Extraordinary Gain on Extinguishment of Debt

On August 12, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of IMI. The Company paid approximately $1.9 million in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes. In connection with the settlement, the Company issued 333,000 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of IMI. The Company recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for the year ended December 31, 1998 in connection with the debt settlement.

(17) Lafayette Settlement Agreement

On December 20, 1996, SISC entered into an agreement among SISC, DLB, Inc. ("DLB"), Lewis S. Schiller ("LSS"), and Lafayette Industries, Inc. ("Lafayette"), (the "Lafayette Purchase Agreement") pursuant to which SISC and DLB transferred to Lafayette all of the issued and outstanding common stock of SESH, in exchange for a controlling interest in Lafayette. The Company recorded the transaction as a reverse acquisition. At the date of the Lafayette Purchase Agreement, SESH was an 80% owned subsidiary of SISC. Lafayette issued to SISC 1,000 shares of Class A preferred stock which was convertible at a ratio that would have given SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which had a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH, which was held by SISC. Lafayette's prior principal business, which was the manufacture and sale of store fixtures, had been discontinued.

Lafayette's Form 10-KSB for the year ended December 31, 1996, filed April 15, 1997, included a disclaimer of opinion by Lafayette's independent certified public accountants. This report disclosed that there was substantial doubt with respect to Lafayette's ability to continue as a going concern. In addition, Lafayette's accountants reported that they were unable to obtain written representations from Lafayette's counsel regarding litigation relating, among other things, to financial guarantees. Because of material uncertainties on the part of the Company and SISC with respect to Lafayette's guarantees, pending litigation, the accuracy of representations and warranties made by Lafayette in the Lafayette Purchase Agreement, the accuracy and completeness of Lafayette's financial

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

statements with respect to material liabilities, Lafayette's financial condition and other matters, all of which were brought to the attention of Lafayette by SISC following the discovery thereof, SISC's and Lafayette's respective boards of directors determined that, in order to avoid costly and time consuming litigation, Lafayette and SISC would enter into an agreement providing for, among other things, the following: (a) Lafayette's transfer to SPECTEC, Inc., ("SPECTEC"), a majority owned subsidiary of SISC, and to DLB and LSS, as their respective interests appeared, of all of Lafayette's interest in SESH acquired by Lafayette pursuant to the Lafayette Purchase Agreement; (b) SISC's transfer (or the transfer to Lafayette by any other holder) of all of the Class A convertible preferred stock and series B redeemable preferred stock of Lafayette issued by Lafayette in consideration of the purchase of the capital stock of SESH under the Lafayette Purchase Agreement; (c) DLB's and LSS's waiver of their respective rights, as provided for in the Lafayette Purchase Agreement, to receive any shares of Lafayette Common Stock; (d) the cancellation of all obligations for loans and/or advances by Lafayette to SESH or subsidiaries of SESH and the treatment of the amount of any such loans and/or advances as additional contributions to capital; (e) the indemnification by SPECTEC of Lafayette, on a limited basis, from and against any losses or damages resulting from claims by those investors who purchased from Lafayette 8,000,000 shares of Lafayette's capital stock in private transactions between December 20, 1996 and April 21, 1997; and (f) the delivery by SPECTEC to Lafayette of any of such securities purchased by such investors which were delivered to such investors by Lafayette. A Settlement Agreement containing the foregoing provisions was consummated between Lafayette, SISC, DLB, LSS and SPECTEC as of April 21, 1997.

At the time of the reverse acquisition, Lafayette's prior operations were discontinued and the Company's statement of operations for the years ended December 31, 1997 and 1996 do not include any operating activity related to Lafayette.

(18) Related Party Transactions

Advances to an Unconsolidated Subsidiary:

The Company and its subsidiary, Trans Global, had made advances to Universal International, Inc., a company that the Company's former Secretary is an owner. These advances had no fixed due dates or terms and as of April 1998, all of such advances were written-off. The outstanding balances owed to the Company and Trans Global from Universal International, Inc. was $187,000 and $517,000, respectively, at December 31, 1997 and 1996 and the greatest amount outstanding to Universal during the years ended December 31, 1998, 1997 and 1996 was $600,000.

Common Stock Sold to former Chief Executive Officer:

In July 1997, the Company's former CEO, purchased 1,190,000 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of sale, which was $0.06 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to the CEO for accrued and unpaid compensation. In April 1998, in connection with the former CEO's resignation, these shares were returned to the Company, (see footnote 19).

Sale of Subsidiary Stock to Subsidiary Executive and Employees:

In 1997, SISC sold 258,333 common shares of Trans Global to the president of Trans Global at $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. The Company's book basis in such shares approximated $622,000 resulting in a loss on the sale of approximately $191,000 for the year ended December 31, 1997. Payment by the president of Trans Global is evidenced by a non-interest bearing, non-recourse promissory note from the president of Trans Global, due 2002.

In 1997, SISC sold 151,920 common shares of Netsmart to certain employees of Netsmart at $0.23 per share. The Company's book basis in such shares approximated $201,000 resulting in a loss on the sale of approximately

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

$165,000 for the year ended December 31, 1997.

Reimbursement of Legal Costs

During 1998, the Company paid approximately $50,000 to each of Edward D. Bright, who is Chairman of the Board, Teasurer, Secretary and a director of Consolidated, and Patterson Travis, a brokerage firm that represents certain shareholders of Consolidated for reimbursement of legal expenses incurred by the two related parties in conjunction with the Schiller termination.

(19) Resignation of Registrant's Directors, Chief Executive Officer and Corporate Secretary

On March 30, 1998, the Company and SISC entered into a series of agreements with Lewis S. Schiller ("Schiller"), Grazyna B. Wnuk ("Wnuk"), E. Gerald Kay ("Kay") and Norman J. Hoskin ("Hoskin"). Pursuant to the agreements:

         a) Schiller, Wnuk, Kay and Hoskin resigned as directors and officers of the Company and its subsidiaries contemporaneously with the closing of the sale by IMI of substantially all of its assets pursuant to an asset purchase agreement dated as of January 28, 1998 between IMI and Comprehensive Medical Imaging, Inc. The sale by IMI is referred to as the "IMI Sale" (see footnote 15 (e)).

         b) In consideration for payments of approximately $4.0 million to Schiller and Wnuk, the Company purchased from Schiller and Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. Such payments represent a significant discount from the amounts due under their respective employment agreements. Of such amounts, $1.6 million relates to Schiller's and Wnuk's stock interests in IMI. The remainder of $2.4 million relates to obligations of the Company, of which approximately $600,000 has been previously accrued in the financial statements, resulting in increased expense of approximately $1.8 million during 1998.

         c) During April 1998, Schiller transferred to the Company 1,190,000 shares of the Company's Common Stock owned by him.

         d) The Company transferred to Schiller or his designees for nominal consideration, certain subsidiaries of the Company. Such subsidiaries operated at a loss and in the aggregate had a negative net worth (see footnotes 15(f) and 15(g)).

         e) Schiller entered into a three-year consulting agreement with the Company, for which he was entitled to receive annual compensation of $100,000. (Subsequently, the consulting agreement was terminated (see footnote 23 "Subsequent Events").

         f) The Company, its subsidiaries and Schiller, Wnuk, Kay and Hoskin executed mutual releases and the Company provided Schiller, Wnuk, Kay and Hoskin with certain indemnification rights.

The negotiations with respect to these agreements, were conducted with representatives of shareholders who are not affiliated with the prior management or with the plaintiffs in certain litigation against the Company.

Immediately prior to the completion of the IMI Sale, Schiller, Wnuk, Kay and Hoskin elected as their successors as directors three individuals who were designated by the representative of the shareholders.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(20) Renegotiated Contract with Chief Financial Officer

On April 14, 1998, Mr. George W. Mahoney, the Company's Chief Financial Officer ("CFO"), notified the Company that he was exercising his right under his employment agreement with the Company (the "Original Agreement") to terminate his employment on ninety days notice. At that time, Mr. Mahoney also advised the Company that, in his view, the agreement required the Company, as a consequence of the April 1998 change of control of the Company's management, to pay him a lump sum equal to his salary for the balance of the term of the agreement, which was approximately $2.4 million. On June 16, 1998, Mr. Mahoney and the Company executed an Amended and Restated Employment Agreement (the "Amended Agreement"), whereby Mr. Mahoney continues to serve the Company as its CFO for a term that commenced on June 1, 1998 and will expire on May 31, 1999. The material provisions of the Amended Agreement include the payment to Mr. Mahoney of an annual salary of $202,000, and the payment by the Company of $350,000 in settlement of his claims for change of control compensation under the Original Agreement. The $350,000 payment was made to Mr. Mahoney on June 19, 1998. The Company also delivered a general release to Mr. Mahoney simultaneously with the execution of the Amended Agreement. By its terms, the general release extinguishes any claims that the Company might have had against Mr. Mahoney, whether known or unknown, arising from or in conjunction with Mr. Mahoney's services by, or on behalf of, the Company as an officer, director or shareholder, or otherwise, prior to and including April 3, 1998.

(21) Commitments and Contingencies

(I) Pending or Threatened Litigation - Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following. Due to uncertainties in the legal process, it is at least reasonably possible that management's view of the outcome of the following contingent liabilities will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company and its subsidiaries as a result of such legal proceedings.

(A) Holding Company:

(i) The Company is a defendant in a lawsuit filed in the Supreme Court of the State of New York, Queens County entitled 5 Boro Beverage Distributors, Inc. v. Consolidated Technology Group, Ltd. "Metro, 5" Absolute, et al. which was initiated in 1995. The action was filed by the owners of a company that the Company was contemplating acquiring in January 1995 for alleged unauthorized use of proprietary information specific to the business which the Company contemplated acquiring. The plaintiffs are seeking $1 million in damages and the Company has filed a counter claim for $35,000 advanced to the plaintiff. There has been no action by either side in this lawsuit for more than three years. Counsel handling this case has advised the Company that it has meritorious defenses.

(ii) The Company is a defendant in a lawsuit filed in the United States District Court for the Southern District of New York captioned Naval Kapoor and Dirk Esselens v. SIS Capital Corp. that was initiated in 1998, whereby certain shareholders of 3D Tech, a subsidiary of the Company which has been discontinued, filed a lawsuit against the Company in December 1997. The complaint states that the Company wrongfully seized and transferred the assets of 3D Tech for the benefit of the Company and to the detriment of the minority shareholders of 3D Tech and seeks $3,000,000 in damages. During February 1999, the Company reached a settlement with the plaintiffs for $150,000 plus an additional $27,000 paid to indemnify one of the plaintiffs for liabilities he incurred on behalf of 3D Tech. As of December 31, 1998, the Company has accrued an additional $23,000 for potential claims provided for in the settlement agreement for which the Company would be required to indemnify the plaintiffs, if such claims are asserted.

(iii) On February 23, 1998, an action was commenced in the United States District Court for the Southern District of New York entitled Grino Corporation, LLC and SMACS Holding Corp. ("SMACS"), individually and as shareholders of and in the right of Consolidated Technology Group Ltd. v. Consolidated Technology Group Ltd.,

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

SIS Capital Corp., Lewis S. Schiller, Norman J. Hoskin, E. Gerald Kay and Grazyna B. Wnuk. The action sought to enjoin the Company from (a) proceeding with its 1998 Annual Meeting of Stockholders scheduled for March 26, 1998, and
(b) making any payment to Mr. Schiller, Ms. Wnuk and others from the proceeds of the sale of IMI. The complaint also alleged that the directors breached their fiduciary duty with respect to, and sought to have declared void, (i) employment agreements between the Company and Mr. Schiller and Ms. Wnuk, (ii) agreements to issue stock or stock options of the Company and/or its subsidiaries to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk, (iii) all completed transfers and issuance of stock and stock options by the Company to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk without fair and adequate consideration by the Company, and
(iv) all agreements to pay to Messrs. Schiller, Hoskin and Kay and Ms. Wnuk or any other officer of the Company or any of its subsidiaries, any bonus, finder's fee, stock or option liquidation payment, consent fee, professional fee, or profit share or any other payment arising out of or resulting from or based upon the sale or the profits from the sale of IMI without fair consideration to the Company. The complaint also alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and common law fraud based upon the same and similar allegations, and sought monetary damages to be proved at trial. On February 24, 1998, the Court granted a temporary restraining order. On March 9, 1998, the Court vacated the temporary restraining order issued on February 24, 1998 because, inter alia, it did not appear that the plaintiffs had a likelihood of success in the ultimate action, particularly with respect to the alleged 10b-5 claim. On March 19, 1998, the United States District Court for the Southern District of New York dismissed the action.

(iv) One of the plaintiffs in the Federal Court action described above, SMACS, and certain affiliates of SMACS are plaintiffs in an action commenced in November 1997 in the Supreme Court of the State of New York, County of New York, entitled Bridge Ventures, Inc. et al v. Lewis S. Schiller, et al. The action, brought against Mr. Schiller, the Company, SIS Capital Corp. and IMI by SMACS, certain affiliates of SMACS and others seeks, inter alia, monetary damages in excess of $500,000 allegedly due pursuant to consulting agreements with the Company, an alleged equity interest in IMI and punitive damages of at least $5 million. The Company believes that it has meritorious defenses to the claims made in this action. In March 1998, the plaintiffs sought to amend the complaint to assert claims of a derivative nature alleging claims similar to those in the Federal Court action and obtained a temporary restraining order prohibiting payments to Mr. Schiller and others from the proceeds of the IMI sale. The temporary restraining order was subsequently vacated and, as of the date of this Form 10-K, the complaint had not been amended. In February 1999, the Company concluded a settlement agreement with the plaintiffs and paid them an aggregate of $250,000, which is accrued as of December 31, 1998.

(v) "Vanguard Limited ("Vanguard"), on its own behalf or on behalf of other persons who may be affiliated with Vanguard, based on a purported agreement relating to the introduction of Consolidated to IMI and assistance in the negotiation of the acquisition of IMI in 1994, has asserted a claim that it has the right, among other things, to a 10% interest in the Common Stock of IMI at or about the time of the acquisition for no cash consideration. In addition, Vanguard has claimed that it is entitled to a $200,000 fee due at the time of the acquisition of IMI, consulting fees of $240,000 per year for five years, reimbursement of nonaccountable expenses and a 5% interest in any future medical acquisition by the Company. No assurance can be given that any litigation which may ensue would not seek damages exceeding or different from the claim described above and, if decided unfavorably to the Company, would not have a material adverse affect on the Company."

(vi) In January 1996, Drs. Ashley Kaye and James Sternberg, two former stockholder-directors of the company that sold the diagnostic imaging centers to IMI, and Dr. Sternberg's wife, threatened to commence an action against two subsidiaries of IMI, Consolidated and Mr. Schiller, formerly Chairman of the Board of Consolidated, for alleged violations of securities laws and common law in connection with an asset purchase agreement which was executed in connection with the acquisition of IMI in September 1994 and non-payment of $3,375,000 of subordinated notes of two subsidiaries of IMI. In 1997 they, along with Dr. Stephen Schulman, a holder of subordinated notes in the principal amount of approximately $6.4 million issued by subsidiaries of IMI and was president and chief executive officer of IMI, commenced involuntary bankruptcy proceedings against certain subsidiaries of IMI. Such

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

bankruptcy proceedings were dismissed and in August 1998, IMI consummated a settlement with the holders of the aforementioned subordinated promissory notes for a total of $1.9 million.

(vii) In 1994, the Company purchased the assets of IMI and its partnerships for cash and stock of the Company. Certain of the limited partners of one of the partnerships from which such assets were purchased claimed that there was an alleged oral guarantee that the common stock given as a part of the purchase would have a value of $4 on the second anniversary following the closing of the purchase. During 1998, IMI settled this claim and paid $408,000, therefore.

(viii) On July 15, 1998, an action entitled "Ronald Feldstein vs. Consolidated Technology Group Ltd." was commenced in the Circuit Court, Palm Beach County, Florida. The complaint in such action seeks unspecified damages in excess of $15,000 against the Company based upon an asserted breach of an alleged consulting agreement between the Company and the plaintiff therein. The Company believes it has meritorious defenses to such action and intends to vigorously defend the action.

(ix) During 1998, James Conway, an employee of a former subsidiary of the Company, made a claim against the Company for payment of amounts due under his employment agreement with the discontinued subsidiary. During December 1998, the Company settled this claim for $100,000 of which $50,000 was paid in December of 1998 and the $50,000 balance paid in January 1999, is accrued as of December 31, 1998.

(x) During 1998, Ron Stanford, an employee of a former subsidiary of the Company made a claim against the Company for indemnification of amounts brought against him. As of December 31, 1998, the Company has accrued $10,000 for this claim.

(xi) During 1997, a complaint was filed against the Company captioned Klipsch, Inc, v. SIS/CTG Ltd., WWR Acquisition Corp., Consolidated Technology Group, Ltd., Donald L. Shamsie, and WWR Technology, Inc. In 1998, the Company settled the claim for $20,000 of which $10,000 had been accrued as of December 31, 1997 and $10,000 was expensed during 1998.

(xii) During 1997, the Company received a request for payment of $56,000 on a debt obligation of a former subsidiary of the Company that SISC had guaranteed. During 1998, the Company paid the obligation, which was accrued as of December 31, 1997.

(B) Trans Global

(i) In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by Trans Global. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.

(ii) On May 14, 1991, the U.S. Government Printing Office wrote Trans Global asking to be reimbursed a total of $296,000 for "unauthorized time work" on two programs. During 1998, Trans Global exchanged general releases with the U.S. Government Printing Office whereby both parties release each other from any and all claims, contractual or otherwise which they may have had or might have in the future with no payments required.

(iii) Voluntary Settlement Agreement - As of December 31, 1997 Trans Global had a $150,000 obligation remaining under an agreement it entered into with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan ("collectively "DOL"). The settlement agreement required Trans Global to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667. During 1998, Trans Global paid the remaining $150,000 due under the settlement agreement.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(C) Netsmart

In March 1997, an action was commenced against Netsmart and certain of its officers, directors and stockholders by Onecard Health Services Corporation in the Supreme Court of the State of New York, County of New York. The named defendants include, in addition to Netsmart, Messrs. Lewis S. Schiller, formerly chief executive officer and a director of Netsmart, Leonard M. Luttinger, former vice president and a director of Netsmart, Thomas L. Evans, formerly a vice president of Netsmart, Consolidated and certain of its subsidiaries, other stockholders of Netsmart and other individuals who were or may have been officers or directors of Onecard but who have no affiliation with Netsmart or Consolidated. Mr. Luttinger and Mr. Evans were employees of Onecard prior to the formation of Netsmart. Mr. Schiller was not an employee or director or, consultant to, or otherwise affiliated with, Onecard. The complaint made broad claims respecting alleged misappropriation of Onecard's trade secrets, corporate assets and corporate opportunities, breach of fiduciary relationship, unfair competition, fraud, breach of trust and other similar allegations, apparently arising at the time of, or in connection with, the organization of Netsmart in September 1992. The complaint sought injunctive relief and damages, including punitive damages, of $130 million. During 1998, this action was dismissed.

(II) Other Contingent Liabilities:

(A) Series G Preferred Stock - During 1995, the Company issued to Trans Global 1,000 shares of Series G 2% cumulative, convertible, preferred stock, which was then automatically convertible on September 30, 2000 into such number of shares of the Company's common stock having a value equaling $2.1 million. The preferred shares were issued in order to satisfy an intercompany payable that was owed to Trans Global by WWR, a discontinued subsidiary of the Company. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the series G preferred stock, to change the rights, preferences and privileges of the holders of the series G preferred stock. As a result of such amendment, the conversion provisions were terminated and the series G preferred stock became subject to redemption at the option of either the Company or the holder of the series G preferred stock at an aggregate redemption price of $2.1 million. Because Trans Global is a consolidated subsidiary of the Company, the series G preferred stock is elliminated in consolidation against Trans Global's investment in the series G preferred stock. The Company and Trans Global entered into an agreement whereby SISC currently intends to transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. [See footnote (23) "Subsequent Events - Trans Global Agreement".]

(B) Intercompany Debt Obligations - As of December 31, 1998, the Company owed Trans Global approximately $325,000 in consideration of amounts that were owed to Trans Global by a discontinued subsidiary of the Company, which formerly operated in the Three Dimensional Products and Services segment. The Company and Trans Global entered into an agreement whereby the $325,000 would be satisfied as a part of the Company's transfer to Trans Global of the common shares that it holds to Trans Global. The Company and Trans Global entered into an agreement whereby SISC currently intends to transfer 1,150,000 shares of Trans Global common stock that it holds to Trans Global and Trans Global will transfer the preferred shares of Consolidated that it holds to the Company. [See footnote
(23) "Subsequent Events - Trans Global Agreement".] Additionally, Arc Networks owes Trans Global approximately $1.2 million for advances made to Arc Networks by Trans Global. On March 13, 1998, the Company agreed to guarantee the outstanding indebtedness of Arc Networks to Trans Global. In September of 1998, the Company provided Arc Networks with a $2 million line of credit collateralized by all of the assets of Arc Networks and bearing interest at 10%. As of December 31, 1998, Arc Networks owed the Company approximately $2 million for advances made under the line of credit. Subsequent to December 31, 1998, the Company increased the line of credit and advanced Arc Networks an additional $400,000. All of the aforementioned intercompany debt obligations are eliminated in consolidation.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(22) New Authoritative Pronouncements

The following describes certain new authoritative pronouncements that were issued subsequent to December 31, 1997 that are expected to be applicable to the accounting of the Company's operations:

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Sop 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once certain capitalization criteria have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and certain data conversion costs should be expensed as incurred. Internal and external costs incurred for maintenance and minor upgrades should be expensed as incurred. SOP 98-1 is not expected to have a material impact on the Company.

In March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a provision of SOP 97-2, Software Revenue Recognition" and later issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-4 deferred the application of certain portions of SOP 97-2 until fiscal years beginning after December 15, 1998. SOP 98-9 amended certain portions of SOP 97-2 with regards to revenue recognition methods and deferred the application of certain portions of SOP 97-2 until fiscal years beginning on or after March 15, 1998 which were previously deferred by SOP 98-4 until fiscal years beginning after December 15, 1998. SOP 98-4 and 98-9 are not expected to have a material impact on the Company.

In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is not expected to have a material impact on the Company.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of a foreign currency exposure of a net investment in foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is not expected to have a material impact on the Company.

The FASB has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The FASB plans to issue various interpretations of APB No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final interpretation, which is expected to be September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

* APB No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee. Accordingly, the cost of issuing stock options to outside board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation", and usually recorded as an expense in the period of the grant.

* Options (or other equity instruments) of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only, it would not apply to equity method investees or joint ventures.

* If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of the exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (for example, within six months) to the same individual should be considered in substance a modified (variable) option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.

The Company does not currently have any outstanding stock option plans and as such, the proposed interpretations of APB No. 25 are not expected to have a material impact on the Company.

(23) Subsequent Events

Schiller Settlement Agreement - On February 16, 1999, the Company consummated a settlement agreement dated as of January 7, 1999, as amended (the "Schiller Settlement Agreement"), by and between the Company and Schiller, the former CEO and Chairman of the Board of the Company. The Schiller Settlement Agreement, provided for, among other things, payment of the sum of $350,000 to and on behalf of Schiller in settlement of certain claims and disputes between Schiller and the Company, as well as the termination of a consulting agreement between the Company and Schiller. All amounts payable in accordance with the Schiller Settlement Agreement have been accrued as of December 31, 1998.

Trans Global Agreement - On February 25, 1999, the Company and Trans Global entered into an agreement, pursuant to which SISC currently intends to transfer to Trans Global 1,150,000 shares (the "Transferred Shares") of the Trans Global common stock which are owned by SISC in satisfaction of (i) the Company's obligations to pay the redemption price of $2.1 million payable with respect to its Series G 2% Cumulative Redeemable Preferred Stock owned by Trans Global together with accrued dividends of approximately $140,000 and (ii) the Company's obligations to pay Trans Global $326,000 (the "Consolidated Payable") in respect of advances made by Trans Global to certain of the Company's former subsidiaries. The agreement also provides the Company the right to retain the Transferred Shares if it pays Trans Global the redemption price of $2.1 million together with the accrued dividends and the Consolidated Payable by April 30, 1999. The Transferred Shares and the Series G Preferred Stock will be held in escrow pending the election by the Company to make such payment. As of the date of this report, it is the Company's intention to not make payment on the redemption price and to transfer the Transferred Shares to Trans Global. As a result of this decision, Trans Global is presented as a discontinued segment in the December 31, 1998 financial statements.

              Consolidated Technology Group, Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Arc Networks Stock Sale - On March 23, 1999, the Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company sold all of its equity interest in Arc Networks for $850,000. The proceeds of the sale and the shares of Arc Networks are being held in escrow, pending receipt of the consent of the New York Public Service Commission to the sale of the shares to TAL. As a result of the sale, Arc Networks is presented as a discontinued segment as of December 31, 1998.

Netsmart Stock Sale - On March 25, 1999, the Company entered into an agreement with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including Edward D. Bright, Chairman of the Board and a director of both the Company and Netsmart, whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1 million. The agreement also gives the purchasers the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. In addition, the Company agreed to transfer to Netsmart, shares of Netsmart preferred stock and warrants to purchase shares of Netsmart's common stock, in exchange for which Netsmart will issue 100,000 shares of its common stock to the Company. SISC completed the sale of 248,156 of such shares on April 9, 1999. Upon the sale of an additional 248,156 of such shares of Netsmart's common stock and the issuance by Netsmart of the above mentioned 100,000 shares of its common stock, the Company's ownership will be reduced from 36% to approximately 21%.

Treasury Stock Transactions - From January 1, 1999 through March 31, 1999 the Company purchased an additional 1,012,400 shares of its common stock in the open market at a total cost of $104,000. Such shares are held in the Company's treasury.

                         ..............................