Form 10-Q
period 1999-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1999-05-17
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        The Quarter Ended March 31, 1999
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

Yes   X  No    ____

      Number of common shares outstanding as of May 14, 1999: 46,855,096

               Consolidated Technology Group Ltd. and Subsidiaries
                                      Index

                                                                          Page
                                                                          ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                  3

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three Months Ended March 31, 1999 and 1998             4

Condensed Consolidated Balance Sheets - March 31, 1999 and
 December 31, 1998                                                           5

Condensed Consolidated Statements of Cash Flows - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                  6

Notes to Unaudited Condensed Consolidated Financial Statements            7-14

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                             16-19

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                  20-21

Signatures                                                                  22

               Consolidated Technology Group Ltd. And Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                    Three Months Ended March 31,
                                                       1999             1998
                                                       ----             ----
General and Administrative Expense:
 Professional fees                                $   481,000      $    81,000
 Salaries, payroll taxes and fringe benefits          146,000          354,000
 Other general and administrative expenses             65,000          245,000
 Consulting fees                                        8,000           58,000
 Termination payments for executive contracts               -        1,839,000
 Related party bad debt expense                             -           49,000
                                                    ---------        ---------
Loss from Operations                                 (700,000)      (2,626,000)

Other income, net                                      41,000           40,000
                                                    ---------        ---------

Loss from Continuing Operations Before
 Minority Interest and Share of Loss of
 Unconsolidated Affiliate                            (659,000)      (2,586,000)

Minority Interest in (Income) Loss of
 Subsidiaries                                        (127,000)          34,000
Share of Loss of Unconsolidated Affiliates                  -          (98,000)
                                                    ----------       ----------

Loss from Continuing Operations                      (786,000)      (2,650,000)

Discontinued Operations:
Income (loss) from operations of
 discontinued segment                                 318,000         (847,000)
Gain from disposal of segment                               -        1,900,000
                                                   -----------      -----------
Net Loss                                          $  (468,000)     $(1,597,000)
                                                   ===========      ===========

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations                   $     (0.02)     $     (0.05)
Income (loss) from operations of
 discontinued segment                                    0.01            (0.02)
Gain from disposal of segment                               -             0.04
                                                         ----             ----
Net Loss                                          $     (0.01)     $     (0.03)
                                                   ===========      ===========

Weighted average number of common shares           47,055,845       49,910,996
                                                   ==========       ==========

       See notes to unaudited condensed consolidated financial statements.

               Consolidated Technology Group Ltd. And Subsidiaries
             Condensed Consolidated Statements of Comprehensive Loss
                                    Unaudited

                                                                                     Three Months Ended March 31,
                                                                                     1999                     1998
                                                                                     ----                     ----
Net Loss                                                                        $   (468,000)          $   (1,597,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains on available for sale securities                            35,000                   44,000
 Reclassification for realized gains on available for sale securities

                                                                                     (20,000)                       -
                                                                                 ------------           --------------

Comprehensive Loss                                                              $   (453,000)          $   (1,553,000)
                                                                                 ============           ==============

       See notes to unaudited condensed consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                 March 31,
                                                                                    1999                 December 31,
                                                                                 Unaudited                   1998
                                                                                 ---------                   ----
Assets:
 Cash and cash equivalents                                                      $    125,000            $     179,000
 Marketable securities                                                             3,220,000                5,092,000
 Net current assets of discontinued segment                                          844,000                  926,000
 Other current assets                                                                 19,000                   17,000
                                                                                 -----------             ------------
  Current assets                                                                   4,208,000                6,214,000
 Net assets of discontinued segments                                               4,379,000                3,979,000
 Other assets                                                                      1,181,000                1,182,000
                                                                                 -----------             ------------
   Total Assets                                                                 $  9,768,000            $  11,375,000
                                                                                 ============            ============

Liabilities and Shareholders' Deficit:
 Liabilities:
  Net current liabilities of discontinued segments                              $  3,853,000            $   4,194,000
  Accrued litigation settlement costs                                                  8,000                  843,000
  Other current liabilities                                                          637,000                  638,000
                                                                                 -----------             ------------
   Current liabilities                                                             4,498,000                5,675,000
                                                                                 -----------             ------------

  Minority interest                                                                6,494,000                6,367,000
                                                                                 -----------             ------------

  Shareholders' deficit:
   Preferred stock                                                                     3,000                    3,000
   Common stock (50,000,000 shares authorized, 49,053,996 shares issued and
    46,855,096 shares outstanding as of March 31, 1999 and 49,053,996 shares
    issued and 47,867,496 outstanding as of December 31, 1998)                       491,000                  491,000
   Additional paid-in-capital, common stock                                       57,713,000               57,713,000
   Accumulated other comprehensive income                                             67,000                   52,000
   Accumulated deficit                                                           (59,276,000)             (58,808,000)
   Less common stock in treasury                                                    (222,000)                (118,000)
                                                                                 -----------             ------------
    Total shareholders' deficit                                                   (1,224,000)                (667,000)
                                                                                 -----------             ------------

     Total Liabilities and Shareholders' Deficit                                $  9,768,000            $  11,375,000
                                                                                 ===========             ============

       See notes to unaudited condensed consolidated financial statements.

               Consolidated Technology Group Ltd. And Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                  Three Months Ended March 31,
                                                                                1999                        1998
                                                                                ----                        ----
Net cash used in continuing operations                                          $ (1,526,000)       $    (61,000)
Net cash (used in) provided by discontinued operations                              (341,000)             48,000
                                                                                 -----------         -----------
Net cash used in operating activities                                             (1,867,000)             13,000
                                                                                 -----------         -----------

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities                                        1,916,000                   -
(Increase) decrease in other assets                                                    1,000              (1,000)
Cash of affiliate converted to an equity method investment                                 -            (855,000)
                                                                                 -----------         -----------
Net cash provided by (used in) investing activities                                1,917,000            (856,000)
                                                                                 -----------         -----------

Cash Flows from Financing Activities:
Purchase treasury stock                                                             (104,000)                  -
Net cash used in financing activities                                               (104,000)                  -
                                                                                 -----------         -----------

 Net decrease in cash and cash equivalents                                           (54,000)           (869,000)
 Cash and cash equivalents at beginning of period                                    179,000             871,000
                                                                                 -----------         -----------
 Cash and cash equivalents at end of period                                     $    125,000        $      2,000
                                                                                 ===========         ===========

 Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
 Interest                                                                       $         -         $          -
                                                                                 ===========         ===========
 Income taxes                                                                   $    10,000         $          -
                                                                                 ===========         ===========

       See notes to unaudited condensed consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of Consolidated Technology Group Ltd. and Subsidiaries (the "Company") as of March 31, 1999 and December 31, 1998, the statement of operations, the statement of comprehensive income (loss) and the statement of cash flows for the three months ended March 31, 1999 and 1998.

(2) Nature of Operations - During the three months ended March 31, 1999, the Company entered into transactions whereby the operations of Trans Global Services, Inc. ("Trans Global") and Arc Networks, Inc. ("Arc Networks") are presented as discontinued for accounting purposes and has disposed of a significant portion of its ownership in Netsmart Technologies, Inc. ("Netsmart"), an unconsolidated affiliate. As a result of these transactions, the Company has no operating segments.

(a)     Trans Global Transaction

Trans Global is a publicly owned company whose stock is traded on the NASDAQ stock market under the ticker symbol "TGSI". On February 25, 1999, the Company, SIS Capital Corp. ("SISC") and Trans Global entered into an agreement, pursuant to which on May 3, 1999, SISC, a wholly owned subsidiary of the Company, transferred to Trans Global 1,150,000 shares of Trans Global common stock then owned by SISC, in satisfaction of (i) the Company's obligations to pay the redemption price of $2.1 million payable with respect to its Series G 2% Cumulative Redeemable Preferred Stock then owned by Trans Global, together with accrued dividends of approximately $140,000 and (ii) the Company's obligations to pay Trans Global $326,000. Trans Global returned the Series G 2% Cumulative Redeemable Preferred Stock. As a result of this transaction, the Company's ownership in Trans Global decreased from 40% to 14% and Trans Global is presented as a discontinued segment in the accompanying financial statements.

(b)     Arc Networks Transaction

Arc Networks is a privately owned company. On March 23, 1999, the Company and SISC entered into an agreement with Arc Networks and Technology Acquisitions, Ltd., a Bermuda corporation, ("TAL"), pursuant to which SISC sold all of its equity interest in Arc Networks for $850,000. The proceeds of the sale and the shares of Arc Networks are being held in escrow, pending receipt of the consent of the New York Public Service Commission to the sale of the shares to TAL. TAL is a privately owned company, which on April 20, 1999 acquired a controlling interest in the Company (see footnote 3a). As a result of the sale, Arc Networks is presented as a discontinued segment in the accompanying financial statements.

(c)     Netsmart Transaction

On March 25, 1999, the Company and SISC entered into an agreement with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Edward D. Bright (Chairman of the Board and a director of both the Company and Netsmart at the time of the transaction) (the "Management Investors"), whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1 million. The agreement also gave the Management Investors the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. In addition, SISC agreed to transfer to Netsmart, all of its shares of Netsmart's preferred stock and warrants to purchase shares of Netsmart's common stock, in exchange for which Netsmart issued 100,000 shares of its common stock to the Company. During April 1999, SISC completed the sale of 585,750 of such shares for approximately $1.2 million in the aggregate. Additionally, the Company notified Netsmart that it was exercising its option to not sell 200,000 additional shares of Netsmart's common stock to the Management Investors. As a result, the maximum number of shares of Netsmart's common stock which may be purchased from SISC, in addition to the 585,750 shares already purchased from SISC, is 206,874 shares. SISC's sale of the Netsmart common stock and the issuance by Netsmart of the above mentioned 100,000 shares of its common stock to SISC, resulted in a reduction of the Company's ownership in Netsmart from 36% to approximately 18%. As a result of the reduction in the Company's ownership in Netsmart, subsequent to March 31, 1999, the Company's investment in Netsmart will no longer be accounted for under the equity method of accounting, which required the Company to recognize its share of Netsmart's income or loss. As of March 31, 1999 and December 31, 1998, the Company's investment in Netsmart, under the equity method of accounting amounted to $760,000 and the Company's share of Netsmart's loss for the three months ended March 31, 1998 was $98,000.

Subsequent to March 31, 1999, the Company's remaining investment in Trans Global's and Netsmart's common stock will be accounted for as available for sale securities whereby such securities will be recorded at their respective fair market values and any difference between the Company's costs basis in such investments and their fair market values will be recorded as a separate component of equity.

(3)     Change in Control and Management of the Company

(a)     Change in Control

On April 20, 1999, TAL purchased, from certain of the Company's shareholders, 8,000,000 shares, or approximately 17% of the Company's outstanding common stock, in a private transaction at a purchase price of $0.25 per share, or approximately $2 million in aggregate. Contemporaneously with the purchase, certain of the Company's shareholders granted TAL options to purchase an aggregate of 7,999,785 shares of the Company's outstanding common stock for $0.35 per share, or approximately $2.8 million in aggregate. The options may be exercised at any time during the thirteen-month period commencing March 23, 1999. The shareholders who granted the options have the right to require TAL to exercise the options at $0.35 per share within twenty days after TAL's receipt of notice that the Company's common stock has traded at an average share price in excess of $0.45 for a period of ten consecutive trading days. As long as the options are outstanding, TAL has the right to vote the 7,999,785

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

shares of common stock, representing an additional 17% of the Company's outstanding common stock. As a result of the purchase of the 8,000,000 shares and the grant of the voting rights with respect to the 7,999,785shares of common stock subject to the options, TAL has voting rights with respect to approximately 34% of the Company's common stock and may be deemed to be a control person with respect to the Company.

(b)     Change in Directors and Officers

On April 19, 1999, in anticipation of TAL's purchase of 8,000,000 shares of common stock of the Company and the grant to TAL of options to purchase 7,999,785 additional shares of common stock of the Company, the board of directors elected Mr. Frank DeLape as a director.

On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he will receive an aggregate of $56,250.

On April 22, 1999, the board of directors elected Mr. Richard Young as a director and chief operating officer of the Company and Mr. DeLape as chairman of the board of the Company and Messrs. Richter, Bright and Chaifetz resigned as directors of the Company and Mr. Bright resigned as chairman of the board.

On April 22, 1999, the board of directors also approved three-year employment agreements between the Company and Messrs. DeLape and Young pursuant to which they will receive annual salaries of $250,000 and $135,000, respectively. The agreements require Mr. DeLape to devote such time as is necessary to perform his duties as chairman of the board and chief executive officer of the Company and Mr. Young to devote his full time to the performance of his duties as president and chief operating officer of the Company. The agreements provide for annual cash bonuses, annual equity incentive awards including grants of restricted stock and stock options, certain fringe benefits and severance compensation.

Subsequent to April 22, 1999, the new board also elected Mr. DeLape as chief executive officer and Mr. Young as president of the Company in addition to their respective positions as chairman of the board and chief operating officer. Mr. DeLape is also a director and president of TAL and Mr. Young is also a director of TAL.

(c)     Issuance of Stock Options and Warrants

Pursuant to their respective employment agreements, the Company granted Messrs. DeLape and Young five-year options to purchase 400,000 and 250,000 shares of the common stock of the Company, respectively, at $0.14 per share, being the closing price of the Company's common stock on April 20, 1999. Mr. DeLape's options vest at the rate of one-third of such options at the end of the first, second and third year of his employment agreement and Mr. Young's options vest at the rate of 100,000 at the end of the first year of his employment agreement, 75,000 at the end of the second year of such employment agreement and 75,000 at the end of the third year of

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

such employment agreement. All of such options shall vest earlier in the event of any termination of such individual's employment agreement by the Company, without cause, or by such individuals for cause. In addition, if the market capitalization of the Company equals or exceeds $25 million, the options that would have vested at the end of the second year of the term of such employment agreements will immediately vest and if the market capitalization of the Company equals or exceeds $40 million, all of the options that would have vested by the end of the third year of such employment agreements will immediately vest. Additionally, the employment agreements provide Messrs. DeLape and Young with the right to purchase from the Company, on the last day of each fiscal year during the term thereof, an additional option with respect to 250,000 and 100,000 shares, respectively, of common stock of the Company, exercisable at the closing price of the Company's commonstock on the day immediately prior to the date of purchase, any such options being subject to performance objectives to be agreed upon by the board and such persons for each such year. Mr. DeLape's options contain anti-dilutive provisions as to both the price per share and the number of shares in the event of any reverse stock split of the Company's common stock effected on the basis of up to 1 for 30 shares and Mr. Young's options contain anti-dilution provisions as to the number of shares in the event of any such reverse stock split of the Company's common stock. All of such options are subject to shareholder approval.

In connection with Mr. Bright's resignation as chairman of the board, the board of directors approved the issuance to Mr. Bright of a three-year warrant to purchase 100,000 shares of the common stock of the Company at $0.15 per share, being the closing price of the Company's common stock on such date.

(4) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1998 Form 10-K.

(5) Interim Results - The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(6) Loss Per Share -Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of March 31, 1999, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented. A warrant to purchase 1,000,000 shares of common stock at $0.75 per share was outstanding for the three

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

months ended March 31, 1999 and 1998 but was not included in the computation of diluted loss per common share because the warrant's exercise price was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, was outstanding at March 31, 1999.

(7) Treasury Stock - In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of March 31, 1999, the Company had repurchased 2,198,900 shares in transactions with an aggregate purchase price of approximately $222,000.

(8)     Contingencies

(a) Intercompany Debt Obligations - As of March 31, 1999, Arc Networks owes Trans Global approximately $1.2 million for advances made to Arc Networks by Trans Global. During 1998, the Company confirmed its guarantee of the outstanding indebtedness of Arc Networks to Trans Global. In September of 1998, the Company provided Arc Networks with a $2 million line of credit collateralized by all of the assets of Arc Networks and bearing interest at prime plus 2%. During the three months ended March 31, 1999, the Company increased the line of credit and advanced Arc Networks an additional $400,000. As of the date of this report, the line of credit owed to the Company by Arc Networks is in default and the February 1999 through April 1999 interest payments have not been made. With respect to the line of credit that Arc Networks owes to the Company, TAL has guaranteed $150,000 of such amount under certain circumstances. All of the aforementioned intercompany debt obligations are eliminated in consolidation.

(b) Debt Guarantee - In addition to the Trans Global intercompany debt guarantee noted in 8(a) above, during 1998, the Company guaranteed $550,000 of indebtedness that Arc Networks has outstanding under a promissory note.

(9) Discontinued Operations - As of March 31, 1999 the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company is accounting for Trans Global and Arc Networks, formerly the Contract Engineering Services and Telecommunications segments, as discontinued segments. During 1997, the Company discontinued 3D Holdings International, Inc., formerly the Three Dimensional Products and Services segment, International Magnetic Imaging, Inc. ("IMI"), formerly the Medical Diagnostics segment, SpecTec, Inc. and its subsidiaries, Televend and FMX Corp., collectively the former Electro-Optical and Electro-Mechanical Products Manufacturing segment and The Trinity Group, Inc., formerly the Business Consulting Services segment. The following table summarizes the financial statement information of the discontinued segments.

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                   Three Months Ended March 31,
                                                      1999             1998
                                                      ----             ----
Income (Loss) from Discontinued Operations:
 Contract Engineering Services                   $    318,000     $    (85,000)
 Telecommunications                                   (57,000)        (454,000)
 Medical Diagnostics                                        -         (353,000)
 Intercompany Transactions                             57,000           45,000
                                                  -----------      -----------
                                                 $    318,000     $   (847,000)
                                                  ===========      ===========

Gain (Loss) on Disposal of Segments:
 Three Dimensional Products and Services         $          -     $  1,932,000
 Electro-Optical and Electro-Mechanical
  Products Manufacturing                                    -          (31,000)
  Business Consulting Services                              -           (1,000)
                                                  -----------      -----------
                                                 $          -     $  1,900,000
                                                  ===========      ===========

                                                    March 31,      December 31,
                                                      1999             1998
                                                      ----             ----
Net Current Assets of Discontinued Segments:
 Contract Engineering Services                   $    844,000     $    926,000
                                                  -----------      -----------
                                                 $    844,000     $    926,000
                                                  ===========      ===========

Net Long-term Assets of Discontinued Segments:
 Contract Engineering Services                   $   4,191,000    $  3,791,000
 Telecommunications                                    188,000         188,000
                                                  ------------     -----------
                                                 $   4,379,000    $  3,979,000
                                                  ============     ===========

Net Current Liabilities of Discontinued Segments:
 Telecommunications                              $   3,100,000    $  3,463,000
 Three Dimensional Products and Services               504,000         482,000
 Medical Diagnostics                                   249,000         249,000
                                                  ------------     -----------
                                                 $   3,853,000    $  4,194,000
                                                  ============     ===========


(a) Contract Engineering Services - The Company and Trans Global entered into an agreement whereby in May 1999, SISC transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of Consolidated that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Tans Global. As a result of the foregoing transaction between the Company and Trans Global, Trans Global is presented as a discontinued segment as of March 31, 1999 and December 31, 1998 [See footnote
(2a) Trans Global Transaction]. The Company anticipates that the Trans Global transaction will result in a gain on

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

disposal that will be recorded during the three months ended June 30, 1999. The Company's estimate of its share of Trans Global's net loss from January 1, 1999 through the anticipated date of disposal was estimated to be $128,000 and was accrued as of December 31, 1998. The revenues of the Contract Engineering Services segment approximated $18.5 for the three months ended March 31, 1998 and the operations of the Contract Engineering Services segment are classified as income (loss) from the operations of discontinued segments. As of March 31, 1999 and December 31, 1998, the assets and liabilities of the Contract Engineering Services segment included in the Company's consolidated balance sheet consisted of the following:

                                                     March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
Cash                                              $    235,000     $     35,000
Accounts receivable, net                             3,923,000        3,923,000
Loans receivable                                         5,000            5,000
Prepaid expenses and other current assets              440,000          474,000
Property, plant and equipment                          171,000          170,000
Goodwill                                               727,000          727,000
Customer lists, net                                  2,389,000        2,389,000
Deferred offering costs                                236,000          236,000
Receivable, related parties                             50,000           50,000
Other assets                                           619,000          219,000
                                                   -----------      -----------
Total assets                                         8,795,000        8,228,000
                                                   -----------      -----------
Accrued estimated losses through disposal date         128,000          128,000
Accounts payable and accrued expenses                  316,000          267,000
Accrued payroll and related expenses                   529,000          529,000
Income taxes payable                                    13,000           13,000
Current debt obligations                             2,774,000        2,574,000
                                                   -----------      -----------
Total liabilities                                    3,760,000        3,511,000
                                                   -----------      -----------
Net assets to be disposed of                      $  5,035,000     $  4,717,000
                                                   ===========      ===========

Presented in the balance sheet as follows:
Net current assets of discontinued segment        $    844,000     $    926,000
Net long-term assets of discontinued segment         4,191,000        3,791,000
                                                   -----------      -----------
Net assets to be disposed of                      $  5,035,000     $  4,717,000
                                                   ===========      ===========


(b) Telecommunications - The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company will sell all of its equity interest in Arc Networks for $850,000. As a result of the sale, Arc Networks is presented as a discontinued segment as of March 31, 1999 and December 31, 1998 [See footnote (2b) Arc Networks Transaction]. The Company anticipates that the discontinuation of Arc Networks will result in a gain on disposal that will not be recorded until the date of disposal in 1999. The Company's share of Arc Networks' net losses from January 1, 1999 through the anticipated date

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

of disposal were estimated to be approximately $800,000 and such amount was accrued as of December 31, 1998. The revenues of the Telecommunications segment approximated $3.5 million for the three months ended March 31, 1998 and the operations of the Telecommunications segment are classified as income (loss) from the operations of discontinued segments. As of March 31, 1999 and December 31, 1998, the assets and liabilities of the Telecommunications segment included in the Company's consolidated balance sheet consisted of the following:


                                                       March 31,   December 31,
                                                          1999         1998
                                                          ----         ----
Cash                                                $    193,000   $    193,000
Accounts receivable, net                               2,992,000      2,992,000
Excess of accumulated costs over related billings        159,000        159,000
Prepaid expenses and other current assets                 98,000         98,000
Property, plant and equipment                            125,000        125,000
Goodwill                                                 240,000        240,000
Customer lists, net                                       53,000         53,000
Deferred loan costs                                      249,000        249,000
Other assets                                              86,000         86,000
                                                     -----------    -----------
Total assets                                           4,195,000      4,195,000
                                                     -----------    -----------

Accrued estimated losses through expected
 disposal date                                           800,000        800,000
Accounts payable and accrued expenses                  4,957,000      5,320,000
Excess of accumulated billings over related costs        463,000        463,000
Current debt obligations                                 250,000        250,000
Current portion of capitalized lease obligations          20,000         20,000
Notes payable, related parties                            52,000         52,000
Long-term debt                                           550,000        550,000
Capitalized lease obligations                             15,000         15,000
                                                     -----------    -----------
Total liabilities                                      7,107,000      7,470,000
                                                     -----------    -----------
Net liabilities to be disposed of                   $ (2,912,000)  $ (3,275,000)
                                                     ===========    ===========

Presented in the balance sheet as follows:
Net long-term assets of discontinued segment        $    188,000   $    188,000
Net current liabilities of discontinued segment        3,100,000      3,463,000
                                                     -----------    -----------
Net liabilities to be disposed of                   $ (2,912,000)  $ (3,275,000)
                                                     ===========    ===========


(c) Three Dimensional Products and Services - In 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As a result of the plan, the Company sold one of the subsidiaries operating in the segment and wrote-off all of the segment's remaining assets and reclassified the remaining liabilities as net current liabilities of a discontinued segment. During 1998, the Company recorded an approximate $1.9 million gain on the disposal of the segment resulting

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

from the write-off of liabilities that the Company believes it will not be obligated to pay. As of March 31, 1999 and December 31, 1998 the liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following:

                                                     March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
Accounts payable and accrued expenses             $    152,000     $    130,000
Accrued payroll and related expenses                    98,000           98,000
Accrued interest                                        24,000           24,000
Notes payable, related parties                          95,000           95,000
Current portion of long-term debt                      135,000          135,000
                                                   -----------      -----------
Net current liabilities of discontinued segment   $    504,000     $    482,000
                                                   ===========      ===========


(d) Medical Diagnostics - On April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI"). Such sale resulted in a gain on disposal of approximately $4.9 million that was recorded in the second quarter of 1998. The revenues of the Medical Diagnostics segment approximated $6.8 million for the three months ended March 31, 1998 and the operations of the Medical Diagnostics segment are classified as income (loss) from the operations of discontinued segments. As of March 31, 1999 and December 31, 1998 the remaining net current liabilities of the Medical Diagnostic segment consisted of income taxes of $249,000.

(e) Electro-Optical and Electro-Mechanical Products Manufacturing - During 1998, the Company sold the Electro-Optical and Electro-Mechanical Products Manufacturing segment resulting in a loss on disposal of a segment of approximately $31,000.

(f) Business Consulting Services - During 1998 the Company sold the Business Consulting Services segment resulting in a loss on the disposal of a segment of approximately $1,000.

                          .............................

Item 2.     Management's Discussions and Analysis of Financial Condition
                            and Results of Operations

Forward Looking Statements

         Statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q and in other documents filed by the Company with the Securities and Exchange Commission.

Recent Developments Relating to Control

         TAL owns approximately 17% of the Company's outstanding common shares and has an options to purchase an additional 17% of the outstanding common shares and as long as such options are outstanding has the right to vote such common shares. As a result of the above, TAL has voting rights with respect to 34% of the Company's common shares and may be deemed a control person with respect to the Company. Prior to purchasing the shares of the Company's common stock, TAL purchased the Company's 67% interest in Arc Networks. The proceeds of the purchase price for such interest and the shares of such common stock are currently held in escrow pending receipt of approval of the sale from the New York State Public Service Commission. As of the date of this report, Arc Networks owes the Company approximately $2.4 million under a line of credit agreement which is currently in default. Subject to the approval of the aforementioned sale of Arc Networks, TAL has guaranteed the repayment of $150,000 of such indebtedness. As more fully described in the footnote 3 to the attached unaudited condensed financial statements, these circumstances give rise to a potential conflict of interest whereby TAL may have the power to determine the terms of any agreement between the Company and Arc Networks.

Restatements

         The following discussion, as it relates to the three months ended March 31, 1998 (the "1998 1st Quarter"), has been restated from the prior years discussion to reflect the discontinuation of Trans Global (the former Contract Engineering Services segment) and Arc Networks (the former Telecommunications segment).


Financial Condition - Liquidity and Capital Resources

         As of March 31, 1999, ("March 1999"), the Company had cash of $125,000 and marketable securities of $3.2 million in US Treasury Bills. The following table calculates the working capital that the Company has available for use in its operations as of March 1999 and December 31, 1998 ("December 1998").

                                                     March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
Current assets                                       $ 4,208,000    $ 6,214,000
Current liabilities                                    4,498,000      5,675,000
                                                      ----------     ----------
Working capital (deficiency)                            (290,000)       539,000
Plus total net current liabilities of
 discontinued segments                                 3,853,000      4,194,000
Less:
Portion of total current liabilities of
 discontinued segments that the Company
 may be obligated to pay                                (753,000)      (731,000)
Net current assets of discontinued segments
 not available to Consolidated                          (844,000)      (926,000)
                                                      ----------     ----------
Working capital available for the Company's
 operations                                          $ 1,966,000    $ 3,076,000
                                                      ==========     ==========

         During the three months ended March 31, 1999 (the "1999 1st Quarter"), the Company's available working capital decreased by $1.1 million. Uses of working capital during the 1999 1st Quarter included legal fees of $411,000, advances to Arc Networks under a line of credit of $400,000, salaries, payroll taxes and fringe benefits of $146,000, purchases of treasury stock of $104,000, auditing and accounting fees of $70,000 and other operating expenses of $73,000. Sources of working capital during the 1999 1st Quarter included interest and loan maintenance fees from Arc Networks of $36,000 and a gain on marketable securities of $29,000. As of the date of this report the Company does not have definitive plans for the use of its existing working capital.

         As of March 1999, the Company had guaranteed $1.2 million of indebtedness that Arc Networks has outstanding to Trans Global and $550,000 of indebtedness that Arc Networks has outstanding under a promissory note.

Results of Operations

Loss from Operations

         During 1997 and 1998, the Company discontinued all of its operating segments and as of March 1999, has no operating revenue or gross margin. As a result, all of the Company's loss from operations for the 1999 and 1998 1st Quarters consisted of general and administrative expenses. The Company's loss from operations for the 1999 and 1998 1st Quarters was $700,000 and $2.6 million, respectively, a decrease of $1.9 million, or 73%. The 1998 1st Quarter loss from operations included $1.8 million of expense related to termination payments for executive contracts and the 1999 1st Quarter included no such amounts. Professional fees increased $400,000, or 494%, when comparing the 1999 and 1998 1st Quarters of which $233,000 represents legal fees incurred in connection with the disposal of Arc Networks, Trans Global and the Netsmart shares, $101,000 represents legal fees incurred for litigation settlements and other general matters and $66,000 consists of audit and accounting fees. The remaining operating expenses decreased $487,000, or 69%, when comparing the 1999 and 1998 1st Quarters, including a reduction in salaries, payroll taxes and fringe benefits of $208,000, or 59%.

Loss from Continuing Operations

         The Company's consolidated loss from continuing operations for the respective 1999 and 1998 1st Quarters was $786,000, or $0.02 per share, and $2.7 million, or $0.05 per share, representing a decreased loss of $1.9 million. The decrease in loss from continuing operations is the result of the decrease in general and administrative expenses which were discussed in the preceding paragraph. Other components of loss from continuing operations remained relatively unchanged in the aggregate when comparing the 1999 and 1998 1st Quarters

Discontinued Operations

         The Company's income (loss) from operations of discontinued segments and gain or (loss) on disposal of segments are presented in the following table.


                                                   Three Months Ended March 31,
                                                      1999             1998
                                                      ----             ----
Income (Loss) from Discontinued Operations:
 Contract Engineering Services                   $    318,000      $    (85,000)
 Telecommunications                                   (57,000)         (454,000)
 Medical Diagnostics                                        -          (353,000)
 Intercompany Transactions                             57,000            45,000
                                                  -----------       -----------
                                                 $    318,000      $   (847,000)
                                                  ===========       ===========

Gain (Loss) on Disposal of Segments:
 Three Dimensional Products and Services         $          -      $  1,932,000
 Electro-Optical and Electro-Mechanical
  Products Manufacturing                                    -           (31,000)
 Business Consulting Services                               -            (1,000)
                                                  -----------       -----------
                                                 $          -      $  1,900,000
                                                  ===========       ===========

Net Loss

         As a result of the foregoing, the Company incurred a net loss during the 1999 1st Quarter of $468,000, or $0.01 per common share, compared to $1.6 million, or $0.03 per common share, for the 1st Quarter of 1998.

Future Operations of Consolidated

         As of the date of this report the Company does not have any consolidated operating subsidiaries that are not classified as discontinued segments. As a result, the Company will have no operating revenues, direct costs or gross profit until such time, if ever, that other subsidiaries are acquired and currently the Company has no definitive plans for any acquisitions. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Effective April 21, 1999, the Company has five employees with annual base salaries aggregating approximately $730,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are those earned on the US Treasury Bill investments and the Company's money market account, which in the aggregate are expected to be significantly less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made. During the three months ended June 30, 1999, the Company anticipates that it will recognize a gain on the disposal of Trans Global and a gain on the sale of the Netsmart shares. Additionally, the Company anticipates that if the Arc Networks sale is consummated, the Company will recognize a gain on such disposal. The anticipated gain recognition on the aforementioned transactions may offset the operating losses of the Company for 1999. Such estimate assumes that the level of operating costs remains the same as for the 1999 1st Quarter and no assurances can be given that operating costs will not increase significantly for the remainder of 1999.

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". All of the computer applications used by the holding companies (Consolidated and SIS Capital Corp.) are year 2000 compliant. The Company's affiliates have a significant portion of computer software, particularly the software relating to payroll and other employee records, that is managed for the affiliates by an outside service company. Such service company has advised the affiliates that it will be year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 Issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 Issue. Although the Company believes it will not incur significant expenses for its affiliates to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000 Issue will not have a material adverse effect upon the Company.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(a) The Company was a defendant in a lawsuit filed in the United States District Court for the Southern District of New York captioned Naval Kapoor and Dirk Esselens v. SIS Capital Corp., whereby certain shareholders of 3D Tech, a subsidiary of the Company which has been discontinued, filed a lawsuit against the Company in December 1997. The complaint stated that the Company wrongfully seized and transferred the assets of 3D Tech for the benefit of the Company and to the detriment of the minority shareholders of 3D Tech and sought $3,000,000 in damages. In February 1999, the Company concluded a settlement with the plaintiffs and paid them $150,000 plus an additional $27,000 to indemnify one of the plaintiffs for liabilities he incurred on behalf of 3D Tech.

(b) The Company was a defendant in a lawsuit filed in the Supreme Court of the State of New York, County of New York, entitled Bridge Ventures, Inc. et al
v. Lewis S. Schiller, et al. The action, which was commenced in November 1997, was brought against Mr. Schiller, a former CEO of the Company, the Company, SIS Capital Corp. and IMI by SMACS, certain affiliates of SMACS and others, sought, inter alia, monetary damages in excess of $500,000 allegedly due pursuant to consulting agreements with the Company, an alleged equity interest in IMI, a former subsidiary of the Company, and punitive damages of at least $5 million. In February 1999, the Company concluded a settlement agreement with the plaintiffs and paid them an aggregate of $250,000.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

(2.1)   Agreement dated February 25, 1999 between the Company, SISC and
         Trans Global.(1)
(2.2)   Agreement dated March 23, 1999 among the Company, SISC, Arc Networks and Technology Acquisition, Ltd.(2)
(2.3)   Agreement dated March 25, 1999 among the Company, SISC, Netsmart and the
         Management Investors.(2)
(27)    Financial Data Schedule.(3)

(1) Filed as an exhibit to the Company's report on Form 8-K dated February 26, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's report on Form 8-K dated March 23, 1999, and incorporated herein by reference.
(3) Filed only with the SEC in electronic format.

(b) Reports on Form 8-K

1. - Filed an 8-K with an earliest date of event of February 26, 1999, reporting a settlement agreement between the Company and Lewis S. Schiller and reporting an agreement between the Company, SISC and Trans Global Services, Inc.
      for the exchange of stock ownership between the two companies.

2. - Filed an 8-K with an earliest date of event of March 23, 1999, reporting the sale of Arc Networks, Inc. and the sale of the Netsmart Technologies, Inc. shares.


                          .............................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                  Chief Executive Officer and Director          May 14, 1999
Frank DeLape         (Principal Executive Officer)

/S/                  Chief Financial Officer                       May 14, 1999
George W. Mahoney    (Principal Financial and
                     Accounting Officer)