Form 10-Q/A
period 1999-03-31
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1999-06-29
CIK 89041

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

Purpose of Amendment:

         In June of 1999 modifications were made to the vesting and anti-dilution provisions of certain executives option agreements. Originally, the options were to vest over a three year period subject to earlier vesting when and if the Company's market capitalization reached certain levels. As modified, the options vest when, and only if the market capitalization of the Company equals or exceeds $25 million. Originally, certain of the options contained anti-dilution provisions as to both the price per share and the number of shares in the event of any reverse stock split of the Company's common stock. As modified, all such options contain anti-dilution provisions such that the number of shares issuable upon exercise of the options will not be affected by any reverse split of the Company's common stock, however, the exercise price will be adjusted to reflect any such reverse split. As a result of these modifications, the disclosures in the footnotes to the unaudited financial statements (Part I., Item 1.) have been modified as they relate to the option agreements.

               Consolidated Technology Group Ltd. and Subsidiaries
                                      Index

                                                                          Page
                                                                          ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                  4

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three Months Ended March 31, 1999 and 1998             5

Condensed Consolidated Balance Sheets - March 31, 1999 and
 December 31, 1998                                                           6

Condensed Consolidated Statements of Cash Flows - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                  7

Notes to Unaudited Condensed Consolidated Financial Statements            8-16

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                             17-20

Signatures                                                                  21

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

(c)     Issuance of Stock Options and Warrants

Pursuant to their respective employment agreements, the Company granted Messrs. DeLape and Young options to purchase 400,000 and 250,000 shares of the common stock of the Company, respectively, at $0.14 per share, being the closing price of the Company's common stock on April 20, 1999. Both of such options become exercisable only upon the Company's aggregate market capitalization

               Consolidated Technology Group Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

being at least $25 million. The options provide the holders with stock appreciation rights, which can be exercised to the extent that the options are exercisable. Additionally, the employment agreements provide Messrs. DeLape and Young with the right to purchase from the Company, on the last day of each fiscal year during the term thereof, an additional option with respect to 250,000 and 100,000 shares, respectively, of common stock of the Company, exercisable at the closing price of the Company's commonstock on the day immediately prior to the date of purchase, any such options being subject to performance objectives to be agreed upon by the board and such persons for each such year. Mr. DeLape's and Mr. Young's options contain anti-dilution provisions as to the number of shares in the event of any reverse stock split of the Company's common stock effected on the basis of up to 1 for 30 shares. All of such options are subject to shareholder approval.

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

CONSOLIDATED TECHNOLOGY GROUP, LTD.

/S/                  Chief Executive Officer and Director         June 28, 1999
Frank DeLape         (Principal Executive Officer)

/S/                  President and Chief Operating Officer        June 28, 1999
Richard Young        (Principal Financial and
                     Accounting Officer)