Form 10-Q
period 1999-06-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1999-08-16
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999

                          Commission File Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
             (Exact name of registrant as specified in its charter) (Formerly known as Consolidated Technology Group Ltd.)

           New York                                     13-1948169
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification Number)

        700 Gemini, Houston, TX                                 77058
(Address of principal executive offices)                       (Zip Code)

                                 (281) 488-8484
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No    ____

      Number of common shares outstanding as of August 13, 1999: 1,561,837

                           The Sagemark Companies Ltd.
                                      Index

                                                                         Page
                                                                         ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited
 - Three and Six Months Ended June 30, 1999 and 1998                      3

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three and Six Months Ended June 30,
 1999 and 1998                                                            4

Condensed Consolidated Balance Sheets - June 30, 1999
 (Unaudited) and December 31, 1998                                        5

Condensed Consolidated Statements of Cash Flows -
 Unaudited - Six Months Ended June 30, 1999 and 1998                      6

Notes to Unaudited Condensed Consolidated Financial Statements           7-16

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                           17-25

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                26-27

Signatures                                                                28

                  The Sagemark Companies Ltd. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                            1999            1998             1999            1998
                                                            ----            ----             ----            ----
Operating Expenses:
 Salaries, payroll taxes and fringe benefits            $   199,000     $   102,000      $   344,000     $   456,000
 Professional fees                                          195,000         323,000          676,000         404,000
 Other general and administrative expense                   186,000          87,000          244,000         332,000
 Consulting fees                                             67,000          55,000           75,000         113,000
 Termination payments for executive contracts                48,000         350,000           48,000       2,189,000
 Settlement costs                                            30,000          30,000           38,000          30,000
 Related party bad debt expense                                  --          86,000               --         135,000
                                                        -----------     -----------      -----------     -----------
  Loss from Operations                                     (725,000)     (1,033,000)      (1,425,000)     (3,659,000)

Gain (Loss) from Marketable Securities                    1,032,000         (10,000)       1,062,000         (10,000)
Other Income, Net                                             3,000         102,000           14,000         142,000
                                                        -----------     -----------      -----------     -----------

Income (Loss) from Continuing Operations
 Before Minority Interest and Share of Loss of
 Unconsolidated Affiliate                                   310,000        (941,000)        (349,000)     (3,527,000)

Minority Interest in Income of Subsidiaries                (169,000)       (132,000)        (296,000)        (98,000)
Share of Income (Loss) of Unconsolidated Affiliates         113,000         (36,000)         113,000        (134,000)
                                                        -----------     -----------      -----------     -----------

Income (Loss) from Continuing Operations                    254,000      (1,109,000)        (532,000)     (3,759,000)

Discontinued Operations:
 Income (loss) from operations of discontinued segment      319,000          46,000          637,000        (801,000)
 Gain from disposal of segment                            8,124,000       4,882,000        8,124,000       6,782,000
                                                        -----------     -----------      -----------     -----------

Net Income                                              $ 8,697,000     $ 3,819,000      $ 8,229,000     $ 2,222,000
                                                        ===========     ===========      ===========     ===========

Basic and Diluted Income (Loss) per Common Share:
 Income (Loss) from Continuing Operations                     $0.16          $(0.68)          $(0.34)         $(2.28)
 Income (loss) from operations of discontinued segment         0.20            0.03             0.41           (0.49)
 Gain from disposal of segment                                 5.21            2.99             5.19            4.12
                                                              -----           -----            -----           -----
 Net Income                                                   $5.57           $2.34            $5.26           $1.35
                                                              =====           =====            =====           =====

Weighted average number of common shares                  1,561,837       1,632,751        1,565,164       1,648,140
                                                          =========       =========        =========       =========

           See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
           Condensed Consolidated Statements of Comprehensive Income
                                   Unaudited

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                            1999            1998             1999            1998
                                                            ----            ----             ----            ----
Net Income                                             $  8,697,000    $  3,819,000     $  8,229,000    $  2,222,000

Other Comprehensive Income (Expense):
 Unrealized holding gains on available
  for sale securities                                       773,000         106,000          808,000          150,000
 Reclassification for realized (gains)
  losses on available for sale securities                   (67,000)         11,000          (87,000)          11,000
                                                       ------------    ------------     ------------    -------------

Comprehensive Income                                   $  9,403,000    $  3,936,000     $  8,950,000    $  2,383,000
                                                       ============    ============     ============    ============

            See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    June 30,
                                                      1999          December 31,
                                                   Unaudited           1998
                                                   ---------           ----
Assets:
 Cash and cash equivalents                        $ 1,555,000     $    179,000
 Marketable securities, current                     4,052,000        5,092,000
 Note receivable                                    2,508,000               --
 Other current assets                                   7,000           17,000
 Net current assets of discontinued segment                --          926,000
                                                  -----------     ------------
  Current assets                                    8,122,000        6,214,000
 Marketable securities, long-term                     734,000            2,000
 Other assets                                         453,000          420,000
 Net assets of discontinued segments                       --        3,979,000
 Investment in unconsolidated affiliate                    --          760,000
                                                  -----------     ------------
      Total Assets                                $ 9,309,000     $ 11,375,000
                                                  ===========     ============

Liabilities and Shareholders' Equity (Deficit):
Liabilities:
 Net current liabilities of discontinued
  segments                                        $   730,000     $  4,194,000
 Accounts payable                                     232,000          452,000
 Other current liabilities                            168,000          186,000
 Accrued litigation settlement costs                       --          843,000
                                                  -----------     ------------
  Current liabilities                               1,130,000        5,675,000

Minority interest                                          --        6,367,000

Shareholders' equity (deficit):
 Preferred stock                                        3,000            3,000
 Common stock (25,000,000 shares authorized,
  1,635,133 shares issued and 1,561,837
  shares outstanding as of June 30, 1999 and
  1,635,133 shares issued and 1,595,583 shares
  outstanding as of December 31, 1998)                 16,000           16,000
 Additional paid-in-capital, common stock          58,188,000       58,188,000
 Accumulated other comprehensive income               773,000           52,000
 Accumulated deficit                              (50,579,000)     (58,808,000)
 Less common stock in treasury                       (222,000)        (118,000)
                                                  -----------     ------------
  Total shareholders' equity                        8,179,000         (667,000)

   Total Liabilities and Shareholders'
    Equity (Deficit)                              $ 9,309,000     $ 11,375,000
                                                  ===========     ============


           See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                     Six Months Ended June 30,

                                                        1999           1998
                                                        ----           ----
Net cash used in continuing operations              $(2,482,000)  $ (5,021,000)
Net cash used in discontinued operations                (12,000)    (1,718,000)
                                                    -----------   ------------
Net cash used in operating activities                (2,494,000)    (6,739,000)
                                                    -----------   ------------

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities          6,735,000          6,000
 Investment in marketable securities                 (3,219,000)    (8,000,000)
 Net proceeds for disposal of segments                  855,000     14,994,000
 Other net investing activities                        (397,000)       (58,000)
 Cash of affiliate converted to an equity
  method investment                                          --       (855,000)
                                                    -----------   ------------
  Net cash provided by investing activities           3,974,000      6,087,000
                                                    -----------   ------------

Cash Flows from Financing Activities:
 Net cash used in financing activities                 (104,000)       (84,000)
                                                    -----------   ------------

Net increase (decrease) in cash and
 cash equivalents                                     1,376,000       (736,000)
Cash and cash equivalents at beginning of period        179,000        871,000
                                                    -----------   ------------
Cash and cash equivalents at end of period          $ 1,555,000   $    135,000
                                                    ===========   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                        $        --   $     12,000
                                                    ===========   ============
    Income taxes                                    $    10,000   $         --
                                                    ===========   ============


            See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of The Sagemark Companies Ltd. and Subsidiaries (the "Company") as of June 30, 1999 and December 31, 1998, the statement of operations and the statements of comprehensive income for the three and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998.

(2) At the annual shareholders meeting held July 22, 1999, the shareholders, among other things, approved a change in the name of the Company from "Consolidated Technology Group, Ltd." to "The Sagemark Companies Ltd." and approved a decrease in the authorized number of common shares from 50,000,000 shares to 25,000,000 and a 1-for-30 reverse split. All common share-related data included in these financial statements have been restated to reflect the 1-for-30 reverse split which became effective subsequent to June 30, 1999 but prior to the issuance of the June 30, 1999 quarterly report.

(3) Nature of Operations - During the three months ended June 30, 1999, the Company consummated transactions disposing of Trans Global Services, Inc. ("Trans Global") and Arc Networks, Inc. ("Arc Networks") which consequently are presented as discontinued operations for accounting purposes and has disposed of a significant portion of its ownership in Netsmart Technologies, Inc. ("Netsmart"), an unconsolidated affiliate. As a result of these transactions, the Company has no operating segments.

(a)      Trans Global Transaction

         Trans Global is a publicly-owned company whose stock is traded on the NASDAQ stock market under the ticker symbol "TGSI". On February 25, 1999, the Company, SIS Capital Corp. ("SISC") and Trans Global entered into an agreement, pursuant to which on May 3, 1999, SISC, a wholly-owned subsidiary of the Company, transferred to Trans Global 1,150,000 shares of Trans Global common stock then owned by SISC, in satisfaction of (i) the Company's obligations to pay the redemption price of $2,101,000 payable with respect to its Series G 2% Cumulative Redeemable Preferred Stock then owned by Trans Global, together with accrued dividends of approximately $140,000 and (ii) the Company's obligations to pay Trans Global $326,000. Trans Global returned the Series G 2% Cumulative Redeemable Preferred Stock to the Company. As a result of this transaction, the Company's ownership in Trans Global decreased from 40% to 14% and Trans Global is presented as a discontinued segment in the accompanying financial statements and the Company's remaining investment in Trans Global is accounted for as available for sale.

(b)      Arc Networks Transaction

         Arc Networks is a privately owned company. On March 23, 1999, the Company and SISC entered into an agreement with Arc Networks and Technology Acquisitions, Ltd., a Bermuda corporation, ("TAL"), pursuant to which SISC sold all of its equity interest in Arc Networks for $855,000, to TAL. The proceeds of the sale and the shares of Arc Networks were held in escrow, until June 22, 1999, pending receipt of the consent of the New York Public

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Service Commission to the sale of the shares to TAL. TAL is a privately owned company, which on April 20, 1999 acquired a controlling interest in the Company (see footnote 4a). As a result of the sale, Arc Networks is presented as a discontinued segment in the accompanying financial statements.

(c)      Netsmart Transaction

         On March 25, 1999, the Company and SISC entered into an agreement with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including Edward D. Bright (Chairman of the Board and a director of both the Company and Netsmart at the time of the transaction) (the "Management Investors"), whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1,000,000. The agreement also gave the Management Investors the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. Pursuant to the agreement, the Company had the option to not sell up to 200,000 of the additional shares. In addition, SISC agreed to transfer to Netsmart all of its shares of Netsmart's preferred stock and warrants to purchase shares of Netsmart's common stock, in exchange for which Netsmart issued 100,000 shares of its common stock to the Company. During the three month period ended June 30, 1999, SISC completed the sale of 792,624 of such shares for approximately $1,597,000 in the aggregate and notified Netsmart that it was exercising its option to not sell 200,000 additional shares of Netsmart's common stock to the Management Investors. The Netsmart transaction resulted in a reduction of the Company's ownership in Netsmart from 36% to approximately 10%. As a result of the reduction in the Company's ownership in Netsmart, the Company's investment in Netsmart is no longer accounted for under the equity method of accounting, which required the Company to recognize its share of Netsmart's income or loss. As of March 31, 1999 and December 31, 1998, the Company's investment in Netsmart, under the equity method of accounting, amounted to $760,000 and the Company's share of Netsmart's income (loss) for the six months ended June 30, 1999 and 1998 was $113,000 and ($134,000), respectively. As of June 30, 1999, the Company's investment in Netsmart is classified as available for sale and subsequent to June 30, 1999 the Company has sold an additional 98,125 shares of Netsmart on the open market for an aggregate of approximately $400,000.

(4)      Change in Control and Management of the Company

(a)      Change in Control

         On April 20, 1999, TAL purchased, from certain of the Company's shareholders, 266,667 shares, or approximately 17% of the Company's outstanding common stock, in a private transaction at a purchase price of $7.50 per share, or approximately $2,000,000 in the aggregate. Contemporaneously with the purchase, certain of the Company's shareholders granted TAL an option to purchase an aggregate of 266,660 shares of the Company's outstanding common stock for $10.50 per share, or approximately $2,800,000 in the aggregate. The options may be exercised at any time during the thirteen-month period commencing March 23, 1999. The shareholders who granted the options have the right to require TAL to exercise the options at $10.50 per share within twenty days after TAL's receipt of notice that the Company's common stock has traded at an average share price in excess of $13.50 for a period of ten consecutive

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

trading days. As long as the options are outstanding, TAL has the right to vote the 266,660 shares of common stock, representing an additional 17% of the Company's outstanding common stock. As a result of the purchase of the 266,667 shares and the grant of the voting rights with respect to the 266,660 shares of common stock subject to the options, TAL has voting rights with respect to approximately 34% of the Company's common stock and may be deemed to be a control person with respect to the Company.

(b)               Change in Directors and Officers

         On April 19, 1999, in anticipation of TAL's purchase of 266,667 shares of common stock of the Company and the grant to TAL of options to purchase 266,660 additional shares of common stock of the Company, the board of directors elected Mr. Frank DeLape as a director.

         On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he will receive an aggregate of $56,000.

         On April 22, 1999, the board of directors elected Mr. Richard Young as a director and chief operating officer of the Company and Mr. DeLape as chairman of the board of the Company and Messrs. Richter, Bright and Chaifetz resigned as directors of the Company. Messrs. DeLape and Young were re-elected as directors at the July 22, 1999 shareholders meeting.

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

         Subsequent to April 22, 1999, the new board also elected Mr. DeLape as chief executive officer and Mr. Young as president of the Company in addition to their respective positions as chairman of the board and chief operating officer. Mr. DeLape is also a director and president of TAL.

         Pursuant to an agreement dated May 24, 1999, (the "Termination Agreement") between the Company and George W. Mahoney, Chief Financial Officer, the Amended and Restated Employment Agreement dated as of June 16, 1998, as amended, between the Company and Mr. Mahoney (the "Employment Agreement") was terminated on May 25, 1999. In consideration of the termination of the Employment Agreement, the Company paid Mr. Mahoney $48,000 in full satisfaction of any salary, unreimbursed expenses, fringe benefits, severance payments and other compensation owed to Mr., Mahoney. Mr. Mahoney's rights to indemnification survive the

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

consummation of the Termination Agreement. Effective as of May 25, 1999, Mr. Richard Young, in addition to his other duties, is acting as the Company's Chief Accounting Officer.

(c)      Issuance of Stock Options and Warrants

         Pursuant to their respective employment agreements, the Company granted Messrs. DeLape and Young options to purchase 400,000 and 250,000 shares of the common stock of the Company, respectively, at $4.20 per share, being the closing price of the Company's common stock on April 20, 1999. Both of such options become exercisable only upon the Company's aggregate market capitalization being at least $25,000,000. The options provide the holders with stock appreciation rights, which can be exercised to the extent that the options are exercisable. Additionally, the employment agreements provide Messrs. DeLape and Young with the right to purchase from the Company, on the last business day of each fiscal year during the term thereof, an additional option with respect to 250,000 and 100,000 shares, respectively, of common stock of the Company, exercisable at the closing price of the Company's common stock on the business day immediately prior to the date of purchase, any such options being subject to performance objectives to be agreed upon by the board and such persons for each such year The purchase price for any additional options shall be determined by the Company's independent accountants based on a Black-Scholes valuation methodology. All of such options were approved at the July 22, 1999 annual shareholders' meeting.

         In connection with Mr. Bright's resignation as chairman of the board, the board of directors approved the issuance to Mr. Bright of a three-year warrant to purchase 3,333 shares of the common stock of the Company at $4.50 per share, being the closing price of the Company's common stock on such date.

(5) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1998 Form 10-K.

(6) Interim Results - The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(7) Earnings Per Share - All earnings per share data has been restated to reflect the 1-for-30 reverse split which was approved at the July 22, 1999 annual shareholders meeting. Basic earnings per share reflects the amount of income for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects basic income per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share, i.e., increasing earnings per share or reducing loss per share. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of June

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

30, 1999, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented. A warrant to purchase 33,333 shares of common stock at $22.50 per share was outstanding during all of 1999 and 1998 and options to purchase an aggregate of 678,333 shares of common stock at prices ranging from $4.20 to $7.50 per share which were outstanding during the three and six months ended June 30, 1999, were not included in the computation of diluted earnings per common share because the exercise prices of said warrant and options was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, and the options were outstanding at June 30, 1999.

(8) Treasury Stock - In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of June 30, 1999, the Company had repurchased 73,297 shares in transactions with an aggregate purchase price of approximately $222,000.

(9)      Note Receivable

         In September of 1998, the Company provided Arc Networks with a $2,000,000 line of credit collateralized by all of the assets of Arc Networks and bearing interest at prime plus 2%. During the three months ended March 31, 1999, the Company increased the line of credit and advanced Arc Networks an additional $400,000. As of June 30, 1999, total outstanding principal, interest and loan maintenance fees due under the line of credit amounted to $2,504,000. From February 1999 through May 19, 1999, the line of credit owed to the Company by Arc Networks was in default for non-payment of scheduled interest and loan maintenance fees.

         Pursuant to the terms of a modified loan agreement entered into on May 19, 1999, (the "Modified Arc Loan Agreement") the interest rate was changed to 14% per annum effective June 18, 1999 and Arc Networks was required to pay $50,000 of the accrued and unpaid interest by June 30, 1999 and was required to pay the $83,000 balance of all unpaid interest accrued through July 31, 1999 on or before August 5, 1999. The June 30, 1999 interest payment of $50,000 was paid by Arc Networks on July 9, 1999, however; as of the date of this report, the $83,000 which was due on or before August 5, 1999 has not been paid and as a result the line of credit is again in default.

         The loan principal repayment terms prior to the execution of the Modified Arc Loan Agreement required a June 22, 1999 repayment of $150,000 and a September 22, 1999 repayment of the remaining balance. TAL had guaranteed the $150,000 principal payment, which prior to the Modified Loan Agreement was due on June 22, 1999. On June 17, 1999, the Company entered into an amended guaranty with TAL whereby TAL guarantees to pay the Company $150,000 in the event that Arc Networks fails to make any principal repayments on the modified scheduled due dates. Pursuant to the Modified Loan Agreement, $750,000 is due on the earlier of October 19, 1999 or the receipt by Arc Networks' parent Company, Gemini II, Inc. ("Gemini II") of at least $10,000,000 in gross proceeds from an initial public offering of debt or equity securities, $450,000 is due on January 31, 2000 and $1,200,000 is due on June 19, 2000. Additionally, the Company has the right to convert an aggregate of $1,650,000 of the principal amount into common shares of either Arc Networks or Gemini II. Simultaneously with the

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

execution of the Modified Arc Loan Amendment, the Company received a warrant to purchase 90,000 shares of Gemini II at an exercise price of $8.00 per share.

         On May 18, 1999 the Company entered into a sub-lease agreement with Arc Networks whereby Arc Networks is required to reimburse the Company for rentals paid on an office lease in New York. Pursuant to the agreement, Arc Networks is required to pay the Company approximately $4,000 per month and must give the Company at least 45 days notice prior to canceling such agreement. As of June 30, 1999, $4,000 is outstanding pursuant to the sub-lease agreement.

(10)     Debt Guarantees

         During 1998, the Company guaranteed Arc Networks' repayment of $1,217,000 of advances from Trans Global as represented by Arc Networks' installment promissory note due August 31, 2003. Additionally, during 1998, the Company guaranteed $550,000 of indebtedness that Arc Networks owes to Betei Sefer Limlachah, a New York religious organization, represented by Arc Networks' promissory note due January 1, 2001.

(11) Discontinued Operations - As of the date of this report the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company has accounted for Trans Global and Arc Networks, formerly the Contract Engineering Services and Telecommunications segments, as discontinued segments. During 1997, the Company discontinued 3D Holdings International, Inc., formerly the Three Dimensional Products and Services segment, International Magnetic Imaging, Inc. ("IMI"), formerly the Medical Diagnostics segment, SpecTec, Inc. and its subsidiaries, Televend and FMX Corp., collectively the former Electro-Optical and Electro-Mechanical Products Manufacturing segment and The Trinity Group, Inc., formerly the Business Consulting Services segment. The following table summarizes the financial statement information of the discontinued segments.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                            1999            1998             1999            1998
                                                            ----            ----             ----            ----
Income (Loss) from Discontinued Operations:
 Contract Engineering Services                          $   181,000     $   248,000      $   499,000     $   163,000
 Telecommunications                                          57,000        (143,000)              --        (597,000)
 Medical Diagnostics                                             --        (104,000)              --        (457,000)
 Intercompany Transactions                                   81,000          45,000          138,000          90,000
                                                        -----------     -----------      -----------     -----------
                                                        $   319,000     $    46,000      $   637,000     $  (801,000)
                                                        ===========     ===========      ===========     ===========

Gain (Loss) on Disposal of Segments:
 Contract Engineering Services                          $   759,000              --      $   759,000              --
 Telecommunications                                       7,365,000              --        7,365,000              --
 Medical Diagnostics                                             --     $ 4,882,000               --     $ 4,882,000
 Three Dimensional Products and Services                         --              --               --       1,932,000
 Electro-Optical and Electro-Mechanical Products
  Manufacturing                                                  --              --               --         (31,000)
 Business Consulting Services                                    --              --               --          (1,000)
                                                        -----------     -----------      -----------     -----------
                                                        $ 8,124,000     $ 4,882,000      $ 8,124,000     $ 6,782,000
                                                        ===========     ===========      ===========     ===========


                                                    June 30,        December 31,
                                                      1999              1998
                                                      ----              ----
Net Current Assets of Discontinued Segments:
 Contract Engineering Services                             --       $   926,000
                                                    ---------        ----------
                                                           --       $   926,000
                                                    =========        ==========

Net Long-term Assets of Discontinued Segments:
 Contract Engineering Services                             --       $ 3,791,000
 Telecommunications                                        --           188,000
                                                    ---------       -----------
                                                           --       $ 3,979,000
                                                    =========       ===========

Net Current Liabilities of Discontinued Segments:
 Telecommunications                                        --       $ 3,463,000
 Three Dimensional Products and Services            $ 481,000           482,000
 Medical Diagnostics                                  249,000           249,000
                                                    ---------       -----------
                                                    $ 730,000       $ 4,194,000
                                                    =========       ===========


(a) Contract Engineering Services - The Company and Trans Global entered into an agreement whereby in May 1999, SISC transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain of

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
approximately $759,000 during the three months ended June 30, 1999 [See footnote
(3a) Trans Global Transaction]. The revenues of the Contract Engineering Services segment approximated $11,218,000 for the period from January 1, 1999 through the date of the share transfer and $18,682,000 and $37,171,000, respectively, for the three and six months ended June 30, 1998 and the operations of the Contract Engineering Services segment are classified as income
(loss) from the operations of discontinued segments. As of December 31, 1998, the assets and liabilities of the Contract Engineering Services segment included in the Company's consolidated balance sheet consisted of the following:


                                                                  December 31,
                                                                      1998
                                                                      ----
Cash                                                              $    35,000
Accounts receivable, net                                            3,923,000
Loans receivable                                                        5,000
Prepaid expenses and other current assets                             474,000
Property, plant and equipment                                         170,000
Goodwill                                                              727,000
Customer lists, net                                                 2,389,000
Deferred offering costs                                               236,000
Receivable, related parties                                            50,000
Other assets                                                          219,000
                                                                  -----------
Total assets                                                        8,228,000
                                                                  -----------
Accrued estimated losses through disposal date                        128,000
Accounts payable and accrued expenses                                 267,000
Accrued payroll and related expenses                                  529,000
Income taxes payable                                                   13,000
Current debt obligations                                            2,574,000
                                                                  -----------
Total liabilities                                                   3,511,000
                                                                  -----------
Net assets to be disposed of                                      $ 4,717,000
                                                                  ===========

Presented in the balance sheet as follows:
Net current assets of discontinued segment                        $   926,000
Net long-term assets of discontinued segment                        3,791,000
                                                                  -----------
Net assets to be disposed of                                      $ 4,717,000
                                                                  ===========

(b) Telecommunications - The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company sold all of its equity interest in Arc Networks for $855,000. As a result of the sale, the Company recognized a gain of approximately $7,365,000 during the three months ended June 30, 1999 [See footnote (3b) Arc Networks Transaction]. The revenues of the Telecommunications segment from January 1, 1999 through the date of the sale approximated $4,001,000 and for the three and six month periods ended June 30, 1998 approximated $3,197,000 and $6,660,000, respectively. As of December

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

31, 1998, the assets and liabilities of the Telecommunications segment included in the Company's consolidated balance sheet consisted of the following:

                                                                  December 31,
                                                                      1998
                                                                      ----
Cash                                                              $   193,000
Accounts receivable, net                                            2,992,000
Excess of accumulated costs over related billings                     159,000
Prepaid expenses and other current assets                              98,000
Property, plant and equipment                                         125,000
Goodwill                                                              240,000
Customer lists, net                                                    53,000
Deferred loan costs                                                   249,000
Other assets                                                           86,000
                                                                  -----------
Total assets                                                        4,195,000
                                                                  -----------
Accrued estimated losses through expected disposal date               800,000
Accounts payable and accrued expenses                               5,320,000
Excess of accumulated billings over related costs                     463,000
Current debt obligations                                              250,000
Current portion of capitalized lease obligations                       20,000
Notes payable, related parties                                         52,000
Long-term debt                                                        550,000
Capitalized lease obligations                                          15,000
                                                                  -----------
Total liabilities                                                   7,470,000
                                                                  -----------
Net liabilities to be disposed of                                 $(3,275,000)
                                                                  ===========

Presented in the balance sheet as follows:
Net long-term assets of discontinued segment                      $   188,000
Net current liabilities of discontinued segment                     3,463,000
                                                                  -----------
Net liabilities to be disposed of                                 $(3,275,000)
                                                                  ===========


(c) Three Dimensional Products and Services - In 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As a result of the plan, the Company sold one of the subsidiaries operating in the segment and wrote-off all of the segment's remaining assets and reclassified the remaining liabilities as net current liabilities of a discontinued segment. During the first quarter of 1998, the Company recorded an approximate $1,932,000 million gain on the disposal of the segment resulting from the write-off of liabilities that the Company believes it will not be obligated to pay. As of June 30, 1999 and December 31, 1998 the liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following:

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                    June 30,       December 31,
                                                      1999             1998
                                                      ----             ----
Accounts payable and accrued expenses              $  129,000      $   130,000
Accrued payroll and related expenses                   98,000           98,000
Accrued interest                                       24,000           24,000
Notes payable, related parties                         95,000           95,000
Current portion of long-term debt                     135,000          135,000
                                                   ----------      -----------
Net current liabilities of discontinued segment    $  482,000      $   482,000
                                                   ==========      ===========


(d) Medical Diagnostics - On April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI") resulting in a gain on disposal of approximately $4,882,000 that was recorded in the second quarter of 1998. The revenues of the Medical Diagnostics segment approximated $6,764,000 from January 1, 1998 through the date of the sale on April 2, 1998 and the operations of the Medical Diagnostics segment are classified as income (loss) from the operations of discontinued segments. As of June 30, 1999 and December 31, 1998 the remaining net current liabilities of the Medical Diagnostic segment consisted of income taxes of $249,000.

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

(13)     Subsequent Event

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1,715,000, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company, SISC and TAL have filed an Answer denying liability, and are vigorously contesting the allegations.


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

Recent Developments Relating to Control

         TAL owns approximately 17% of the Company's outstanding common shares and has an option to purchase an additional 17% of the outstanding common shares and as long as such option is outstanding has the right to vote such common shares. As a result, TAL has voting rights with respect to 34% of the Company's common shares and may be deemed a control person with respect to the Company. Prior to purchasing the shares of the Company's common stock, TAL purchased the Company's 67% interest in Arc Networks. As of June 30, 1999, Arc Networks owes the Company approximately $2,508,000 under a line of credit agreement (see footnote 9 to the attached unaudited condensed consolidated financial statements) and TAL has guaranteed the repayment of $150,000 of such indebtedness. The aforementioned circumstances give rise to a potential conflict of interest whereby TAL may have the power to determine the terms of any agreement between the Company and Arc Networks.

Restatements

         The following discussion, as it relates to the three and six month periods ended June 30, 1998 (the "1998 Second Quarter" and "1998 Six Month Period"), have been restated from the prior year's discussion to reflect the discontinuation of Trans Global (the former Contract Engineering Services segment) and Arc Networks (the former Telecommunications segment).


Financial Condition - Liquidity and Capital Resources

         As of June 30, 1999, ("June 1999"), the Company had cash of $1,555,000 and marketable securities of $4,052,000 of which $3,252,000 is invested in US Treasury Bills and $800,000 represents the current portion of the Company's investment in Netsmart. The following table calculates the working capital that the Company has available for use in its operations as of June 1999 and December 31, 1998 ("December 1998").

                                                    June 30,       December 31,
                                                      1999             1998
                                                      ----             ----
Current assets                                   $  8,122,000     $  6,214,000
Current liabilities                                 1,130,000        5,675,000
                                                 ------------     ------------
Working capital                                     6,992,000          539,000
Plus total net current liabilities of
 discontinued segments                                730,000        4,194,000
Less:
Portion of total current liabilities of
 discontinued segments that the
 Company may be obligated to pay                     (730,000)        (731,000)
Net current assets of discontinued segments
 not available to the Company                              --         (926,000)
                                                 ------------     ------------
Working capital available for the Company's
 operations                                      $  6,992,000     $  3,076,000
                                                 ============     ============


         During the six month period ended June 30, 1999 (the "1999 Six Month Period"), the Company's available working capital increased by $3,916,000 of which approximately $2,017,000 is the non-cash effect of the note receivable due from Arc Networks. As of December 1998, Arc Networks was a consolidated subsidiary and the $2,017,000 note receivable balance was eliminated in consolidation under generally accepted accounting principles pursuant to Accounting Research Bulletin No. 51 "Consolidated Financial Statements". As of June 1999, the Company has sold all of its equity investment in Arc Networks, and accordingly, the note receivable balance is not eliminated, resulting in an increase in current assets and therefore an increase in working capital. As of the date of this report, the note receivable is in default for non-payment of scheduled interest. Significant sources of cash and investment related working capital during the 1999 Six Month Period included $5,137,000 from the sale of US Treasury Bills, $1,597,000 from the sale of Netsmart common stock and $855,000 from the disposal of Arc Networks, while significant uses of working capital included $3,220,000 for the purchase of US Treasury Bills, $1,081,000 for payment of amounts accrued as of December 31, 1998, including $843,000 for litigation settlements and $238,000 for accounts payable and accrued expenses, $676,000 for professional fees, $400,000 in advances to Arc Networks under a line of credit, $344,000 for salaries, payroll taxes and fringe benefits, $104,000 for purchases of treasury stock and $400,000 for other operating expenses. With the principal assets consisting of cash and cash equivalents and marketable securities, the Company's management is seeking and evaluating a number of new business opportunities that are focused on increasing the Company's market capitalization.

         As of June 1999, the Company had guaranteed Arc Networks' repayment of $1,217,000 of advances from Trans Global as represented by Arc Networks' installment promissory note due August 31, 2003 and $550,000 of indebtedness that Arc Networks owes to Betei Sefer Limlachah, a New York religious organization, represented by Arc Networks' promissory note due January 1, 2001.

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly seved TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123

(Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1,715,000, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company, SISC and TAL have filed an Answer denying liability, and are vigorously contesting the allegations.

Results of Operations

Loss from Operations

         During 1997 and 1998, the Company discontinued all of its operating segments and as of June 1999, has no operating revenue or gross margin. As a result, all of the Company's loss from operations for the three month period ended June 30, 1999 (the "1999 Second Quarter") and the 1998 Second Quarter and the 1999 and 1998 Six Month Periods consisted of general and administrative expenses.

1999 and 1998 Second Quarter Operating Losses

         The Company's loss from operations for the 1999 and 1998 Second Quarters was $725,000 and $1,033,000, respectively, representing a net decrease of $308,000, or 30%.

         Components of operating expenses that decreased when comparing the 1999 and 1998 Second Quarters aggregated $516,000 and included termination payments for executive contracts which decreased by $302,000, professional fees which decreased by $128,000 and related party bad debt expense which decreased by $86,000.

         Termination payments for executive contracts decreased $302,000, or 86%, from $350,000 for the 1998 Second Quarter to $48,000 for the 1999 Second Quarter. Termination payments for executive contracts relates to the termination of two separate employment agreements between the Company and George W. Mahoney, its former CFO. In the 1998 Second Quarter, the Company paid Mr. Mahoney $350,000 related to a change of control provision included in Mr. Mahoney's contract which was in effect at that time, and entered into an amended and restated employment agreement with Mr. Mahoney. In the 1999 Second Quarter, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney.

         Professional fees decreased $128,000, or 40%, from $323,000 for the 1998 Second Quarter to $195,000 for the 1999 Second Quarter. During the 1998 Second Quarter, the Company incurred legal fees of $225,000 in connection with the change of control that occurred in April 1998 and for the Second Quarter of 1999, the Company incurred $16,000 in legal fees for the change of control that occurred in April 1999, representing a $209,000 decrease. During the 1998 Second Quarter, the Company paid approximately $50,000 to each of Edward D. Bright, the Company's Chairman of the Board at the time of the payment and Patterson Travis Operating Account, a brokerage firm that represents certain shareholders of the Company, for reimbursement of legal expenses incurred in connection with the April 1998 change of control. Professional fees related to other matters increased $81,000 when comparing the 1999 and 1998 Second Quarters which included a $36,000 increase related to the 1999 proxy, a $27,000 increase related to accounting and tax services and a $18,000 increase related to other legal matters.

         Related party bad debt expense decreased by $86,000, or 100%, when comparing the 1999 and 1998 Second Quarters. During the 1998 Second Quarter, pursuant to a settlement agreement, the Company wrote-off $86,000 of amounts due from Televend, a Company that was sold to Lewis S. Schiller, a former CEO and Director of the Company. During the 1999 Second Quarter no such bad debts were incurred.

         Components of operating expenses that increased when comparing the 1999 and 1998 Second Quarters aggregated $208,000 and included salaries, payroll taxes and fringe benefits which increased by $97,000, consulting fees which increased by $12,000 and other general and administrative expense which increased by $99,000.

         Salaries, payroll taxes and fringe benefits increased $97,000, or 95%, from $102,000 for the 1998 Second Quarter to $199,000 for the 1999 Second Quarter. Salaries, payroll taxes and fringe benefits for the 1999 Second Quarter consisted of $92,000 for officer salaries, $36,000 for non-officer salaries, $13,000 for payroll taxes and fringe benefits and $58,000 for employees who were terminated during the 1999 Second Quarter. Salaries, payroll taxes and fringe benefits for the 1998 Second Quarter consisted of $26,000 for non-officer salaries, $1,000 for payroll taxes and fringe benefits and $75,000 for employees who were terminated during the 1998 Second Quarter.

         Consulting fees increased $12,000, or 22%, from $55,000 for the 1998 Second Quarter to $67,000 for the 1999 Second Quarter. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he will receive an aggregate of $56,000. Other consulting fees paid during the 1999 Second Quarter amounted to $11,000 paid to a consultant in connection with the closing of the Company's New York offices. During the 1998 Second Quarter, the Company paid a consultant $55,000 who was evaluating financing sources for potential acquisitions.

         Other general and administrative expenses increased $99,000, or 114%, from $87,000 for the 1998 Second Quarter to $186,000 for the 1999 Second Quarter. During the 1998 Second Quarter, other general and administrative expenses included a credit of approximately $178,000 for negotiated trade payable write-offs. Excluding these trade payable write-offs, actual general and administrative expenses for the 1999 Second Quarter were approximately $79,000 less than those of the 1998 Second Quarter. Significant reductions from the 1998 Second Quarter to the 1999 Second Quarter included reduced travel costs of approximately $48,000, reduced insurance costs of $44,000, reduced directors fees of $18,000 and reduced vehicle expenses of $14,000. These reductions were partially offset by the 1999 Second Quarter expenses incurred for the July 22, 1999 shareholders meeting, including $33,000 of printing costs and $12,000 of mailing costs.

         Settlement costs remained unchanged and approximated $30,000 for both the 1999 and 1998 Second Quarters. During the 1999 Second Quarter, the Company paid $30,000 in order to settle two claims relating to IMI, a disposed subsidiary and during the 1998 Second Quarter paid $20,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Three Dimensional Products and Services segment and paid $10,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Audio Products segment.

1999 and 1998 Six Month Period Operating Losses

         The Company's loss from operations for the 1999 and 1998 Six Month Periods was $1,425,000 and $3,659,000, respectively, a decrease of $2,234,000, or 61%.

         Components of operating expenses that decreased when comparing the 1999 and 1998 Six Month Periods aggregated $2,514,000 and included termination payments for executive contracts which decreased by $2,141,000, related party bad debt expense which decreased by $135,000, salaries, payroll taxes and fringe benefits which decreased by $112,000, other general and administrative expense which decreased by $88,000 and consulting fees which decreased by $38,000.

         Termination payments for executive contracts decreased $2,141,000, or 98%, from $2,189,000 for the 1998 Six Month Period to $48,000 for the 1999 Six Month Period. Termination payments for executive contracts for the 1999 and 1998 Six Month Periods relates to the termination of contracts with Mr. Lewis S. Schiller, a former CEO of the Company, Ms. Grazyna Wnuk, a former Secretary of the Company, and Mr. George W. Mahoney, the former CFO of the Company. The contract termination payments paid to Mr. Mahoney involve two separate employment agreements between the Company and Mr. Mahoney. During the 1998 Six Month Period, the Company paid Mr. Mahoney $350,000 related to a change of control provision included in Mr. Mahoney's contract, which was in effect at that time, and entered into an amended and restated employment agreement with Mr. Mahoney. During the 1999 Six Month Period, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney. On March 30, 1998, the Company entered into a series of agreements with Lewis S. Schiller ("Schiller") and Grazyna B. Wnuk ("Wnuk"). Pursuant to the agreements, Schiller and Wnuk resigned as directors and officers of the Company and its subsidiaries. In consideration for payments of approximately $4,000,000 to Schiller and Wnuk and the return to the Company by Schiller of 1,190,000 of the Company's common stock he then held, the Company purchased from Schiller and Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. $1,600,000 of the $4,000,000 of such payments related to Schiller's and Wnuk's stock interest in the IMI sale. The remainder of $2,400,000 related to obligations of the Company, of which approximately $561,000 was accrued at December 1997, for commissions and salaries payable to Schiller and Wnuk and $1,839,000 related to contract termination expense for 1998.

         Related party bad debt expense decreased by $135,000, or 100%, when comparing the 1999 and 1998 Second Quarters. During the 1998 Six Month Period, pursuant to a settlement agreement, the Company wrote-off $86,000 of amounts due from Televend, a company that was sold to Mr. Schiller, and $49,000 of amounts due from Universal International, Inc., a company of which Ms. Wnuk is the president. During the 1999 Six Month Period no such bad debts were incurred.

         Salaries, payroll taxes and fringe benefits decreased $112,000, or 25%, from $456,000 for the 1998 Six Month Period to $344,000 for the 1999 Six Month Period. Salaries, payroll taxes and fringe benefits for the 1999 Six Month Period consisted of $91,000 for officer salaries, $70,000 for non-officer salaries, $18,000 for payroll taxes and fringe benefits and $165,000 for employees who were terminated during the 1999 Six Month Period. Salaries, payroll taxes and fringe benefits for the 1998 Six Month Period consisted of $47,000 for non-officer salaries, $3,000 for payroll taxes and fringe benefits and $406,000 for employees who were terminated during the 1998 Six Month Period.

         Other general and administrative expenses decreased $88,000, or 27%, from $332,000 for the 1998 Six Month Period to $244,000 for the 1999 Six Month Period. During the 1998 Six Month Period other general and administrative expenses included a credit of approximately $178,000 for negotiated trade payable write-offs. Excluding these trade payable write-offs, actual general and administrative expenses for the 1999 Six Month Period were approximately $266,000 less than those of the 1998 Six Month Period. Significant reductions from the 1998 Six Month Period to the 1999 Six Month Period included reduced travel costs of approximately $75,000, reduced vehicle and limousine service expenses of $73,000, reduced insurance costs of $44,000, reduced directors fees of $35,000, reduced meals and entertainment costs of $18,000, reduced equipment, computer and depreciation costs of $17,000, reduced office rent of $15,000 and other net reductions of $34,000. These reductions were partially offset by the 1999 Six Month Period expenses incurred for the July 22, 1999 shareholders meeting, including $33,000 of printing costs and $12,000 of mailing costs.

         Consulting fees decreased $38,000, or 34%, from $113,000 for the 1998 Six Month Period to $75,000 for the 1999 Six Month Period. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he will receive an aggregate of $56,000. Other consulting fees paid during the 1999 Second Quarter amounted to $18,000 paid to a consultant in connection with the closing of the Company's New York offices. During the 1998 Six Month Period, the Company paid a consultant $113,000 who was evaluating financing sources for potential acquisitions.

         Components of operating expenses that increased when comparing the 1999 and 1998 Six Month Periods aggregated $280,000 and included professional fees which increased by $272,000 and settlement costs which increased by $8,000.

         Professional fees increased $272,000, or 67%, from $404,000 for the 1998 Six Month Period to $676,000 for the 1999 Six Month Period. During the 1999 Six Month Period, the Company incurred legal fees of $265,000 related to the disposal of Arc Networks, Trans Global and Netsmart shares, $127,000 related to litigation settlements, $36,000 related to the July 22, 1999 shareholders meeting, $16,000 related to the April 1999 change of control and $134,000 related to general matters. During the 1998 Six Month Period, the Company incurred legal fees of $225,000 in connection with the change of control that occurred in April 1998, $85,000 related to litigation settlements and $89,000 related to general matters. During the 1998 Six Month Period, the Company paid approximately $50,000 to each of Edward D. Bright, the Company's Chairman of the Board at the time of the payment and Patterson Travis Operating Account, a brokerage firm that represents certain shareholders of the Company for reimbursement of legal expenses incurred in connection with the April 1998 change of control. Audit, accounting and tax service expenses amounted to $98,000 for the 1999 Six Month Period and were incurred primarily in connection with the disposal of subsidiaries. Audit and tax services for the 1998 Six Month Period amounted to $5,000.

         Settlement costs increased $8,000, or 27%, from $30,000 for the 1998 Six Month Period to $38,000 for the 1999 Six Month Period. During the 1999 Six Month Period, the Company paid $30,000 in order to settle two claims relating to IMI, a disposed subsidiary and $8,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Three Dimensional Products and Services segment. During the 1998 Six Month Period, the Company paid $20,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Three Dimensional Products and Services segment and paid $10,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued audio products segment.

Gain (Loss) on Marketable Securities

         During the 1999 Second Quarter, the Company realized gains of $964,000 from the sale of Netsmart common stock and $68,000 from the sale of US Treasury Bills. During the 1999 Six Month Period total realized gains on US Treasury Bills amounted to $98,000.

Loss from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 1999 and 1998 Second Quarters was $254,000, or $0.16 per share, and ($1,109,000), or ($0.68) per share, representing an increase in income of $1,363,000. The Company's consolidated (loss) from continuing operations for the respective 1999 and 1998 Six Month Periods was ($532,000), or ($0.34) per share, and ($3,759,000), or ($2.28) per share, representing a decrease in loss of $3,227,000. As more fully described in the preceding paragraphs, the decrease in losses from continuing operations is primarily the result of significant gains on marketable securities realized in the 1999 periods, the significant reduction in contract termination expense from the 1998 to 1999 periods and to a lesser extent, a reduction of operating expenses from the 1998 to 1999 periods. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses cannot be assured.

Discontinued Operations

         The Company's income (loss) from operations of discontinued segments and gain or (loss) on disposal of segments are presented in the following table.

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                            1999            1998             1999            1998
                                                            ----            ----             ----            ----
Income (Loss) from Discontinued Operations:
 Contract Engineering Services                          $   181,000     $   248,000      $   499,000     $   163,000
 Telecommunications                                          57,000        (143,000)              --        (597,000)
 Medical Diagnostics                                             --        (104,000)              --        (457,000)
 Intercompany Transactions                                   81,000          45,000          138,000          90,000
                                                        -----------     -----------      -----------     -----------
                                                        $   319,000     $    46,000      $   637,000     $  (801,000)
                                                        ===========     ===========      ===========     ===========

Gain (Loss) on Disposal of Segments:
 Contract Engineering Services                          $   759,000              --      $   759,000              --
 Telecommunications                                       7,365,000              --        7,365,000              --
 Medical Diagnostics                                             --     $ 4,882,000               --     $ 4,882,000
 Three Dimensional Products and Services                         --              --               --       1,932,000
 Electro-Optical and Electro-Mechanical Products
  Manufacturing                                                  --              --               --         (31,000)
 Business Consulting Services                                    --              --               --          (1,000)
                                                        -----------     -----------      -----------     -----------
                                                        $ 8,124,000     $ 4,882,000      $ 8,124,000     $ 6,782,000
                                                        ===========     ===========      ===========     ===========


Net Loss

         As a result of the foregoing, the Company incurred net income during the respective 1999 and 1998 Second Quarters of $8.7 million, or $5.57 per share, and $3.8 million, or $2.34 per share and net income during the respective 1999 and 1998 Six Month Periods of $8.2 million, or $5.26 per share, and $2.2 million, or $1.35 per share..

Future Operations of Sagemark

         As of the date of this report the Company does not have any consolidated operating subsidiaries that are not classified as discontinued segments. As a result, the Company will have no operating revenues, direct costs or gross profit until such time, if ever, that other subsidiaries are acquired. Currently the Company has no definitive plans for any acquisitions. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Effective June 30, 1999, the Company has five employees with annual base salaries aggregating approximately $550,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are earnings on the US Treasury Bill investments and its investments in Netsmart and Trans Global and the

Company's money market account, which in the aggregate are expected to be significantly less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made.

Investment Company Act

         In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be invested in securities of companies which are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies. The Company has elected to utilize, however, the exemption from the provisions of the 1940 Act provided by Rule 3a-2 promulgated thereunder by the Securities and Exchange Commission because the Company intends to become primarily engaged in non-investment company operating businesses within one year of the date that it ceased to be primarily engaged in an operating business. No decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities. In the event that the Company does not become primarily engaged in such businesses within one year, it may be required to register as an investment company under the 1940 Act.

         During the one-year period in which the Company will be seeking opportunities for the acquisition of non-investment company operating businesses, the Company's cash and investment securities, other than the stock of any operating subsidiaries that it may acquire or establish, will be invested in a manner consistent with the preservation of principal in liquid fixed-income, high-grade, short-term instruments which are expected to provide relatively low fixed-income yields.

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue". Management believes that all of the in-house computer applications used by the holding companies (Sagemark and SISC) are year 2000 compliant. The Company is reliant on other outside services, including banks and investment companies as well as a payroll servicing company and such companies have indicated that they are taking appropriate measures to be year 2000 compliant. Although the Company believes it will not incur significant expenses to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000 Issue will not have a material adverse effect upon the Company.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1,715,000, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company, SISC and TAL have filed an Answer denying liability, and are vigorously contesting the allegations.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
2.1     Agreement dated February 25, 1999 among the Company, SISC and Trans
         Global.(1)
2.2 Agreement dated March 23, 1999 among the Company, SISC, Arc Networks and Technology Acquisition, Ltd.(2)
2.3 Agreement dated March 25, 1999 among the Company, SISC, Netsmart and the Management Investors.(2)
27      Financial Data Schedule.(3)
99.1 Consulting agreement dated April 29, 1999 between the Company and Seymour Richter.(4)
99.2 Employment agreement dated April 21, 1999 between the Company and Frank DeLape.(4)
99.3 Employment agreement dated April 21, 1999 between the Company and Richard Young.(4)
99.4    Stock option agreement between the Company and Frank DeLape.(4)
99.5    Stock option agreement between the Company and Richard Young.(4)
99.6 Letter agreement dated May 24, 1999 between the Company and George W. Mahoney.(5)

(1) Filed as an exhibit to the Company's report on Form 8-K filed on March 1, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's report on Form 8-K filed on April 7, 1999, and incorporated herein by reference.
(3) Filed only with the SEC in electronic format.
(4) Filed as an exhibit to the Company's report on Form 8-K/A filed on June 29, 1999, and incorporated herein by reference. 5 Filed as an exhibit to the Company's report on Form 8-K filed on June 8, 1999, and incorporated herein by reference.

(b) Reports on Form 8-K

1. Filed an 8-K with an earliest date of event of April 20, 1999, reporting a change of control of the Registrant, reporting notification to certain buyers of the Company's investment in Netsmart that 200,000 shares would not be sold to such buyers and reporting the consummation of the share exchange between the Company and Trans Global.

2. Filed an 8-K with an earliest date of event of May 24, 1999, reporting the termination of an employment agreement between the Company and its former chief financial officer and reporting the sale of a portion of its investment in Netsmart.

3. Filed an 8-K with an earliest date of event of June 17, 1999, reporting the consummation of the sale of the Company's investment in Arc Networks.


                         .............................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SAGEMARK COMPANIES LTD.

/S/____________       Chief Executive Officer and Director       August 13, 1999
Frank M. DeLape       (Principal Executive Officer)

/S/__________         President and Chief Operating Officer      August 13, 1999
Richard Young         (Principle Accounting Officer)