Form 10-Q
period 1999-09-30
CONSOLIDATED TECHNOLOGY GROUP LTD
filed 1999-11-15
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999

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

Yes   X  No    ____

     Number of common shares outstanding as of November 12, 1999 1,552,525

                           The Sagemark Companies Ltd.
                                      Index

                                                                          Page
                                                                          ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited
 - Three and Nine Months Ended September 30, 1999 and 1998                  3

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three and Nine Months Ended September
 30, 1999 and 1998                                                          4

Condensed Consolidated Balance Sheets - September 30, 1999
 (Unaudited) and December 31, 1998                                          5

Condensed Consolidated Statements of Cash Flows - Unaudited
 - Nine Months Ended September 30, 1999 and 1998                            6

Notes to Unaudited Condensed Consolidated Financial Statements             7-17

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                             18-27

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                    28

Signatures                                                                  29

                  The Sagemark Companies Ltd. and Subsidiaries
           Condensed Consolidated Statements of Operations - Unaudited

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Operating expenses:
  Other general and administrative expense                $       212,000   $       226,000   $       456,000   $       558,000
  Salaries, payroll taxes and fringe benefits                     185,000           168,000           529,000           624,000
  Professional fees                                                95,000           313,000           771,000           717,000
  Consulting fees                                                   3,000            66,000            78,000           179,000
  Termination payments for executive contracts                         --                --            48,000         2,189,000
  Settlement costs                                                     --           505,000            38,000           535,000
  Related party bad debt expense                                       --                --                --           135,000
                                                           --------------    --------------    --------------    --------------
    Loss from operations                                         (495,000)       (1,278,000)       (1,920,000)       (4,937,000)
Gain (loss) from marketable securities                            385,000           (20,000)        1,447,000           (30,000)
Other income, net                                                 113,000           (69,000)          127,000            73,000
                                                           --------------    --------------    --------------    --------------
Income (loss) from continuing operations before minority
 interest and share of loss of unconsolidated affiliate             3,000        (1,367,000)         (346,000)       (4,894,000)

Minority interest in income of subsidiaries                            --           129,000          (296,000)           31,000
Share of income (loss) of unconsolidated affiliates                    --            51,000           113,000           (83,000)
                                                           --------------    --------------    --------------    --------------
Income (loss) from continuing operations                            3,000        (1,187,000)         (529,000)       (4,946,000)
Discontinued operations:
  Income (loss) from operations of discontinued segment                --          (495,000)          637,000        (1,296,000)
  Gain from disposal of segment                                        --            10,000         8,124,000         6,792,000
                                                           --------------    --------------    --------------    --------------
Income (loss) before extraordinary item:                            3,000        (1,671,000)        8,232,000           550,000
Extraordinary gain on debt extinguishment                              --         5,627,000                --         5,627,000
                                                           --------------    --------------    --------------   ---------------
Net income                                                $         3,000   $     3,955,000   $     8,232,000   $     6,177,000
                                                           ==============    ==============    ==============    ==============


Basic and diluted income (loss) per common share:
  Income (loss) from continuing operations                $          0.00   $         (0.73)  $         (0.34)  $         (3.01)
  Income (loss) from operations of discontinued segment                --             (0.30)             0.41             (0.79)
  Gain from disposal of segment                                        --              0.01              5.19              4.14
  Extraordinary gain on debt extinguishment                            --              3.45                --              3.42
                                                           --------------    --------------    --------------    --------------
  Net income                                              $          0.00   $          2.43   $          5.26   $          3.76
                                                           ==============    ==============    ==============    ==============

Weighted average number of common shares                        1,558,319         1,630,065         1,564,043         1,642,049
                                                           ==============    ==============    ==============    ==============

           See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
      Condensed Consolidated Statements of Comprehensive Income - Unaudited

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Net income                                                $         3,000   $     3,955,000   $     8,232,000   $     6,177,000

Other comprehensive income (expense):
  Unrealized holding gains on available for sale
   securities                                                     661,000           127,000         1,469,000           277,000
  Reclassification for realized (gains) losses on
   available for sale securities                                 (346,000)          (32,000)         (433,000)          (22,000)

Comprehensive income                                      $       318,000   $     4,050,000   $     9,268,000   $     6,432,000
                                                           ==============    ==============    ==============    ==============

           See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                 September 30,
                                                                                     1999           December 31,
                                                                                   Unaudited            1998
                                                                                   ---------            ----
Assets:
  Cash and cash equivalents                                                    $      2,764,000   $        179,000
  Note receivable                                                                     3,226,000                 --
  Marketable securities, current                                                      1,485,000          5,092,000
  Other current assets                                                                   28,000             17,000
  Net current assets of discontinued segment                                                 --            926,000
                                                                                ----------------   ---------------
    Current assets                                                                    7,503,000          6,214,000

  Investment in non marketable securities                                               950,000                 --
  Other assets                                                                          496,000            420,000
  Marketable securities, long-term                                                      318,000              2,000
  Net assets of discontinued segments                                                        --          3,979,000
  Investment in unconsolidated affiliate                                                     --            760,000
                                                                                ---------------    ---------------
      Total assets                                                             $      9,267,000   $     11,375,000
                                                                                ===============    ===============

Liabilities and shareholders' equity (deficit):
Liabilities:
  Net current liabilities of discontinued segments                             $        637,000   $      4,194,000
  Other current liabilities                                                             143,000            186,000
  Accounts payable                                                                       48,000            452,000
  Accrued litigation settlement costs                                                        --            843,000
                                                                                ---------------    ---------------
    Current liabilities                                                                 828,000          5,675,000
                                                                                ---------------    ---------------

Minority interest                                                                            --          6,367,000

Shareholders' equity (deficit):
  Preferred stock                                                                         3,000              3,000
  Common stock  (25,000,000  shares  authorized,  1,632,621 shares issued and
   1,552,525 shares outstanding as of September 30, 1999 and 1,635,133 shares issued and 1,595,583 shares outstanding as of December 31, 1998)
                                                                                         16,000             16,000
  Additional paid-in-capital, common stock                                           58,155,000         58,188,000
  Accumulated other comprehensive income                                              1,088,000             52,000
  Accumulated deficit                                                               (50,576,000)       (58,808,000)
  Less common stock in treasury                                                        (247,000)          (118,000)
                                                                                ---------------    ---------------
    Total shareholders' equity (deficit)                                              8,439,000           (667,000)
                                                                                ---------------    ---------------
      Total liabilities and shareholders' equity (deficit)                     $      9,267,000   $     11,375,000
                                                                                ===============    ===============

            See notes to condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     1999               1998
                                                                                     ----               ----
Net cash used in continuing operations                                         $     (3,147,000)  $     (5,683,000)
Net cash used in discontinued operations                                                 12,000         (1,713,000)
                                                                                ---------------    ---------------
Net cash used in operating activities                                                (3,159,000)        (7,396,000)
                                                                                ---------------    ---------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities                                        10,418,000          2,480,000
  Investment in marketable securities                                                (3,220,000)        (8,000,000)
  Investment in non marketable securities                                              (950,000)                --
  Net proceeds for disposal of segments                                                 855,000         14,994,000
  Advances made on notes receivable                                                  (1,060,000)                --
  Other net investing activities                                                        (44,000)            20,000
  Cash of affiliate converted to an equity method investment                                 --           (855,000)
                                                                                ---------------    ---------------
    Net cash provided by investing activities                                         5,999,000          8,639,000
                                                                                ---------------    ---------------

Cash flows from financing activities:
  Other net financing activities                                                       (162,000)          (101,000)
  Repayment of discontinued segments liabilities                                        (93,000)        (1,620,000)
                                                                                ---------------    ---------------
    Net cash used in financing activities                                              (255,000)        (1,721,000)
                                                                                ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                  2,585,000           (478,000)
Cash and cash equivalents at beginning of period                                        179,000            871,000
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                     $      2,764,000   $        393,000
                                                                                ===============    ===============

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                                                 --   $         12,000
                                                                                ===============    ===============
    Income taxes                                                               $         36,000                 --
                                                                                ===============    ===============

            See notes to condensed consolidated financial tatements.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of The Sagemark Companies Ltd. and Subsidiaries (the "Company") as of September 30, 1999 and December 31, 1998, the statements of operations and the statements of comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998.

(2) At the annual shareholders meeting held July 22, 1999, the shareholders, among other things, approved a change in the name of the Company from "Consolidated Technology Group, Ltd." to "The Sagemark Companies Ltd.", approved a decrease in the authorized number of common shares from 50,000,000 shares to 25,000,000 shares and approved a 1-for-30 reverse split. All common share-related data included in these financial statements have been restated to reflect the 1-for-30 reverse split.

(3) Nature of Operations - During the nine months ended September 30, 1999, the Company consummated transactions disposing of Trans Global Services, Inc. ("Trans Global") and Arc Networks, Inc. ("Arc Networks") which consequently are presented as discontinued operations for accounting purposes and has disposed of a significant portion of its ownership in Netsmart Technologies, Inc. ("Netsmart"), an unconsolidated affiliate.
As a result of these transactions, the Company has no operating segments.

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

(b)      Arc Networks Transaction

         On March 23, 1999, the Company and SISC entered into an agreement with Arc Networks and Technology Acquisitions, Ltd., a Bermuda corporation, ("TAL"), pursuant to which SISC sold all of its equity interest in Arc Networks for $855,000, to TAL. The proceeds of the sale and the shares of Arc Networks were held in escrow, until June 22, 1999, pending receipt of the consent of the New York Public Service Commission to the sale of the shares to TAL. TAL is a privately owned company, which on April 20, 1999 acquired a controlling

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

interest in the Company (see footnote 4a). As a result of the sale, Arc Networks is presented as a discontinued segment in the accompanying financial statements.

(c)      Netsmart Transaction

         On March 25, 1999, the Company and SISC entered into an agreement with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including Edward D. Bright (Chairman of the Board and a director of both the Company and Netsmart at the time of the transaction) (the "Management Investors"), whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1 million. The agreement also gave the Management Investors the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. Pursuant to the agreement, the Company had the option to not sell up to 200,000 of the additional shares. In addition, SISC agreed to transfer to Netsmart all of its shares of Netsmart's preferred stock and warrants to purchase shares of Netsmart's common stock, in exchange for which Netsmart issued 100,000 shares of its common stock to the Company. During the three month period ended June 30, 1999, SISC completed the sale of 792,624 of such shares for approximately $1.6 million in the aggregate and notified Netsmart that it was exercising its option to not sell 200,000 additional shares of Netsmart's common stock to the Management Investors. The Netsmart transaction resulted in a reduction of the Company's ownership in Netsmart from 36% to approximately 10%. As a result of the reduction in the Company's ownership in Netsmart, the Company's investment in Netsmart is no longer accounted for under the equity method of accounting, which required the Company to recognize its share of Netsmart's income or loss. As of March 31, 1999 and December 31, 1998, the Company's investment in Netsmart, under the equity method of accounting, amounted to $760,000 and the Company's share of Netsmart's income (loss) for the nine months ended September 30, 1999 and 1998 was $113,000 and ($134,000), respectively. During the three months ended September 30, 1999 the Company sold an additional 98,125 shares of Netsmart common stock on the open market for approximately $393,000 and as of September 30, 1999, the Company's investment in Netsmart is classified as a current marketable security. Subsequent to September 30, 1999, the Company sold its remaining 201,875 shares of Netsmart common stock on the open market for approximately $1.5 million.

(4)      Change in Control and Management of the Company

(a)      Change in Control

         On April 20, 1999, TAL purchased, from certain of the Company's shareholders, 266,667 shares, or approximately 17% of the Company's outstanding common stock, in a private transaction at a purchase price of $7.50 per share, or approximately $2 million in the aggregate. Contemporaneously with the purchase, certain of the Company's shareholders granted TAL an option to purchase an aggregate of 266,660 shares of the Company's outstanding common stock for $10.50 per share, or approximately $2.8 million in the aggregate. The options may be exercised at any time during the thirteen-month period commencing March 23, 1999. The shareholders who granted the options have the right to require TAL to exercise the options at $10.50 per share within twenty days after TAL's receipt of notice that the Company's common stock has traded at an average share price in excess of $13.50 for a period of ten consecutive

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

trading days. As long as the options are outstanding, TAL has the right to vote the 266,660 shares of common stock, representing an additional 17% of the Company's outstanding common stock. As a result of the purchase of the 266,667 shares and the grant of the voting rights with respect to the 266,660 shares of common stock subject to the options, TAL has voting rights with respect to approximately 34% of the Company's common stock and may be deemed to be a control person with respect to the Company.

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

(c)      Issuance of Stock Options and Warrants

         Pursuant to their respective employment agreements, the Company granted Messrs. DeLape and Young options to purchase 400,000 and 250,000 shares of the common stock of the Company, respectively, at $4.20 per share, being the closing price of the Company's common stock on April 20, 1999. Subsequently, Mr. DeLape transferred 150,000 of his options to his assignees. Both of such options become exercisable only upon the Company's aggregate market capitalization being at least $25 million. The options provide the holders with stock appreciation rights, which can be exercised to the extent that the options are exercisable. Additionally, the employment agreements provide Messrs. DeLape and Young with the right to purchase from the Company, on the last business day of each fiscal year during the term thereof, an additional option with respect to 250,000 and 100,000 shares, respectively, of common stock of the Company, exercisable at the closing price of the Company's common stock on the business day immediately prior to the date of purchase, any such options being subject to performance objectives to be agreed upon by the board and such persons for each such year The purchase price for any additional options shall be determined by the Company's independent accountants based on a Black-Scholes valuation methodology. All of such options were approved at the July 22, 1999 annual shareholders' meeting.

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

(6) Interim Results - The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(7) Earnings Per Share - All earnings per share data has been restated to reflect the 1-for-30 reverse split which was approved at the July 22, 1999 annual shareholders meeting. Basic earnings per share reflects the amount of income for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects basic income per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share, i.e., increasing earnings per share or reducing loss per share. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of September 30, 1999, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented. A warrant to purchase 33,333 shares of common stock at $22.50 per share was outstanding during all of 1999 and 1998 and options to purchase an aggregate of 678,333 shares of common stock at prices ranging from $4.20 to $7.50 per share which were outstanding during the three and nine months ended September 30, 1999, were not included in the computation of diluted earnings per common share because the exercise prices of said warrant and options was greater than the average market price of the common shares. The warrant, which expires October 1, 1999, and the options were outstanding at September 30, 1999. Such outstanding items may dilute earnings per share in the future.

(8) Treasury Stock - In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of September 30, 1999, the Company had repurchased 80,096 shares in transactions with an aggregate purchase price of approximately $247,000.

(9)      Notes Receivable

Note Receivable from William Baquet

         On September 27, 1999 the Company loaned $675,000 to William Baquet as evidenced by Mr. Baquet's promissory note in favor of the Company. The note bears interest at 8% and matures on December 28, 1999 on which date all principal and interest are due. In accordance with the terms of the loan agreement, the Company advanced Mr. Baquet $660,000 which reflects the $675,000 note amount less a $15,000 loan origination fee. The loan is collateralized by the Company's receipt of 400,000 shares of the common stock of I-Link, Inc. ("I-Link"), which had a value at September 30, 1999 of approximately $1 million. If the I-Link shares trade at or below $2.00 per share, or trade below $2.25 per share on any three consecutive trading days while the loan remains outstanding, the Company may sell the 400,000 shares and use the proceeds to satisfy amounts outstanding under the loan. Furthermore, the Company received an option to purchase up to 15,000 shares of the common stock of I-Link at an exercise price of $0.01 per share. Such options vest in installments of 5,000 shares each, on December 29, 1999, on January 12, 2000, and on January 26, 2000, with respect to each such date provided that the loan has not been repaid in full. As additional consideration for extending the loan, Mr. Baquet sold the Company 25,000 shares of I-Link for $250 and such shares currently have a value approximating $63,000.


Note Receivable from Arc Networks:

         In September of 1998, the Company provided Arc Networks with a $2 million line of credit collateralized by all of the assets of Arc Networks and bearing interest at prime plus 2%. During the three months ended March 31, 1999, the Company increased the line of credit and advanced Arc Networks an additional $400,000. From February 1999 through May 19, 1999, the

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

line of credit owed to the Company by Arc Networks was in default for non-payment of scheduled interest and loan maintenance fees.

         The loan principal repayment terms prior to the execution of the Modified Arc Loan Agreement required a June 22, 1999 repayment of $150,000 and a September 22, 1999 repayment of the remaining balance. TAL had guaranteed the $150,000 principal payment, which prior to the Modified Loan Agreement was due on June 22, 1999. On June 17, 1999, the Company entered into an amended guaranty with TAL whereby TAL guarantees to pay the Company $150,000 in the event that Arc Networks fails to make any principal repayments on the modified scheduled due dates. Pursuant to the Modified Loan Agreement, $750,000 was due on the earlier of October 19, 1999 or the receipt by Arc Networks' parent Company, InfoHighway Communications Corp., ("InfoHighway", formerly referred to as Gemini II, Inc.) of at least $10 million in gross proceeds from an initial public offering of debt or equity securities, $450,000 is due on January 31, 2000 and $1.2 million is due on June 19, 2000. Additionally, the Company has the right to convert an aggregate of $1.7 million of the principal amount into common shares of either Arc Networks or InfoHighway. Simultaneously with the execution of the Modified Arc Loan Amendment, the Company received a warrant to purchase 90,000 shares of InfoHighway at an exercise price of $8.00 per share. The terms of the loan were modified again to extend the due date of the October 19, 1999 until November 14, 1999. As of September 30, 1999, total outstanding principal, interest and loan maintenance fees due under the line of credit approximated $2.5 million

         Pursuant to the terms of a modified loan agreement entered into on May 19, 1999, (the "Modified Arc Loan Agreement") the interest rate was changed to 14% per annum effective June 18, 1999 and Arc Networks was required to pay $50,000 of the accrued and unpaid interest by June 30, 1999 and was required to pay the $83,000 balance of all unpaid interest accrued through July 31, 1999 on or before August 5, 1999. The June 30, 1999 interest payment of $50,000 was paid by Arc Networks on July 9, 1999. Arc Networks failed to make the $83,000 payment due on August 5, 1999 and has not paid the August and September interest payments and the loan is in default. As of September 30, 1999, total accrued and unpaid interest receivable and loan maintenance fees due from Arc Networks amounted to $139,000.

         On May 18, 1999 the Company entered into a sub-lease agreement with Arc Networks whereby Arc Networks is required to reimburse the Company for rentals paid on an office lease in New York. Pursuant to the agreement, Arc Networks is required to pay the Company approximately $4,000 per month and must give the Company at least 45 days notice prior to canceling such agreement. As of September 30, 1999, $13,000 was outstanding pursuant to the sub-lease agreement.

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

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

(11)     Investment in Non Marketable Securities

         On September 7, 1999, the Company acquired 100,000 12% convertible preferred shares of GAVELNET.COM for approximately $1 million. The preferred shares hold standard preferences to the common shares, hold voting rights, carry a 12% dividend, payable in-kind, and are convertible at $1.25 into 800,000 common shares of GAVELNET.COM. GAVELNET.COM is a start-up company, which was incorporated on July 20, 1999 as a Delaware company and operates an Internet auction site offering premium collectibles, decorative and fine art items in an entertaining, interactive online format which targets affluent buyers. GAVELNET.COM's preferred and common shares do not have readily determinable values and as such are not considered marketable securities.

         Concurrent with the Company's investment in GAVELNET.COM, TAL invested $1 million under substantially the same terms. GAVELNET.COM will require additional funding in addition to the investments described herein. Prior to the Company's investment in GAVELNET.COM, certain affiliates and related parties of Benchmark Equity Group ("Benchmark") acquired approximately 4.1 million common shares, on a fully diluted basis, of GAVELNET.COM for financial investments and services rendered that enabled GAVELNET.COM to clear significant hurdles in validating its business model. Benchmark is a privately held company wholly owned by Frank M. DeLape, Sagemark's Chief Executive Officer and Chairman of the Board, which also holds 100% of TAL's voting stock.

(12) Discontinued Operations - As of the date of this report the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company has accounted for Trans Global and Arc Networks, formerly the Contract Engineering Services and Telecommunications segments, as discontinued segments. During 1997, the Company discontinued 3D Holdings International, Inc., formerly the Three Dimensional Products and Services segment, International Magnetic Imaging, Inc. ("IMI"), formerly the Medical Diagnostics segment, SpecTec, Inc. and its subsidiaries, Televend and FMX Corp., collectively the former Electro-Optical and Electro-Mechanical Products Manufacturing segment and The Trinity Group, Inc., formerly the Business Consulting Services segment. The following table summarizes the financial statement information of the discontinued segments.

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Income (Loss) from Discontinued Operations:
  Contract Engineering Services                                     --   $       112,000   $       499,000   $       275,000
  Telecommunications                                                --          (607,000)               --        (1,204,000)
  Medical Diagnostics                                               --           (71,000)               --          (529,000)
  Intercompany Transactions                                         --            71,000           138,000           162,000
                                                                ------    --------------    --------------    --------------
                                                                    --   $      (495,000)  $       637,000   $    (1,296,000
                                                                ======    ==============    ==============    ==============

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Gain (Loss) on Disposal of Segments:
  Contract Engineering Services                                      --                --   $       759,000                --
  Telecommunications                                                 --                --         7,365,000                --
  Medical Diagnostics                                                --                --                --   $     4,882,000
  Three Dimensional Products and Services                            --   $        10,000                --         1,942,000
  Electro-Optical and Electro-Mechanical
   Products Manufacturing                                            --                --                --           (31,000)
  Business Consulting Services                                       --                --                --            (1,000)
                                                         --------------    --------------    --------------    --------------
                                                                     --   $        10,000   $     8,124,000   $     6,792,000
                                                         ==============    ==============    ==============    ==============

                                                                                           September 30,       December 31,
                                                                                                1999               1998
                                                                                                ----               ----
Net Current Assets of Discontinued Segments:
  Contract Engineering Services                                                                         --   $        926,000
                                                                                                              ---------------
                                                                                                        --   $        926,000
                                                                                                              ===============
Net Long-term Assets of Discontinued Segments:
  Contract Engineering Services                                                                         --   $      3,791,000
  Telecommunications                                                                                    --            188,000
                                                                                                              ---------------
                                                                                                        --   $      3,979,000
                                                                                                              ===============

Net Current Liabilities of Discontinued Segments:
  Telecommunications                                                                                    --   $      3,463,000
  Three Dimensional Products and Services                                                 $        482,000            482,000
  Medical Diagnostics                                                                              155,000            249,000
                                                                                           ---------------    ---------------
                                                                                          $        637,000   $      4,194,000
                                                                                           ===============    ===============

(a) Contract Engineering Services - The Company and Trans Global entered into an agreement whereby in May 1999, SISC transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain of approximately $759,000 during the three months ended June 30, 1999 [See footnote (3a) Trans Global Transaction]. The revenues of the Contract Engineering Services segment approximated $11.2 million for the period from January 1, 1999 through the effective date of the share transfer and $16.3 million and $53.5 million, respectively, for the three and nine months ended September 30, 1998 and the operations of the Contract Engineering Services segment are classified as income (loss) from the operations of discontinued segments. As of December 31, 1998, the assets and liabilities of the Contract Engineering Services segment included in the Company's consolidated balance sheet consisted of the following:

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   December 31,
                                                                      1998
                                                                      ----
Cash                                                           $         35,000
Accounts receivable, net                                              3,923,000
Loans receivable                                                          5,000
Prepaid expenses and other current assets                               474,000
Property, plant and equipment                                           170,000
Goodwill                                                                727,000
Customer lists, net                                                   2,389,000
Deferred offering costs                                                 236,000
Receivable, related parties                                              50,000
Other assets                                                            219,000
                                                                ---------------
Total assets                                                          8,228,000
                                                                ---------------
Accrued estimated losses through disposal date                          128,000
Accounts payable and accrued expenses                                   267,000
Accrued payroll and related expenses                                    529,000
Income taxes payable                                                     13,000
Current debt obligations                                              2,574,000
                                                                ---------------
Total liabilities                                                     3,511,000
                                                                ---------------
Net assets to be disposed of                                   $      4,717,000
                                                                ===============

Presented in the balance sheet as follows:
Net current assets of discontinued segment                     $        926,000
Net long-term assets of discontinued segment                          3,791,000
                                                                ---------------
Net assets to be disposed of                                   $      4,717,000
                                                                ===============


(b) Telecommunications - The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd. ("TAL"), pursuant to which the Company sold all of its equity interest in Arc Networks for $855,000. As a result of the sale, the Company recognized a gain of approximately $7.4 million during the three months ended June 30, 1999 [See footnote (3b) Arc Networks Transaction]. The revenues of the Telecommunications segment from January 1, 1999 through the date of the sale approximated $4 million and for the three and nine month periods ended September 30, 1998 approximated $3.6 million and $6.7 million, respectively. As of December 31, 1998, the assets and liabilities of the Telecommunications segment included in the Company's consolidated balance sheet consisted of the following:


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

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   December 31,
                                                                      1998
                                                                      ----
Deferred loan costs                                            $        249,000
Other assets                                                             86,000
                                                                ---------------
Total assets                                                          4,195,000
                                                                ---------------
Accrued estimated losses through expected disposal date                 800,000
Accounts payable and accrued expenses                                 5,320,000
Excess of accumulated billings over related costs                       463,000
Current debt obligations                                                250,000
Current portion of capitalized lease obligations                         20,000
Notes payable, related parties                                           52,000
Long-term debt                                                          550,000
Capitalized lease obligations                                            15,000
                                                                ---------------
Total liabilities                                                     7,470,000
                                                                ---------------
Net liabilities to be disposed of                              $     (3,275,000)
                                                                ===============

Presented in the balance sheet as follows:
Net long-term assets of discontinued segment                   $        188,000
Net current liabilities of discontinued segment                       3,463,000
                                                                ---------------
Net liabilities to be disposed of                              $     (3,275,000)
                                                                ===============


(c) Three Dimensional Products and Services - In 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the Three Dimensional Products and Services segment. As a result of the plan, the Company sold one of the subsidiaries operating in the segment and wrote-off all of the segment's remaining assets and reclassified the remaining liabilities as net current liabilities of a discontinued segment. During the first quarter of 1998, the Company recorded an approximate $1.9 million gain on the disposal of the segment resulting from the write-off of liabilities that the Company believes it will not be obligated to pay. As of September 30, 1999 and December 31, 1998 the liabilities of the Three Dimensional Products and Services segment included in the Company's consolidated balance sheet consisted of the following:

                                                                                September 30,       December 31,
                                                                                     1999               1998
                                                                                     ----               ----
Accounts payable and accrued expenses                                          $        130,000   $        130,000
Accrued payroll and related expenses                                                     98,000             98,000
Accrued interest                                                                         24,000             24,000
Notes payable, related parties                                                           95,000             95,000
Current portion of long-term debt                                                       135,000            135,000
                                                                                ---------------    ---------------
Net current liabilities of discontinued segment                                $        482,000   $        482,000
                                                                                ===============    ===============

(d) Medical Diagnostics - On April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI") resulting in a gain on disposal of approximately $4.9 million that was recorded in the three months ended June 30, 1998. The revenues of the Medical Diagnostics segment approximated $6.8 million from

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

January 1, 1998 through the date of the sale on April 2, 1998 and the operations of the Medical Diagnostics segment are classified as income (loss) from the operations of discontinued segments. The remaining net current liabilities of the Medical Diagnostic segment consisted of income taxes and approximated $155,000 and $249,000, respectively, as of September 30, 1999 and December 31, 1998.

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

(13)     Related Party Transactions

         On June 10, 1999 the Company executed an agreement between the Company and Benchmark Equity Group, Inc. ("Benchmark") whereby the Company reimburses Benchmark for its allocable portion of shared office and administrative support services. Benchmark is a privately held company which is owned by Mr. DeLape, the Company's CEO and Chairman of the Board. During the nine months ended September 30, 1999 the Company paid Benchmark $70,000 pursuant to the agreement and paid an additional $29,000 for reimbursement of a portion of the March 1999 and April 1999 salaries of Mr. DeLape, Mr. Young and Mr. Mathew Finch, Corporate Secretary. Additionally, the Company paid Mr. DeLape $11,000 for furniture and leasehold improvements sold by Mr. DeLape to the Company. The Company believes that the amounts paid to Benchmark and Mr. DeLape approximate those that would have been paid if the transactions had been conducted at arms length.

(14)     Contingencies

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company, SISC and TAL have filed an Answer denying liability, and are vigorously contesting the allegations.

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

Recent Developments Relating to Control

         TAL owns approximately 17% of the Company's outstanding common shares and has an option to purchase an additional 17% of the outstanding common shares and as long as such option is outstanding has the right to vote such common shares. As a result, TAL has voting rights with respect to 34% of the Company's common shares and may be deemed a control person with respect to the Company. Prior to purchasing the shares of the Company's common stock, TAL purchased the Company's 67% interest in Arc Networks. As of September 30, 1999, Arc Networks owes the Company approximately $2.5 million under a line of credit agreement (see footnote 9 to the attached unaudited condensed consolidated financial statements) and TAL has guaranteed the repayment of $150,000 of such indebtedness. The aforementioned circumstances give rise to a potential conflict of interest whereby TAL may have the power to determine the terms of any agreement between the Company and Arc Networks.

Restatements

         The following discussion, as it relates to the three and nine month periods ended September 30, 1998 (the "1998 Third Quarter" and "1998 Nine Month Period"), have been restated from the prior year's discussion to reflect the discontinuation of Trans Global (the former Contract Engineering Services segment) and Arc Networks (the former Telecommunications segment).


Financial Condition - Liquidity and Capital Resources

         As of September 30, 1999, ("September 1999"), the Company had cash of $2.8 million and current marketable securities of $1.5 million, which primarily represents the Company's investment in Netsmart's common stock. The following table calculates the working capital that the Company has available for use in its operations as of September 1999 and December 31, 1998 ("December 1998").

                                                                                September 30,       December 31,
                                                                                     1999               1998
                                                                                     ----               ----
Current assets                                                                 $      7,503,000   $      6,214,000
Current liabilities                                                                     828,000          5,675,000
                                                                                ---------------    ---------------
Working capital                                                                       6,675,000            539,000
Plus total net current liabilities of discontinued segments                             637,000          4,194,000
Less:
Portion of total current liabilities of discontinued segments that the
  Company may be obligated to pay                                                      (637,000)          (731,000)
Net current assets of discontinued segments not available to the Company
                                                                                             --           (926,000)
                                                                                ---------------    ---------------
Working capital available for the Company's operations                         $      6,675,000   $      3,076,000
                                                                                ===============    ===============

         During the nine month period ended September 30, 1999 (the "1999 Nine Month Period"), the Company's available working capital increased by $3.6 million of which approximately $2 million is the non-cash effect of the note receivable due from Arc Networks. As of December 1998, Arc Networks was a consolidated subsidiary and the $2 million note receivable balance was eliminated in consolidation under generally accepted accounting principles pursuant to Accounting Research Bulletin No. 51 "Consolidated Financial Statements". As of September 1999, the Company has sold all of its equity investment in Arc Networks, and accordingly, the note receivable balance is not eliminated, resulting in an increase in current assets and therefore an increase in working capital. As of the date of this report, the note receivable is in default for non-payment of scheduled interest. Significant sources of cash and investment related working capital during the 1999 Nine Month Period included $8.4 million from the sale of US Treasury Bills, $2 million from the sale of Netsmart common stock and $855,000 from the disposal of Arc Networks, while significant uses of working capital included $3.2 million for the purchase of US Treasury Bills, $1.1 million for payment of $843,000 of litigation settlements and $238,000 of trade payables that were accrued as of December 31, 1998, $950,000 for the investment in GAVELNET.COM, $771,000 for professional fees, $660,000 advanced to Mr. Baquet, $529,000 for salaries, payroll taxes and fringe benefits, $400,000 advanced to Arc Networks, $129,000 for purchases of treasury stock and $620,000 for other operating expenses. With the principal assets consisting of cash and cash equivalents and marketable securities, the Company's management is seeking and evaluating a number of new business opportunities that are focused on increasing the Company's market capitalization.

         As of September 1999, the Company had guaranteed Arc Networks' repayment of $1.2 million of advances from Trans Global as represented by Arc Networks' installment promissory note due August 31, 2003 and $550,000 of indebtedness that Arc Networks owes to Betei Sefer Limlachah, a New York religious organization, represented by Arc Networks' promissory note due January 1, 2001.

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of

Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company, SISC and TAL have filed an Answer denying liability, and are vigorously contesting the allegations.

Results of Operations

Loss from Operations

         During 1997 and 1998, the Company discontinued all of its operating segments and as of September 1999, has no operating revenue or gross margin. As a result, all of the Company's loss from operations for the three month period ended September 30, 1999 (the "1999 Third Quarter") and the 1998 Third Quarter and the 1999 and 1998 Nine Month Periods consisted of general and administrative expenses.

1999 and 1998 Third Quarter Operating Income (Loss)

         The Company's loss from operations for the 1999 and 1998 Third Quarters was $495,000 and $1.3 million, respectively, representing a net decrease of $783,000, or 62%.

         Components of operating expenses that decreased when comparing the 1999 and 1998 Third Quarters aggregated $800,000 and included settlement costs which decreased by $505,000, professional fees which decreased by $218,000, consulting fees which decreased by $63,000 and other general and administrative expense which decreased by $14,000. Such decreases were partially offset by an increase in salaries, payroll taxes and fringe benefits which increased by $17,000

         Settlement costs for the 1998 Third Quarter were $505,000. During the 1998 Third Quarter, the Company paid $425,000 to settle claims made by former employees of which $325,000 was paid to Lewis S. Schiller ("Mr. Schiller"), a former CEO and Director of the Company, and $100,000 was paid to the president of a disposed subsidiary which operated in the Electro-Optical and Electro-Mechanical Products Manufacturing segment. Additionally, during the 1998 Third Quarter the Company accrued $80,000 for other estimated settlement costs. No settlement costs were incurred for the 1999 Third Quarter.

         Professional fees decreased $218,000, or 70%, from $313,000 for the 1998 Third Quarter to $95,000 for the 1999 Third Quarter. During the 1998 Third Quarter, the Company incurred legal fees of $108,000 related to the disposal of subsidiaries, $86,000 related to litigation matters and $66,000 for general and other matters while during the 1999 Third Quarter total legal fees approximated $69,000, resulting in an overall decrease in legal fees of $191,000. Professional fees relating to accounting, audit and tax services decreased $27,000 when comparing the 1999 and 1998 Third Quarters.

         Consulting fees for the 1998 Third Quarter were $66,000 of which $50,000 relates to amounts accrued pursuant to a consulting agreement with Mr. Schiller, $15,000 relates to amounts paid to Mr. Gerry Kay, a former director of the Company and $1,000 relates to amounts paid to a computer consulting firm. Consulting fees incurred during the 1999 Third Quarter amounted to $3,000.

         Other general and administrative expense decreased $14,000, or 6%, from $226,000 for the 1998 Third Quarter to $212,000 for the 1999 Third Quarter. Included in other general and administrative expense for the 1999 Third Quarter is approximately $89,000 of amounts paid to The Benchmark Equity Group ("Benchmark") for salaries, office rent and administrative support. Benchmark is a privately held company which is owned by Mr. DeLape, the Company's CEO and Chairman of the Board. The Company believes that the amounts paid to Benchmark approximate those that would have been paid if the transaction had been conducted at arms length.

         Salaries, payroll taxes and fringe benefits increased by $17,000, or 10%, from $168,000 for the 1998 Third Quarter to $185,000 for the 1999 Third Quarter. Salaries, payroll taxes and fringe benefits for the 1999 Third Quarter consisted of $123,000 for officer salaries, $39,000 for non-officer salaries, and $23,000 for payroll taxes and fringe benefits. Salaries, payroll taxes and fringe benefits for the 1998 Third Quarter consisted of $25,000 for non-officer salaries, $5,000 for payroll taxes and fringe benefits and $138,000 for employees who were terminated during the 1998 Third Quarter.

1999 and 1998 Nine Month Period Operating Losses

         The Company's loss from operations for the 1999 and 1998 Nine Month Periods was $1.9 million and $4.9 million, respectively, a net decrease of $3 million, or 62%.

         Components of operating expenses that decreased when comparing the 1999 and 1998 Nine Month Periods aggregated $3 million and included termination payments for executive contracts which decreased by $2.1 million, settlement costs which decreased by $497,000, related party bad debt expense which decreased by $135,000, other general and administrative expense which decreased by $102,000, consulting fees which decreased by $101,000 and salaries, payroll taxes and fringe benefits which decreased by $95,000. Such decreases were partially offset by an increase in professional fees of $54,000.

         Termination payments for executive contracts decreased $2.1 million, or 98%, from approximately $2.2 million for the 1998 Nine Month Period to $48,000 for the 1999 Nine Month Period. Termination payments for executive contracts for the 1999 and 1998 Six Month Periods relates to the termination of contracts with Mr. Schiller, a former CEO of the Company, Ms. Grazyna Wnuk (Ms. Wnuk), a former Secretary of the Company, and Mr. George W. Mahoney (Mr. Mahoney) the former CFO of the Company. The contract termination payments paid to Mr. Mahoney involve two separate employment agreements between the Company and Mr. Mahoney. During the 1998 Nine Month Period, the Company paid Mr. Mahoney $350,000 related to a change of control provision included in Mr. Mahoney's contract, which was in effect at that time, and entered into an amended and restated employment agreement with Mr. Mahoney. During the 1999 Nine Month Period, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney. On March 30,

1998, the Company entered into a series of agreements with Mr. Schiller and Ms. Wnuk. Pursuant to the agreements, Mr. Schiller and Ms. Wnuk resigned as directors and officers of the Company and its subsidiaries. In consideration for payments of approximately $4 million to Mr. Schiller and Ms. Wnuk and the return to the Company by Mr. Schiller of 39,667 shares of the Company's common stock he then held, the Company purchased from Mr. Schiller and Ms. Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. Approximately $1.6 million of the $4 million of such payments related to Mr. Schiller's and Ms. Wnuk's stock interest in the IMI sale. The remainder of $2.4 million related to obligations of the Company, of which approximately $561,000 was accrued at December 1997, for commissions and salaries payable to Mr. Schiller and Ms. Wnuk and $1.8 million related to contract termination expense for 1998.

         Settlement costs decreased $497,000, or 93%, from $535,000 for the 1998 Nine Month Period to $38,000 for the 1999 Nine Month Period. During the 1999 Nine Month Period, the Company paid $30,000 in order to settle two claims relating to IMI, a disposed subsidiary, and $8,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Three Dimensional Products and Services segment. During the 1998 Nine Month Period, the Company paid $425,000 to settle claims made by former employees of which $325,000 was paid to Mr. Schiller and $100,000 was paid to the president of a disposed subsidiary which operated in the Electro-Optical and Electro-Mechanical Products Manufacturing segment. Additionally, the Company paid $20,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Three Dimensional Products and Services segment, paid $10,000 to settle a claim relating to a disposed subsidiary which operated in the discontinued Audio Products segment and accrued $80,000 for other estimated settlement costs.

         Related party bad debt expense for the 1998 Nine Month Period amounted to $135,000. During the 1998 Nine Month Period, pursuant to a settlement agreement, the Company wrote-off $86,000 of amounts due from Televend, a company that was sold to Mr. Schiller, and $49,000 of amounts due from Universal International, Inc., a company of which Ms. Wnuk is the president. During the 1999 Nine Month Period no related party bad debt expense was incurred.

         Other general and administrative expenses decreased $102,000, or 18%, from $558,000 for the 1998 Nine Month Period to $456,000 for the 1999 Nine Month Period. During the 1998 Nine Month Period other general and administrative expenses included a credit of approximately $178,000 for negotiated trade payable write-offs. Excluding these trade payable write-offs, actual general and administrative expenses for the 1999 Nine Month Period were approximately $280,000 less than those of the 1998 Nine Month Period. Significant reductions from the 1998 Nine Month Period to the 1999 Nine Month Period included reduced travel costs of approximately $55,000, reduced vehicle and limousine service expenses of $68,000, reduced insurance costs of $160,000, reduced directors fees of $35,000, reduced meals and entertainment costs of $18,000, reduced equipment, computer and depreciation costs of $32,000, reduced office rent of $29,000 and other net reductions of $49,000. These reductions were partially offset by the 1999 Nine Month Period expenses incurred for the July 22, 1999 shareholders meeting, including $33,000 of printing costs and $35,000 of mailing costs. Included in other general and administrative expense for the 1999 Nine Month Period is approximately $99,000 of amounts paid to The Benchmark Equity Group ("Benchmark") for salaries, office rent and administrative support. Benchmark is a privately held company which is owned by Mr. DeLape, the Company's CEO and Chairman of the Board. The Company believes that the amounts paid to Benchmark approximate those that would have been paid if the transaction had been conducted at arms length.

         Salaries, payroll taxes and fringe benefits decreased $95,000, or 15%, from $624,000 for the 1998 Nine Month Period to $529,000 for the 1999 Nine Month Period. Salaries, payroll taxes and fringe benefits for the 1999 Nine Month Period consisted of $215,000 for officer salaries, $109,000 for non-officer salaries, $40,000 for payroll taxes and fringe benefits and $165,000 for employees who were terminated during the 1999 Nine Month Period. Salaries, payroll taxes and fringe benefits for the 1998 Nine Month Period consisted of $72,000 for non-officer salaries, $8,000 for payroll taxes and fringe benefits and $544,000 for employees who were terminated during the 1998 Nine Month Period.

         Consulting fees decreased $101,000, or 56%, from $179,000 for the 1998 Nine Month Period to $78,000 for the 1999 Nine Month Period. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he will receive an aggregate of $56,000. Other consulting fees paid during the 1999 Nine Month Period were $22,000 paid to a consultant in connection with the closing of the Company's New York offices. During the 1998 Nine Month Period consulting fees consisted of $113,000 paid to a consultant who was evaluating financing sources for potential acquisitions, $50,000 accrued pursuant to a consulting agreement with Mr. Schiller, $15,000 for amounts paid to Mr. Gerry Kay, a former director of the Company and $1,000 paid to a computer consulting firm.

         Professional fees increased $54,000, or 8%, from $717,000 for the 1998 Nine Month Period to $771,000 for the 1999 Nine Month Period. During the 1999 Nine Month Period, the Company incurred legal fees of $274,000 related to the disposal of Arc Networks, Trans Global and Netsmart shares, $155,000 related to litigation settlements, $36,000 related to the July 22, 1999 shareholders meeting, $22,000 related to the April 1999 change of control and $160,000 related to general matters. During the 1998 Nine Month Period, the Company incurred legal fees of $233,000 in connection with the change of control that occurred in April 1998, $171,000 related to litigation settlements, $111,000 related to the disposal of subsidiaries and $144,000 related to general matters. During the 1998 Nine Month Period, the Company paid approximately $50,000 to each of Edward D. Bright, the Company's Chairman of the Board at the time of the payment and Patterson Travis Operating Account, a brokerage firm that represents certain shareholders of the Company for reimbursement of legal expenses incurred in connection with the April 1998 change of control. Audit, accounting and tax service expenses amounted to $124,000 for the 1999 Nine Month Period and were incurred primarily in connection with the disposal of subsidiaries. Audit and tax services for the 1998 Nine Month Period amounted to $58,000.

Gain (Loss) on Marketable Securities

         During the 1999 Third Quarter, the Company realized gains of $315,000 from the sale of Netsmart common stock and $70,000 from the sale of US Treasury Bills. During the 1999 Nine Month Period the Company realized gains of $1.3 million from the sale of Netsmart common stock and $168,000 from the sale of US Treasury Bills. During the 1998 Third Quarter and the 1998 Nine Month Period, gains and losses on marketable securities were not significant

Loss from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 1999 and 1998 Third Quarters was $3,000, or $0.00 per share, and ($1.2 million), or ($0.73) per share, representing an increase in income of $1.2 million. The Company's consolidated (loss) from continuing operations for the respective 1999 and 1998 Nine Month Periods was ($529,000), or ($0.34) per share, and ($4.9 million), or ($3.01) per share, representing a decrease in loss of $4.4 million. As more fully described in the preceding paragraphs, the decrease in losses from continuing operations is primarily the result of significant gains on marketable securities realized in the 1999 periods, the significant reduction in contract termination expense from the 1998 to 1999 periods and to a lesser extent, a reduction of operating expenses from the 1998 to 1999 periods. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses cannot be assured.

Discontinued Operations

         The Company's income (loss) from operations of discontinued segments and gain or (loss) on disposal of segments are presented in the following table.

                                                                  Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Income (Loss) from Discontinued Operations:
  Contract Engineering Services                                        --   $       112,000   $       499,000   $       275,000
  Telecommunications                                                   --          (607,000)               --        (1,204,000)
  Medical Diagnostics                                                  --           (71,000)               --          (529,000)
  Intercompany Transactions                                            --            71,000           138,000           162,000
                                                                   ------    --------------    --------------    --------------
                                                                       --   $      (495,000)  $       637,000   $    (1,296,000
                                                                   ======    ==============    ==============    ==============

Gain (Loss) on Disposal of Segments:
  Contract Engineering Services                                        --                --   $       759,000                --
  Telecommunications                                                   --                --         7,365,000                --
  Medical Diagnostics                                                  --                --                --   $     4,882,000
  Three Dimensional Products and Services                              --   $        10,000                --         1,942,000
  Electro-Optical and Electro-Mechanical Products
    Manufacturing                                                      --                --                --           (31,000)
  Business Consulting Services                                         --                --                --            (1,000)
                                                                             --------------    --------------    --------------
                                                                       --   $        10,000   $     8,124,000   $     6,792,000
                                                                             ==============    ==============    ==============

Extraordinary Gain on Debt Extinguishment

         On August 12, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. The Company paid approximately $1.9 million in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes. In connection with the settlement, the Company issued 11,100 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. In connection with this settlement, the Company recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for the 1998 Third Quarter and the 1998 Nine Month Period.

Net Loss

         As a result of the foregoing, the Company incurred net income during the respective 1999 and 1998 Third Quarters of $3,000, or $0.00 per share, and $4 million, or $2.43 per share and net income during the respective 1999 and 1998 Nine Month Periods of $8.2 million, or $5.26 per share, and $6.2 million, or $3.76 per share.

Future Operations of Sagemark

         As of the date of this report the Company does not have any consolidated operating subsidiaries that are not classified as discontinued segments. As a result, the Company will have no operating revenues, direct costs or gross profit until such time, if ever, that other subsidiaries are acquired. Currently the Company has no definitive plans for any acquisitions. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. As of September 30, 1999, the Company has five employees with annual base salaries aggregating approximately $550,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are earnings on the US Treasury Bill investments and its investments in Netsmart and Trans Global and the Company's money market account, which in the aggregate are expected to be significantly less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made.

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

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue". Management believes that all of the in-house computer applications used by the holding companies (Sagemark and SISC) are year 2000 compliant. The Company is reliant on other outside services, including banks and a payroll servicing company and such companies have indicated that they are taking appropriate measures to be year 2000 compliant. Although the Company believes it will not incur significant expenses to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000 Issue will not have a material adverse effect upon the Company.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On July 22, 1999, the Company held its annual stockholders meeting. The results of the matters voted on at the meeting are presented in the table that follows.

                                                       Votes For      Voted Against    Votes Withheld      Abstentions
Election of Nominees for Director:
    Mr. DeLape                                         38,310,535                --           482,330               --
    Mr. Young                                          38,310,535                --           482,330               --

Approval of a 1 for 30 Reverse Split                   38,093,797           621,947                --           77,121

Amendment to the Company's Articles of
  Incorporation Changing the Number of
  Authorized Shares of Common Stock from
  50,000,000 to 25,000,000
                                                       38,098,425           624,205                --           70,235

Amendment to the Company's Articles of
  Incorporation Changing the Name of the
  Company to The Sagemark Companies Ltd.
                                                       38,314,999           435,061                --           42,805

Approval of the 1999 long Term Incentive Plan
                                                        2,498,098           723,701                --       16,181,186

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
27       Financial Data Schedule.(1)

(1) Filed only with the SEC in electronic format.

(b) Reports on Form 8-K

1. - Filed an 8-K with an earliest date of event of July 22, 1999, reporting the results of the July 22, 1999 annual shareholders meeting.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE SAGEMARK COMPANIES LTD.

/S/____________     Chief Executive Officer and Director      November 8, 1999
Frank M. DeLape     (Principal Executive Officer)

/S/____________     President and Chief Operating Officer     November 8, 1999
Richard Young       (Principle Accounting Officer)