Form 10-K
period 1999-12-31
SAGEMARK COMPANIES LTD
filed 2000-03-29
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________.

                          Commission file Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
             (Exact name of registrant as specified in its charter)

          New York                                   13-1948169
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

        700 Gemini, Houston, TX                            77058
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (281) 488-8484

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class             Outstanding shares as of March 17, 2000
        -------------------             ---------------------------------------

Common Stock, par value 0.01 per share                 1,560,216


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

         As of March 17, 2000, the aggregate market value of the common equity held by non-affiliates approximated $6.61 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

General Development of Business

         The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), (formerly Consolidated Technology Group Ltd., formerly Sequential Information Systems, Inc.) is a New York corporation organized in 1961. The Compamy is a publicly held holding company which has, or has had controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp. ("SISC")), in its consolidated subsidiaries which previously operated in various business segments throughout the United States. During 1999, 1998 and 1997, the Company discontinued all of its operating segments. Thereafter Sagemark has become a financial services company that seeks to identify, acquire, develop and support emerging growth Internet and information technology companies. Sagemark currently focuses on companies engaged in eCommerce, telecommunications, and human resources outsourcing, areas that are expected to benefit from the growing use of the Internet. The Company works closely with the companies in which it has an investment to provide operational and management services in an attempt to build value for the Company. These services include active strategic management, operating guidance, merger and acquisition assistance, board participation and recruitment, and innovative financing.

         Sagemark Capital LP ("Sagemark Capital"), a partnership in which Sagemark holds a limited partnership interest, was organized during 1999 for the purpose of making future investments that are in line with the Company's new investment philosophy. Sagemark Capital is currently applying for a license by the Small Business Administration ("SBA") to become a Small Business Investment Company ("SBIC"). If Sagemark Capital is successful in obtaining an SBIC license, then it will be able to obtain inexpensive capital of up to three times its private capital from the SBA.

         SIS Capital Corp. ("SISC") is a wholly owned, non-operating subsidiary of Sagemark, which held the Company's prior investments. In keeping with the Company's new investment philosophy and pursuant to certain transactions that were consummated prior to 1999, the Company has discontinued all prior-operating segments.

Current Developments

GAVELNET.COM

         In September 1999, the Company invested $950,000 for the purchase of 100,000 preferred shares of GAVELNET.COM. The preferred shares hold standard preferences to the common shares, hold voting rights, carry a 12% dividend, payable in-kind, and are convertible at $1.25 into 800,000 common shares of GAVELNET.COM. GAVELNET.COM operates an Internet auction site offering premium collectibles, decorative and fine art items in an entertaining, interactive online format, targeting affluent buyers. Concurrent with Sagemark's investment in GAVELNET.COM, Technology Acquisition Ltd. ("TAL") is investing $1 million under substantially the same terms as the Company. See "Recent Developments Relating to Control" for further discussion of TAL.

EnTotal.com

         In January 2000 the Company made an investment in Eclipse Communications Corporation d.b.a. enTotal.com ("enTotal.com") whereby the Company loaned enTotal.com $1.5 million pursuant to a note bearing interest at 14 % with principal due in sixteen equal quarterly installments beginning June 30, 2001. Additionally, the Company received a warrant to purchase 2.5 million shares of enTotal.com's common shares at a nominal price. EnTotal.com is a newly formed development stage company that was formed for the purpose of providing an online electronic commerce marketplace which through its enTotal.com brands, will enable small business, small offices/home offices and residential customers to shop for, purchase and pay for a broad range of communication services.

People Solutions

         In February 2000, the Company made an investment in People Solutions, Inc. ("People Solutions") whereby the Company will loan people Solutions up to $1 million pursuant to a note bearing interest at 14% with principal due in twelve equal quarterly installments beginning April 30, 2001. Additionally, the Company received a warrant to purchase 1 million shares of People Solution's common shares at a nominal price. People Solutions is a full service provider of comprehensive, creative human resource management solutions. People Solutions provides human resource consulting and outsourcing services in areas such as recruiting, retention, career management and training. To date, the Company has advanced $500,000 under the note agreement.

FutureMed

         In February 2000, the Company made an investment in FutureMed Interventional, Inc. ("FutureMed") whereby the Company loaned FutureMed $1 million pursuant to a note bearing interest at 13.5% with principal due February 29, 2005. In addition, the Company is entitled to receive a warrant to purchase FutureMed common shares. FutreMed develops and manufactures disposable medical devices, such as specialized catheters and stents, which are used in radiology, cardiology, and urology applications. These highly sophisticated devices are used primarily for minimally invasive medical procedures. FutureMed serves primarily as an outsource solution for large medical supply companies providing quick customized products to the medical community.

JewelsOnRodeo.com

In March 2000, the Company made an investment in JewelsOnRodeo.com, Inc. ("JOR") whereby the Company loaned JOR $250,000 pursuant to a note bearing interest at 13% with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JOR's common shares. JOR, founded by Benchmark Equity Group, Inc., Kazanjian Brothers, Inc., an 82 year old estate jeweler, and JOR's management is positioning itself to become the leading provider of web based business to business e-commerce solutions to the jewelry industry. Through JOR, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from the most elite jewelry dealers in the world. Moreover through JOR, jewelers are able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry.

Financial Information and Employees

         The current sources of income for the Company are earnings on its marketable securities and notes receivable. As of December 31, 1999 the Company's cash and cash equivalents consisted of $1.86 million of money market accounts with an average annual yield of 5.05% and marketable securities consisting of $1.25 million invested in certificates of deposit with interest rates ranging from 5.05% to 5.8%, $517,000 invested in commercial paper with average yields to maturity of 6% and $553,000 invested in common stocks with a fair market value of $277,000. Notes receivable as of December 31, 1999 consists of a $2.976 million note bearing interest at 14% and a $675,000 note bearing interest at 8%. Additionally, the Company will earn interest income on the note receivable investments made subsequent to December 31, 1999 as more fully described in the preceding description of "Current Developments". As a result of the discontinuation of all prior-operating entities, the Company will not generate any operating revenue, direct costs or gross profit until such time, if ever, that new operating subsidiaries are acquired. The income earned on Sagemark's investments and notes receivable are expected to be less than the Company's operating costs which are expected to consist of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. As of December 31, 1999, the Company had seven employees and in January 2000, the Company added one additional employee.

Discontinued Business Segments

         The 1999, 1998 and 1997 operating activity of the discontinued business segments is classified as net income or loss from discontinued segments in the Company's consolidated statement of operations. The assets and liabilities of the business segments that were discontinued have been netted and classified as net assets or liabilities of discontinued segments in the Company's consolidated balance sheets. Information regarding the discontinued business segments follows:

         Contract Engineering Services consisted of Trans Global Services, Inc. ("Trans Global"), and its subsidiaries, Avionics-Research Holdings ("Avionics"), and Resource Management International, Inc. ("RMI"), which provides engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations. The Company and Trans Global entered into an agreement whereby in May 1999, SISC transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain on disposal of approximately $759,000 during 1999. The revenues of the contract engineering services segment approximated $11.2 million for the period from January 1, 1999 through the effective date of the share transfer and $67 million and $75.7 million for all of 1998 and 1997, respectively.

         Telecommunications consisted of Arc Networks, Inc. ("Arc Networks"), an integrated communications provider offering end-to-end connectivity including broadband data and voice telecommunication services primarily to small- and medium-sized businesses and tenants of multi-tenant units in Tier I and Tier II markets in the northeastern and southern United States. The Company entered into an agreement with Arc Networks and TAL, pursuant to which on June 23, 1999 the Company sold all of its equity interest in Arc Networks for $855,000, resulting in a gain on disposal of approximately $7.4 million. The revenues of the telecommunications segment approximated $4 million from January 1, 1999 through the date of the sale and $13.9 million and $9.6 million for all of 1998 and 1997, respectively. As of December 31, 1999, Arc Networks owes the Company approximately $2.976 million pursuant to a note receivable agreement and currently the Company holds warrants to purchase common stock of InfoHighway Communications Corp. ("InfoHighways"), Arc Networks parent company, consisting of the right to purchase 190,000 common shares at an exercise price of either 90% of the exercise price of any warrants (or other convertible securities) issued by InfoHighways in connection with the first public or private placement of securities by InfoHighways, or $6.00 if no such public or private placement occurs, the right to purchase 180,000 common shares at an exercise price of $3, the right to purchase 180,000 common shares at the fair market price of InfoHighway's common stock at the date of a public or private placement and the right to 5,000 common shares at no cost.

         Medical Diagnostics consisted of International Magnetic Imaging, Inc. ("IMI") which performed magnetic resonance imaging and other medical diagnostic services. On April 2, 1998, the Company consummated the sale of substantially all of the assets of International Magnetic Imaging, Inc. ("IMI") resulting in a gain on disposal of approximately $4.88 million that was recorded in 1998. In 1999, the Company recognized an additional gain of $156,000 representing the excess of estimated accrued taxes as of December 31, 1998 and the amount actually paid for taxes in 1999. The revenues of the medical diagnostics segment approximated $6.8 million from January 1, 1998 through the date of the sale on April 2, 1998 and $29.4 million for 1997. Additionally, on August 12, 1998, IMI consummated a settlement with the holders of certain of IMI's subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. IMI paid approximately $1.9 million, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes, in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes. In connection with the settlement, Consolidated issued 333,000 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. IMI recognized an extraordinary gain on debt extinguishment of approximately $5.6 million for 1998, in connection with this settlement.

         Electro-Mechanical and Electro-Optical Products Manufacturing consisted of Sequential Electronic Systems, Inc. ("SES"), and S-Tech, Inc. ("S-Tech") which were subsidiaries of SES Holdings Inc. ("SESH") which was a wholly owned subsidiary of SpecTec, Inc. ("SpecTec") and Televend, Inc. ("Televend"), and FMX Corp. ("FMX"). During the period owned by the Company, this group of companies manufactured and sold products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products. During 1998, the Company sold all of the companies operating in the electro-optical and electro-mechanical products manufacturing segment resulting in a loss on disposal of the segment of approximately $31,000. The revenues of the electro-optical and electro-mechanical products manufacturing segment for 1997 were $3.1 million.

         Three Dimensional Products and Services consisted of 3D Holdings International, Inc. ("3D"), and its subsidiaries, 3D Technology, Inc. ("3D Tech"), 3D Imaging International, Inc. ("3DI"), and Vero International, Inc. ("Vero"), which are companies that provided three dimensional imaging services that are used in a variety of applications, such as prototype building and reverse engineering. In 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the three-dimensional products and services segment. As a result of the plan, in 1997 the Company sold one of the subsidiaries operating in the segment, wrote-off all of the segment's remaining assets and reclassified the remaining liabilities as net current liabilities of a discontinued segment, which resulted in a $465,000 loss on disposal of the segment. During 1998, the Company recorded an approximate $1.9 million gain on the disposal of the segment resulting from the write-off of additional liabilities that the Company believes it will not be obligated to pay. Finally, in 1999, the Company wrote-off all remaining liabilities, all of which were all in excess of three years old and had no claim activity, and recognized a $481,000 gain on disposal of the segment. The revenues of the three-dimensional products and services segment approximated $92,000 and $281,000 for 1998 and 1997, respectively.

         Audio Products Manufacturing reflected the operations of WWR Acquisition Corp. and its wholly owned subsidiary WWR Technology, Inc., collectively referred to as "WWR". WWR was formed for the purpose of acquiring the professional products business segment of the KlipschTM loudspeaker line from Klipsch and

Associates, Inc. In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc. ("WWR"), the subsidiary in which all of the audio products manufacturing segment's operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain on disposal of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the audio products manufacturing segment through May 1997 approximated $1.2 million.

         Business Consulting Services reflected the activity of The Trinity Group, Inc. ("Trinity"). Trinity provided management and related services both to the Company's former subsidiaries and affiliates. While owned by the Company, Trinity's management services included management, finance, accounting, operations, marketing and other services, which were typically rendered pursuant to consulting agreements. During 1998 the Company sold the business consulting services segment resulting in a loss on the disposal of approximately $1,000. The revenues of the business consulting services for 1997 were $508,000.

Risk Factors and Forward Looking Statements

         Statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Important factors that may cause actual results to differ include, but are not limited to, Sagemark's limited operating history, anticipated losses, unpredictability of future revenues, competition, risks associated with acquisitions, development and operations, management of potential growth, and risks of business combinations and new business areas, the effect of changing economic and business conditions, and Sagemark's ability to identify, attract and acquire a controlling interest in one or more successful operating entities. Actual results could differ materially from those currently anticipated due to the factors just discussed and other risks as identified in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.

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

Recent Developments Relating to Control

         TAL owns approximately 17% of the Company's outstanding common shares and has an option, which expires in April 2000, to purchase an additional 17% of the outstanding common shares and as long as such option is outstanding has the right to vote such common shares. As a result, TAL has voting rights with respect to 34% of the Company's common shares and may be deemed a control person with respect to the Company. Prior to purchasing the shares of the Company's common stock, TAL purchased the Company's 67% interest in Arc Networks. As of December 31, 1999, Arc Networks owes the Company approximately $2.976 million under a line of credit agreement and TAL has guaranteed the repayment of $150,000 of such indebtedness. The aforementioned circumstances give rise to a potential conflict of interest whereby TAL may have the power to determine the terms of any agreement between the Company and Arc Networks.

Item 2.  Properties

         The Company leases all of its facilities on a month to month basis. Presently, the Company's executive offices are located in Houston, Texas, which the Company leases from Benchmark Equity Group ("Benchmark") for $1,200 per month. Benchmark is a privately held company, which is owned by Mr. DeLape, the Company's CEO and Chairman of the Board. The Company believes that the amounts paid to Benchmark approximate those that would have been paid if the transactions had been conducted at arms length.The Company's prior executive offices were leased in New York under a lease that expired February 28, 1999. The Company continued to lease such offices on a month to month basis until March 2000 and was entitled to receive a monthly sub-lease payment of $4,300 from Arc Networks, which occupied such offices, until the lease was cancelled in March 2000. The Company closed its offices in Boca Raton, Florida on July 23, 1999 as the related lease for such offices were transferred to the buyer of the assets of its former subsidiary which was located in Boca Raton, Florida. The current base rent for occupied premises, net of sub-lease income, approximates $1,200 per month.

Item 3.  Legal Proceedings

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

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company has responded by denying all relevant allegations and it is the Company's position that it is in no way responsible for any liability Arc Networks may or may not have to the plaintiff under the facts as alleged by the plaintiff and the Company intends to contest this case vigorously. The Company's counsel has been advised that Arc Networks entered into a settlement agreement on December 1, 1999 with the plaintiff whereby Arc Networks agreed to perform certain work for the plaintiff and make a certain escrow payment.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         From August 15, 1997, through July of 1999, the Company's common stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol COTG and since July 22, 1999 has been traded under the symbol SKCO. The following table sets forth the reported high and low bid prices as provided by the OTCBB for each of the quarters then ended during 1999 and 1998. Such OTCBB bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------
March 31, 1998                                      $1.80             $1.80
June 30, 1998                                       $6.90             $4.20
September 30, 1998                                  $7.80             $3.60
December 31, 1998                                   $4.20             $3.00
March 31, 1999                                      $6.60             $2.70
June 30, 1999                                       $5.18             $3.30
September 30, 1999                                  $4.50             $3.90
December 31, 1999                                   $3.56             $1.50


         As of March 17, 2000, the closing price of the Company's common stock as reported by the OTCBB was $6.44 and there were approximately 18,723 holders of record of the Company's common stock including one beneficial owner, TAL, which owns approximately 17% of the outstanding common stock and has irrevocable proxies on an additional 17% of the outstanding common stock.

         No cash dividends were paid to the holders of the common stock during 1999, 1998 and 1997.

ITEM 6.  SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------
Selected Statements of Operations Data
Years Ended December 31,                    1999             1998            1997             1996             1995
----------------------------------------------------------------------------------------------------------------------
Revenues                                      --               --   $   7,882,000    $   8,541,000    $   7,381,000
----------------------------------------------------------------------------------------------------------------------
Loss from operations               $  (2,330,000)  $   (5,481,000)  $  (6,545,000)   $  (8,387,000)   $  (8,620,000)
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                       $     542,000   $   (5,442,000)  $  (5,230,000)   $  (4,953,000)   $  (4,954,000)
Income (loss) from operations of
  discontinued segments                  638,000       (2,929,000)     (7,099,000)      (4,617,000)      (6,406,000)
Gain (loss) on disposal of
  segments                             8,730,000        6,792,000        (336,000)              --               --
Income (loss) before
  extraordinary items                  9,910,000       (1,579,000)    (12,665,000)      (9,570,000)     (11,360,000)
Extraordinary gain                            --        5,676,000              --               --               --
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   9,910,000   $    4,097,000   $ (12,665,000)   $  (9,570,000)   $ (11,360,000)
----------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss)
 per common share:
    Income (loss) from
      continuing operations        $       $0.33   $        (3.33)  $       (3.33)   $       (3.90)   $       (6.60)
    Income (loss) from
      operations of discontinued
      segments                             $0.41            (1.79)          (4.52)           (3.00)           (8.70)
    Gain (loss) on disposals               $5.58             4.15           (0.21)              --               --
    Extraordinary income                      --             3.46              --               --               --
----------------------------------------------------------------------------------------------------------------------
    Net income (loss)              $        6.32   $         2.49   $       (8.06)   $       (6.90)   $      (15.30)
----------------------------------------------------------------------------------------------------------------------
Dividends Declared per Common
  Share                                       --               --              --               --               --
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data
Years Ended December 31,                    1999             1998            1997             1996             1995
----------------------------------------------------------------------------------------------------------------------
Total Assets                       $   9,047,000   $   11,375,000   $  28,983,000    $  26,374,000    $  26,305,000
----------------------------------------------------------------------------------------------------------------------
Long-term Obligations:
  Debt and Capital Lease
    Obligations                    $          --               --              --               --    $      33,000
  Subordinated Debt                           --               --   $     139,000                                --
----------------------------------------------------------------------------------------------------------------------
    Total Long-term Obligations               --               --   $     139,000               --    $      33,000
----------------------------------------------------------------------------------------------------------------------

(A) The financial data for periods prior to 1998 has been restated to reflect the discontinuation of the contract engineering services, telecommunications, medical diagnostics, three dimensional products and services, electro mechanical and electro optical products manufacturing, business consulting services and audio products manufacturing segments.

(B) The earnings per share data for periods prior to 1999 have been restated to reflect the 1-for-30 reverse stock split.
(C) The following factors make the
above selected financial data non-comparable for the following indicated periods and reasons:
    (1) Effective January 1, 1998, the Company converted Netsmart from a consolidated subsidiary to an investment in unconsolidated affiliate resulting in a decrease in total assets of approximately $6.4 million.
    (2) 1999 and 1998 include expense for termination payments of executive contracts approximating $48,000 and $1.97 million, respectively.
    (3) 1995 includes expense of $3.869 million from the issuance of stock options to consultants.
    (4) 1994 includes expense of $4.14 million from the issuance of stock options to consultants.
    (5) In May 1995 the Company acquired Concept Technologies resulting in an increase in loss from operations of discontinued segments and net loss of approximately $553,000 for 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - Liquidity and Capital Resources

         As of December 31, 1999, the Company's working capital assets include cash of $1.86 million, current marketable securities of $1.844 million and notes receivable of $3.665 million. The following table calculates the working capital that the Company has available for use in its operations as of December 31, 1999 and 1998.

--------------------------------------------------------------------------------
Calculation of Available Working Capital
As of December 31,                                    1999             1998
--------------------------------------------------------------------------------
Current assets                                  $   7,401,000   $    6,214,000
Current liabilities                                   316,000        5,675,000
--------------------------------------------------------------------------------
Working capital                                     7,085,000          539,000
Plus total net current liabilities of
 discontinued segments                                     --        4,194,000
Less net current assets of discontinued
 segments not available to the Company                     --         (926,000)
--------------------------------------------------------------------------------
Working capital available for the Company's
 operations                                     $   7,085,000   $    3,807,000
--------------------------------------------------------------------------------

         During 1999, the Company's available working capital increased by $3.278 million of which approximately $2 million is the non-cash effect of the note receivable due from Arc Networks. As of December 1998, Arc Networks was a consolidated subsidiary and the $2 million note receivable balance was eliminated in consolidation under generally accepted accounting principles pursuant to Accounting Research Bulletin No. 51 "Consolidated Financial Statements". As of December 31 1999, the Company has sold all of its equity investment in Arc Networks, and accordingly, the note receivable balance is not eliminated, resulting in an increase in current assets and therefore an increase in working capital.

         During 1999, the Company used net cash of $3.307 million in operating activities and $255,000 in financing activities and generated net cash of $5.243 million from investing activities. The uses of cash in operating activities included $2.14 million related to 1999 operations, $1.115 million related to 1998 settlements and professional fees which were accrued as of December 31, 1998 and $42,000 related to operations of discontinued segments. Cash generated from investing activities included $12.549 million from the sale of marketable securities and $855,000 from the disposal of Arc Networks. Cash used in investing activities included $5.607 million for the purchase of marketable securities, $1.557 million in advances made under notes receivable and $950,000 for an investment in GAVELNET.COM. Cash used in financing activities included $129,000 for the purchase of treasury stock and $93,000 for payment of discontinued subsidiaries obligations.

Sources and Uses of Working Capital Subsequent to December 31, 1999

         Subsequent to December 31, 1999, significant sources of working capital included the receipt of $690,000 of principal and interest on notes receivable and $397,000 from the sale of marketable securities, while significant uses of working capital includes $3.25 million in advances under new note receivable agreements with People Solutions, enTotal.com, FutureMed and JOR (see Part I., Item. 1 "Current Developments"). Contingent obligations of the Company as of December 31, 1999 includes two debt guarantees made on behalf of Arc Networks totaling $1.730 million. In the event that Arc Networks is unable to obtain or generate adequate working capital to make payments under its related debt obligations, the Company could be required to make payments on Arc Network's behalf.

Results of Operations

Revenue and Gross Profit

         During the years ended December 31, 1999, 1998 and 1997, the Company discontinued all prior-operating segments, and effective January 1, 1998 Netsmart no longer was a consolidated affiliate. As such, the Company's only operating revenue and gross profit was Netsmart's 1997 activity, wherein revenues approximated $7.882 million and gross profit approximated $1.727 million.

Operating Losses

         Comparing 1999 and 1998, the Company's loss from operations decreased $3.151 million, or 57.49%, from $5.481 million for 1998 to $2.33 million for 1999. Comparing 1998 to 1997, the Company's loss from operations decreased $1.064 million, or 16.26%, from $6.545 million for 1998 to $5.481 million for 1998. During 1999 and 1998, the Company had no revenues or gross profits and as such, the operating losses for such periods consisted entirely of operating expense. The operating loss for 1997 was the net result of gross profits of $1.727 million less operating expense of $8.272 million of which $4.410 million related to Netsmart's selling, general and administrative expense. The following discusses the separate components of operating expense.

Professional Fees

         Comparing 1999 and 1998, professional fees decreased $260,000, or 22.05%, from $1.179 million for 1998 to $919,000 for 1999. Comparing 1998 and
1997, professional fees increased $911,000, or 339.93%, from $268,000 for 1997 to $1.179 million for 1998. Professional fees during 1999 included legal fees of $774,000 and accounting and auditing fees of $145,000. The legal fees in 1999 included $306,000 related to the disposal of Arc Networks, Trans Global and Netsmart, $166,000 related to litigation settlements and the remaining $302,000 related to general legal matters, including proxy and change of control issues. Professional fees during 1998 included legal fees of $1.076 million and accounting and auditing fees of $103,000. The legal fees in 1998 included $390,000 related to change of control issues, $205,000 related to litigation settlements, $122,000 related to the disposal of IMI, and the remaining $359,000 related to general legal matters. Professional fees during 1997 included legal fees of $138,000 and accounting and auditing fees of $130,000.

Salaries, Payroll Taxes and Fringe Benefits

         Comparing 1999 and 1998, salaries, payroll taxes and fringe benefits decreased $42,000, or 5.71%, from $735,000 for 1998 to $693,000 for 1999.
Comparing 1998 and 1997, salaries, payroll taxes and fringe benefits decreased $605,000, or 45.15%, from $1.340 million for 1997 to $735,000 for 1998.
Salaries, payroll taxes and fringe benefits for 1999 consisted of $311,000 for officer salaries, $159,000 for non-officer salaries, $56,000 for payroll taxes and fringe benefits and $167,000 for employees who were terminated during 1999. Salaries, payroll taxes and fringe benefits for 1998 consisted of $102,000 for non-officer salaries, $13,000 for payroll taxes and fringe benefits and $620,000 related to terminated employees. Salaries, payroll taxes and fringe benefits for 1997 consisted of $49,000 for non-officer salaries, $5,000 for payroll taxes and fringe benefits and $1.286 million related to terminated employees.

Other General and Administrative Expense

         Comparing 1999 and 1998, other general and administrative expense decreased $182,000, or 24.73%, from $736,000 for 1998 to $554,000 for 1999.
Comparing 1998 and 1997, other general and administrative expense increased $36,000, or 5.14%, from $700,000 for 1997 to $736,000 for 1998. For 1998, other general and administrative expense includes a credit of approximately $176,000 for negotiated trade payable write-offs. Excluding these trade payable write-offs, actual general and administrative expenses for 1999 were approximately $358,000 less than those of 1998 and actual general and administrative expense for 1997 was $140,000 less than those of 1998. The most significant increase in 1998 other general and administrative expense was insurance costs, which were $245,000 in 1998 compared to $46,000 and $10,000 for 1999 and 1997, respectively. The increase in 1998 insurance costs resulted from the one time purchase of a professional liability coverage policy in connection with the disposal of the medical diagnostics segment.

Consulting Fees

         Comparing 1999 and 1998, consulting fees decreased $251,000, or 76.29%, from $329,000 for 1998 to $78,000 for 1999. Comparing 1998 and 1997, consulting fees increased $201,000, or 157.03%, from $128,000 for 1997 to $329,000 for
1998. Consulting fees for 1999 included $60,000 paid to Seymour Richter pursuant to a consulting agreement he received upon his April 20, 1999 resignation as the Company's president and chief executive officer and $18,000 paid to a consultant in connection with the closing of the Company's New York offices. During 1998, consulting fees consisted of $200,000 paid to Lewis Schiller pursuant to a consulting agreement he received upon his April 2, 1998 resignation as the Company's president and chief executive officer, $113,000 paid to a consultant who was evaluating financing sources for potential acquisitions and $16,000 paid to other consultants. During 1997, $128,000 was paid to consultants who were primarily hired to seek equity and other financing sources for the Company's subsidiaries.

Termination Payments for Executive Contracts

         Comparing 1999 and 1998, termination payments for executive contracts decreased $1.922 million, or 97.56%, from $1.970 million for 1998 to $48,000 for 1999. During 1997 the Company incurred no such costs. Termination payments for executive contracts for 1999 and 1998 relate to the termination of contracts with Mr. Schiller, a former CEO of the Company, Ms. Grazyna Wnuk (Ms. Wnuk), a former Secretary of the Company, and Mr. George W. Mahoney (Mr. Mahoney) the former CFO of the Company. The contract termination payments paid to Mr. Mahoney involve two separate employment agreements between the Company and Mr. Mahoney. During 1998, the Company paid Mr. Mahoney $350,000 related to a change of control provision included in Mr. Mahoney's contract, which was in effect at that time, and entered into an amended and restated employment agreement with Mr. Mahoney. During 1999, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney. On March 30, 1998, the Company entered into a series of agreements with Mr. Schiller and Ms. Wnuk. Pursuant to the agreements, Mr. Schiller and Ms. Wnuk resigned as directors and officers of the Company and its subsidiaries. In consideration for payments of approximately $4 million to Mr. Schiller and Ms. Wnuk and the return to the Company by Mr. Schiller of 39,667 shares of the Company's common stock he then held, the Company purchased from Mr. Schiller and Ms. Wnuk all of their rights under their respective employment agreements with the Company and their stock interest in IMI. Approximately $1.6 million of the $4 million of such payments related to Mr. Schiller and Ms. Wnuk's stock interest in the IMI sale. The remainder of $2.4 million related to obligations of the Company, of which approximately $561,000 was accrued at December 31, 1997, for commissions and salaries payable to Mr. Schiller and Ms. Wnuk and $1.62 million related to contract termination expense for 1998.

Settlement Costs

         Comparing 1999 and 1998, settlement costs decreased $359,000, or 90.43%, from $397,000 for 1998 to $38,000 for 1999. Comparing 1998 and 1997,
settlement costs decreased $326,000, or 45.09%, from $723,000 for 1997 to $397,000 for 1998. During 1999, the Company incurred $38,000 of expense to settle claims relating to former subsidiaries. During 1998, the Company incurred $387,000 of expense to settle claims made by former employees of the Company and its subsidiaries and $10,000 to settle a claim relating to a disposed subsidiary. During 1997, the Company incurred $221,000 in costs to settle claims against the Company and former subsidiaries and $502,000 of costs related to the acquisition and subsequent divestiture of Lafayette Industries, Inc. ("Lafayette"). On December 20, 1996, the Company purchased Lafayette. Lafayette's Form 10-KSB for 1996 included a disclaimer of opinion by Lafayette's independent certified public accountants. This report disclosed that there was substantial doubt with respect to Lafayette's ability to continue as a going concern. In addition, Lafayette's accountants reported that they were unable to obtain written representations from Lafayette's counsel regarding litigation relating, among other things, to financial guarantees. Because of material uncertainties on the part of the Company with respect to Lafayette's guarantees, pending litigation, the accuracy of representations and warranties made by Lafayette, the accuracy and completeness of Lafayette's financial statements with respect to material liabilities, Lafayette's financial condition and other matters, the Company's and Lafayette's respective boards of directors determined that, in order to avoid costly and time consuming litigation, Lafayette and the Company would enter into an agreement providing for, among other things, the reversal of the acquisition and the payment by the Company of approximately $502,000 of costs incurred by Lafayette during 1996.

Related Party Bad Debt Expense

         The Company had no related party bad debt expense for 1999. Comparing 1998 and 1997, related party bad debt expense decreased $210,000, or 60.87%, from $345,000 for 1997 to $135,000 for 1998. Pursuant to a settlement agreement, negotiated by a shareholder representative, between the Company and Mr. Schiller, the Company forgave all amounts due from Televend, a company that was sold to Mr. Schiller, Universal International, Inc. ("Universal"), a company of which Ms. Wnuk is the president, and Fingermatrix, Inc., a Company of which Mr. Schiller was a board member. During 1998 the Company recognized bad debt expense of $86,000 related to Televend and $49,000 related to Universal. During 1997 the Company recognized bad debt expense of $250,000 related to Universal and $95,000 related to Fingermatrix, Inc.

Related Party Commissions

         The Company had no related party commissions for 1999 or 1998. During 1997 the Company recognized $358,000 of expense for commissions earned by Mr. Schiller on the Company's investment activity pursuant to Schiller's employment agreement that was in effect prior to his resignation in April 1998.

Non Operating Income and Expense

Gain (Loss) from Marketable Securities

         Comparing 1999 and 1998, net gain on marketable securities increased $2.683 million, or 2,374.34%, from $113,000 for 1998 to $2.796 million for 1999.
Comparing 1998 and 1997, net gain or loss on marketable securities increased $481,000, or 130.71%, from a net loss of $368,000 for 1997 to a net gain of $113,000 for 1998. During 1999 the Company realized gains of $2.624 million from the sale of Netsmart common stock, $168,000 from the sale of US Treasury Bills and $4,000 from the sale of commercial paper. During 1998 the Company realized gains of 195,000 from the sale of US Treasury Bills which was partially offset by the recognition of an $82,000 loss for declines in common stock investments which were deemed to be permanent. During 1997 the Company realized a loss of $203,000 on the sale of Trans Global common stock to the president of Trans Global and $165,000 on the sale of Netsmart common stock to three executives of Netsmart.

Interest Income and Loan Fees, Related Party

         During 1999, the Company earned $197,000 of interest income and loan fees on its note receivable to Arc Networks. Interest and loan fees earned on the Arc Network's note receivable related to 1998 were eliminated in consolidation since prior to 1999 Arc Networks was a consolidated subsidiary of the Company.

Other Income and Expense

         Comparing 1999 and 1998, net other income increased $33,000, or 6.11%, from $54,000 for 1998 to $87,000 for 1999. Comparing 1998 and 1997, net other income or expense increased $219,000, or 132.72%, from net other expense of $165,000 for 1997 to net other income of $54,000 for 1998. During 1999, the Company earned $28,000 of interest income and loan fees on a note receivable to an unrelated party and $59,000 of interest income on money market funds. During 1998 the Company earned $56,000 from consulting fees and incurred net other expense of $2,000. During 1997 the Company recognized expense of $240,000 from the write-off of a joint venture investment, interest income of $114,000 on notes receivable and net other expense of $39,000. The 1997 net other expense of subsidiary of $595,000 pertains to the operations of Netsmart.

Minority Interest in Income or Loss of Subsidiaries

         Changes in minority in income or loss of subsidiaries are a result of the inherent differences in the net income and loss of the related subsidiaries from period to period. In 1999 the minority interest relates only to the minority portion of Trans Global's income prior to the disposal of Trans Global in the first quarter of 1999. During 1998, the minority portion of Trans Global's income amounted to $375,000, which was partially offset by $196,000 representing the minority portion of Arc Network's loss. During 1997, the minority interest portions of subsidiaries with losses included $2.041 million related to Netsmart, $468,000 related to SpecTec, $449,000 related to Arc Networks and $120,000 related to IMI. Minority interest portions of subsidiaries with income during 1997 included $605,000 related to Trans Global and $30,000 related to 3D Tech.

Share of Income of Unconsolidated Affiliate

         The share of income of unconsolidated affiliate represents the Company's 36% share of Netsmart's income, which approximated $113,000 for 1999 and $71,000 for 1998. During 1999 the Company sold all of its interest in Netsmart.

Income Tax Expense

         The Company's income tax expense includes federal taxes of $17,000 for 1999 and includes state taxes of $8,000 and $20,000 for 1999 and 1998, respectively. The Company had net operating loss carryforwards of approximately $46.875 million as of December 1999, which expire during the years from 2000 through 2018.

Income or Loss from Continuing Operations

         As a result of the foregoing, the Company's income from continuing operations was $542,000, or $0.33 per share for 1999. The Company's loss from continuing operations for 1998 was $5.442 million, or $3.33 per share, and for 1997 was $5,230,000, or $3.33 per share. As more fully described in the preceding paragraphs, the decrease in losses from continuing operations is primarily the result of significant gains on marketable securities realized in the 1999 periods, the significant reduction in contract termination expense from the 1998 to 1999 periods and to a lesser extent, a reduction of operating expenses from the 1998 to 1999 periods. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses cannot be assured.

Discontinued Operations

         The Company's income (loss) from operations of discontinued segments and the gain or (loss) on disposal of segments are presented in the following table.

Years ended December 31,                                                      1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued segments:
  Contract engineering services                                      $     499,000    $     222,000   $    1,023,000
  Telecommunications                                                            --       (2,709,000)      (2,734,000)
  Medical diagnostics                                                           --         (577,000)      (1,188,000)
  Electro-optical and electro-mechanical products manufacturing                 --               --       (2,604,000)
  Three dimensional products and services                                       --               --       (1,636,000)
  Audio products manufacturing                                                  --               --         (293,000)
  Business consulting services                                                                   --          221,000
  Intercompany transactions                                                139,000          135,000          112,000
----------------------------------------------------------------------------------------------------------------------
                                                                     $     638,000    $  (2,929,000)  $   (7,099,000)
======================================================================================================================

Net gain (loss) from disposal of segments (net of taxes):
Telecommunications                                                   $   7,365,000               --               --
Contract engineering services                                              759,000               --               --
Three dimensional products and services                                    481,000    $   1,941,000   $     (465,000)
Medical diagnostics                                                        156,000        4,883,000               --
Electro-optical and electro-mechanical products manufacturing                   --          (31,000)              --
Business consulting services                                                    --           (1,000)              --
Audio products manufacturing                                                    --               --          129,000
Income tax expense                                                         (31,000)              --               --
----------------------------------------------------------------------------------------------------------------------
                                                                     $   8,730,000    $   6,792,000   $     (336,000)
======================================================================================================================

Extraordinary Gain on Debt Extinguishment

         On August 12, 1998, IMI consummated a settlement with the holders of certain subordinated promissory notes, which were issued by IMI in 1994 in connection with the acquisition of the Medical Diagnostics segment. The Company paid approximately $1.9 million in full settlement and satisfaction of the approximate $7.7 million outstanding balance of such notes, of which approximately $1.6 million was paid in cash and approximately $324,000 was applied in payment of certain promissory notes due to IMI by one of the holders of the subordinated promissory notes. In connection with the settlement, the Company issued 11,100 shares of its common stock, valued at $80,000, to the holders of the subordinated promissory notes in satisfaction of IMI's contractual obligations under the agreements relating to the 1994 acquisition of the Medical Diagnostics segment. In connection with this settlement, the Company recognized an extraordinary gain on debt extinguishment of approximately $5.676 million for 1998.

Net Income or Loss

         As a result of the foregoing, the Company's net income for 1999 was $9.91 million, or $6.32 per share, and for 1998 was $4.097 million, or $2.49 per share. The Company's net loss for 1997 was $12.665 million, or $8.06 per share.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data begin on page F-1 of this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below is information concerning the directors and executive officers of the registrant as of December 1999.

Name                 Age   Position with the Company
----                 ---   -------------------------
Frank DeLape          46   Chairman of the Board and Chief Executive Officer
Richard Young         32   Director, President, Chief Operating Officer and
                            Chief Accounting Officer
Matthew J. Finch      32   Secretary

         Mr. DeLape has been the Company's Chairman of the Board and Chief Executive Officer ("CEO") of the Company since April 1999. He is also the president and a director of Benchmark; a Houston, Texas based merchant banking firm, a position he has held since 1994, and is CEO and a director of TAL, a position he has held since the organization of TAL in March 1999. Mr. DeLape is also a director of JOR and GAVELNET.COM.

         Mr. Young has been the Company's President, Chief Operating Officer ("COO") and a director since April 1999 and has been the Company's Chief Accounting Officer since May 1999. From 1997 through 1999, Mr. Young served in various positions with, and eventually as a principal of, Benchmark. From 1996 until 1997, Mr. Young served as regional controller for IKON Office Solutions, Inc., which is engaged in the office systems design and outsourcing business. During part of 1996, Mr. Young was assistant to the president and CEO of Learmonth & Burchette Management Systems, Plc., an English company engaged in the application development process software business. From 1992 to 1996, Mr. Young was employed by Price Waterhouse, LLP in various accounting positions. Mr. Young is a certified public accountant.

         Mr. Finch has been Secretary of the Company since April 1999. He is also General Counsel to Benchmark. Mr. Finch is a 1994 graduate of the Georgetown University Law Center. From 1994 to 1996, Mr. Finch was an associate with the law firm of Jenkens & Gilchrist, P.C., and in 1996 and 1997, Mr. Finch was an associate with the law firm of Akin, Gump, Strauss, Hauer & Field, LLP. From 1997 to 1998, Mr. Finch was an associate with the law firm of Andrews & Kurth in Houston, Texas and in 1998, Mr. Finch joined Benchmark as its General Counsel.

         Officers are elected by, and serve at the pleasure of, the board of directors. Messrs. DeLape, Young and Finch were elected to their positions following the resignations of Mssrs. Richter, Bright and Chaifetz.

Item 11. Executive Compensation

Summary Compensation Table

         Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 1999, 1998 and 1997.

                                                                        Long-term Compensation
                                          Annual Compensation              Awards          Payouts
                                          -------------------              ------          -------
                                                            Other               Securities            All
                                                           Annual    Restricted Underlying   LTIP    Other
                                                           Compen-     Stock     Options/   Payouts Compen-
Name and Principal Position     Year   Salary    Bonus(1)  Sation(2) Awards ($)  SARs (#)     ($)    sation
---------------------------     ----   ------    -----     ------    ----------  --------     ---    ------
Frank DeLape, CEO since April
  1999                          1999    $170,000       --     $9,000     --      400,0003     --       --

Richard Young, President and
  COO since April 1999          1999     $92,000       --     $7,000     --      250,0003     --       --

Seymour H. Richter, President
  and CEO April 1998 through    1999     $27,000  $40,000    $61,000     --         --        --       --
  April 1999                    1998     $60,000   $5,000         --     --         --        --       --

George W. Mahoney, Chief        1999     $95,000       --    $48,000     --         --        --       --
  Financial Officer through     1998    $202,000  $30,000   $953,000     --         --        --       --
  May 1999                      1997    $189,000  $65,000    $11,000     --         --        --       --

Lewis S. Schiller, CEO through  1998    $138,000       -- $3,503,000     --         --        --       --
  March 1998                    1997    $616,000       --   $358,000     --         --        --       --

Grazyna B. Wnuk, secretary      1998     $53,000       --   $215,000     --         --        --       --
  Through March 1998            1997    $229,000       --         --     --         --        --       --

(1) Mr. Richter received discretionary bonuses in 1999 and 1998 as approved by the board of directors. Mr. Mahoney received his bonuses pursuant to his employment agreement with the Company.

(2)      Other annual compensation consists of the following:


                  Mr. DeLape's other annual compensation consists of car and club membership allowances paid to him pursuant to his employment agreement.

                  Mr. Young's other annual compensation consists of car allowances paid to him pursuant to his employment agreement.

                  Mr. Richter's other annual compensation for 1999 includes $56,000 paid to him pursuant to a consulting agreement for services performed after his resignation, and $5,000 for post employment, medical insurance reimbursements.

                  Mr. Mahoney's other annual compensation for 1999 represents early termination compensation. Other annual compensation for 1998 includes, (a) a finders fee of $414,000 paid to him in connection with the sale of IMI, a subsidiary of the Company which was sold in April 1998, (b) $350,000 paid in settlement of Mr. Mahoney's claims under his employment agreement which provided for a lump sum payment in the event of a change of control, (c) $186,000 for net proceeds received by him at the time of the sale of IMI from certain IMI incentive stock options, and (d) $3,000 for automobile and life insurance allowances. Other annual compensation for 1997 represents automobile and life insurance allowances to which he was entitled under his employment agreement.

                  Mr. Schiller's other annual compensation for 1998 includes $1.2 million paid to him and certain of his family members for his 10% ownership interest in IMI, $1.9 million for the purchase of his contract rights by the Company in April 1998 and $350,000 of amounts accrued in connection with a January 1999 settlement agreement between the Company and Mr. Schiller, which was paid in February 1999. Other annual compensation for 1997 consists of commissions that Mr. Schiller earned on the Company's investment activities, a portion of which was paid during 1998.

                  Ms. Wnuk's other annual compensation for 1998 includes $135,000 paid for her 1% ownership interest in IMI and $80,000 for the purchase by the Company in April 1998 of her rights under her employment agreement.

(3) Options were awarded on April 20, 1999 under the Company's 1999 Long-term Incentive Plan at an exercise price equal to the fair market value of the Common Stock on the date of grant ($4.20). Mr. DeLape transferred 150,000 of his options to his assignees on October 11, 1999.

Option/SAR Grants in Last Year

         The following table sets forth certain information concerning options and stock appreciation rights granted to the named executive officers during 1999.

                                                                                           Potential
                                 Individual Grants                                     Realized Value at
                                 -----------------
                          Number of         % of Total                                   Assumed Annual
                          Securities      Options/ SARs     Exercise                  Rates of Stock Price
                          Underlying        Granted to      Or Base                       Appreciation
                         Options/SARs       Employees        Price      Expiration      For Option Term
                                                                                        ---------------
Name                     Granted (#)         in Year       ($/Share)       Date          5%         10%
----                     -----------         -------       ---------       ----          --         ---
Frank DeLape               400,000(1)          60%           $4.20      04/19/2004      $464,000  $1,296,000
Richard Young              250,000(1)          37%           $4.20      04/19/2004      $290,000  $1,860,000

(1) Options vest when the Company has an aggregate market capitalization of at least $25 million. On October 11, 1999, Mr. DeLape transferred 150,000 of such options to his assignees.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

         The following table sets forth certain information with respect to the unexercised options and stock appreciation rights to purchase the Common Stock held by the named executive officers at December 31, 1999. None of the named executive officers exercised any stock options or stock appreciation rights during 1999.

                                                       Number of Securities         Value of Unexercised
                                                      Underlying Unexercised            In-the-Money
                          Shares                           Options/SARs                 Options/SARs
                       Acquired on       Value            At Year End (#)             at Year End ($)
                                                          ---------------             ---------------
Name                   Exercise (#)  Realized ($)   Exercisable   Unexercisable  Exercisable  Unexercisable
                       ------------  ------------   -----------   -------------  -----------  -------------
Frank DeLape                --            --             --          400,000(2)       --           --(1)
Richard Young               --            --             --          250,000          --           --(1)

(1) The exercise price of the options is $4.20 and the fair market value of the options at December 31, 1999 was $2.8125.
(2) On October 11, 1999, Mr. DeLape transferred 150,000 of such options to his assignees.

Compensation of Directors

         Mssrs. Bright and Richter, who were directors of the Company from April 1998 until April 1999, were also directors of Netsmart and Trans Global, both former subsidiaries of the Company. As non-employee directors of Netsmart and Trans Global, Messrs. Bright and Richter received options granted under Netsmart and Trans Global's long-term incentive plans. In addition, in 1998, Mr. Bright received an option to purchase 5,000 shares of the Company's common stock at an exercise price of $7.50 per share, the fair market value of the common stock at the date of issuance and in 1999, pursuant to the Company's 1999 Long-term Incentive Plan received an option to purchase 3,333 shares of the Company's common stock at an exercise price of $4.50 per share, the fair market value of the common tock at the date of grant.

Employment and Consulting Agreements

         Effective April 21, 1999, the Company entered into three-year employment agreements with Mr. Frank DeLape and Mr. Richard Young pursuant to which such individuals will receive annual salaries of $250,000 and $135,000, respectively. Pursuant to such agreements, Mr. DeLape serves as the Chairman of the Board and CEO of the Company and Mr. Young serves as the President and COO of the Company. The agreements require Mr. DeLape to devote such time as is necessary to perform his duties as Chairman of the Board and CEO of the Company and Mr. Young to devote his full time to the performance of his duties as President and COO of the Company. The agreements provide for annual cash bonuses, annual equity incentive awards, including the grant of stock options and restricted stock grants, and certain fringe benefits, including life insurance, severance compensation and an automobile allowance. The options granted to Messrs. DeLape and Young during 1999 were granted pursuant to their employment agreements. Their employment agreements also provide for additional option purchases whereby on the last day of each fiscal year, provided they have met or exceeded performance objectives agreed upon by the board of directors and them for such fiscal year, Mssr. DeLape and Young shall have the right to purchase from the Company additional options with respect to 250,000 and 100,000 shares of Common Stock, respectively, which options shall have a per share exercise price equal to the closing price of the Common Stock on the trading day immediately prior to the date of purchase. Under the terms of his employment agreement, if Mr. DeLape is terminated without cause or resigns with good reason, including a change in control of the existing board of directors, he is entitled to receive a lump-sum payment equal to his salary for the remainder of the term, plus the bonuses he would have received for the remainder of the term and other benefits which he would have been entitled to for the remainder of the term. Under the terms of his employment agreement, if Mr. Young is terminated without cause or resigns with good reason, including a change in control of the existing board of directors, he is entitled to receive a lump-sum payment equal to the lessor of his base multiplied by the number of years and fractional portions thereof remaining under the employment agreement or his base salary for a one year term, plus the bonuses he would have received for the then current year and other benefits which he would have been entitled to for the remainder of the term.

         Contemporaneously with Mr. Richter's resignation as an officer and director of the Company in April 1999, Mr. Richter and the Company entered into a consulting agreement for a nine-month period expiring in December 1999. Pursuant to such agreement, Mr. Richter received a monthly consulting fee of $6,250.

         Mr. Mahoney, Mr. Schiller and Ms. Wnuk were parties to employment agreements with the Company. Mr. Mahoney's agreement was terminated by mutual consent in May 1999 and Mr. Mahoney received $48,000 in consideration of such early termination. Mr. Schiller and Ms. Wnuk's agreements were terminated in April 1998 and the Company purchased from Mr. Schiller and Ms. Wnuk all of their rights under their contracts. The compensation paid to Mr. Mahoney, Mr. Schiller and Ms. Wnuk pursuant to their employment agreements and to Mr. Schiller in connection with a certain settlement agreement is reflected in the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Set forth below is information as of March 17, 2000, based on information provided to the Company by the individuals named below, as to each person owning of record or known by the Company to own beneficially, 5% or more of the Company's Common Stock, each director and nominee for director and all officers and directors as a group.

Name and Address(1)                    Shares                          Percent
----------------                       ------                          -------

Technology Acquisitions, Ltd.        533,326(2)                          34.2%
700 Gemini Street
Houston, Texas 77058

Frank DeLape                         533,326(3)                          34.2%
700 Gemini Street
Houston, Texas 77058

Richard Young                             --(4)                            --
700 Gemini Street
Houston, Texas 77058

All directors and officers as a      533,326(3),(4),(5)                  34.2%
  group (three individuals)

(1) Unless otherwise indicated, each person or entity has the sole voting and sole investment power and direct beneficial ownership of the shares.

(2) Represents (a) 266,667 shares of Common Stock owned by TAL, and (b) 266,660 shares of Common Stock for which TAL holds irrevocable proxies.

(3) Represents shares owned by or subject to proxies held by TAL. Because Mr. DeLape is the chief executive officer of TAL, he has the right to vote the shares owned by TAL. Does not include 400,000 shares of Common Stock, which are the subject of an option held by Mr. DeLape and his assigns. The option does not become exercisable until the Company's aggregate market capitalization, as defined in the option, is at least $25,000,000. Due to such vesting contingency, it is not treated as being presently exercisable. Assuming satisfaction of the $25,000,000 aggregate market capitalization vesting contingency, the shares which are the subject of such option will, assuming the full exercise of such option, represent approximately 20% of the outstanding shares of Common Stock.

(4) Does not include 250,000 shares of Common Stock which are the subject of an option held by Mr. Young. The option does not become exercisable until the Company's aggregate market capitalization is at least $25,000,000. Due to such vesting contingency, it is not treated as being presently exercisable. Assuming satisfaction of the $25,000,000 aggregate market capitalization vesting contingency, the shares which are the subject of such option will, assuming the full exercise of such option, represent approximately 14% of the then outstanding shares of Common Stock.

(5) Does not include the 650,000 shares of Common Stock described in footnotes 3 and 4 to this table or an additional 15,000 shares of Common Stock which are the subject of an option held by another officer. Such option is subject to the same vesting contingency as the options described in footnotes 3 and 4 to this table. Due to such vesting contingency, it is not treated as being presently exercisable. Accordingly, assuming satisfaction of the $25,000,00 aggregate market capitalization vesting contingency, the shares which are the subject of the options held by all officers and directors as a group will, assuming the full exercise of such options, represent approximately 30% of the then outstanding shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions

         In March 1999, the Company entered into an agreement with TAL, pursuant to which the Company sold all of its 67% equity interest in Arc Networks to TAL for $850,000. The sale was completed in June 1999.

         On April 20, 1999, TAL purchased 266,667 shares, or approximately 17.1% of the outstanding shares of Common Stock, from nine shareholders of the Company in a private transaction, for an aggregate purchase price of $2,000,000 or $7.50 per share. Contemporaneously with such purchase, TAL was also granted options to purchase an aggregate of additional 266,660 shares of the Common Stock from six other shareholders of the Company, such options having a term of 13 months and providing for an aggregate exercise price of $2,799,925 or $10.50 per share. TAL has proxies with respect to all of the shares covered by such options during the 13-month term thereof. Accordingly, as a consequence of such purchase and proxies, TAL owns and/or has the right to vote approximately 34% of the outstanding shares of the Company's Common Stock.

         In April and June 1999, the Company sold an aggregate of 792,624 shares of the common stock of Netsmart owned by it to a group of investors, including officers and directors of Netsmart, pursuant to a March 25, 1999 agreement between the Company, Netsmart, and such investors. All of such shares were sold at $2.014 per share. Mr. Edward D. Bright, who was then a director of the Company, purchased 62,500 of such shares on the same terms as the other investors.

         On June 10, 1999 the Company executed an agreement between the Company and Benchmark whereby the Company reimburses Benchmark for its allocable portion of shared office and administrative support services. Benchmark is a privately held company, which is owned by Mr. DeLape, the Company's CEO and Chairman of the Board. During 1999 the Company paid Benchmark $117,000 pursuant to the agreement and paid an additional $29,000 for reimbursement of a portion of the March 1999 and April 1999 salaries of Mr. DeLape, Mr. Young and Mr. Finch. Additionally, the Company paid Mr. DeLape $11,000 for furniture and leasehold improvements sold by Mr. DeLape to the Company. The Company believes that the amounts paid to Benchmark and Mr. DeLape approximate those that would have been paid if the transactions had been conducted at arms length.

         On September 7, 1999, the Company acquired 100,000 12% convertible preferred shares of GAVELNET.COM for approximately $1 million. The preferred shares hold standard preferences to the common shares, hold voting rights, carry a 12% dividend, payable in-kind, and are convertible at $1.25 into 800,000 common shares of GAVELNET.COM. GAVELNET.COM is a start-up company, which was incorporated on July 20, 1999 as a Delaware company and operates an Internet auction site offering premium collectibles, decorative and fine art items in an entertaining, interactive online format, which targets affluent buyers. GAVELNET.COM's preferred and common shares do not have readily determinable values and as such are not considered marketable securities. Concurrent with the Company's investment in GAVELNET.COM, TAL invested $1 million under substantially the same terms. GAVELNET.COM will require additional funding in addition to the investments described herein. Prior to the Company's investment in GAVELNET.COM, certain affiliates and related parties of Benchmark acquired approximately 4.1 million common shares, on a fully diluted basis, of GAVELNET.COM for financial investments and services rendered that enabled GAVELNET.COM to clear significant hurdles in validating its business model. Mr. DeLape is a member of the board of directors of GAVELNET.COM.

         In March 2000, the Company made an investment in JOR whereby the Company loaned JOR $250,000 pursuant to a note bearing interest at 13% with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JOR's common shares. JOR, founded by Benchmark, Kazanjian Brothers, Inc., an 82 year old estate jeweler, and JOR's management is positioning itself to become the leading provider of web based business to business e-commerce solutions to the jewelry industry. Through JOR, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from the most elite jewelry dealers in the world. Moreover through JOR, jewelers are able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry. Mr. DeLape is a member of the board of directors of JOR.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
    F-3             Report of Moore Stephens, P.C. Independent Certified
                     Accountants
    F-4             Consolidated Balance Sheets as of December 31, 1999 and 1998
    F-5             Consolidated Statements of Operations for the Years Ended
                     December 31, 1999, 1998 and 1997
    F-6             Consolidated Statements of Comprehensive Income (Loss) for
                     the Years Ended December 31, 1999, 1998 and 1997
    F-7  -  F-8     Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1999, 1998 and 1997
    F-9             Consolidated Statements of Shareholders' Equity for the
                     Years Ended December 31, 1999, 1998 and 1997
    F-10 - F-28     Notes to Consolidated Financial Statements

2. Financial Statement Schedules
    None
3. Reports on Form 8-K
    None
4.Exhibits
(2.1)     Agreement dated February 25, 1999 between the Company and Trans
           Global.(1)
(2.2)     Agreement dated March 23, 1999 among the Company, Arc Networks and
           Technology Acquisition, Ltd.(2)
(2.2)     Agreement dated March 25, 1999 among the Company, Netsmart and
           Anthony Grisanti, as representative of the purchasers.(2)
(3)(i)    Certificate of Incorporation.(3)
(3)(ii)   By-laws.(3)
(10.1)    Consulting agreement dated April 29, 1999 between the Company and
           Seymour Richter.(4)
(10.2)    Employment agreement dated April 21, 1999 between the Company and
           Frank DeLape.(4)
(10.3)    Employment agreement dated April 21, 1999 between the Company and
           Richard Young.(4)
(10.4)    Stock option agreement between the Company and Frank DeLape.(4)
(10.5)    Stock option agreement between the Company and Richard Young.(4)
(10.6)    Letter agreement dated May 24, 1999 between the Company and George W.
           Mahoney.(5)
(21)      List of Subsidiaries of Registrant.
(27)      Financial Data Schedule.(6)
-------
(1) Filed as an exhibit to the Company's report on Form 8-K dated February 26, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's report on Form 8-K dated March 23, 1999, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's report on Form 8-K/A filed on June 29, 1999, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's report on Form 8-K filed on June 8, 1999, and incorporated herein by reference.
(6) Filed only to the SEC in electronic format.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE SAGEMARK COMPANY, LTD.

Date:    March 17, 2000                /s/________________________________
                                          Frank DeLape
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                                     Date
---------              -----                                     ----

/s/________________    Chief Executive Officer                   March 17, 2000
Frank DeLape           (Principal Executive
                       Officer and Director)

/s/________________    President and Chief Operating Officer     March 17, 2000
Richard Young          (Principal Financial and
                       Accounting Officer)

/s/________________    Corporate Secretary                       March 17, 2000
Matthew Finch

                   The Sagemark Company Ltd. and Subsidiaries
                           Index to Attached Exhibits
                                December 31, 1999


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

The Sagemark Company Ltd., Ltd.
December 31, 1998
Exhibit 21 List of Subsidiaries of the Registrant


Company                              State of Incorporation
-------                              ----------------------
The Sagemark Companies, Ltd.         New York
SIS Capital Corp.                    Delaware
Sagemark Capital LP                  Delaware

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

--------------------------------------------------------------------------------
 The Sagemark Companies Ltd. and Subsidiaries
 Financial Statements
 December 31, 1999
 Index
--------------------------------------------------------------------------------


Independent Auditor's Report                                          F-3

Consolidated Balance Sheets - December 31, 1999 and 1998              F-4

Consolidated Statements of Operations - Years Ended
 December 31, 1999, 1998 and 1997                                     F-5

Consolidated Statements of Comprehensive Income (Loss)
 - Years Ended December 31, 1999, 1998 and 1997                       F-6

Consolidated Statements of Cash Flows - Years Ended
 December 31, 1999, 1998 and 1997                                  F-7 - F-8

Consolidated Statements of Shareholders' Equity (Deficit)
 - Years Ended December 31, 1999, 1998 and 1997                       F-9

Notes to Consolidated Financial Statements                        F-10 - F-28

--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
Houston, Texas


         We have audited the accompanying consolidated balance sheets of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




MOORE STEPHENS, P.C.
Certified Public Accountants,

Cranford, New Jersey
March 18, 2000

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------

As of December 31,                                                                            1999            1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    1,860,000   $     179,000
  Notes receivable, related party                                                        2,976,000              --
  Marketable securities, current                                                         1,844,000       5,092,000
  Notes receivable, other                                                                  689,000              --
  Other current assets                                                                      32,000          17,000
  Net current assets of discontinued segments                                                   --         926,000
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                 7,401,000       6,214,000
Investment in non marketable securities                                                    950,000              --
Long-term note receivable, related party                                                   420,000         420,000
Marketable securities, related party                                                       190,000              --
Other long-term assets                                                                      86,000           2,000
Net assets of discontinued segments                                                             --       3,979,000
Investment in unconsolidated affiliate                                                          --         760,000
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $    9,047,000   $  11,375,000
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                  $      181,000   $     452,000
  Income taxes payable                                                                      48,000         101,000
  Accrued dividends                                                                         44,000          22,000
  Subordinated debt                                                                         27,000          27,000
  Other current liabilities                                                                 16,000          36,000
  Net current liabilities of discontinued segments                                              --       4,194,000
  Accrued litigation settlement costs                                                           --         843,000
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              316,000       5,675,000
---------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                               --       6,367,000
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (footnote 12 and 19)
---------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------
  Preferred stock, par value $0.01 per share                                                 3,000           3,000
  Common  stock,  par  value  $0.01  per  share,   (25,000,000  shares  authorized,
    1,640,343 shares issued and 1,560,247 shares outstanding as of December 31,
    1999 and 1,635,133 shares issued and 1,595,584 shares outstanding as of
    December 31, 1998)                                                                      16,000          16,000
  Additional paid-in-capital, common stock                                              58,155,000      58,188,000
  Accumulated other comprehensive income (loss)                                           (276,000)         52,000
  Accumulated deficit                                                                  (48,920,000)    (58,808,000)
  Less common stock in treasury                                                           (247,000)       (118,000)
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity (deficit)                                                 8,731,000        (667,000)
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $    9,047,000   $  11,375,000
---------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------

Years Ended December 31,                                                     1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                       --               --   $   7,882,000
Cost of sales                                                                  --               --       6,155,000
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   --               --       1,727,000
---------------------------------------------------------------------------------------------------------------------
Operating expenses
  Professional fees                                                 $     919,000   $    1,179,000         268,000
  Salaries, payroll taxes and fringe benefits                             693,000          735,000       1,340,000
  Other general and administrative expenses                               554,000          736,000         700,000
  Consulting fees                                                          78,000          329,000         128,000
  Termination payments for executive contracts                             48,000        1,970,000              --
  Settlement costs                                                         38,000          397,000         723,000
  Related party bad debt expense                                               --          135,000         345,000
  Subsidiary's selling, general and administrative expense                     --               --       4,410,000
  Related party commissions                                                    --               --         358,000
---------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                            2,330,000        5,481,000       8,272,000
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                   (2,330,000)      (5,481,000)     (6,545,000)
Gain from marketable securities, related party                          2,624,000               --              --
Interest income and loan fees, related party                              197,000               --              --
Gain (loss) from marketable securities, other                             172,000          113,000        (368,000)
Other income (expense), net                                                87,000           54,000        (165,000)
Subsidiary's other expense, net                                                --               --        (595,000)
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before minority
  interest, share of income of unconsolidated affiliate and               750,000       (5,314,000)     (7,673,000)
  income taxes
Minority interest in (income) loss of subsidiaries                       (296,000)        (179,000)      2,443,000
Share of income of unconsolidated affiliates                              113,000           71,000              --
Income tax expense                                                        (25,000)         (20,000)             --
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                  542,000       (5,442,000)     (5,230,000)
Discontinued operations:
  Income (loss) from operations of discontinued segments                  638,000       (2,929,000)     (7,099,000)
  Gain (loss) from disposal of segments (net of taxes of $31,000
    for 1999)                                                           8,730,000        6,792,000        (336,000)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                 9,910,000       (1,579,000)    (12,665,000)
Extraordinary gain on debt extinguishment                                      --        5,676,000              --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $   9,910,000   $    4,097,000   $ (12,665,000)
---------------------------------------------------------------------------------------------------------------------

Amounts available to common shareholders:
  Income (loss) from continuing operations, less preferred
    dividends of $22,000 for both 1999 and 1998                     $     520,000   $   (5,464,000)  $   5,230,000)
  Net income (loss) less preferred dividends of $22,000 for both
    1999 and 1998                                                   $   9,888,000   $    4,075,000   $ (12,665,000)
Weighted average common shares outstanding                              1,563,579        1,638,492       1,571,308
Basic and diluted income (loss) per common share:
    Income (loss) from continuing operations                        $        0.33   $        (3.33)  $       (3.33)
    Income (loss) from operations of discontinued segment                    0.41            (1.79)          (4.52)
    Gain (loss) from disposal of segment                                     5.58             4.15           (0.21)
    Extraordinary gain on debt extinguishment                                  --             3.46              --
---------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                               $        6.32   $         2.49   $       (8.06)
---------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
--------------------------------------------------------------------------------

Years Ended December 31,                                                     1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $   9,910,000   $    4,097,000   $ (12,665,000)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense):
  Unrealized holding gains on available for sale securities             1,357,000          329,000        (132,000)
  Reclassification for realized (gains) losses on available for
    sale securities                                                    (1,685,000)        (161,000)             --
---------------------------------------------------------------------------------------------------------------------
      Total unrealized investment holding income (expense)               (328,000)         168,000        (132,000)
  Unrealized gain (loss) on foreign exchange translation                       --               --         (86,000)
---------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (expense)                               (328,000)         168,000        (218,000)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                         $   9,582,000   $    4,265,000   $ (12,883,000)
---------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years Ended December 31,                                                     1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                            $     542,000   $   (5,442,000)  $  (5,230,000)
Gain (loss) on disposal of segments                                     8,730,000        6,792,000        (336,000)
Extraordinary gain on debt extinguishment                                      --        5,676,000              --
---------------------------------------------------------------------------------------------------------------------
                                                                        9,272,000        7,026,000      (5,566,000)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
    (Gain) loss on disposal of segments                                (8,730,000)      (6,792,000)        336,000
    Gain on sale of marketable securities, related party               (2,624,000)              --              --
    Minority interest in net income (loss) of subsidiaries                296,000          179,000      (2,443,000)
    (Gain) loss on sale of marketable securities, other                  (172,000)        (113,000)        368,000
    Other non-cash components of operating activities                    (105,000)          58,000         351,000
    Extraordinary gain on debt extinguishment                                  --       (5,676,000)             --
    Related party bad debt expense                                             --          135.000         345,000
    Subsidiaries trade receivable bad debt expense                             --               --         814,000
    Subsidiaries depreciation and amortization                                 --               --         619,000
    Subsidiaries write-off of deferred offering costs                          --               --         480,000
    Subsidiaries impaired asset write-offs                                     --               --         415,000
    Subsidiaries non-cash expense from issuance of stock options               --               --         300,000
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Other current assets                                              (15,000)         (12,000)        193,000
        Subsidiaries trade receivables                                         --               --        (711,000)
      Increase (decrease) in liabilities:
        Accrued litigation settlement costs                              (843,000)         527,000         316,000
        Accounts payable                                                 (271,000)        (857,000)        826,000
        Other current liabilities                                         (73,000)        (391,000)        120,000
---------------------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                                 (3,265,000)      (5,916,000)     (3,237,000)
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued segments                    638,000       (2,929,000)     (7,099,000)
Adjustments to reconcile loss from discontinued operations to net cash used by discontinued operations:
    Net change in assets and liabilities                                 (680,000)      (1,290,000)       (297,000)
    Depreciation and amortization                                              --        1,447,000       5,926,000
    Bad debt expense                                                           --          684,000       2,449,000
    Loss on disposal of fixed assets                                           --               --         324,000
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations                    (42,000)      (2,088,000)    1,303,000
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (3,307,000)      (8,004,000)     (1,934,000)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Proceeds from sale of marketable securities, other                    9,052,000        8,967,000          97,000
  Investment in marketable securities                                  (5,607,000)     (13,761,000)        (20,000)
  Proceeds from sale of marketable securities, related party            3,497,000               --              --
  Investment in non marketable securities                                (950,000)              --              --
  Advances made on notes receivable, related party                       (868,000)         (49,000)       (220,000)
  Net proceeds from disposal of segments                                  855,000       14,994,000              --
  Advances made on notes receivable, other                               (689,000)              --              --
  Other net investing activities                                          (83,000)          98,000        (346,000)
  Collections on notes receivable, related party                           36,000               --         342,000
  Cash of affiliate converted to an equity method investment                   --         (855,000)             --
  Capitalized software development costs                                       --               --        (462,000)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     5,243,000        9,394,000        (609,000)
---------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.
                                                                                                         (continued)

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years Ended December 31,                                                     1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
  Purchase treasury stock                                                (129,000)        (118,000)             --
  Payment of discontinued segments debt obligations                       (93,000)      (1,620,000)             --
  Payment for fractional shares upon 1-for-30 reverse split               (33,000)              --              --
  Other financing activities                                                   --         (121,000)        120,000
  Value of common stock returned as part of termination payments
    for executive contracts                                                    --         (223,000)             --
  Proceeds from exercise of subsidiary's stock options                         --               --       1,958,000
  Net advances from an asset based lender                                      --               --         345,000
  Cost of subsidiaries issuance of common stock                                --               --         (75,000)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (255,000)      (2,082,000)      2,348,000
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    1,681,000         (692,000)       (195,000)
Cash and cash equivalents at beginning of year                            179,000          871,000       1,066,000
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $   1,860,000   $      179,000   $     871,000
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------
  Cash paid during the year for:
    Interest                                                        $       1,000   $       12,000   $     295,000
    Income taxes                                                    $     109,000               --              --
---------------------------------------------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------
During the year ended December 31, 1999
--------------------------------------------------------------------------------
o As of December 31, 1998, Arc Networks was a consolidated subsidiary and a $2 million note receivable balance, advanced by the Company to Arc Networks, was eliminated in consolidation. As of December 31 1999, the Company has sold all of its equity investment in Arc Networks, and accordingly, the note receivable balance is not eliminated, resulting in a non cash increase in notes receivable for 1999.
--------------------------------------------------------------------------------
During the year ended December 31, 1998
--------------------------------------------------------------------------------
o In lieu of cash payment, the Company issued 11,100 shares of common stock valued at $80,000.
o In connection with the termination of an executive's contract, received 1,190,000 shares of common stock previously issued to executive valued at $223,000, which was recorded as a reduction of contract termination expense.
o Effective January 1, 1998, the Company converted Netsmart Technologies, Inc. ("Netsmart"), from a consolidated subsidiary to an investment in unconsolidated affiliate. As a result, the following balances that were included in the December 31, 1997 balance sheet are not included for 1998: $84,000 of prepaid and other current assets, $2.2 million of net receivables, $542,000 of excess of accumulated costs over billings, $308,000 of property, plant and equipment, $3.1 million of customer lists, $183,000 of capitalized software development costs, $13,000 of other assets, $2.1 million of accounts payable and accrued expense, $1.1 million of interim billings in excess of costs and estimated profits, $955,000 of current debt obligations, $23,000 of current capitalized lease obligations and $8,150,000 of minority interest. When the segment was converted to an investment in unconsolidated affiliate, the resulting investment balance was in excess of the Company's ownership share in the affiliate's equity by $5.7 million and such excess was credited to additional paid-in capital. The Company's investment in the unconsolidated affiliate amounted to $689,000 at the date of the conversion.
--------------------------------------------------------------------------------
During the year ended December 31, 1997
--------------------------------------------------------------------------------
o In lieu of cash payment, the Company issued 1,223,225 shares of common stock valued at $73,000. o Netsmart incurred non-cash expense from the issuance of common stock valued at $300,000 for the acquisition of certain assets.

See Notes to Consolidated Financial Statements.
                                                                     (concluded)

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1996 through December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Common        Additional
                                       Preferred         Common                            Stock,          Paid-in
                                         Shares          Shares          Preferred          Par        Capital, Common
                                      Outstanding      Outstanding         Stock           Value            Stock
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996 as
  previously reported                        25,853      45,795,828    $     118,000   $      458,000   $  52,005,000
1-for-30 reverse stock split
  effective July 22, 1999                        --     (44,269,299)              --         (443,000)        443,000
-----------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                   25,853       1,526,529          118,000           15,000      52,448,000
-----------------------------------------------------------------------------------------------------------------------
Convert Series A Preferred stock            (22,891)         96,396         (115,000)           1,000         114,000
Stock issued in lieu of cash
  payments                                       --          40,775               --               --          73,000
Unrealized loss on foreign exchange
  translation                                    --              --               --               --              --
Unrealized investment holding losses
                                                 --              --               --               --              --
Net loss                                         --              --               --               --              --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                    2,962       1,663,700            3,000           16,000      52,635,000
-----------------------------------------------------------------------------------------------------------------------
Convert affiliate to equity method
  investment                                     --              --               --               --       5,696,000
Stock issued in lieu of cash
  payments                                       --          11,100               --               --          80,000
Cancellation of common stock                     --         (39,667)              --               --        (223,000)
Unrealized investment holding gains
                                                 --              --               --               --              --
Net income                                       --              --               --               --              --
Preferred dividends                              --              --               --               --              --
Cost of treasury shares acquired                 --              --               --               --              --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                    2,962       1,635,133            3,000           16,000      58,188,000
-----------------------------------------------------------------------------------------------------------------------
Fractional shares adjustment and
  payment on 1-for-30 reverse split              --           5,210               --               --         (33,000)
Unrealized investment holding gains
                                                 --              --               --               --              --
Net income                                       --              --               --               --              --
Preferred dividends                              --              --               --               --              --
Cost of treasury shares acquired                 --              --               --               --              --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999                    2,962       1,640,343    $       3,000   $       16,000   $  58,155,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            (continued)

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1996 through December 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                      Accumulated                                          Total
                                         Other                         Less Common     Shareholders'
                                     Comprehensive    Accumulated   Stock in Treasury     Equity
                                     Income (Loss)      Deficit                          (Deficit)
-------------------------------------------------------------------------------------------------------
Balance December 31, 1996 as
  previously reported                 $     102,000   $  (50,218,000)             --    $   2,465,000
1-for-30 reverse stock split
  effective July 22, 1999                        --               --              --               --
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                  102,000      (50,218,000)             --        2,465,000
-------------------------------------------------------------------------------------------------------
Convert Series A Preferred stock                 --               --              --               --
Stock issued in lieu of cash
  payments                                       --               --              --           73,000
Unrealized loss on foreign exchange
  translation                               (86,000)              --              --          (86,000)
Unrealized investment holding losses
                                           (132,000)              --              --         (132,000)
Net loss                                         --      (12,665,000)             --      (12,665,000)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                 (116,000)     (62,883,000)             --      (10,345,000)
-------------------------------------------------------------------------------------------------------
Convert affiliate to equity method
  investment                                     --               --              --        5,696,000
Stock issued in lieu of cash
  payments                                       --               --              --           80,000
Cancellation of common stock                     --               --              --         (223,000)
Unrealized investment holding gains
                                            168,000               --              --          168,000
Net income                                       --        4,097,000              --        4,097,000
Preferred dividends                              --          (22,000)             --          (22,000)
Cost of treasury shares acquired                 --               --   $    (118,000)        (118,000)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                   52,000      (58,808,000)       (118,000)        (667,000)
-------------------------------------------------------------------------------------------------------
Fractional shares adjustment and
  payment on 1-for-30 reverse split              --               --              --          (33,000)
Unrealized investment holding gains
                                           (328,000)              --              --         (328,000)
Net income                                       --        9,910,000              --        9,910,000
Preferred dividends                              --          (22,000)             --          (22,000)
Cost of treasury shares acquired                 --               --        (129,000)        (129,000)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999            $    (276,000)  $  (48,920,000)  $    (247,000)   $   8,731,000
-------------------------------------------------------------------------------------------------------
                                                                                           (concluded)

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies

(a) Nature of Operations - The Sagemark Companies, Ltd., (the "Company", "Sagemark" or the "Registrant") is a publicly held holding company which has, or has had, controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp. ("SISC")), in its consolidated subsidiaries which previously operated in various business segments throughout the United States. During 1999, 1998 and 1997, the Company discontinued all of its operating segments and as of December 31, 1999, the Company has cash of $1.86 million and investments consisting of $1.844 million of marketable securities and $950,000 of non-marketable securities. Additionally, the Company has advanced funds under notes receivable with outstanding balances as of December 31, 1999 of $3.67 million.

Because the Company does not have any consolidated operating subsidiaries that are not classified as discontinued segments, the Company will have no operating revenues, direct costs or gross profit until such time, if ever, that other subsidiaries are acquired. During 1999 the Company formed a wholly owned subsidiary, Sagemark Capital LP ("Sagemark Capital"), through which the Company anticipates future investments will be made. The operating losses of the Company in the near future will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Currently, the Company has seven employees with annual base salaries aggregating approximately $753,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are earnings on its marketable securities and interest earned on outstanding notes receivable, which in the aggregate are expected to be significantly less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made.

(b) Investment Company Act - In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be invested in securities of companies which are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies. The Company has elected to utilize, however, the exemption from the provisions of the 1940 Act provided by Rule 3a-2 promulgated thereunder by the Securities and Exchange Commission because the Company intends to become primarily engaged in non-investment company operating businesses within one year of the date that it ceased to be primarily engaged in an operating business. No decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities. In the event that the Company does not become primarily engaged in such businesses within one year, it may be required to register as an investment company under the 1940 Act.

(c) Prior Operations - The prior operating segments of the Company consisted of the following:

(i) Netsmart Technologies, Inc. ("Netsmart"), through its wholly owned subsidiary, Creative Socio-Medics, Corp., ("CSM") is a supplier of enterprise wide software solutions for the mental health and behavioral health market place. Netsmart is a publicly held company whose stock is traded on the NASDAQ stock market under the ticker symbol "NTST". During 1997 the Company had effective control of Netsmart's board of directors and as such, the Company's investment in Netsmart was accounted for as a consolidated subsidiary and comprised the Company's Medical Information services segment. In April of 1998, the Company's control of Netsmart's board was diminished and as of such date, the Company's investment in Netsmart was accounted for as an unconsolidated affiliate under the equity method of accounting. On March 25, 1999, the Company and SISC entered into an agreement (the "Netsmart Transaction") with Netsmart and a group of purchasers, consisting principally of Netsmart's management and directors, including Edward D. Bright (Chairman of the Board and a director of both the Company and Netsmart at the time of the transaction) (the "Management Investors"), whereby SISC agreed to sell an aggregate of 496,312 shares of Netsmart's common stock for an aggregate price of $1 million. The Netsmart Transaction also gave the Management Investors the right to buy up to between 296,312 and 496,312 additional shares of Netsmart at the same purchase price per share. Pursuant to the Netsmart Transaction, the Company had the option to not sell up to 200,000 of the additional shares. In addition,

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

SISC agreed to transfer to Netsmart all of its shares of Netsmart's preferred stock and warrants to purchase shares of Netsmart's common stock, in exchange for which Netsmart issued 100,000 shares of its common stock to the Company. During 1999, SISC completed the sale of 792,624 of such shares for approximately $1.6 million in the aggregate and notified Netsmart that it was exercising its option to not sell 200,000 additional shares of Netsmart's common stock to the Management Investors. The Company's sale of Netsmart shares pursuant to the Netsmart Transaction resulted in a reduction of the Company's ownership in Netsmart from 36% to approximately 10%. As a result of the reduction in the Company's ownership in Netsmart, the Company's investment in Netsmart no longer qualified to be accounted for under the equity method of accounting and was accounted for as an available for sale marketable security. Subsequent to the consummation of the Netsmart Transaction, the Company sold its remaining 201,875 shares of Netsmart common stock on the open market for approximately $1.5 million.

(ii) Trans Global Services, Inc., ("Trans Global"), and its subsidiaries, Avionics-Research Holdings, ("Avionics"), and Resource Management International, Inc., ("RMI"), which provide engineers, designers and technical personnel on a temporary basis pursuant to contracts with major corporations, was formerly the Contract Engineering Services segment. Trans Global is a publicly held company whose stock is traded on the NASDAQ stock market under the ticker symbol "TGSI". During 1998 and 1997 the Company had effective control of Trans Global's board of directors and owned approximately 40%, or 1,529,994 shares, of the outstanding common stock of Trans Global and the Company's investment in Trans Global was accounted for as a consolidated subsidiary. On February 25, 1999, the Company, SISC and Trans Global entered into an agreement (the "Trans Global Transaction"), pursuant to which on May 3, 1999, SISC transferred to Trans Global 1,150,000 shares of Trans Global common stock then owned by SISC, in satisfaction of (i) the Company's obligations to pay the redemption price of $2.1 million payable with respect to its Series G 2% Cumulative Redeemable Preferred Stock then owned by Trans Global, together with accrued dividends of approximately $140,000 and (ii) the Company's obligations to pay Trans Global $326,000. Trans Global returned the Series G 2% Cumulative Redeemable Preferred Stock to the Company. As a result of the Trans Global Transaction, the Company's ownership in Trans Global decreased from 40% to 14% and Trans Global is presented as a discontinued segment in the accompanying financial statements and the Company's remaining investment in Trans Global is accounted for as available for sale. As of the date of this report, Trans Global has registered the remaining shares owned by the Company of which 50,000 shares were transferred to Trans Global in consideration of an extension on a debt guarantee (see the commitments and contingency footnotes herein) and 308,500 shares were sold for an aggregate of $340,000, subseuqent to which the Company's remaining ownership in Trans Global represents less than 1% of Trans Global outstanding common shares.

(iii)Arc Networks, Inc. ("Arc Networks"), a privately held company which, among other things, installs telephonic network systems and buys and resells local telephone service, was formerly the Telecommunications segment. As of December 31, 1998, the Company owned approximately 67%, or 6,392,800 shares, of the outstanding common stock of Arc Networks and as such, Arc Networks was treated as a consolidated subsidiary. On March 23, 1999, the Company and SISC entered into an agreement with Arc Networks and TAL, pursuant to which SISC sold all of its equity interest in Arc Networks for $855,000, to TAL. The sale of Arc Networks was consummated on June 22, 1999.

(iv) International Magnetic Imaging, Inc., ("IMI") which performed magnetic resonance imaging and other medical diagnostic services, the former Medical Diagnostics segment, was sold in April of 1998.

(v) Sequential Electronic Systems, Inc. ("SES"), and S-Tech, Inc. ("S-Tech") which are subsidiaries of SES Holdings Inc., ("SESH") which is a wholly owned subsidiary of SpecTec, Inc. ("SpecTec") and Televend, Inc., ("Televend"), and FMX Corp. ("FMX"), all of which manufacture and sell products such as devices that measure distance and velocity, instrumentation devices, debit card vending machines, prepaid telephone calling cards and finger print identification products, formerly, the Electro-Optical and Electro-Mechanical Products Manufacturing segment, were sold in April 1998.

(vi) 3D Holdings International, Inc., (3D"), and its subsidiaries, 3D Technology, Inc., ("3D Tech"), 3D Imaging International, Inc. ("3DI"), and Vero International, Inc. ("Vero"), were companies that provided three dimensional imaging services that were used in a variety of applications, formerly the Three Dimensional Products and Services segment, were discontinued in June of 1997.

(vii) WWR Technology, Inc. ("WWR"), a subsidiary of SESH which manufactured and sold a professional line

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

of loudspeakers, formerly the Audio Products Manufacturing segment, was sold in May of 1997.

(viii) The Trinity Group, Inc. ("Trinity") which provided a variety of financial and business related services, formerly the Business Consulting Services segment, was sold in April of 1998.

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

Marketable Securities - All of the Company's investments that are classified as marketable securities have readily determinable fair values, are categorized as available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a separate component of stockholders' equity and are included in the statement of other comprehensive income (loss). Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss. As of December 31, 1999 the marketable securities that are classified as current assets consist of certificates of deposit and commercial paper that have maturity dates of six months or less from the date of purchase. As of December 31, 1998 all marketable securities that are classified as current assets consisted of U.S. Treasury Bills.

Long-Lived Assets - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value. Based on this evaluation, as of December 31, 1999, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future recoverability may change in the near term, thus resulting in an acceleration in or complete write-off of certain long-lived assets. During 1997, Netsmart wrote-off impaired assets approximating $415,000, which is included in operating expense.

Minority Interest - For consolidated subsidiaries that are not wholly owned the Company eliminates the minority interest portion of the related profits and losses of such investments. As of December 31, 1998, the allocable losses of such minority interests related to the Company's investment in Arc Networks was in excess of the Company's investment in Arc Network's by approximately $1.5 million. As of December 31, 1999 the Company has no minority interest balances.

Revenue Recognition - All of the Company's revenue in 1997 was generated by Netsmart, which recognized revenue as services were performed.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Basic and Diluted Earnings (Loss) Per Share -On July 22, 1999, the Company's shareholders' approved a 1-for30 reverse split of its common stock. All share and per share amounts in the accompanying financial statements have been restated to give effect to the split. Basic earnings (loss) per share reflects the amount of earnings or loss for the period available to each share of common stock outstanding during the reporting period. For each of 1999 and 1998, income available to common stockholders includes a reduction for accrued dividends of $22,000. Diluted earnings (loss) per share reflects basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of December 31, 1999, the Company does not have any dilutive items and a

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

dual presentation of earnings per share is not presented. Employee stock options to purchase in the aggregate 670,000 shares of common stock at $4.20 per share were outstanding from April 20, 1999 through the end of 1999. An option issued to a former director of the Company to purchase 5,000 shares of common stock at $7.50 was outstanding for all of 1999 and from July 7, 1998 through the end of the year for 1998 and an option to purchase 3,333 shares of common stock at $4.50 per share was outstanding from April 22, 1999 through the end of 1999. A warrant, which expired unexercised on October 1, 1999, to purchase 33,333 shares of common stock at $22.50 per share was outstanding for the first nine months of 1999 and all of 1998 and 1997. None of the aforementioned options and warrants were included in the computation of diluted loss per common share because the related exercise prices were greater than the average market price of the common shares for the periods while they were outstanding.

Research and Development - The Company had no research and development expense for 1999 and 1998. The Company's research and product development activities in 1997 were conducted by Netsmart. Netsmart's research and development expense for 1997 approximated $217,000 and was Company financed and was expensed as incurred.

Fair Value of Financial Instruments - The Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, notes receivable and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investment in marketable securities, fair value is estimated based on current quoted market price. The fair value of the Company's investment in nonmarketable securities and other long-term assets are estimated to approximate cost.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and notes receivable arising from normal business activities. The Company routinely assesses the financial strength of its debtors and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, when appropriate, and as a consequence, believes that its notes receivable credit risk exposure beyond such allowances is limited. The Company requires collateral or other security to support notes receivable subject to credit risk. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1999 the Company had cash balances in excess of federally insured limits of $1.66 million.

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

Reclassifications - Certain 1998 and 1997 items have been reclassified to conform to the December 31, 1999 presentation.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(2) Change of Control and Management of the Company

On April 20, 1999, Technology Acquisitions Ltd. ("TAL") purchased, from certain of the Company's shareholders, 266,667 shares, or approximately 17% of the Company's outstanding common stock, in a private transaction at a purchase price of $7.50 per share, or approximately $2 million in the aggregate. Contemporaneously with the purchase, certain of the Company's shareholders granted TAL an option to purchase an aggregate of 266,660 shares of the Company's outstanding common stock for $10.50 per share, or approximately $2.8 million in the aggregate. The options may be exercised at any time during the thirteen-month period ending April 23, 2000. The shareholders who granted the options have the right to require TAL to exercise the options at $10.50 per share within twenty days after TAL's receipt of notice that the Company's common stock has traded at an average share price in excess of $13.50 for a period of ten consecutive trading days. As long as the options are outstanding, TAL has the right to vote the 266,660 shares of common stock, representing an additional 17% of the Company's outstanding common stock. As a result of the purchase of the 266,667 shares and the grant of the voting rights with respect to the 266,660 shares of common stock subject to the options, TAL has voting rights with respect to approximately 34% of the Company's common stock and may be deemed to be a control person with respect to the Company.

On April 19, 1999, in anticipation of TAL's purchase of 266,667 shares of common stock of the Company and the grant to TAL of options to purchase 266,660 additional shares of common stock of the Company, the board of directors elected Mr. Frank DeLape as a director.

On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he received an aggregate of $56,000.

On April 22, 1999, the board of directors elected Mr. Richard Young as a director and chief operating officer of the Company and Mr. DeLape as chairman of the board of the Company and Messrs. Richter,

Bright and Chaifetz resigned as directors of the Company. Messrs. DeLape and Young were re-elected as directors at the July 22, 1999 shareholders meeting.

Pursuant to an agreement dated May 24, 1999, (the "Termination Agreement") between the Company and George W. Mahoney, former Chief Financial Officer, Mr. Mahoney's employment agreement, dated as of June 16, 1998, as amended, was terminated on May 25, 1999. Pursuant to the Termination Agreement, the Company paid Mr. Mahoney $48,000 in full satisfaction of any salary, reimbursable expenses, fringe benefits, severance payments and other compensation owed to Mr. Mahoney. Mr. Mahoney's rights to indemnification survive the consummation of the Termination Agreement. Effective as of May 25, 1999, Mr. Richard Young, in addition to his other duties, is acting as the Company's Chief Accounting Officer.

(3) Notes Receivable, Related Party

Arc Networks Note Receivable - The note receivable due from Arc Networks includes amounts due to the Company pursuant to a line of credit and amounts due to the Company pursuant to a rental reimbursement agreement, whereby Arc Networks is required to reimburse the Company for rentals paid on an office lease in New York of approximately $4,000 per month. Subsequent to December 31, 1999, the related lease, which was a month to month lease, was cancelled.

On September 18, 1998, the Company provided Arc Networks with a line of credit pursuant to a loan agreement (the "Original Loan Agreement") which was subsequently amended on January 25, 1999 (the "January 1999 Amendment"), March 18, 1999 (the "March 1999 Amendment"), May 19, 1999 (the May 1999 Amendment") and December 17, 1999 (the "December 1999 Amendment").

The Original Loan Agreement provided Arc Networks with a $2 million line of credit collateralized by all of the assets of Arc Networks (primarily current trade receivables) and bore interest at prime plus 2% whereby advances would be made on the line of credit against eligible accounts receivable of Arc Networks that were not more than ninety days outstanding. Interest payments pursuant to the Original Loan Agreement were due monthly, beginning on October 5, 1998 and the principal was due on the earlier of August 31, 2000 or the date in which Arc Networks was no longer in compliance with the terms of the agreement. Prior to the January 1999 Amendment the Company had advanced Arc Networks the full $2 million allowable under the line of credit. At the time that the Original Loan Agreement was consummated, the Company owned 67% of the outstanding common stock of Arc Networks.

The January 1999 Amendment increased the maximum borrowing base from $2 million to $2.25 million and an additional $250,000 was advanced to Arc Networks upon the consummation of the January 1999 Amendment.

The March 1999 Amendment increased the maximum borrowing base from $2.25 million to $2.4 million and an additional $150,000 was advanced to Arc Networks upon the consummation of the March 1999 Amendment. Additionally, on March 23, 1999, the Company entered into a purchase agreement with TAL to sell all of its Arc Networks stock to TAL. The repayment terms were modified such that $2.25 million of the outstanding principal became due on the earlier of August 31, 2000 or six months from the date of the closing of the purchase agreement between the Company and TAL and the remaining $150,000 of principal became due upon the earlier of August 31, 2000, six months from the date of the closing of the purchase agreement between the Company and TAL, or the date, if any, on which the sale of Arc Networks to TAL was consummated. Additionally, TAL guaranteed the $150,000 principal repayment and placed such amount into an escrow account. The purchase agreement was closed on March 23, 1999 and the sale of Arc Networks was consummated on June 23, 1999. As such, pursuant to the terms of the March 1999 Loan Amendment, $2.25 million of principal was to be repaid on September 22, 1999 and $150,000 was to be repaid on June 22, 1999.

The May 1999 Loan Amendment modified the principal repayment terms whereby $750,000 was to be repaid on the earlier of October 19, 1999 or the receipt by Arc Networks' parent Company, InfoHighway Communications Corp., ("InfoHighway") of at least $10 million in gross proceeds from an initial public offering of debt or equity securities, $450,000 was to be repaid on January 31, 2000 and $1.2 million was to be repaid on June 19, 2000. Additionally, the Company received the right to convert an aggregate of $1.7 million of the principal amount into common shares of either Arc Networks or InfoHighway. Simultaneously with the execution of the May 1999 Loan Amendment, the Company received a warrant to purchase 90,000 shares of InfoHighway at an exercise price of $8.00 per share.

During the time period from February 1999 through the date of the May 1999 Loan Amendment, Arc Networks was in default under the terms of the line of credit for non-payment of scheduled interest and loan maintenance fees. Pursuant to the terms of the May 1999 Loan Amendment, effective June 18, 1999, the interest rate was changed from prime plus 2% to 14% per annum and Arc Networks was required to pay $50,000 of the accrued and unpaid interest by June 30, 1999 and was required to pay the $83,000 balance of all unpaid interest accrued through July 31, 1999 on or before August 5, 1999. The June 30, 1999 interest payment of $50,000 was paid by Arc Networks on July 9, 1999. Arc Networks failed to make the $83,000 payment due on August 5, 1999. On June 17, 1999, the Company entered into an amended guaranty with TAL whereby TAL guaranteed to pay the Company $150,000 in the event that Arc Networks fails to make any principal repayments on the scheduled due dates as modified by the May 1999 Loan Amendment.

On October 19, 1999, the Company agreed to extend the due date of the $750,000 principal payment from October 19, 1999 to November 14, 1999, however, Arc Networks failed to make the November 14, 1999 payment. As of the date of the December 1999 Loan Amendment, TAL had not made the required $150,000 payment as a guarantor on the line of credit and Arc Networks was in default for non payment of interest and loan maintenance fees approximating $223,000 and for non payment of $750,000 principal, which was due on November 14, 1999. Additionally, Arc Networks owed the Company approximately $26,000 for rental reimbursements. Pursuant to the terms of the December 1999 Loan Amendment, the maximum loan amount was increased by $576,000 from $2.4 million to $2.976 million and all past due interest, maintenance fees and rental reimbursements were converted to principal and the Company advanced Arc Networks an additional $300,000. Additionally, a loan origination fee approximating $28,000 was applied to the total advances made under the December 1999 Loan Amendment.

The December 1999 Loan Amendment modified the principal repayment terms whereby $1.326 million is due on the earlier of March 31, 2000 or the receipt by InfoHighway of at least $10 million in gross proceeds from an initial public offering of debt or securities, $450,000 is due on March 31, 2000 and $1.2 million is due on June 19, 2000. Simultaneously with the execution of the December 1999 Loan Amendment, InfoHighway executed a guarantee for $2.976 million in favor of the Company. The December 1999 Loan Amendment also gives the Company the right to convert $1.65 million of principal into common shares of either InfoHighway or Arc Networks at a conversion rate of $8 per share.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

The December 1999 Loan Amendment provided the Company with a warrant to purchase 190,000 shares of InfoHighway's common stock. The warrant expires on December 16, 2004 and the warrant's exercise price is either 90% of the exercise price of any warrants (or other convertible securities) issued by InfoHighway in connection with the first public or private placement of securities by InfoHighway, or $6.00 if no such public or private placement takes place prior to the expiration date of the warrant. The December 1999 Loan Amendment also amended and restated the warrant whereby on a split adjusted basis, the Company has the right to purchase 180,000 shares of InfoHighway's common stock at an exercise price of $3.00 per share. Such warrant, which expires on May 18, 2004 amends and restates the warrant issued in conjunction with the May 1999 Loan Amendment which was a warrant for 90,000 shares at an exercise price of $8.00 per share.
Subsequent to December 31, 1999, the Company received additional warrants to acquire InfoHighway common stock consisting of the right to purchase an additional 180,000 common shares at the fair market price of InfoHighway's common stock at the date of a public or private placement and the right to 5,000 common shares at no cost. As of the date of this report, Arc Networks has paid all accrued interest and rent that is currently due.

(4) Notes Receivable, Other

William Baquet Note Receivable - On September 27, 1999 the Company loaned William Baquet ("Mr. Baquet") $675,000 in receipt of an 8% promissory note due, together with all accrued interest on December 28, 1999. The Company advanced Mr. Baquet $650,000 representing the note of $675,000 less a $15,000 loan origination fee. The promissory note was secured with 400,000 shares of common stock of I-Link, Inc. ("I-Link"). The 400,000 I-Link shares were held in the Company's investment account and had a value as of December 31, 1999 of approximately $1.11 million. In conjunction with the loan, the Company purchased 25,000 shares of freely tradable common stock of I-Link at a price of $0.01 per share. Such shares were included as a part of the 400,000 shares held in the Company's investment account. Additionally, the Company received options to purchase 15,000 shares of I-Link's common stock at an exercise price of $0.01 per share. Such options vested and were exercisable in installments of 5,000 shares each on December 29, 1999, January 12, 2000 and January 26, 2000, provided that the note had not been paid in full on such dates. As of December 31, 1999, the note was in default and the Company exercised its option on the first installment of 5,000 shares. On January 10, 2000, the note and interest were repaid in full and the remaining options expired. The note receivable balance as of December 31, 1999 approximated $689,000, including accrued interest of approximately $14,000.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(5) Marketable Securities

As of December 31,               1999             1998
---------------------------------------------------------
Current:
  Certificates of
    deposit             $   1,251,000               --
  Commercial paper            517,000               --
  U.S. treasury bills              --    $   5,040,000
  Unrealized holding
    gains                      76,000           52,000
---------------------------------------------------------
  Market value          $   1,844,000    $   5,092,000
---------------------------------------------------------


As of December 31,               1999             1998
---------------------------------------------------------
Related party:
  Trans Global          $     552,000    $       2,000
  Unrealized holding
    loss                     (362,000)              --
---------------------------------------------------------
  Market value          $     190,000    $       2,000
---------------------------------------------------------

The changes in net unrealized holding gain (loss) on marketable securities is as follows:

As of December 31,                                                                             1999             1998
-----------------------------------------------------------------------------------------------------------------------
  Balance at the beginning of the period                                              $      52,000    $    (116,000)
    Unrealized holding gain (loss)                                                        1,357,000          329,000
    Reclassification for realized gain (loss) on sale of securities                      (1,685,000)        (242,000)
    Recognize permanent decline in value of stocks                                               --           81,000
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                                            $    (276,000)   $      52,000
-----------------------------------------------------------------------------------------------------------------------

The calculation of gain or loss from marketable securities is as follows:

Years Ended December 31,                                                      1999             1998             1997
----------------------------------------------------------------------------------------------------------------------

  Related party:
    Proceeds from sale of Netsmart common                            $   3,497,000               --               --
    Cost basis of Netsmart common sold                                     873,000               --               --
----------------------------------------------------------------------------------------------------------------------
      Gain from marketable securities, related party                 $   2,624,000               --               --
----------------------------------------------------------------------------------------------------------------------

  Other:
    Proceeds from sale of Netsmart common                            $   9,052,000    $   8,967,000   $      455,000
    Cost basis of Netsmart common sold                                   8,880,000        8,773,000          823,000
----------------------------------------------------------------------------------------------------------------------
    Gain (loss) on sale of marketable securities                           172,000          194,000         (368,000)
    Permanent decline in value of marketable securities                         --           81,000               --
----------------------------------------------------------------------------------------------------------------------
    Gain (loss) from marketable securities                           $     172,000    $     113,000   $     (368,000)
----------------------------------------------------------------------------------------------------------------------

For purposes of determining gain or (loss) on the sale of securities, the cost is based on the average cost of all shares of each such security held at the date of sale.
----------------------------------------------------------------------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(6) Investment in Non Marketable Securities

On September 7, 1999, the Company acquired 100,000 12% convertible preferred shares of GAVELNET.COM for approximately $950,000. The preferred shares hold standard preferences to the common shares, hold voting rights, carry a 12% dividend, payable in-kind, and are convertible at $1.25 into 800,000 common shares of GAVELNET.COM. GAVELNET.COM is a start-up company, which was incorporated on July 20, 1999 as a Delaware company and operates an Internet auction site offering premium collectibles, decorative and fine art items in an entertaining, interactive online format, which targets affluent buyers. GAVELNET.COM's preferred and common shares do not have readily determinable values and as such are not considered marketable securities.

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

(7) Long-term Note Receivable, Related Party

In 1997, SISC sold 258,333 common shares of Trans Global to the president of Trans Global at $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. Payment by the president of Trans Global for such shares is evidenced by a $420,000, non-recourse, non-interest bearing, promissory note from the president of Trans Global due 2002.

During 1998 and 1997, the Company wrote-off approximately $135,000 and $345,000, respectively, of amounts due from Universal International, Inc., a company affiliated with the former CEO and Secretary of the Company. During 1997, Netsmart's provision for bad debt expense on trade receivables approximated $814,000. Effective January 1, 1998 Netsmart was accounted for as an investment in an unconsolidated affiliate and as such, the Company has no trade receivable bad debt expense for 1999 and 1998.

(8) Depreciation and Amortization

During 1997, Netsmart's depreciation of fixed assets was $188,000 and Netsmart's amortization of intangible assets was $431,000. Additionally, during 1997, Netsmart wrote-off $415,000 of impaired capitalized software development costs. All of such amounts are included in subsidiary selling, general and administrative expense.

Effective January 1, 1998, due to a change in effective control, the Company's investment in Netsmart was converted from an investment in a consolidated affiliate to an investment in an unconsolidated affiliate. On March 25, 1999, pursuant to the Netsmart Transaction (see note 1(c)(i)), the Company reduced its ownership level in Netsmart to approximately 10% at which point the investment in Netsmart no longer qualified for treatment as an equity method investment and was converted to a marketable security. At the time that Netsmart was converted from a consolidated affiliate to an investment in an unconsolidated affiliate, the cost basis of the Company's investment in Netsmart differed from the underlying value of Netsmart's equity and such difference was recorded as an increase in the additional paid-in capital of the Company. The following calculates the amount applied to the Company's additional paid-in capital.


--------------------------------------------------------------------------------
Investment basis in Netsmart prior to converting Netsmart
 to an equity method investment at January 1, 1998               $   5,116,000

Company's share of Netsmart's losses while accounted for
 as a consolidated affiliate                                       (10,122,000)
--------------------------------------------------------------------------------
                                                                    (5,006,000)
Company's equity method share of Netsmart's equity at
 January 1, 1998                                                       690,000
--------------------------------------------------------------------------------
Adjustment to the Company's additional paid-in capital           $   5,696,000
--------------------------------------------------------------------------------

The Company's investment in Netsmart under the equity method, amounted to $760,000 as of December 31, 1998 and the Company's share of Netsmart's income amounted to $113,000 and $71,000, respectively, for 1999 and 1998.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(9) Investment in Unconsolidated Affiliated Companies


The results of operations and financial position of Netsmart is summarized as follows up to the date that Netsmart was converted to a marketable security:

                                                                       Three Month
                                                                      Period Ended          Years Ended December 31,
Condensed statement of operations information                       March 31, 1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
  Net revenues                                                       $   5,235,000    $  13,165,000   $    7,636,000
  Gross profit                                                       $   1,788,000    $   5,084,000   $    2,747,000
  Net income (loss)                                                  $     327,000    $     124,000   $   (3,507,000)

                                                                                              As of   As of December
                                                                                          March 31,              31,
Condensed balance sheet information                                                            1999             1998
----------------------------------------------------------------------------------------------------------------------
  Current assets                                                                      $   6,816,000   $    6,958,000
  Non-current assets                                                                  $   3,270,000   $    3,331,000
  Current liabilities                                                                 $   6,284,000   $    6,948,000
  Shareholders' equity                                                                $   3,717,000   $    3,284,000

----------------------------------------------------------------------------------------------------------------------

(10) Income Taxes

Federal and state taxes were approximately as follows:
Years ended
---------------------------------------------------------
December 31,            1999          1998          1997
---------------------------------------------------------
Federal:
  Current     $       17,000            --            --
  Deferred                --            --            --
State:
  Current              8,000$       20,000            --
  Deferred                --            --            --
---------------------------------------------------------
Total         $       25,000$       20,000            --
---------------------------------------------------------

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carry-forwards consisted of:

As of December 31,               1999             1998
---------------------------------------------------------
Net operating loss
  carry-forward         $  14,855,000    $  17,241,000
Unrealized holding
  (gain) loss                  97,000          (18,000)
Alternative minimum
  tax credit
  carry-forward                17,000               --
Depreciation                   (2,000)              --
---------------------------------------------------------
Net deferred tax asset     14,967,000       17,223,000
Valuation allowance     $ (14,967,000)   $ (17,223,000)
---------------------------------------------------------
                                   --               --
---------------------------------------------------------

The valuation allowance for net deferred tax assets decreased by approximately $2.26 million. The reduction was the result of the utilization of $2.34 million of net operating loss carry-forwards against 1999 taxable income offset by a $130,000 net change in temporary differences. Based upon the level of historical tax losses, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 1999, the Company has net operating loss carry-forwards approximating $46.88 million. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited if substantial changes in the Company ownership were to occur

The Company's net operating loss carry-forwards at December 31, 1999 expire as follows:

Year carry-forward expires                      Amount
---------------------------------------------------------
2000                                     $   3,185,000
2001                                           736,000
2002                                         2,809,000
2003                                           372,000
2004                                           305,000
2005                                           299,000
2006                                           246,000
2007                                           206,000
2008                                         1,505,000
2009                                         4,482,000
2010                                         6,241,000
2011                                         4,413,000
2012                                         7,017,000
2018                                        15,059,000
---------------------------------------------------------
Total                                    $  46,875,000
---------------------------------------------------------


A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Years ended
December 31,                  1999     1998     1997
---------------------------------------------------------
Statutory federal income
  tax rate                    35.0%   (35.0%)  (35.0%)
Increase in (utilization
  of) net operating loss
  carry-forward              (24.9)    35.3     35.5
Permanent differences         (6.4)    (0.2)    (0.5)
Effective state tax rate      (0.4)    (0.1)      --
---------------------------------------------------------
Effective income tax rate      3.3%     0.0%     0.0%
---------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(11) Subordinated Debt

In July 1997, the Company issued 15% subordinated promissory notes. In April 1998, the Company repaid $112,000 of such notes and the remainder was due in July 1999. The Company has attempted to repay the remaining balance of the subordinated debt, however the original addresses note holders has changed and no forwarding mailing instructions are available. Accrued interest on the subordinated debt as of December 31, 1999 and 1998 was $9,000 and $5,000, respectively.

(12) Commitments and Contingencies

(a) Operating Lease Obligations

The Company leases all of its facilities on a month to month basis. Presently, the Company's executive offices are located n Houston, Texas, which the Company leases from Benchmark for $1,200 per month. The Company's prior executive offices were leased in New York under a lease that expired February 28, 1999. The Company continues to lease such offices that are currently occupied by Arc Networks. Arc Networks sub-leases the offices from the Company at a monthly rate that is equal to the Company's monthly cost of $4,300. The Company closed its offices in Boca Raton, Florida on July 23, 1999 as the related lease for such offices were transferred to the buyer of the assets of its former subsidiary which occupied the space. Rental expense, net of sub-lease income, under all facility and equipment operating leases was approximately $52,000 (net of sub-lease income of $42,000), $81,000 and $441,000 for 1999, 1998 and 1997,
respectively. Rental expense for 1997 included $341,000 related to Netsmart and 1999 and 1998 include no amounts related to Netsmart, which effective January 1, 1998 was converted to an equity method investment.

(b) Employment Agreements

The Company has employment agreements with two executive officers that are in effect until April 21, 2002. Such agreements provide for minimum salary levels as well as fringe benefits and incentive stock options. The Company's aggregate annual commitment for future salaries at December 31, 1999, excluding fringe benefits and stock option compensation, was approximately $385,000.

(c) Debt Guarantees

On September 18, 1998, the date on which the Company advanced Arc Networks $2 million pursuant to a loan agreement, Arc Networks had outstanding, a $1.22 million promissory note for amounts owed to Trans Global. On the same date, Trans Global agreed to subordinate the debt it was owed from Arc Networks to the loan from the Company to Arc Networks. Concurrently, the Company guaranteed Arc Network's performance on the promissory note owed to Trans Global. On March 23, 1999, in connection with the Company's sale of Arc Network's to TAL, the Company, Arc Networks, Trans Global, TAL and InfoHighway entered into an agreement, which modified the prior agreements, relating to the Arc Networks promissory note owed to Trans Global. Most significantly, the subordination agreement was terminated and TAL and InfoHighway were added as guarantors on the note. On January 3, 2000, Trans Global gave notice to the Company that Arc Networks was in default on the note and demanded payment from the Company for $1.18 million, including interest and principal. The Company has responded to Trans Global stating the Company disagrees with Trans Global's contention that the Arc Network's promissory note owed to Trans Global is due. On February 7, 2000, the Company, Trans Global, Arc Networks, TAL and InfoHighway entered into an agreement whereby, among other things, the due date of the note was extended to April 24, 2000, and the note is no longer in default. In addition, the agreement required that the Company transfer 50,000 shares of its Trans Global common shares to Trans Global.

Arc Networks owes $550,000 to Batei Sefer Limlacha ("BSL"), a religious organization, pursuant to a subordinated note payable due has outstanding, a subordinated note, requiring principal repayments of $275,000 each on January 2, 2000 and 2001. On September 18, 1998, the Company guaranteed Arc Networks performance under the subordinated loan agreement. On December 17, 1999, BSL agreed to extend the due date of the first principal installment from January 2, 2000 to March 31, 2000.

(13) Capital Stock

Common Stock - As of December 31, 1999, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 1,640,343 shares are issued, 1,560,247 shares are outstanding and 80,096 shares are held in treasury. On July 22, 1999, the stockholders of the Company approved a reduction of the Company's authorized number of common shares from 50,000,000 to 25,000,000 and approved a 1-for-30 reverse split of its common stock. All share and per share amounts in the accompanying financial statements and notes thereto have been restated to give effect to the reverse split. In order to effectuate the reverse split, 5,210 common shares were issued representing the net impact of rounding fractional shares and the Company paid $33,000 to fractional shareholders.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

Stock Issued in Lieu of Cash Payment - The Company issued 11,100 and 40,775 shares for 1998 and 1997, respectively, in connection with consulting and financing services valued at $80,000 and $73,000, respectively.

Value of Common Stock Returned as Part of Termination Payments for Executive Contracts - In connection with the termination of an executive's contract, the Company received 39,667 shares of common stock previously issued to such executive valued at $223,000, which was recorded as a reduction of contract termination expense.

Conversion of Series A Preferred Stock - During 1997 the Company issued 96,396 shares of common stock upon the conversion of 22,891 shares of series A preferred stock.

Preferred Stock - As of December 31, 1999, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 are issued and outstanding as of December 31, 1999.

Series A - The series A convertible preferred stock, which was all issued during 1993 through July 1993, bore a cumulative dividend of 6%, was redeemable at any time at the option of the Company at a redemption price of $10 per share, and was convertible at the option of the holder at any time commencing two years from the date of issuance, unless sooner called for redemption by the Company at the rate of 4.34 shares of common stock for each share of preferred stock. All of the series A convertible preferred shares were converted in 1997 and 1996 and none remain outstanding as of December 31, 1999.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. The stock is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders may receive $87.50 per share and all accrued dividends. Accumulated dividends on the series B Preferred stock as of December 31, 1999 approximated $1,000. No dividends were declared for 1999, 1998 and 1997.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accumulated dividends on the series E preferred stock as of December 31, 1999 approximated $18. No dividends were declared for 1999, 1998 and 1997.

Series F (2,700 shares issued and outstanding) - As consideration for granting extensions on former debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the series B preferred stock are paid or provided for. Accumulated dividends on the series F preferred stock as of December 31, 1999 approximated $43,000. No dividends were declared for 1999, 1998 and 1997.

Series G - The Company issued the series G preferred stock to Trans Global in consideration for $2.1 million that another subsidiary of the Company owed to Trans Global. Originally, the series G preferred stock converted automatically on September 30, 1999 into such number of the Company's common stock as having a value equaling $2.1 million. In March 1998, the Company amended its certificate of incorporation, with the consent of Trans Global as the sole holder of the series G preferred stock, to change the rights and preferences of such preferred stock such that the conversion privileges were terminated and the series G preferred stock became redeemable at an aggregate redemption price of $2.1 million. The series G preferred stock required dividend payments at $42 per share and were payable when declared by the Company's board of directors. No dividends were declared during 1999 and 1998 and accrued and unpaid dividends as of December 31, 1998 approximated $137,000. Because the series G preferred stock was held solely by a consolidated subsidiary, all such amounts were eliminated in consolidation. On February 25, 1999, the Company, SISC and Trans Global entered into an agreement, pursuant to which on May 3, 1999, SISC transferred to Trans Global 1,150,000 shares of Trans Global common stock then owned by SISC, in satisfaction of (i) the Company's obligations to pay the redemption price of $2.1 million payable with respect to the series G 2% preferred stock then owned by Trans Global, together with accrumulateddividends of approximately $140,000 and (ii) the Company's obligations to pay Trans Global $326,000. Trans Global returned the series G preferred stock to the Company and none remain outstnaidng as of December 31, 1999.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(14) Treasury Stock

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of December 31, 1999, the Company had repurchased 80,096 shares in transactions with an aggregate value of $247,000. Treasury share changes for the years ended December 31, 1999, 1998 and 1997 are as follows:

Years ended
December 31,               1999          1998     1997
---------------------------------------------------------
Beginning of year        39,549            --       --
Stock purchases          40,547        39,549       --
Stock issuance's             --            --       --
---------------------------------------------------------
End of year              80,096        39,549       --
---------------------------------------------------------

(15) Series A Common Stock Purchase Warrant:

On September 30, 1994, in connection with the financing of the IMI acquisition, the Company issued to a financing company, a warrant to purchase 33,333 shares of the Company's common stock at an exercise price of $0.75 per share. The warrant expired unused on October 1, 1999.

(16) Stock Option Plans

On July 22, 1999, the stockholder's of the Company approved the 1999 long-term incentive plan. Pursuant to the plan, in April 1999 the Company issued, in the aggregate, options to purchase 673,333 shares of the Company's common stock. Additionally, in 1998, a former director of the Company received an option to purchase 5,000 shares of the Company's common stock.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company continues to measure compensation cost for stock option plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Options issued to current employees of the company include stock appreciation rights ("SAR's"), whereby the option holders are entitled to receive cash or stock upon the exercise of the options without remitting exercise proceeds to the Company. Pursuant to APB 25, the Company is required to recognize compensation expense at each reporting period related to the SAR's computed as the fair market value of the underlying shares less the total exercise proceeds assumed to be received upon exercise. As of December 31, 1999, the fair market value of the Company's common stock is less than the exercise price of the related options and no APB No. 25 compensation expense is recorded.

For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

Years ended
December 31,                         1999     1998  1997
---------------------------------------------------------
Dividend yield                       0.0%     0.0%    --
Expected volatility                 72.0%   119.3%    --
Risk-free interest rate              6.0%   6.000%    --
Expected life of options       4.99 years  3 years    --


Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

Years Ended December 31,                                                      1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Net income (loss):
  As reported                                                        $   9,910,000    $   4,097,000   $  (12,665,000)
  Pro forma under SFAS No. 123                                       $   9,689,000    $   4,092,000   $  (12,665,000)
Basic and diluted net income (loss) per common share:
  As reported                                                        $        6.32    $        2.49   $        (8.06)
  Pro forma under SFAS No. 123                                       $        6.18    $        2.48   $        (8.06)

----------------------------------------------------------------------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

A summary of the Company's fixed stock options for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                    1999                           1998                          1997
----------------------------------------------------------------------------------------------------------------------

                                                Weighted                       Weighted                      Weighted
                                                 average                        average                       Average
                                   1999         exercise          1998         exercise          1997        exercise
                                 Shares            Price        Shares            Price        Shares           Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                         5,000    $        7.50            --               --            --              --
Granted                         673,333             4.20         5,000   $         7.50            --              --
Exercised                            --               --            --               --            --              --
Forfeited                            --               --            --               --            --              --
----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year      678,333    $        4.23         5,000   $         7.50            --              --
Options exercisable at
  year end                        8,333    $        6.30         5,000   $         7.50            --              --
Weighted-average fair
  value of options granted
  during the year                          $        2.69                 $         5.43                            --

As of December 31, 1999, the 678,333 options outstanding have exercise prices between $4.20 and $73.50 and a weighted-average remaining contractual life of
4.39 years.

--------------------------------------------------------------------------------


(17) Extraordinary Gain on Extinguishment of Debt

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

(18) Related Party Transactions

On June 10, 1999 the Company executed an agreement between the Company and Benchmark whereby the Company reimburses Benchmark for its allocable portion of shared office and administrative support services. During 1999 the Company paid Benchmark $117,000 pursuant to the agreement and paid an additional $29,000 for reimbursement of a portion of the March 1999 and April 1999 salaries of Mr. DeLape, Mr. Young and Mr. Mathew Finch, Corporate Secretary. Additionally, the Company paid Mr. DeLape $11,000 for furniture and leasehold improvements sold by Mr. DeLape to the Company. The Company believes that the amounts paid to Benchmark and Mr. DeLape approximate those that would have been paid if the transactions had been conducted at arms length.

Prior to 1998, the Company and its then subsidiary, Trans Global, had made advances to Universal International, Inc. ("Universal"), a company that the Company's former Secretary is an owner. These advances had no fixed due dates or terms and as of April 1998, all of such advances were written-off pursuant to an agreement between the Company and the former Secretary, which was negotiated by a shareholder representative. The greatest amount outstanding to Universal during the years ended December 31, 1998 and 1997 was $600,000.

In July 1997, the Company's former Chief Executive Officer, purchased 39,667 shares of common stock from the Company at $0.03 per share, reflecting a discount from the bid price on the date of sale, which was $1.80 per share. Payment for the purchase price of such shares was effected by a reduction of the Company's obligation to the CEO for accrued and unpaid compensation. In April 1998, in connection with the former CEO's resignation, these shares were returned to the Company.

In 1997, SISC sold 258,333 common shares of Trans Global to the president of Trans Global at $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. The Company's book basis in such shares approximated $622,000 resulting in a loss on the sale of approximately $191,000 for the year ended December 31, 1997.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

Payment by the president of Trans Global is evidenced by a non-interest bearing, non-recourse promissory note from the president of Trans Global, due 2002.

In 1997, SISC sold 151,920 common shares of Netsmart to certain employees of Netsmart at $0.23 per share. The Company's book basis in such shares approximated $201,000 resulting in a loss on the sale of approximately $165,000 for the year ended December 31, 1997.

During 1998, the Company paid approximately $50,000 to each of Edward D. Bright, a former Chairman of the Board, Treasurer, Secretary and a former director of Consolidated, and Patterson Travis, a brokerage firm that represents certain shareholders of Consolidated for reimbursement of legal expenses incurred by the two related parties in conjunction with the former Chief Executive Officer's termination.

(19) Legal Proceedings

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

In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company has responded by denying all relevant allegations and it is the Company's position that it is in no way responsible for any liability Arc Networks may or may not have to the plaintiff under the facts as alleged by the plaintiff and the Company intends to contest this case vigorously. The Company's counsel has been advised that Arc Networks entered into a settlement agreement on December 1, 1999 with the plaintiff whereby Arc Networks agreed to perform certain work for the plaintiff and make a certain escrow payment.

(20) Discontinued Operations

Discontinued Operations - As of the date of this report the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company has accounted for Trans Global and Arc Networks, formerly the Contract Engineering Services and Telecommunications segments, as discontinued segments. During 1997, the Company discontinued 3D, formerly the Three Dimensional Products and Services segment, IMI, formerly the Medical Diagnostics segment, SpecTec, Inc. and its subsidiaries, Televend and FMX Corp., collectively the former Electro-Optical and Electro-Mechanical Products Manufacturing segment and The Trinity Group, Inc., formerly the Business Consulting Services segment. The following table summarizes the financial statement information of the discontinued segments.

----------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                             1999             1998
----------------------------------------------------------------------------------------------------------------------
Net current assets of discontinued segments:
  Contract engineering services                                                                  --   $      926,000
----------------------------------------------------------------------------------------------------------------------

Net long-term assets of discontinued segments:
  Contract engineering services                                                                  --   $    3,791,000
  Telecommunications                                                                             --          188,000
----------------------------------------------------------------------------------------------------------------------
                                                                                                 --   $    3,979,000
----------------------------------------------------------------------------------------------------------------------

Net current liabilities of discontinued segments:
  Telecommunications                                                                             --   $    3,463,000
  Three dimensional products and services                                                        --          482,000
  Medical diagnostics                                                                            --          249,000
----------------------------------------------------------------------------------------------------------------------
                                                                                                 --   $    4,194,000
----------------------------------------------------------------------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

Years ended December 31,                                                      1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued segments:
  Contract engineering services                                      $     499,000    $     222,000   $    1,023,000
  Telecommunications                                                            --       (2,709,000)      (2,734,000)
  Medical diagnostics                                                           --         (577,000)      (1,188,000)
  Electro-optical and electro-mechanical products manufacturing                 --               --       (2,604,000)
  Three dimensional products and services                                       --               --       (1,636,000)
  Audio products manufacturing                                                  --               --         (293,000)
  Business consulting services                                                                   --          221,000
  Intercompany transactions                                                139,000          135,000          112,000
----------------------------------------------------------------------------------------------------------------------
                                                                     $     638,000    $  (2,929,000)  $   (7,099,000)
----------------------------------------------------------------------------------------------------------------------

Gain (loss) from disposal of segments (net of taxes):
  Telecommunications                                                 $   7,365,000               --               --
  Contract engineering services                                            759,000               --               --
  Three dimensional products and services                                  481,000    $   1,941,000   $     (465,000)
  Medical diagnostics                                                      156,000        4,883,000               --
  Electro-optical and electro-mechanical products manufacturing                 --          (31,000)              --
  Business consulting services                                                  --           (1,000)              --
  Audio products manufacturing                                                  --               --          129,000
  Income tax expense                                                       (31,000)              --               --
----------------------------------------------------------------------------------------------------------------------
                                                                     $   8,730,000    $   6,792,000   $     (336,000)
----------------------------------------------------------------------------------------------------------------------

(a) Contract Engineering Services - The Company and Trans Global entered into an agreement whereby in May 1999, SISC transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain of approximately $759,000 during the three months ended June 30, 1999 [see note (1)(c)(ii)]. The revenues of the contract engineering services segment approximated $11.2 million for the period from January 1, 1999 through the effective date of the share transfer and $67 million and $75.7 million for all of 1998 and 1997, respectively. The operations of the contract engineering services segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment. Assets and liabilities of the contract engineering services segment included in the Company's consolidated balance sheet consisted of the following:

As of December 31,                 1999             1998
-----------------------------------------------------------
Cash                                 --    $      35,000
Accounts receivable, net             --        3,923,000
Loans receivable                     --            5,000
Prepaid expenses and other
  current assets                     --          474,000
Property, plant and equipment        --
                                                 170,000
Goodwill                             --          727,000
Customer lists, net                  --        2,389,000
Deferred offering costs              --          236,000
Receivable, related parties          --           50,000
Other assets                         --          219,000
-----------------------------------------------------------
Total assets                         --        8,228,000
Accrued estimated losses
  through expected disposal
  date                               --          128,000
Accounts payable and accrued
  expenses                           --          267,000
Accrued payroll and related
  expenses                           --          529,000
Income taxes payable                 --           13,000
Current debt obligations             --        2,574,000
-----------------------------------------------------------
Total liabilities                    --        3,511,000
-----------------------------------------------------------
Net assets to be disposed of         --    $   4,717,000
-----------------------------------------------------------
                                     --

As of December 31,                1999             1998
----------------------------------------------------------
Presented in the balance sheet as follows: --
Net current assets of
  discontinued segment               --    $     926,000
Net long-term assets of
  discontinued segment               --        3,791,000
-----------------------------------------------------------
Net assets to be disposed of         --    $   4,717,000
-----------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(b) Three Dimensional Products and Services - In 1997, the Company formulated a plan to discontinue the operations of all of the subsidiaries operating in the three dimensional products and services segment. As a result of the plan, in 1997 the Company sold one of the subsidiaries operating in the segment, wrote-off all of the segment's remaining assets and reclassified the remaining liabilities as net current liabilities of a discontinued segment, which resulted in a $465,000 loss on disposal of the segment. During 1998, the Company recorded an approximate $1.9 million gain on the disposal of the segment resulting from the write-off of additional liabilities that the Company believes it will not be obligated to pay. Finally, in 1999, the Company wrote-off all remaining liabilities, all of which were all in excess of three years old and had no claim activity, and recognized a $481,000 gain on disposal of the segment. The revenues of the three dimensional products and services segment approximated $92,000 and $281,000 for 1998 and 1997, respectively. The operations of the three dimensional products and services segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment. Assets and liabilities of the three dimensional products and services segment included in the Company's consolidated balance sheet consisted of the following:

As of December 31,                1999             1998
----------------------------------------------------------
Accounts payable and accrued
  expenses                          --    $     130,000
Accrued payroll and related
  expenses                          --           98,000
Accrued interest                    --           24,000
Notes payable, related
  parties                           --           95,000
Current portion of long-term
  debt                              --          135,000
----------------------------------------------------------
Net current liabilities of
  discontinued segment              --    $    (482,000)
----------------------------------------------------------


(c) Telecommunications - The Company entered into an agreement with Arc Networks and TAL, pursuant to which on June 23, 1999 the Company sold all of its equity interest in Arc Networks for $855,000, resulting in a a gain of approximately $7.4 million [see note (1)(c)(iii)]. The revenues of the telecommunications segment approximated $4 million from January 1, 1999 through the date of the sale and $13.9 million and $9.6 million for all of 1998 and 1997, respectively. The operations of the telecommunications segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment. Assets and liabilities of the telecommunications segment included in the Company's consolidated balance sheet consisted of the following:

As of December 31,                1999             1998
----------------------------------------------------------
Cash                                --    $     193,000
Accounts receivable, net            --        2,992,000
Excess of accumulated costs
  over related billings             --          159,000
Prepaid expenses and other
  current assets                    --           98,000
Property, plant and equipment
                                    --          125,000
Goodwill                            --          240,000
Customer lists, net                 --           53,000
Deferred offering costs             --          249,000
Other assets                        --           86,000
----------------------------------------------------------
Total assets                        --        4,195,000
----------------------------------------------------------
Accrued estimated losses
  through expected disposal
  date                              --          800,000
Accounts payable and accrued
  expenses                          --        5,320,000
Excess of accumulated
  billings over related costs       --          463,000
Current debt obligations            --          250,000
Current portion of
  capitalized lease
  obligations                       --           20,000
Notes payable, related
  parties                           --           52,000
Long-term debt                      --          550,000
Capitalized lease obligations
                                    --           15,000
----------------------------------------------------------
Total liabilities                   --        7,470,000
----------------------------------------------------------
Net liabilities to be
  disposed of                       --    $  (3,275,000)
----------------------------------------------------------


As of December 31,                1999             1998
----------------------------------------------------------
Presented in the balance sheet as follows:
Net long-term assets of
  discontinued segment              --    $     188,000
Net current liabilities of
  discontinued segment              --       (3,463,000)
----------------------------------------------------------
Net liabilities to be
  disposed of                       --    $  (3,275,000)
----------------------------------------------------------

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(d) Medical Diagnostics - On April 2, 1998, the Company consummated the sale of substantially all of the assets of IMI resulting in a gain on disposal of approximately $4.88 million that was recorded in. In 1999, the Company recognized an additional gain of $156,000 representing the excess of estimated accrued taxes as of December 31, 1998 and the amount actually paid for taxes in 1999. The revenues of the medical diagnostics segment approximated $6.8 million from January 1, 1998 through the date of the sale on April 2, 1998 and $29.4 million for 1997. The operations of the medical diagnostics segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment. As of December 31, 1998, the remaining net current liabilities of the Medical Diagnostic segment consisted of estimated accrued income taxes of $249,000 which were settled in 1999.

(e) Electro-Optical and Electro-Mechanical Products Manufacturing - During 1998, the Company sold all of the companies operating in the electro-optical and electro-mechanical products manufacturing segment the resulting in a loss on disposal of the segment of approximately $31,000. The revenues of the electro-optical and electro-mechanical products manufacturing segment for 1997 were $3.1 million. The operations of the electro-optical and electro-mechanical products manufacturing segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment.

(f) Business Consulting Services - During 1998 the Company sold the business consulting services segment resulting in a loss on the disposal of a segment of approximately $1,000. The revenues of the business consulting services segment for 1997 were $508,000. The operations of the business consulting services segment up to the date of the disposal are classified as income (loss) from the operations of a discontinued segment.

(g) Audio Products Manufacturing - In May 1997, the Company sold all of the issued and outstanding capital stock of WWR Technology, Inc. ("WWR"), the subsidiary in which all of the audio products manufacturing segment's operating activities were conducted, for $100,000. As a result of the sale, the Company received net proceeds of approximately $62,000 and recorded a gain of approximately $129,000 on the disposal in the second quarter of 1997. The revenues of the audio products manufacturing segment through May 1997 approximated $1.2 million. The operations of WWR up to the date of the disposal are classified as a loss from the operations of a discontinued segment.

(21) Subsequent Events

On January 7, 2000, the Company made an investment in Eclipse Communications Corporation d.b.a. enTotal.com ("enTotal.com") whereby the Company loaned enTotal.com $1.5 million pursuant to a note bearing interest at 14 % with principal due in sixteen equal quarterly installments beginning June 30, 2001. Additionally, the Company received a warrant to purchase 2.5 million shares of enTotal.com's common shares at a nominal price. EnTotal.com is a newly formed development stage company that was formed for the purpose of providing an online electronic commerce marketplace which through its enTotal.com brands, will enable small business, small offices/home offices and residential customers to shop for, purchase and pay for a broad range of communication services.

On February 7, 2000, the Company made an investment in People Solutions, Inc. ("People Solutions") whereby the Company will loan people Solutions up to $1 million pursuant to a note bearing interest at 14% with principal due in twelve equal quarterly installments beginning April 30, 2001. Additionally, the Company received a warrant to purchase 1 million shares of People Solution's common shares at a nominal price. People Solutions is a full service provider of comprehensive, creative human resource management solutions. The Company provides human resource consulting and outsourcing services in areas such as recruiting, retention, career management and training. To date, the Company has advanced $500,000 under the note agreement.

On February 29, 2000, the Company made an investment in FutureMed Interventional, Inc. ("FutureMed") whereby the Company loaned FutureMed $1 million pursuant to a note bearing interest at 13.5% with principal due February 29, 2005. In addition, the Company is entitled to receive a warrant to purchase FutureMed common shares. FutreMed develops and manufactures disposable medical devices, such as specialized catheters and stents, which are used in radiology, cardiology, and urology applications. These highly sophisticated devices are used primarily of minimally invasive medical procedures. FutureMed serves primarily as an outsource solution for large medical supply companies providing quick customized products to the medical community.

The Sagemark Companies Ltd. and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

In March 2000, the Company made an investment in JewelsOnRodeo.com, Inc. ("JOR") whereby the Company loaned JOR $250,000 pursuant to a note bearing interest at 13% with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JOR's common shares. JOR, founded by Benchmark Equity Group, Inc., Kazanjian Brothers, Inc., an 82 year old estate jeweler, and JOR's management is positioning itself to become the leading provider of web based business to business e-commerce solutions to the jewelry industry. Through JOR, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from the most elite jewelry dealers in the world. Moreover through JOR, jewelers are able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry.

           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .