Form 10-Q
period 2000-03-31
SAGEMARK COMPANIES LTD
filed 2000-05-15
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2000

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

Yes   X  No    ____
    -----

       Number of common shares outstanding as of May 15, 2000: 1,560,247

                  The Sagemark Companies Ltd. and Subsidiaries
                                      Index

                                                                          Page
                                                                          ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations
 - Unaudited - Three Months Ended March 31, 2000 and 1999                   3

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three Months Ended March 31, 2000 and 1999            4

Condensed Consolidated Balance Sheets - Unaudited -
 March 31, 2000 and December 31, 1999                                       5

Condensed Consolidated Statements of Cash Flows
 - Unaudited - Three Months Ended March 31, 2000 and 1999                   6

Notes to Unaudited Condensed Consolidated Financial Statements             7-11

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                             12-14

Part II - Other Information:

Item 1. Legal Proceedings                                                   15

Signatures                                                                  16

                  The Sagemark Companies Ltd. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                                                 Three Months Ended March 31,
                                                                                    2000              1999
                                                                                    ----              ----
Revenue
 Financing Fees                                                                   $   150,000     $         -
 Financing  Fees, related party                                                        75,000               -
 Interest                                                                              62,000               -
 Interest, related party                                                              106,000               -
                                                                                      -------          ------
   Total revenue                                                                      393,000               -

Operating Expenses
 Professional fees                                                                    124,000         481,000
 Salaries, payroll taxes and fringe benefits                                          222,000         146,000
 Consulting fees                                                                       55,000           8,000
 Other general and administrative expenses                                             93,000          65,000
                                                                                      -------         -------
      Total operating expenses                                                        494,000         700,000
                                                                                      -------         -------
Loss from Operations                                                                 (101,000)       (700,000)
                                                                                     ---------       ---------

Other income(loss), net                                                                (6,000)         41,000
                                                                                     ---------       ---------
Loss from Continuing Operations Before Minority                                      (107,000)       (659,000)

Minority Interest in (Income) Loss of Subsidiaries                                    226,000        (127,000)
                                                                                      -------        ---------

Income (Loss) from Continuing Operations                                              119,000        (786,000)

Discontinued Operations:
Income (loss) from operations of discontinued segment
                                                                                            -         318,000
                                                                                  -----------     ------------
Net Income (Loss)                                                                 $   119,000     $  (468,000)
                                                                                  ===========     ============

Basic and Diluted Loss per Common Share:
   Income (loss) from Continuing Operations                                         $    0.08        $  (0.50)

   Income (loss) from operations of discontinued segment                                    -            0.20

Net Income (Loss)                                                                   $    0.08        $  (0.30)
                                                                                    =========        =========

Weighted average number of common shares                                            1,560,247        1,568,528
                                                                                    =========        =========

      See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
       Condensed Consolidated Statements of Comprehensive Income (Loss )

                                   Unaudited

                                                                                Three Months Ended March 31,
                                                                                  2000                1999
                                                                                  ----                ----
Net Income (Loss)                                                               $   119,000      $  (468,000)


Other Comprehensive Income (Expense):
  Unrealized holding gains on available for sale securities                          50,000           35,000


  Reclassification for realized gains (losses) on available for sale securities     265,000          (20,000)
                                                                                -----------      ------------

Comprehensive Income (Loss)                                                     $   434,000      $  (453,000)
                                                                                ===========      ============

      See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                       March 31,
                                                                                         2000                December 31,
                                                                                       Unaudited                 1999
                                                                                       ---------                 ----
Assets:
  Current Assets
    Cash and cash equivalents                                                       $   2,259,000           $   1,860,000
    Marketable securities                                                                 761,000               1,844,000
    Receivable, related party                                                              88,000                       -
    Note receivable, related party                                                      2,976,000               2,976,000
    Note receivable, other                                                                      -                 689,000
    Other current assets                                                                  105,000                  32,000
                                                                                        ---------               ---------
       Total Current assets                                                             6,189,000               7,401,000

  Notes receivable                                                                      3,620,000                 420,000
  Note receivable, related party                                                          250,000                       -
  Marketable securities                                                                    72,000                 201,000
  Investment in non-marketable securities, related party                                  950,000                 950,000
  Other assets                                                                             71,000                  75,000
                                                                                    -------------           -------------
        Total Assets                                                                $  11,152,000           $   9,047,000
                                                                                    =============           =============

 Liabilities and Shareholders' Equity:
  Liabilities:
    Accounts payable                                                                $     141,000           $     181,000
    Other current liabilities                                                              72,000                 136,000
                                                                                           ------                 -------
      Current liabilities                                                                 213,000                 316,000

  Minority Interest in Sagemark Capital, LP                                             1,774,000                       -

  Shareholders' Equity:
    Preferred stock                                                                         3,000                   3,000
    Common stock, par value $0.01 per share, (25,000,000 shares authorized,
     1,640,343 shares issued and 1,560,247 shares outstanding as of March 31,
     2000 and December 31, 1999)                                                           16,000                  16,000
    Additional paid-in-capital, common stock                                           58,155,000              58,155,000
    Accumulated other comprehensive income                                                 39,000                (276,000)
    Accumulated deficit                                                               (48,801,000)            (48,920,000)
    Less common stock in treasury, at cost                                               (247,000)               (247,000)
                                                                                    --------------           -------------
Total shareholders' equity                                                              9,159,000               8,731,000
                                                                                    -------------            ------------
        Total Liabilities and Shareholders' Equity                                  $  11,152,000           $   9,047,000
                                                                                    =============           =============

       See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited

                                                                              Three Months Ended March 31,
                                                                              2000                  1999
                                                                              ----                  ----
Net cash (used in) provided by continuing operations                   $     (321,000)        $  (1,526,000)
Net cash (used in) provided by discontinued operations                              -              (341,000)
                                                                             ---------           -----------
Net cash used in operating activities                                        (321,000)           (1,867,000)
                                                                             ---------           -----------

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                               1,477,000             1,916,000
  Advances made on notes receivable, related party                           (250,000)                    -
  Advances made on notes receivable                                        (3,200,000)                    -
  Proceeds from note receivable                                               689,000                     -
  Other financing activities                                                    4,000                 1,000
                                                                           -----------            ---------
Net cash provided by (used in) investing activities                        (1,280,000)            1,917,000
                                                                           -----------            ---------

Cash Flows from Financing Activities:
Purchase treasury stock                                                             -              (104,000)
Proceeds from Investors                                                     2,000,000                     -
                                                                            ---------              ---------
Net cash provided by (used in) financing activities                         2,000,000              (104,000)
                                                                            ---------              ---------

Net increase (decrease) in cash and cash equivalents                          399,000               (54,000)
Cash and cash equivalents at beginning of period                            1,860,000               179,000
                                                                       --------------         -------------
Cash and cash equivalents at end of period                             $    2,259,000         $     125,000
                                                                       ==============         =============


Supplemental Disclosures of Cash Flow Information:
Cash paid for:

Interest                                                               $            -         $           -
                                                                       ==============         =============
Income taxes                                                           $       46,000         $      10,000
                                                                       ==============         =============

      See notes to unaudited condensed consolidated financial statements.

               Consolidated Technology Group Ltd. and Subsidiaries Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

(1) Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Sagemark Companies Ltd. ("Sagemark", the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications were made to prior year amounts to conform with current year presentation.


(2) Nature of Operations - During 1999, the Company entered into transactions whereby the operations of Trans Global Services, Inc. ("Trans Global") and Arc Networks, Inc. ("Arc Networks") are presented as discontinued for accounting purposes and has disposed of its ownership in Netsmart Technologies, Inc. ("Netsmart"), an unconsolidated affiliate. As a result of these transactions, the Company has no operating segments.

Thereafter Sagemark has become a financial services company that seeks to identify, acquire, develop and support emerging growth companies. Sagemark is attempting to identify one or more businesses that will constitute its primary operations in the future. The Company focuses on, but is not limited to, companies that are expected to benefit from the growing use of the Internet, in such industries as eCommerce, software, and telecommunications. There can be no assurance that the Company will be able to locate investments in such industries on terms favorable to it.

Sagemark Capital, LP ("Sagemark Capital"), a partnership in which Sagemark holds a 61.5% limited partnership interest, was organized during 1999 for the purpose of making investments. Sagemark Capital is currently applying for a license by the Small Business Administration ("SBA") to become a Small Business Investment Company ("SBIC"). If Sagemark Capital is successful in obtaining an SBIC license, then it will be able to obtain inexpensive capital of up to three times its private capital from the SBA. There can be no assurance that the SBA will give final approval for an SBIC license to Sagemark Capital. See note (7) for a further explanation of Sagemark Capital.


(3) Investment Company Act - In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be invested in securities of companies which are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies. The Company has elected to utilize, however,

               Consolidated Technology Group Ltd. and Subsidiaries Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

the exemption from the provisions of the 1940 Act provided by Rule 3a-2 promulgated thereunder by the Securities and Exchange Commission because the Company intends to become primarily engaged in non-investment company operating businesses within one year of the date that it ceased to be primarily engaged in an operating business. No decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities. In the event that the Company does not become primarily engaged in such businesses within one year, it may be required to register as an investment company under the 1940 Act.

 (4) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-K.


(5) Notes Receivable -
(a) enTotal.com - In January 2000 the Company made an investment in Eclipse Communications Corporation d.b.a. enTotal.com ("enTotal.com") whereby the Company loaned enTotal.com $1.5 million pursuant to a note bearing interest at 14 % with principal due in sixteen equal quarterly installments beginning June 30, 2001. Additionally, the Company received a warrant to purchase 2.5 million shares of enTotal.com's common shares at a nominal price. EnTotal.com is a newly formed development stage company that was formed for the purpose of providing an online electronic commerce marketplace which through its enTotal.com brands, will enable small business, small offices/home offices and residential customers to shop for, purchase and pay for a broad range of communication services.

(b) People Solutions - In February 2000, the Company made an investment in People Solutions, Inc. ("People Solutions") whereby the Company will loan people Solutions up to $1 million pursuant to a note bearing interest at 14% with principal due in twelve equal quarterly installments beginning April 30, 2001. Additionally, the Company received a warrant to purchase 1 million shares of People Solution's common shares at a nominal price. People Solutions is a full service provider of comprehensive, creative human resource management solutions. People Solutions provides human resource consulting and outsourcing services in areas such as recruiting, retention, career management and training. To date, the Company has advanced $700,000 under the note agreement.

(c) FutureMed - In February 2000, the Company made an investment in FutureMed Interventional, Inc. ("FutureMed") whereby the Company loaned FutureMed $1 million pursuant to a note bearing interest at 13.5% with principal due February 29, 2005. In addition, the Company is entitled to receive a warrant to purchase 383,000 shares of FutureMed's common shares at a nominal price. FutreMed develops and manufactures disposable medical devices, such as specialized catheters and stents, which are used in radiology, cardiology, and urology applications. These highly sophisticated devices are used primarily for minimally invasive medical procedures. FutureMed serves primarily as an outsource solution for large medical supply companies providing quick customized products to the medical community.

               Consolidated Technology Group Ltd. and Subsidiaries Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

(6) Note receivable, related party

(a) JewelersEdge - In March 2000, the Company made an investment in JewelersEdge.com (f.k.a. JewelsOnRodeo.com, Inc.) ("JewelersEdge") whereby the Company loaned JewelersEdge $250,000 pursuant to a note bearing interest at 13% with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JewelersEdge's common shares. The Company has exercised its option to purchase the shares. Mr. Frank DeLape, the Company's Chief Executive Officer and Chairman of the Board is the beneficial owner of 45.8 % and is a director of JewelersEdge. JewelersEdge is positioning itself to become the leading provider of web based e-commerce solutions to the jewelry industry. Through JewelersEdge, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from jewelry dealers worldwide. Moreover through JewelersEdge, jewelers are able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry.

(b) Arc Networks - In March 2000, the Company extended its note receivable from Arc Networks from March 31, 2000 to June 19,2000. Contemporaneously with this extension, the Company entered into an agreement with Infohighway Communications Corporation ("Infohighway"), the parent of Arc Networks whereby Infohighway issued the Company 5,000 shares of its common stock and a warrant to purchase 200,000 shares of its common stock with an exercise price equal to the share price of the next private placement or public offering. The warrant expires on May 5, 2005.


(7) Minority Interest - In January 2000, five limited partners were admitted into Sagemark Capital in exchange for a $3 million ($2 million cash and $1 in the form of a subscription receivable) contribution. As a result, the Company's limited partnership interest was reduced from 99% to 61.5%. For financial reporting purposes, the assets, liabilities and results of operations and cash flows of Sagemark Capital are included in the Company's consolidated financial statements, and the outside investors' interest in Sagemark Capital is reflected as a minority interest.

Sagemark Capital is managed by its general partner, Sagemark Management, LLC ("Sagemark Management"). Sagemark Management collects a management fee of $50,000 per month pursuant to the partnership agreement and is responsible for certain general and administrative expenses of Sagemark Capital. Sagemark Management pays the Company $50,000 per month for employee and other expenses of the Company incurred on behalf of Sagemark Capital.

Sagemark Capital's distributions are to be made as follows:
  First, to the partners in accordance with their respective ownership percentages until each partner has received distributions equal to the entire amount each partners' contributed capital.

  Second, to the partners pro rata in accordance with their respective capital account and

  Third, 20% to Sagemark Management and 80% to the remaining partners.

               Consolidated Technology Group Ltd. and Subsidiaries Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

Sagemark Management is owned by Mr. Frank DeLape, Mr. Richard Young and Mr. Matthew Finch, all officers of the Company.


(8) Interim Results - The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(9) Earnings/(Loss) Per Share -On July 22, 1999, the Company's shareholders' approved a 1 for 30 reverse split of its common stock. All share and per share amounts in the accompanying financial statements have been restated to give effect to the split. Basic earnings/(loss) per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of March 31, 2000, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented.


(10)     Contingencies

(a) Trans Global is the holder of a $1.2 million promissory note issued by Arc Networks which became due and payable on December 31, 1999. The note has been extended to July 10, 2000. The Company confirmed its guarantee of the outstanding indebtedness of Arc Networks to Trans Global.

(b) In addition to the Trans Global debt guarantee noted in 10(a) above, during 1998, the Company guaranteed $550,000 of indebtedness that Arc Networks has outstanding under a promissory note due March 31, 2000. As of the date of this report, no amounts have been paid. Arc Networks is currently in negotiations to extend the promissory note to June 30, 2000.

(c) The Company, Benchmark Equity Group, Inc. and another principal shareholder in Infohighway entered into an agreement with an investment advisor whereby the advisor will perform certain sevices in exchange for, among other things, warrants to purchase 2% of the common stock sold in the next private placement. Benchmark Equity Group, Inc. is a privately held company wholly owned by Mr. Frank DeLape.


(11) Discontinued Operations - As of March 31, 1999 the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company is accounting for Trans Global and

               Consolidated Technology Group Ltd. and Subsidiaries Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

Arc Networks, as discontinued segments. During the three months ended March 31, 1999, the discontinued segments did not generate revenue. The following table summarizes the net income of the discontinued segments. Three Months Ended March 31,1999

  Income (Loss) from Discontinued Operations:
  Arc Networks                                                     $   318,000
  Trans Global                                                         (57,000)
  Intercompany Transactions                                             57,000
                                                                   ------------
                                                                   $    318,000
                                                                   ============
Per share                                                          $        .20
                                                                   ------------

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


Financial Condition - Liquidity and Capital Resources

         As of March 31, 2000, ("March 2000"), the Company had cash and cash equivalents of $2,259,000. The following table calculates the working capital that the Company has available for use in its operations as of March 31, 2000 and December 31, 1999 ("December 1999"), respectively.

                                             March 31,          December 31,
                                                2000                1999
                                                ----                ----
Current assets                             $   6,189,000     $   7,401,000

Current liabilities                              213,000           316,000
                                                --------           -------

Working capital available for the
 Company's operations                      $   5,976,000     $   7,085,000
                                           =============     =============

         During the three months ended March 31, 2000 (the "2000 1st Quarter"), the Company's available working capital decreased by $1,108,000. Uses of working capital during the 2000 1st Quarter included advances of loans of $3,450,000, professional fees of $124,000, salaries, payroll taxes and fringe benefits of $222,000, consulting fees of $55,000 and other operating expenses of $93,000.

         Sources of working capital during the 2000 1st Quarter included interest from Arc Networks of $106,000, interest income from other loans receivable of $62,000, increases in the market value of securities which were sold during the period of $56,000, other interest income from investees of $32,000, financing fees from Infohighway of $75,000, financing fees from investees of $150,000, proceeds from investors of $2,000,000, proceeds from the sale of marketable securities of $340,000 and other operating income of $13,000. As of the date of this report, the Company does not have definitive plans for the use of its existing working capital.

         The Company had guaranteed $1.2 million of indebtedness that Arc Networks has outstanding to Trans Global and $550,000 of indebtedness that Arc Networks has outstanding under a promissory note.

Results of Operations

         The Company's loss from operations for the 2000 and 1999 1st Quarters was $101,000 and $700,000, respectively, a decrease of $599,000, or 85%. The 2000 1st Quarter income includes $106,000 interest from Arc Networks and $62,000 interest in other loans receivable, financing fees from Infohighway of $75,000, $150,000 of financing fees from investees and the 1999 1st Quarter included no such amounts. Professional fees decreased $357,000, or 74%, when comparing the 2000 and 1999 1st Quarters. 2000 1st Quarter professional fees includes $60,000 of legal fees incurred in connection with loan advances, $41,000 of legal fees incurred for litigation settlements and other general matters and $23,000 of audit and accounting fees. 1999 1st Quarter professional fees represents $235,000 of legal fees incurred in connection with the disposal of Arc Networks, Trans Global and the Netsmart shares, $176,000 of legal fees incurred for litigation settlements and other general matters and $70,000 of audit and accounting fees. The remaining operating expenses increased $151,000, or 69%, when comparing the 2000 and 1999 1st Quarters, including an increase in salaries, payroll taxes and fringe benefits of $76,000, or 52%.

Loss from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 2000 and 1999 1st Quarters was $119,000, or $0.08 per share, and $(786,000), or $(0.50) per share, respectively, representing an increase of $905,000. Minority Interest in income (loss) in subsidiaries in 2000 1st Quarter was $226,000 and the 1999 1st Quarter was $(127,000). The 2000 1st Quarter amounts include i) Sagemark Capital's losses during the period ended March 31, 2000 of $11,000 and ii) pro rata allocation of previously expensed organization costs to the new partners of $215,000. The1999 1st Quarter amounts related to Trans Global's income. The increase in income from continuing operations is the result of the interest income and financing fees as well as a decrease in general and administrative expenses which were discussed in the preceding paragraph.


Future Operations

         As of the date of this report the Company does not have any consolidated operating subsidiaries. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Effective April 21, 2000, the Company has five employees with annual base salaries aggregating approximately $585,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are commitment and application fees and interest earned on loans and certificates of deposit and the Company's money market account, which in the aggregate are expected to be less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SIS Capital Corp., a wholly owned subsidiary, and purportedly served Technology Acquisitions Ltd., in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company has responded by denying all relevant allegations and it is the Company's position that it is in no way responsible for any liability Arc Networks may or may not have to the plaintiff under the facts as alleged by the plaintiff and the Company intends to contest this case vigorously. The Company has been advised that Arc Networks entered into a settlement agreement on December 1, 1999 with the plaintiff whereby Arc Networks agreed to perform certain work for the plaintiff and make a certain escrow payment. Arc Networks has not made the required escrow payment; however, it continues to perform all work requested by Mitel. As of Dec. 31, 1999, Arc Networks has completed, and Mitel has accepted, $973,000 of work under the original contract. As of March 31, 2000, the undisputed liability has been reduced to $605,000 through additional jobs awarded to and completed by Arc Networks. To the extent Arc Networks satisfies the terms of the settlement agreement in full, it is envisioned that the Company will be released from the litigation.


                           .........................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personnel on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                                    Date
---------                 -----                                    ----

/S/________________       Chief Executive Officer                  May 12, 2000
   Frank DeLape           (Principal Executive
                           Officer and Director)

/S/________________       President and Chief Operating Officer    May 12, 2000
   Richard Young          (Principal Financial and
                           Accounting Officer)

/S/________________       Corporate Secretary                      May 12, 2000
   Matthew Finch