Form 10-Q
period 2000-06-30
SAGEMARK COMPANIES LTD
filed 2000-08-21
CIK 89041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

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

Yes   X  No    ____
    -----

      Number of common shares outstanding as of August 11, 2000: 1,560,247

                           The Sagemark Companies Ltd.
                                      Index

                                                                           Page
                                                                           ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited
 - Three and Six Months Ended June 30, 2000 and 1999                         3

Condensed Consolidated Statements of Comprehensive Income
 (Loss) - Unaudited - Three and Six Months Ended June 30,
 2000 and 1999                                                               4

Condensed Consolidated Balance Sheets - June 30, 2000
 (Unaudited) and December 31, 1999                                           5

Condensed Consolidated Statements of Cash Flows
 - Unaudited - Six Months Ended June 30, 2000 and 1999                       6

Notes to Unaudited Condensed Consolidated Financial Statements              7-12

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                              13-17

Part II - Other Information:

Item 1. Legal Proceedings                                                   18

Signatures                                                                  19

                  The Sagemark Companies Ltd. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                               Three Months Ended June 30,            Six Months Ended
                                                                                                          June 30,
                                                                  2000            1999             2000             1999
                                                                  ----            ----             ----             ----
Revenue
 Financing Fees                                                    $  90,000        $     -          $240,000         $      -
 Financing  Fees, related party                                            -              -            85,000                -
 Interest from portfolio companies                                   137,000              -           199,000                -
 Interest, related party                                             113,000              -           219,000                -
                                                             -------------------------------  ---------------------------------
   Total revenue                                                     340,000              -           743,000                -

Operating Expenses:
  Salaries, payroll taxes and fringe benefits                        224,000        199,000           446,000          344,000
  Professional fees                                                   95,000        195,000           218,000          676,000
  Other general and administrative expense                            82,000        186,000           176,000          244,000
  Consulting fees                                                     40,000         67,000            95,000           75,000
  Termination payments for executive contracts                             -         48,000                 -           48,000
  Settlement costs                                                         -         30,000                 -           38,000
                                                             -------------------------------  ---------------------------------
    Total Operating expenses                                         441,000        725,000           935,000        1,425,000

  Loss from Operations                                              (101,000)      (725,000)         (192,000)      (1,425,000)

Gain from Marketable Securities                                            -      1,032,000             6,000        1,062,000
Other Income (Loss), Net                                              41,000          3,000            20,000           14,000
                                                             -------------------------------  ---------------------------------

Income (Loss) from Continuing Operations Before Minority
  Interest and Share of Loss of Unconsolidated Affiliate             (60,000)       310,000          (166,000)        (349,000)

Minority Interest in Income (Loss) of Subsidiaries                   (32,000)      (169,000)          194,000         (296,000)
Share of Income of Unconsolidated Affiliates                               -        113,000                 -          113,000
                                                             -------------------------------  ---------------------------------
Income (Loss) from Continuing Operations                             (92,000)       254,000            28,000         (532,000)

Discontinued Operations:
  Income from operations of discontinued segment                           -        319,000                 -          637,000
  Gain on disposal of segment                                              -      8,124,000                 -        8,124,000
                                                             -------------------------------  ---------------------------------
Net Income (Loss)                                                  $ (92,000)   $ 8,697,000        $   28,000       $8,229,000
                                                                  ===========   ============       ===========     ============

Basic and Diluted Income (Loss) per Common Share:
    Income (Loss) from Continuing Operations                          $(0.06)         $0.16             $0.02          $ (0.34)
    Income from operations of discontinued segment                      0.00           0.20              0.00             0.41
    Gain from disposal of segment                                       0.00           5.21              0.00             5.19
                                                             -------------------------------  ---------------------------------
    Net Income (Loss)                                                 $(0.06)         $5.57             $0.02          $  5.26
                                                             ===============================  =================================

Weighted average number of common shares                           1,560,247      1,561,837         1,560,247        1,565,164
                                                             ===============================  =================================

      See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                    Unaudited

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                  2000            1999           2000            1999
                                                                  ----            ----           ----            ----
Net Income (Loss)                                              $   (92,000)    $  8,697,000    $    28,000   $  8,229,000

Other Comprehensive Income (Expense):
  Unrealized holding gains (losses) on available
   for sale securities                                             (31,000)         773,000         19,000        808,000
  Reclassification for realized (gains) losses on
   available for sale securities                                         -          (67,000)       265,000        (87,000)
                                                             ---------------------------------------------------------------

Comprehensive Income (Loss)                                    $  (123,000)    $  9,403,000    $   312,000   $  8,950,000
                                                             ===============================================================


      See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                    Unaudited

                                                                                   June 30,
                                                                                     2000           December 31,
                                                                                     ----               1999
                                                                                                        ----
Assets:
  Cash and cash equivalents                                                       $   729,000        $ 1,860,000
  Marketable securities, current                                                            -          1,844,000
  Receivables, related parties                                                        204,000                 -
  Note receivable, related party                                                    2,976,000          2,976,000
  Note receivable, other                                                                    -            689,000
  Other current assets                                                                167,000             32,000
                                                                                -------------       ------------
    Total Current assets                                                            4,076,000          7,401,000

  Notes receivable                                                                  5,120,000            420,000
  Notes receivable, related party                                                     253,000                  -
  Deferred financing cost                                                              75,000                  -
  Marketable securities                                                                41,000            201,000
  Investment in non-marketable securities, related party                              950,000            950,000
  Investment in non-marketable securities                                             525,000                  -
  Other Assets                                                                         71,000             75,000
                                                                                -------------       ------------
      Total Assets                                                                $11,111,000        $ 9,047,000
                                                                                  ===========       ============

Liabilities and Shareholders' Equity:
Liabilities:
  Accounts payable                                                                $   164,000        $   181,000
  Other current liabilities                                                            98,000            136,000
                                                                                -------------       ------------
    Current liabilities                                                               262,000            316,000
                                                                                -------------       ------------

Minority interest in Sagemark Capital, LP                                           1,806,000                  -
                                                                                -------------       ------------

Shareholders' equity
  Preferred stock                                                                       3,000              3,000
  Common stock, par value $0.01 per share, (25,000,000 shares authorized, 1,640,343 shares issued and 1,560,247 shares
   outstanding as of June 30, 2000 and December 31, 1999)                              16,000             16,000
  Additional paid-in-capital, common stock                                         58,155,000         58,155,000
  Accumulated other comprehensive income                                                8,000           (276,000)
  Accumulated deficit                                                             (48,892,000)       (48,920,000)
  Less common stock in treasury, at cost                                             (247,000)          (247,000)
                                                                                --------------      -------------
    Total shareholders' equity                                                      9,043,000          8,731,000
                                                                                --------------      -------------

      Total Liabilities and Shareholders' Equity                                  $11,111,000        $ 9,047,000
                                                                                  ===========       ============

       See notes to unaudited condensed consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 Six Months Ended June 30,

                                                                                    2000           1999
                                                                                    ----           ----
Net cash used in continuing operations                                          $ (508,000)    $ (2,482,000)
Net cash used in discontinued operations                                                 -          (12,000)
                                                                                -----------    -------------
Net cash used in operating activities                                              508,000)     (2,494,000)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                                     2,238,000       6,735,000
  Advances made on notes receivable, related party                                 (253,000)              -
  Advances made on notes receivable                                              (4,700,000)              -
  Proceeds from note receivable                                                     689,000               -
  Investment in marketable securities                                                     -      (3,219,000)
  Investment in non-marketable securities                                          (525,000)              -
  Net proceeds for disposal of segments                                                   -         855,000
  Other net investing activities                                                      3,000        (397,000)
                                                                                ------------   -------------
    Net cash provided by (used in) investing activities                          (2,548,000)      3,974,000

Cash Flows from Financing Activities:
  Purchase treasury stock                                                                 -        (104,000)
  Deferred financing cost                                                            75,000               -
  Proceeds from investors                                                         2,000,000               -
                                                                                -----------    -------------
    Net cash provided by (used in) investing activities                           2,075,000        (104,000)

Net increase (decrease) in cash and cash equivalents                             (1,131,000)      1,376,000
Cash and cash equivalents at beginning of period                                  1,860,000         179,000
                                                                                -----------    ------------
Cash and cash equivalents at end of period                                      $   729,000    $  1,555,000
                                                                                ===========    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                    $         -    $          -
                                                                                ===========================
    Income taxes                                                                $    46,000    $     10,000
                                                                                ===========================

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

Sagemark Capital, LP ("Sagemark Capital"), a partnership in which Sagemark holds a 61.5% limited partnership interest, was organized during 1999 for the purpose of making investments. On May 23, 2000, Sagemark Capital was awarded a license by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC"). See note (8) for a further explanation of Sagemark Capital.


(3) Investment Company Act - In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be invested in securities of companies which are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies. The Company continues to seek businesses for purchase by the Company, but no decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

 (4) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-K.


(5) Notes Receivable -

(a) enTotal.com - In January 2000, the Company made an investment in Eclipse Communications Corporation d.b.a. enTotal.com ("enTotal.com") whereby the Company loaned enTotal.com $1.5 million pursuant to a note bearing interest at 14 % with principal due in sixteen equal quarterly installments beginning June 30, 2001. Additionally, the Company received a warrant to purchase 2.5 million shares of enTotal.com's common shares at a nominal price. EnTotal.com is a newly formed development stage company that was formed for the purpose of providing an online electronic commerce marketplace which through its enTotal.com brands, will enable small business, small offices/home offices and residential customers to shop for, purchase and pay for a broad range of communication services.

(b) People Solutions - In February 2000, the Company made an investment in People Solutions, Inc. ("People Solutions") whereby the Company will loan people Solutions up to $1 million pursuant to a note bearing interest at 14% with principal due in twelve equal quarterly installments beginning April 30, 2001. Additionally, the Company received a warrant to purchase 1 million shares of People Solution's common shares at a nominal price. People Solutions is not in compliance with certain loan covenants, one of which relates to interest coverage ratios. The Company is currently evaluating the defaults to determine what action, if any, is necessary. People Solutions is a full service provider of comprehensive, creative human resource management solutions. People Solutions provides human resource consulting and outsourcing services in areas such as recruiting, retention, career management and training. As of June 30, 2000, the Company has advanced $700,000 under the note agreement. The Company advanced the remaining $300,000 in July 2000.

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

(d) e-Qcare, LLC - In June 2000, the Company made an investment in e-Qcare, LLC ("e-Qcare") whereby the Company loaned e-Qcare $1,500,000 pursuant to a note bearing interest at 14% with principal and interest due beginning twelve months from the date of execution. In addition, the Company received warrants to purchase 30% of e-Qcare`s ownership units, computed on a fully-diluted basis, at a nominal price. If the note is repaid during the period December 2000 through April 2001, the percentage of e-Qcare's ownership units will be reduced by 2.5% for each month prepayment is made prior to May 2001. The percentage may not be reduced to less than 15% of e-Qcare's ownership units. e-Qcare is a healthcare technology

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

company established to capitalize on the outsourcing trend within the health plan benefits arena. The Company provides a unique, proprietary reimbursement system for health plans to reduce medical and surgical healthcare costs.


(6) Note receivable, related party

(a) JewelersEdge - In March 2000, the Company made an investment in JewelersEdge.com (f.k.a. JewelsOnRodeo.com, Inc.) ("JewelersEdge") whereby the Company loaned JewelersEdge $250,000 pursuant to a note bearing interest at 13% with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JewelersEdge's common shares. The Company has exercised its option to purchase the shares. In June 2000, the Company advanced JewelersEdge $3,000 through a convertible note receivable. Mr. Frank DeLape, the Company's Chief Executive Officer and Chairman of the Board is the beneficial owner of 45.8 %, and is a director of, JewelersEdge. JewelersEdge is positioning itself to become the leading provider of web based e-commerce solutions to the jewelry industry. Through JewelersEdge, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from jewelry dealers worldwide. Moreover through JewelersEdge, jewelers are able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry.

(b) Arc Networks - In March 2000, the Company extended its note receivable from Arc Networks from March 31, 2000 to June 19,2000. Contemporaneously with this extension, the Company entered into an agreement with Infohighway Communications Corporation ("Infohighway"), the parent of Arc Networks whereby Infohighway issued the Company 5,000 shares of its common stock and a warrant to purchase 200,000 shares of its common stock with an exercise price equal to the share price of the next private placement or public offering. The warrant expires on May 5, 2005. The note receivable is currently due and payable. Interest thru June 30,2000 has been paid. The Company currently owns 5,000 shares of its common stock and warrants to purchase 670,000 shares of its common stock with an exercise price ranging from $3.00 to the price of the next private placement or public offering.


(7) Investment in non-marketable securities

(a) Bynari, Inc - In June 2000, the Company made an equity investment in Bynari, Inc. ("Bynari") of $275,000 in exchange for 250,000 shares of common stock. Bynari develops, markets and supports Linux based applications for the enterprise and consumer marketplace. Bynari is currently launching two proprietary products that allow UNIX and Linux desktops, workstations and servers to participate and communicate with Microsoft Exchange (Outlook) enterprises, which permit UNIX and Linux based e-mail users to communicate with Microsoft's Exchange (Outlook) e-mail users.

(b) PrintOnTheNet - In May 2000, the Company made an equity investment in PrintOnTheNet.com, Inc. ("PrintOnTheNet") of $250,000 in exchange for 125,000 shares of

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

Series B Convertible Preferred Stock. Each share is automatically convertible into 20 shares of common stock at such time as PrintOnTheNet has sufficient authorized number of shares of Common Stock to permit the conversion of all the shares of Series B Convertible Preferred Stock. PrintOnTheNet is an Internet based provider of on-line printing services for small to medium-sized businesses.


(8) Minority Interest - In January 2000, five limited partners were admitted into Sagemark Capital in exchange for a $3 million ($2 million cash and $1 million in the form of a subscription receivable) contribution. As a result, the Company's limited partnership interest was reduced from 99% to 61.5%. For financial reporting purposes, the assets, liabilities and results of operations and cash flows of Sagemark Capital are included in the Company's consolidated financial statements, and the outside investors' interest in Sagemark Capital is reflected as a minority interest.

Sagemark Capital is managed by its general partner, Sagemark Management, LLC ("Sagemark Management"). Sagemark Management collects a management fee of $50,000 per month pursuant to the partnership agreement and is responsible for certain general and administrative expenses of Sagemark Capital. Sagemark Management reimburses the Company for employee and other expenses incurred on behalf of Sagemark Capital not to exceed $50,000 per month.

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

Sagemark Management is owned by Mr. Frank DeLape and Mr. Richard Young, both officers of the Company.


(9) Related Party Transactions - During the three and six month periods ending June 30, 2000, the Company paid Benchmark Equity Group, Inc. ("Benchmark") $ 9,000 and $ 29,000, respectively, for office rent, services, and other office expenses. The Company believes that the amounts paid to Benchmark approximate those that would have been paid if the transactions had been conducted at arm's length. Benchmark is a privately held company wholly owned by Mr. Frank DeLape.

During the three and six month periods ending June 30, 2000, the Company incurred $20,000 in consulting fees from Trans@ctive Partners, Ltd. ("Transactive") for evaluating potential acquisitions. The Company believes that the amounts paid to Transactive approximate those that would have been paid if the transactions had been conducted at arm's length. Transactive is 37.5% owned by Mr. Frank DeLape. Mr. DeLape made no decision related to the transaction.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

(10) Interim Results - The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


(11) Earnings/(Loss) Per Share -On July 22, 1999, the Company's shareholders' approved a 1 for 30 reverse split of its common stock. All share and per share amounts in the accompanying financial statements have been restated to give effect to the split. Basic earnings/(loss) per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of June 30, 2000, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented.


(12)     Contingencies

(a) Trans Global is the holder of a $1.2 million promissory note issued by Arc Networks which became due and payable on December 31, 1999. The note has been extended to September 10, 2000. The Company confirmed its guarantee of the outstanding indebtedness of Arc Networks to Trans Global.

(b) In addition to the Trans Global debt guarantee noted in 10(a) above, during 1998, the Company guaranteed $550,000 of indebtedness that Arc Networks has outstanding under a promissory note due September 30, 2000. As of the date of this report, $50,000 has been paid.

(c) The Company, Benchmark and another principal shareholder in Infohighway entered into an agreement with an investment advisor whereby the advisor will perform certain services in exchange for, among other things, warrants to purchase 2% of the common stock of Infohighway sold in the next private placement.


(13) Discontinued Operations - As of June 30, 1999 the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company is accounting for Trans Global and Arc Networks, as discontinued segments. During the three months ended June 30, 1999, the discontinued segments did not generate revenue. The following table summarizes the net income of the discontinued segments.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

Income (Loss) from Discontinued Operations:         Three Months Ended      Six Months Ended
                                                       June 30, 1999          June 30, 1999
                                                    -----------------------------------------
Arc Networks                                             $   181,000            $   499,000
Trans Global                                                  57,000                     --
Intercompany Transactions                                     81,000                133,000
                                                          ----------             ----------
                                                         $   319,000            $   637,000
                                                         ===========            ===========
Per share                                                $       .20            $         -
                                                         ===========            ===========


(14)  Gain on Disposal of Segments

(a) Trans Global - The Company and Trans Global entered into an agreement whereby in May 1999, the Company transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain of approximately $759,000 during the three months ended June 30, 1999.

(b) Arc Networks - The Company entered into an agreement with Arc Networks and Technology Acquisitions, Ltd, pursuant to which the Company sold all of its equity interest in Arc Networks for $855,000. As a result of the sale, the Company recognized a gain of approximately $7,365,000 during the three months ended June 30, 1999.

Gain on Disposal of Segments:                       Three Months Ended      Six Months Ended
                                                       June 30, 1999          June 30, 1999
                                                    -----------------------------------------
Trans Global                                             $   759,000            $   759,000
Arc Networks                                               7,365,000              7,365,000
                                                         -----------            -----------
                                                         $ 8,124,000            $ 8,124,000
                                                         ===========            ===========


(15) Subsequent Events - The Company is involved in discussions with certain shareholders that may lead to a change in control. There can be no assurances to the outcome.

Pursuant to those discussions, on August 4, 2000, the Company and the shareholders entered into a standstill agreement whereby the Company will not engage in or consummate any transaction or perform any activity outside the ordinary course of business, including obtaining a commitment for funds from the SBA. The agreement will remain in effect until either i) ten business days after the notice by the shareholders, ii) one day after the notice by the Company or
iii) the shareholders commence a derivative action involving substantially the same issues being discussed by the Company and the shareholders.

                  The Sagemark Companies Ltd. and Subsidiaries
       Footnotes to Unaudited Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

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


Financial Condition - Liquidity and Capital Resources

         As of June 30, 2000, ("June 2000"), the Company had cash and cash equivalents of $729,000. The following table calculates the working capital that the Company has available for use in its operations as of June 30, 2000 and December 31, 1999 ("December 1999"), respectively.


                                          June 30,                  December 31,
                                            2000                        1999
                                            ----                        ----
Current assets                         $ 4,076,000               $   7,401,000

Current liabilities                        262,000                     316,000
                                           -------                     -------

Working capital available
 for the Company's operations          $ 3,814,000                $  7,085,000
                                       ===========                ============


         During the six months ended June 30, 2000 (the "2000 Six Month Period"), the Company's available working capital decreased by $3,271,000. Uses of working capital during the 2000 Six Month Period included advances of loans of $4,953,000, investments in non-marketable securities of $525,000, professional fees of $218,000, salaries, payroll taxes and fringe benefits of $446,000, consulting fees of $95,000 deferred financing cost of $75,000 and other operating expenses of $181,000.

         Sources of working capital during the 2000 Six Month Period included interest from related parties of $219,000, interest income from other loans receivable of $199,000, increases in the market value of securities which were sold during the period of $56,000, other interest income of $75,000, financing fees from related parties of $85,000, financing fees from investees of $240,000, proceeds from investors of $2,000,000, proceeds from the sale of marketable securities of $340,000 and other operating income of $3,000. As of the date of this report, the Company does not have definitive plans for the use of its existing working capital.

         In March 1998, the Company guaranteed $1.2 million of indebtedness that Arc Networks has outstanding to Trans Global. Additionally, in September 1998, the Company guaranteed

$550,000 of indebtedness that Arc Networks has outstanding under a promissory note, of which $50,000 has been paid. These guarantees remain in effect.


2000 and 1999 Second Quarter Operating Losses

         The Company's loss from operations for the 2000 and 1999 2nd Quarters was $101,000 and $725,000, respectively, a decrease of $6240, or 86%. The 2000 2nd Quarter income includes $104,000 interest from Arc Networks, $137,000 interest in loans receivable from portfolio companies, and $90,000 of financing fees from portfolio companies. The 1999 2nd Quarter included no such amounts.

         Professional fees decreased $100,000, or 51%, when comparing the 2000 and 1999 2nd Quarters. 2000 2nd Quarter professional fees includes $46,000 of legal fees incurred in connection with loan advances, $35,000 of legal fees incurred for litigation settlements and other general matters and $13,000 of accounting fees. 1999 2nd Quarter professional fees represents $169,000 of legal fees incurred for litigation settlements and other general matters and $26,000 of accounting fees.

         Other general and administrative expenses decreased $104,000, or 56%, when comparing the 2000 and 1999 2nd Quarters. The decrease was largely a result of printing cost of $33,000 and shareholder expenses of $27,000 incurred in the 1999 Second Quarter relating to the annual shareholders' meeting and proxy vote. No such amounts were paid in the 2000 Second Quarter. In addition, rent expense decreased $40,000 relating to offices that were occupied during 1999 and not occupied during 2000.

         Termination payments for the 1999 2nd Quarter was $48,000. There was no such payments in the 2000 2nd Quarter. Termination payments for executive contracts relates to the termination of an employment agreement between the Company and George W. Mahoney, its former CFO. In the 1999 2nd Quarter, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney.

         Consulting fees decreased $27,000, or 40%, from $67,000 for the 1999 2nd Quarter to $40,000 for the 2000 2nd Quarter. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he received an aggregate of $56,000. During the 2000 2nd Quarter, the Company incurred fees of $40,000 to consultants for evaluating potential acquisitions and other investment advisory services.


During the 1999 2nd Quarter, the Company paid $30,000 in order to settle two claims relating to IMI, a disposed subsidiary. No such amounts were paid in the 2000 2nd Quarter

Gain (Loss) on Marketable Securities

         During the 1999 Second Quarter, the Company realized gains of $964,000 from the sale of Netsmart common stock and $68,000 from the sale of US Treasury Bills. During the 1999 Six Month Period total realized gains on US Treasury Bills amounted to $98,000.

Loss from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 2000 and 1999 2nd Quarters was $(92,000), or $(0.06) per share, and $254,000, or $0.16 per share, respectively, representing a decrease of $346,000. Minority interest in loss of subsidiaries in 2000 2nd Quarter was $(32,000) and the 1999 2nd Quarter was $(169,000). The 2000 2nd Quarter amounts include Sagemark Capital's income during the period. The 1999 2nd Quarter amounts related to Trans Global's income. The decrease in income from continuing operations is the result of the interest income as well as a decrease in general and administrative expenses, offset by a gain on marketable securities in the 1999 2nd Quarter. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses can not be assured.


2000 and 1999 Six Month Period Operating Losses

         The Company's loss from operations for the 2000 and 1999 2000 Six Month Period was $192,000 and $1,425,000, respectively, a decrease of $1,233,000, or 87%. The 2000 2nd Quarter income includes $208,000 interest from Arc Networks, $199,000 interest in loans receivable from portfolio companies, $240,000 of financing fees from portfolio companies, and $85,000 of financing fees from related parties. The 1999 2nd Quarter included no such amounts.

         Professional fees decreased $458,000, or 68%, when comparing the 2000 and 1999 2nd Quarters. 2000 2nd Quarter professional fees includes $95,000 of legal fees incurred in connection with loan advances, $86,000 of legal fees incurred for litigation settlements and other general matters and $37,000 of accounting fees. During the 1999 Six Month Period, the Company incurred legal fees of $265,000 related to the disposal of Arc Networks, Trans Global and Netsmart shares, $127,000 related to litigation settlements, $36,000 related to annual shareholders meeting, and $150,000 related to general matters.

         Other general and administrative expenses decreased $68,000, or 28%, when comparing the 2000 and 1999 2nd Quarters. The decrease was largely a result of printing cost of $33,000 and shareholder expenses of $27,000 incurred in the 1999 2nd Quarter relating to the annual shareholders' meeting and proxy vote. No such amounts were paid in the 2000 2nd Quarter. In addition, rent expense decreased $40,000 relating to offices that were occupied during 1999 and not occupied during 2000. In the 2000 2nd Quarter, employee expenses of $30,000 were incurred relating to recruiting additional employees. No such amounts were paid in the 1999 2nd Quarter.

         Termination payments for the 1999 Six Month Period was $48,000. There was no such payments in the 2000 Six Month Period . Termination payments for executive contracts relates to the termination of an employment agreement between the Company and George W. Mahoney, its former CFO. In the 1999 Six Month Period, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney.

         Consulting fees increased $20,000, or 27%, from $75,000 for the 1999 Six Month Period to $80,000 for the 2000 Six Month Period. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he received an aggregate of $56,000. During the 2000 Six Month Period, the Company incurred fees of $80,000 to consultants for evaluating potential acquisitions and other investment advisory services.


During the 1999 Six Month Period, the Company paid $30,000 in order to settle two claims relating to IMI, a disposed subsidiary. No such amounts were paid in the 2000 Six Month Period

Gain (Loss) on Marketable Securities

         During the 1999 Second Quarter, the Company realized gains of $964,000 from the sale of Netsmart common stock and $68,000 from the sale of US Treasury Bills. During the 1999 Six Month Period total realized gains on US Treasury Bills amounted to $98,000.

Loss from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 2000 and 1999 Six Month Periods was $28,000, or $0.02 per share, and $(532,000), or $(0.34) per share, respectively, representing an increase of $560,000. Minority Interest in income (loss) in subsidiaries in 2000 Six Month Period was $194,000 and the 1999 Six Month Period was $(296,000). The 2000 Six Month Period amounts include i) Sagemark Capital's income during the period ended June 30, 2000 of $54,000 and ii) pro rata allocation of previously expensed organization costs to the new partners of $215,000. The 1999 Six Month Period amounts related to Trans Global's income. The increase in income from continuing operations is the result of the interest income and financing fees as well as a decrease in general and administrative expenses, offset by a gain on marketable securities in the 1999 Six Month Period. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses can not be assured.


Other Events

         See footnote (15) Subsequent Events for information relating to discussions with certain shareholders.

Future Operations

         As of the date of this report the Company does not have any consolidated operating subsidiaries. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Effective August 15, 2000, the Company has five employees with annual base salaries aggregating approximately $585,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisition and other activity. The current sources of income for the Company are commitment and application fees and interest earned on loans and certificates of deposit and the Company's money market account, which in the aggregate are expected to be less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of new subsidiaries are made.

In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be invested in securities of companies which are not majority owned by the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies. The Company continues to seek businesses for purchase by the Company, but no decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities.

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

In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SIS Capital Corp., a wholly owned subsidiary, and purportedly served Technology Acquisitions Ltd., in a case commenced against Arc Networks, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, which it allegedly paid to Arc Networks as a pre-payment when it engaged Arc Networks as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company has responded by denying all relevant allegations and it is the Company's position that it is in no way responsible for any liability Arc Networks may or may not have to the plaintiff under the facts as alleged by the plaintiff and the Company intends to contest this case vigorously. The Company has been advised that Arc Networks entered into a settlement agreement on December 1, 1999 with the plaintiff whereby Arc Networks agreed to perform certain work for the plaintiff and make a certain escrow payment. Arc Networks has not made the required escrow payment; however, it continues to perform all work requested by Mitel. As of Dec. 31, 1999, Arc Networks has completed, and Mitel has accepted, $973,000 of work under the original contract. As of June 30, 2000, the undisputed liability has been reduced to $400,000 through additional jobs awarded to and completed by Arc Networks. To the extent Arc Networks satisfies the terms of the settlement agreement in full, it is envisioned that the Company will be released from the litigation.





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



Signature             Title                                      Date
---------             -----                                      ----


/S/________________   Chief Executive Officer                    August 21, 2000
Frank DeLape          (Principal Executive Officer
                      and Director)

/S/________________   President and Chief Operating Officer      August 21, 2000
Richard Young         (Principal Financial and Accounting
                      Officer)