Form 10-Q
period 2000-09-30
SAGEMARK COMPANIES LTD
filed 2000-11-20
CIK 89041

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes  [X]    No  [ ]

Number of common shares outstanding as of November 17, 2000: 1,560,247

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           The Sagemark Companies Ltd.

                                      Index

                                                                           PAGE

Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited -
  Three and Nine Months Ended September 30, 2000 and 1999                     3

Condensed Consolidated Statements of Comprehensive Income
  (Loss) - Unaudited - Three and Nine Months Ended
  September 30, 2000 and 1999                                                 4

Condensed Consolidated Balance Sheets - September 30, 2000
  (Unaudited) and December 31, 1999                                           5

Condensed Consolidated Statements of Cash Flows - Unaudited
  - Nine Months Ended September 30, 2000 and 1999                             6

Notes to Unaudited Condensed Consolidated Financial Statements             7-15

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           16-20

Part II - Other Information:
Item 1. Legal Proceedings                                                    21

Item 6. Exhibits                                                             22

Signatures                                                                   23

                  The Sagemark Companies Ltd. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                      2000           1999           2000            1999
                                                                   -----------    -----------    -----------    -----------
Revenue
    Financing Fees                                                 $     8,000    $        --    $   248,000    $        --
    Financing Fees, related party                                           --             --         85,000             --
    Interest from portfolio companies                                  166,000             --        365,000             --
    Interest, related party                                             86,000             --        305,000             --
                                                                   -----------    -----------    -----------    -----------
    Total revenue                                                      260,000             --      1,003,000             --

Operating Expenses:
   Salaries, payroll taxes and fringe benefits                         192,000        226,000        637,000        570,000

   Professional fees                                                   104,000         95,000        322,000        771,000
   Other general and administrative expense                            101,000        171,000        277,000        415,000
   Consulting fees                                                          --          3,000         95,000         78,000
   Termination payments for executive contracts                             --             --             --         48,000
   Settlement costs                                                         --             --             --         38,000
                                                                   -----------    -----------    -----------    -----------
     Total Operating expenses                                          397,000        495,000      1,331,000      1,920,000

Loss from Operations                                                  (137,000)      (495,000)      (328,000)    (1,920,000)

Loss from Investment write-off                                        (950,000)            --       (950,000)            --
Gain from Marketable Securities                                        369,000        385,000        374,000      1,447,000
Other Income (Loss), Net                                               (12,000)       113,000          8,000        127,000
                                                                   -----------    -----------    -----------    -----------

Income (Loss) from Continuing Operations Before Minority
   Interest and Share of Loss of Unconsolidated Affiliate             (730,000)         3,000       (896,000)      (346,000)

Minority Interest in Income (Loss) of Subsidiaries                      (6,000)            --        188,000       (296,000)
Share of Income of Unconsolidated Affiliates                                --             --             --        113,000
                                                                   -----------    -----------    -----------    -----------
Income (Loss) from Continuing Operations                              (736,000)         3,000       (708,000)      (529,000)

Discontinued Operations:
   Income from operations of discontinued segment                           --             --             --        637,000
   Gain on disposal of segment                                              --             --             --      8,124,000
                                                                   -----------    -----------    -----------    -----------
Net Income (Loss)                                                  $  (736,000)   $     3,000    $  (708,000)   $ 8,232,000
                                                                   ===========    ===========    ===========    ===========

Basic and Diluted Income (Loss) per Common Share:
     Income (Loss) from Continuing Operations                      $     (0.47)   $      0.00    $     (0.45)   $     (0.34)

     Income from operations of discontinued segment                       0.00           0.00           0.00           0.41
     Gain from disposal of segment                                        0.00           0.00           0.00           5.19
                                                                   -----------    -----------    -----------    -----------
     Net Income (Loss)                                             $     (0.47)   $      0.00    $     (0.45)   $      5.26
                                                                   ===========    ===========    ===========    ===========

Weighted average number of common shares                             1,560,247      1,558,319      1,560,247      1,564,043
                                                                   ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                                           The Sagemark Companies Ltd. and Subsidiaries
                                    Condensed Consolidated Statements of Comprehensive Income
                                                            UNAUDITED

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                           2000           1999           2000            1999
                                                                        -----------    -----------    -----------    -----------
Net Income (Loss)                                                       $  (736,000)   $     3,000    $  (708,000)   $ 8,232,000

Other Comprehensive Income (Expense):
   Unrealized holding gains (losses) on available for sale securities       (21,000)       661,000         (3,000)     1,469,000
   Reclassification for realized gains (losses) on available for
     sale securities                                                             --       (346,000)       265,000       (433,000)
                                                                        -----------    -----------    -----------    -----------

Comprehensive Income (Loss)                                             $  (757,000)   $   318,000    $  (446,000)   $ 9,268,000
                                                                        ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                                The Sagemark Companies Ltd. and Subsidiaries
                                    Condensed Consolidated Balance Sheets
                                                  UNAUDITED

                                                                               September 30,   December 31,
                                                                                   2000           1999
                                                                               ------------    ------------
Assets:
   Cash and cash equivalents                                                   $  3,361,000    $  1,860,000
   Marketable securities, current                                                        --       1,844,000
   Receivables, related parties                                                      68,000              --
   Note receivable, related party                                                        --       2,976,000
   Note receivable, other                                                                --         689,000
   Note Receivable, current                                                         557,000              --
   Other current assets                                                             256,000          32,000
                                                                               ------------    ------------
     Total current assets                                                         4,242,000       7,401,000

   Notes receivable                                                               4,863,000         420,000
   Notes receivable, related party                                                  253,000              --
   Deferred financing cost                                                           75,000              --
   Marketable securities                                                             20,000         201,000
   Investment in non-marketable securities, related party                            10,000         950,000
   Investment in non-marketable securities                                          775,000              --
   Other Assets                                                                      76,000          75,000
                                                                               ------------    ------------
        Total Assets                                                           $ 10,314,000    $  9,047,000
                                                                               ============    ============

Liabilities and Shareholders' Equity:
Liabilities:
   Accounts payable                                                            $     91,000    $    181,000
   Other current liabilities                                                        116,000         135,000
                                                                               ------------    ------------
     Total current liabilities                                                      207,000         316,000

Minority interest in Sagemark Capital, LP                                         1,812,000              --

Shareholders' equity

   Preferred stock                                                                    3,000           3,000
   Common  stock,  par value $0.01 per share, (25,000,000 shares authorized,
     *1,640,343  shares issued and 1,560,247 shares outstanding as of
     September 30, 2000 and December 31, 1999)*                                      16,000          16,000
   Additional paid-in-capital, common stock                                      58,155,000      58,155,000
   Accumulated other comprehensive loss                                              (3,000)       (276,000)
   Accumulated deficit                                                          (49,629,000)    (48,920,000)
   Less common stock in treasury, at cost                                          (247,000)       (247,000)
                                                                               ------------    ------------
     Total shareholders' equity                                                   8,295,000       8,731,000

                                                                               ------------    ------------
        Total Liabilities and Shareholders' Equity                             $ 10,314,000    $  9,047,000
                                                                               ============    ============

       See notes to unaudited condensed consolidated financial statements.

                       The Sagemark Companies Ltd. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                        UNAUDITED

                                                                 Nine Months Ended
                                                                   September 30,
                                                               2000            1999
                                                           ------------    ------------
Net cash used in continuing operations                     $   (308,000)   $ (3,147,000)
Net cash used in discontinued operations                             --         (12,000)
                                                           ------------    ------------
Net cash used in operating activities                          (308,000)     (3,159,000)

Cash Flows from Investing Activities:
   Proceeds from sale of marketable securities                2,238,000      10,418,000
   Advances made on notes receivable, related party            (253,000)             --
  Advances made on notes receivable                          (5,000,000)     (1,060,000)
  Proceeds from note receivable                                 689,000              --
   Proceeds from note receivable, related party               2,976,000              --
   Investment in marketable securities                               --      (3,220,000)
  Investment in non-marketable securities                      (775,000)       (950,000)
   Net proceeds for disposal of segments                             --         855,000
   Other net investing activities                                 9,000         (44,000)
                                                           ------------    ------------
     Net cash provided by (used in) investing activities       (116,000)      5,999,000

Cash Flows from Financing Activities:
   Repayment of discontinued segments liabilities                    --         (93,000)
   Deferred financing cost                                      (75,000)             --
   Proceeds from investors                                    2,000,000              --
   Other net financing activities                                    --        (162,000)
                                                           ------------    ------------
    Net cash provided by (used in) financing activities       1,925,000        (255,000)

Net increase in cash and cash equivalents                     1,501,000       2,585,000
Cash and cash equivalents at beginning of period              1,860,000         179,000
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  3,361,000    $  2,764,000
                                                           ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest                                              $         --    $         --
                                                           ============    ============
     Income taxes                                          $     49,000    $     36,000
                                                           ============    ============

       See notes to unaudited condensed consolidated financial statements.

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Sagemark Companies Ltd. ("Sagemark" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications were made to prior year amounts to conform with current year presentation.

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

Sagemark Capital, LP ("Sagemark Capital" or the "Partnership"), a partnership in which Sagemark holds a 61.5% limited partnership interest, was organized during 1999 for the purpose of making investments. On May 23, 2000, Sagemark Capital was awarded a license by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC"). See Note (9) for a further explanation of Sagemark Capital.

(3) Investment Company Act - In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be deemed invested in securities of companies which are not majority owned subsidiaries of the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies, which may have a material adverse affect on the Company. The Company continues to seek businesses for purchase by the Company, but no decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities.

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-K.

(5) Notes Receivable -

(a) enTotal.com - In January 2000, the Partnership made an investment in Eclipse Communications Corporation d.b.a. enTotal.com ("enTotal.com") whereby the Partnership loaned enTotal.com $1.5 million pursuant to a note bearing interest at 14 % with principal due in fourteen equal quarterly installments beginning June 30, 2001. Additionally, the Partnership received a warrant to purchase 2.5 million shares of enTotal.com's common shares at a nominal price. EnTotal.com is a development stage company that was formed for the purpose of providing an online electronic commerce marketplace which through its enTotal.com brands, will enable small business, small offices/home offices and residential customers to shop for, purchase and pay for a broad range of communication services.

(b) People Solutions - In February 2000, the Partnership made an investment in People Solutions, Inc. ("People Solutions") whereby the Partnership has loaned People Solutions $1 million pursuant to a note bearing interest at 14% with principal due in twelve equal quarterly installments beginning April 30, 2001. Additionally, the Partnership received a warrant to purchase 1 million shares of People Solutions' common shares at a nominal price. People Solutions is not in compliance with certain loan covenants, one of which relates to interest coverage ratios; however, all required interest payments have been made to date. The Partnership granted People Solutions a waiver through December 2000. People Solutions is a full service provider of comprehensive, creative human resource management solutions providing human resource consulting and outsourcing services in areas such as recruiting, retention, career management and training.

(c) FutureMed - In February 2000, the Partnership made an investment in FutureMed Interventional, Inc. ("FutureMed") whereby the Partnership loaned FutureMed $1 million pursuant to a note bearing interest at 13.5% with principal due February 29, 2005. In addition, the Partnership is entitled to receive a warrant to purchase 383,000 shares of FutureMed's common shares at a nominal price. FutureMed develops and manufactures disposable medical devices, such as specialized catheters and stents, which are used in radiology, cardiology, and urology applications. These highly sophisticated devices are used primarily for minimally invasive medical procedures. FutureMed serves primarily as an outsource solution for large medical supply companies providing quick customized products to the medical community.

(d) e-Qcare, LLC - In May 2000, the Partnership made an investment in e-Qcare, LLC ("e-Qcare") whereby the Partnership loaned e-Qcare $1,500,000 (the "Loan") pursuant to a note bearing interest at 14% per annum with equal principal and interest payments due beginning May 2001. In addition, the Partnership received warrants representing the right to purchase 1,842,857 ownership units of e-Qcare at a nominal price. If the note is prepaid during the period December 2000 through April 2001, the amount of warrants representing the right to purchase ownership units of e-Qcare will be reduced based upon the month in which the Loan prepayment is actually paid prior to May 2001. However, the number of units

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of ownership units may not be reduced to less than an amount representing the right to purchase 15% of e-Qcare's issued and outstanding ownership units. e-Qcare is a healthcare technology company established to capitalize on the outsourcing trend within the health plan benefits arena and provides a unique, proprietary reimbursement system for health plans to reduce medical and surgical healthcare costs.

(6) Notes receivable, related party

(a) JewelersEdge - In March 2000, the Company made an investment in JewelersEdge.com (f.k.a. JewelsOnRodeo.com, Inc.) ("JewelersEdge") whereby the Company loaned JewelersEdge $250,000 pursuant to a note bearing interest at 13% per annum with principal due thirteen months from the date of execution. In addition, the Company received warrants to purchase 137,500 shares of JewelersEdge's common shares at a nominal price. The Company has exercised its option to purchase the shares at a nominal price. In June 2000, the Company advanced JewelersEdge $3,000 through a convertible note receivable. Mr. Frank DeLape, the Company's Chief Executive Officer and Chairman of the Board is the beneficial owner of 24.3% of the common stock of JewelersEdge, and is a director of JewelersEdge. Through JewelersEdge, lifestyle portal sites, general auction sites, and conventional jewelry retailers will have real time access to "one-of-a-kind" pieces of fine and estate jewelry from jewelry dealers worldwide. Moreover through JewelersEdge, jewelers will be able to automate the inventory management process thereby lowering the costs associated with procurement, evaluation, authentication and distribution of fine and estate jewelry.

(b) Arc Networks - On September 6, 2000 the Company received from Arc Networks, Inc. ("Arc") $3,053,000 representing payment of all principal and accrued interest then due from Arc pursuant to Arc's outstanding promissory note to the Company. On September 15, 2000, the Company received from InfoHighway Communications Corporation ("InfoHighway"), Arc's parent, the sum of $368,500 representing the purchase price for certain warrants to purchase common stock of InfoHighway then owned by the Company. The Company currently owns 5,000 shares of InfoHighway's common stock.

(7) Investment in non-marketable securities, related party - In September 2000, the Company recorded a permanent investment write-off of $950,000 of its Gavelnet investment as a result of its review of the realizable value of its investment.

(8) Investment in non-marketable securities

(a) Bynari, Inc - In June 2000, the Partnership made an equity investment in Bynari, Inc. ("Bynari") of $275,000 in exchange for 250,000 shares of Bynari's common stock. Bynari develops, markets and supports Linux based applications for the enterprise and consumer marketplace. Bynari is currently launching two proprietary products that allow UNIX and Linux desktops, workstations and servers to participate and communicate with Microsoft Exchange (Outlook) enterprises, which permit UNIX and Linux based e-mail users to communicate with Microsoft's Exchange (Outlook) e-mail users.

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) PrintOnTheNet - In May 2000, the Partnership made an equity investment in PrintOnTheNet.com, Inc. ("PrintOnTheNet") of $250,000 in exchange for 125,000 shares of Series B Convertible Preferred Stock. Each share is automatically convertible into 20 shares of common stock at such time as PrintOnTheNet has sufficient authorized number of shares of Common Stock to permit the conversion of all the shares of Series B Convertible Preferred Stock. PrintOnTheNet is an Internet based provider of on-line printing services for small to medium-sized businesses.

(c) Rocket8 Global Networks, Inc. - In July 2000, the Partnership made an equity investment in Rocket8 Global Networks, Inc ("Rocket8") of $250,000 in exchange for 625,000 shares of Series A Convertible Preferred Stock. Each share is automatically convertible into one share of common stock. Rocket8 Global Networks, Inc. is an interactive media company that allows businesses to display interactive TV and magazine style advertisements to captive audiences that actively want to view them.

(9) Minority Interest - In January 2000, five limited partners were admitted into Sagemark Capital in exchange for a $3 million ($2 million cash and $1 million in the form of a subscription receivable) capital contribution. As a result, the Company's limited partnership interest was reduced from 99% to 61.5%. For financial reporting purposes, the assets, liabilities and results of operations and cash flows of Sagemark Capital are included in the Company's consolidated financial statements, and the outside investors' interest in Sagemark Capital is reflected as a minority interest.

Sagemark Capital is managed by its general partner, Sagemark Management, LLC ("Sagemark Management"). Sagemark Management collects a management fee of $46,875 per month, subject to adjustment pursuant to SBA rules, and to the partnership agreement and is responsible for certain general and administrative expenses of Sagemark Capital. Sagemark Management reimburses the Company for employee and other expenses incurred on behalf of Sagemark Capital not to exceed $46,875 per month. As of September 30, 2000, Sagemark Management has not reimbursed any amounts to the Company subsequent to the July management fee. Subsequent to September 30, 2000, the September management fee was reimbursed to the Company. Pursuant to the Transition Agreement described in Note 17, the reimbursement arrangement described above will be terminated.

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

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sagemark Management is owned by Mr. Frank DeLape and Mr. Richard Young, both officers of the Company.

(10) Related Party Transactions - During the three and nine month periods ending September 30, 2000, the Company paid Benchmark Equity Group, Inc. ("Benchmark") $15,000 and $44,000, respectively, for office rent, services, and other office expenses pursuant to an Expense Sharing Agreement dated June 10, 1999 between the Company and Benchmark Equity Group, Inc. (the "Expense Sharing Agreement"). The Company believes that the amounts paid to Benchmark approximate those that would have been paid if the transactions had been conducted at arm's length. Benchmark is a privately held company wholly owned by Mr. Frank DeLape. Pursuant to the Transition Agreement described in Note 17, the Expense Sharing Agreement will be terminated.

During the nine-month period ending September 30, 2000, the Company incurred $20,000 in consulting fees from Trans@ctive Partners, Ltd. ("Transactive") for evaluating potential acquisitions. The Company believes that the amounts paid to Transactive approximate those that would have been paid if the transactions had been conducted at arm's length. Transactive is 37.5% owned by Mr. Frank DeLape. Mr. DeLape made no decision related to the transaction.

See Note (17) below, which is incorporated herein by reference.

(11) Interim Results - The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

(12) Earnings/(Loss) Per Share -On July 22, 1999, the Company's shareholders approved a 1 for 30 reverse split of its common stock. All share and per share amounts in the accompanying financial statements have been restated to give effect to the split. Basic earnings/(loss) per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of September 30, 2000, the Company does not have any dilutive items and therefore, a dual presentation of earnings per share is not presented.

(13) Contingencies -

(a) Trans Global Services, Inc., ("TransGlobal") was the holder of a $1.2 million promissory note issued by Arc. The Company guaranteed the outstanding indebtedness of Arc Networks to Trans Global. In addition, during 1998, the

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company guaranteed $550,000 of indebtedness that Arc Networks had outstanding under a promissory note to Batei Sefer Limlacha. On September 6, 2000, InfoHighway paid, on behalf of Arc, all outstanding indebtedness of Arc to TransGlobal Services, Inc. and Batei Sefer Limlacha. Effective upon such payments by InfoHighway, the Company's aforementioned guaranties were canceled and are no longer in force or effect.

(b) The Company, Benchmark and another principal shareholder in Infohighway ("InfoHighway Stakeholders") entered into an agreement with an investment advisor whereby the advisor will perform certain services in exchange for, among other things, warrants to purchase 2% of the common stock of Infohighway sold in the next private placement, payable jointly and severally by the InfoHighway stakeholders. The contemplated private placement has been consummated. On November 13, 2000, the Company received notice form the other principal shareholder that the Company has no liability to the investment advisor.

(14) Discontinued Operations - As of September 30, 1999 the Company has no operating segments and all of the operations and net assets and liabilities of its subsidiaries are presented as discontinued. Effective December 31, 1998, the Company is accounting for Trans Global and Arc Networks, as discontinued segments. During the three months ended September 30, 1999, the discontinued segments did not generate revenue. The following table summarizes the net income of the discontinued segments.

                                       Three Months Ended    Nine Months Ended
                                       September 30, 1999   September 30, 1999
                                       ------------------   ------------------
Income from Discontinued Operations:
   Arc Networks                        $               --   $          499,000
   Trans Global                                        --                   --
   Intercompany Transactions                           --              138,000
                                       ------------------   ------------------
                                       $               --   $          637,000
                                       ==================   ==================

Per share                              $               --   $               --

(15)     Gain on Disposal of Segments

(a) Trans Global - The Company and Trans Global entered into an agreement whereby in May 1999, the Company transferred 1,150,000 shares of Trans Global common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global. As a result of the foregoing transaction between the Company and Trans Global, the Company recognized a gain of approximately $759,000 during the nine months ended September 30, 1999.

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

Gain on Disposal of Segments:         Three Months Ended    Nine Months Ended
                                      September 30, 1999    September 30, 1999
                                      ------------------    ------------------
Trans Global                          $               --    $          759,000
Arc Networks                                          --             7,365,000
                                      ------------------    ------------------
                                      $               --    $        8,124,000
                                      ==================    ==================

(16) Subsequent Events - In anticipation of an investment by the Partnership, in October 2000, the Partnership issued a $1,500,000 debenture with a 10-year term with interest payable semi-annually. The interim interest rate is 7.201%; the permanent interest rate will be determined in March 2001. In connection with this issuance, the Partnership paid $37,500 in fees to the SBA.

(17) Change of Control - On November 20, 2000, the Company and Frank DeLape and Richard Young, the Company's Chief Executive Officer and President and Chief Operating Officer, respectively, entered into a Transition Agreement (the "Transition Agreement") with Edward D. Bright, acting on his own behalf and on behalf of certain shareholders of the Company. The Transition Agreement was consummated in order to effectuate an agreed upon change of management whereby Messrs. DeLape and Young would continue to own and manage Sagemark Management and be released from their contracts with the Company.

         The Transition Agreement provides for, among other things, the termination of the existing Employment Agreements between the Company and Messrs. DeLape and Young, the payment to Richard Young of $60,000 of severance compensation therefor, the termination of the Expense Sharing Agreement, the retention of Messrs. DeLape and Young to provide certain consulting services during the transition period of 60 and 90 days, respectively, and the payment to Richard Young of $60,000 as compensation for such consulting services, the resignation of Messrs. DeLape, Young and Steve Jones ("Jones") as officers and directors of the Company and all of its subsidiaries, the execution and delivery by the Company and its subsidiaries of Releases and Covenants Not to Sue to Messrs. DeLape, Young, Jones and certain other persons identified as their Affiliates in the Transition Agreement, the execution and delivery by Messrs. DeLape, Young and such Affiliates of Releases and Covenants Not to Sue to the Company and certain others named in the Transition Agreement, the indemnification by the Company of Messrs. DeLape, Young and Jones, and the issuance to Frank DeLape of 24,000 shares of the Company's common stock in consideration of the return and cancellation of certain stock options previously issued to Mr. DeLape by the Company.

         Edward D. Bright and Theodore B. Shapiro were appointed to the Company's Board of Directors pursuant to the terms of the Transition Agreement to fill the vacancies created by the resignations of Messrs. DeLape, Young and Jones. Messrs. DeLape and Young will continue to provide their services to Sagemark Management, following the consummation of the Transition agreement.

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Simultaneously with the execution of the Transition Agreement, the Company and Gemini VII, Inc. ("Gemini"), a company with negligible assets and liabilities which is owned by Messrs. DeLape and Young, entered into a Stock Purchase Agreement pursuant to which Sagemark sold the 100,000 shares of preferred stock of Gavelnet.com, Inc. (the "Gavelnet Shares") and the 137,500 shares of common stock of JewelersEdge (the "JewelersEdge Shares") owned by it to Gemini for $3,500,000 (the "Purchase Price"). The Purchase Price was paid by Gemini's non-interest bearing, non-negotiable promissory note (the "Note") due on the later of November 30, 2009 or the date of expiration of the term of the Agreement of Limited Partnership of the Partnership. The Note is mandatorily prepayable if and to the extent that Sagemark Management receives distributions from the Partnership (and, in such instance, in such amount as shall equal 50% of any such distributions, less certain amounts specified in the Note) or Gemini receives the proceeds of any sale by it of the Gavelnet Shares or the JewelersEdge Shares. The Note is with recourse to Gemini only to the extent of any breach of such mandatory prepayment provisions. The principal amount of the Note will be reduced at the maturity date by an amount equal to the difference between such principal and the aggregate amount of all such distribution and sales proceeds actually received prior to the maturity date.

         The obligations of Gemini under the Note, to the extent that there is recourse against Gemini thereunder, is severally personally guaranteed by Messrs. DeLape and Young, but only to the extent that either of such individuals receives the proceeds of any such distributions (less the amount of all applicable Federal, state and local taxes computed at the maximum applicable tax rate). There is no assurance that any such distribution or sale proceeds will be received or, if so, when and to what extent.

         On November 20, 2000, Sagemark Management and the Company also executed a Letter Agreement that provides, in pertinent part, that Sagemark Management in its capacity as general partner of Sagemark Capital, LP, will not seek to have the Company contribute the $333,155 balance of its $4,920,000 capital contribution commitment until every other limited partner of Sagemark Capital, LP has fully funded such portion of his/its capital contribution as represented a proportionate percentage of its capital contribution commitment, and Sagemark Capital has drawn and fully invested all funds which it is allowed to borrow under the Small Business Company Act of 1958, as amended; that Sagemark Management is precluded from offsetting against the Company's capital account any amounts due to Sagemark Capital by the Company; that Sagemark Management will pay to Messrs. DeLape and Young such amounts, if any, as may be due to them from the Partnership, from time to time, contemporaneously with Sagemark Management's receipt of the same from Sagemark Capital; that in consideration of $126,781 from Sagemark Management for reimbursement of services, the January 1, 2000 Reimbursement Agreement between the Company and Sagemark Management was terminated; that effective November 1, 2000, the monthly management fee payable to Sagemark Management from Sagemark Capital shall be $46,875 during the remainder of the term of the partnership agreement governing Sagemark Capital; that Sagemark Management agreed that Sagemark Capital owed it $118,750 in management fees for the period August 4, 2000 through October 31, 2000; and that Sagemark Management assumed certain equipment lease agreements. Sagemark Management also agreed that, upon written request of the Company, to appoint Theodore B. Shapiro to the Advisory Board of Sagemark Management.

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
       FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The foregoing discussion is merely a summary of such agreements and is qualified in its entirety by the text of the Transition Agreement, the Letter Agreement by and between the Company and Sagemark Management, the Note, the Stock Purchase Agreement by and between Gemini VII, Inc. and the Company, and the Guaranty executed by Messrs. Frank DeLape and Richard Young, the form of each of which documents is attached hereto as an exhibit and is incorporated herein by reference.

         Notwithstanding the closing of the above-described transactions, the Company will continue to own its limited partnership interest in Sagemark Capital, and Sagemark Capital will continue to be managed by Sagemark Management; but, by virtue of the disassociation of Messrs. DeLape and Young from the Company, the Company will have a limited say in the day to day operations of Sagemark Capital and the operating results of Sagemark Capital may not be allowed to be reported by the Company on a consolidated basis. Rather, the Company may be required to account for its interest in Sagemark Capital on the equity method. The Company and Sagemark Management are actively discussing the sale of the Company's interest in Sagemark Capital. There can be no assurance that such sale will be consummated.

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

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, ("September 2000"), the Company had cash and cash equivalents of $3,361,000. The following table calculates the working capital that the Company has available for use in its operations as of September 30, 2000 and December 31, 1999 ("December 1999"), respectively.

                                                         September 30,   December 31,
                                                             2000            1999
                                                         -------------   -------------
Current assets                                           $   4,242,000   $   7,401,000

Current liabilities                                            207,000         316,000

                                                         -------------   -------------
Working capital available for the Company's operations   $   4,035,000   $   7,085,000
                                                         =============   =============

         During the nine months ended September 30, 2000 (the "2000 Nine Month Period"), the Company's available working capital decreased by $3,050,000. Uses of working capital during the 2000 Nine Month Period included advances or loans of $5,253,000, investments in non-marketable securities of $775,000, professional fees of $322,000, salaries, payroll taxes and fringe benefits of $637,000, consulting fees of $95,000, deferred financing cost of $75,000, interest expense of $20,000, and other operating expenses of $277,000.

         Sources of working capital during the 2000 Nine Month Period included interest from related parties of $305,000, interest income from other loans receivable of $365,000, increases in the market value of securities which were sold during the period of $56,000, other interest income of $83,000, financing fees from related parties of $85,000, financing fees from portfolio companies of $248,000, proceeds from investors of $2,000,000, proceeds from the sale of marketable securities of $709,000 and reclassification of $557,000 of Notes receivable as current. As of the date of this report, the Company does not have definitive plans for the use of its existing working capital.

TransGlobal was the holder of a $1.2 million promissory note issued by Arc. The Company guaranteed the outstanding indebtedness of Arc to Trans Global. In addition, during 1998, the Company guaranteed $550,000 of indebtedness that Arc had outstanding under a promissory note to Batei Sefer Limlacha. On September 6, 2000, InfoHighway paid, on behalf of Arc, all outstanding indebtedness of Arc to TransGlobal Services, Inc. and Batei Sefer Limlacha. Effective upon such payments by InfoHighway, the Company's aforementioned guaranties were canceled and are no longer in force or effect.

2000 and 1999 Third Quarter Operating Losses

         The Company's loss from operations for the 2000 and 1999 3rd Quarters was $137,000 and $495,000, respectively, a decrease of $358,000, or 72%. The 2000 3rd Quarter income includes $86,000 in related party interest income, primarily from Arc Networks, $166,000 interest in loans receivable from portfolio companies, and $8,000 of financing fees from portfolio companies. The 1999 3rd Quarter included no such amounts.

         Other general and administrative expenses decreased $70,000, or 41%, when comparing the 2000 and 1999 3rd Quarters. The decrease was largely a result of printing cost of $9,000, postage of $33,000 and shareholder expenses of $19,000 incurred in the 1999 3rd Quarter relating to the annual shareholders' meeting and proxy vote. No such amounts were paid in the 2000 3rd Quarter. In addition, rent expense decreased $40,000 relating to offices that were occupied during 1999 and not occupied during 2000. Marketing and business development expenses of $21,000 relating to the formation of Sagemark Capital were incurred in the 1999 3rd Quarter. No such amounts were paid in the 2000 3rd Quarter. Employee expenses of $20,000 relating to personnel recruitment was incurred in 2000 3rd Quarter. No such amounts were incurred in 1999 3rd Quarter. Penalties of $20,000 relating to unpaid 1995-1997 state taxes were accrued in 2000 3rd Quarter. No such amounts were incurred in the 1999 3rd Quarter.

Loss from Investment Write-off

         In September 2000, the Company recorded a permanent investment write-off of $950,000 of its Gavelnet investment as a result of its review of the realizable value of its investment.

Gain on Marketable Securities

         During the 1999 3rd Quarter, the Company realized gains of $315,000 from the sale of Netsmart common stock and $70,000 from the sale of US Treasury Bills. During the 2000 3rd Quarter, the Company realized a gain of $369,000 from the sale of all of its warrants to purchase common stock of InfoHighway.

Income (Loss) from Continuing Operations

         The Company's consolidated income (loss) from continuing operations for the respective 2000 and 1999 3rd Quarters was ($736,000), or $(0.47) per share, and $3,000, or $0.00 per share, respectively, representing a decrease of $739,000. Minority interest in loss of subsidiaries in the 2000 3rd Quarter was $6,000 and the 1999 3rd Quarter was $0. The 2000 3rd Quarter amounts include

Sagemark Capital's income during the period. Other income largely represents interest income on idle funds offset by $20,000 interest expense accrued in 2000 3rd Quarter relating to unpaid 1995-1997 state taxes. Subsequent to the 1999 Third Quarter, idle funds have been utilized to make investments in portfolio companies, thereby decreasing interest income generated from idle funds. The decrease in income from continuing operations is largely the result of the Loss from Investment Write-off of $950,000 relating to Gavelnet as well as an increase in interest income, a decrease in general and administrative expenses, offset by management fees in the 2000 3rd Quarter. Due to the non-recurring nature of realized gains on marketable securities and contract termination expense, future reductions of operating losses cannot be assured.

2000 and 1999 Nine Month Period Operating Losses

         The Company's loss from operations for the 2000 and 1999 Nine Month Period was $328,000 and $1,920,000, respectively, a decrease of $1,592,000, or 83%. The 2000 Nine Month Period income includes $305,000 in related party interest income primarily from Arc Networks, $365,000 of interest loans receivable from portfolio companies, $248,000 of financing fees from portfolio companies, and $85,000 of financing fees from related parties. The 1999 Nine Month Period included no such amounts.

         Professional fees decreased $450,000, or 58%, when comparing the 2000 and 1999 Nine Month Period. 2000 Nine Month Period professional fees includes $108,000 of legal fees incurred in connection with loan advances, $167,000 of legal fees incurred for litigation settlements and other general matters and $47,000 of accounting fees. During the 1999 Nine Month Period, the Company incurred legal fees of $274,000 related to the disposal of Arc Networks, Trans Global and Netsmart shares, $155,000 related to litigation settlements, $36,000 related to the annual shareholders meeting, $22,000 related to the April 1999 change of control and $160,000 related to general matters. Audit, accounting and tax service expenses amounted to $124,000 for the 1999 Nine Month Period and were incurred primarily in connection with the disposal of subsidiaries.

         Other general and administrative expenses decreased $138,000, or 33%, when comparing the 2000 and 1999 Nine Month Period. The decrease was largely a result of printing costs of $43,000, postage of $38,000 and shareholder expenses of $27,000 incurred in the 1999 Nine Month Period relating to the annual shareholders' meeting and proxy vote. No such amounts were paid in the 2000 Nine Month Period. In addition, rent expense decreased $40,000 relating to offices that were occupied during 1999 and not occupied during 2000. Marketing and business development expenses of $21,000 relating to the formation of Sagemark Capital were incurred in the 1999 Nine Month Period. No such amounts were paid in the 2000 Nine Month Period.

         Termination payments for the 1999 Nine Month Period were $48,000. There were no such payments in the 2000 Nine Month Period. Termination payments for executive contracts relates to the termination of an employment agreement between the Company and George W. Mahoney, its former CFO. In the 1999 Nine Month Period, the Company and Mr. Mahoney mutually terminated the amended and restated employment agreement and the Company paid Mr. Mahoney $48,000 in full satisfaction of any amounts owed to Mr. Mahoney.

         Consulting fees increased $17,000, or 22%, from $78,000 for the 1999 Nine Month Period to $95,000 for the 2000 Nine Month Period. On April 20, 1999, Seymour Richter resigned as the Company's president and chief executive officer. Simultaneously with his resignation, Mr. Richter entered into a nine-month consulting agreement with the Company pursuant to which he received an aggregate of $56,000. During the 2000 Nine Month Period, the Company incurred fees of $95,000 to consultants for evaluating potential acquisitions and other investment advisory services.

         During the 1999 Nine Month Period, the Company paid $38,000 consisting primarily of $30,000 in order to settle two claims relating to IMI, a disposed subsidiary. No such amounts were paid in the 2000 Nine Month Period

Loss from Investment Write-off

         In September 2000, the Company recorded a permanent investment write-off of $950,000 of its Gavelnet investment as a result of its review of the realizable value of its investment.

Gain (Loss) on Marketable Securities

         During the 1999 Nine Month Period the Company realized gains of $1.3 million from the sale of Netsmart common stock and $168,000 from the sale of US Treasury Bills. During the 2000 Nine Month Period, the Company realized a gain of $369,000 from the sale of all of its warrants to purchase common stock of InfoHighway.

Loss from Continuing Operations

         The Company's consolidated loss from continuing operations for the respective 2000 and 1999 Nine Month Periods was $708,000, or $0.45 per share, and $529,000, or $0.34 per share, respectively, representing a decrease of $179,000. Minority interest in income (loss) in subsidiaries in the 2000 Nine Month Period was $188,000 and in the 1999 Nine Month Period was $(296,000). The 2000 Nine Month Period amounts include i) Sagemark Capital's income during the period ended September 30, 2000 of $26,000 and ii) pro rata allocation of previously expensed organization costs to the new partners of $215,000. The 1999 Nine Month Period amounts related to Trans Global's income. The decrease in income from continuing operations is the result of the Loss from Investment write-off of $950,000 relating to Gavelnet as well as the interest income and financing fees as well as a decrease in general and administrative expenses, offset by the increase of $1,072,000 of gains on marketable securities. Due to the non-recurring nature of realized gains on sales of marketable securities and contract termination expense, future reductions of operating losses cannot be assured.

Other Events

         See footnote (17) "Change of Control" of the Notes to the Financial Statements set forth elsewhere herein, which is incorporated herein by reference, for information relating to a series of transactions that took place on November 20, 2000 resulting in a change of control of the Company. Notwithstanding those transactions, the Company will continue to own its limited partnership interest in Sagemark Capital, LP, and Sagemark Capital, LP will continue to be managed by Sagemark Management; but, by virtue of the disassociation of Messrs. DeLape and Young (the indirect and beneficial owners of Sagemark Management) from the Company, the Company will have a limited involvement in the operations of Sagemark Capital, LP and the operating results of Sagemark Capital, LP may not be able to continue to be reported by the Company on a consolidated basis. Rather, the Company may be required to account for its interest in Sagemark Capital, LP on the equity method. The Company and Sagemark Management are actively discussing the sale of the Company's interest in Sagemark Capital. There can be no assurance that the sale will be consummated.

FUTURE OPERATIONS

         As of the date of this report the Company does not have any consolidated operating subsidiaries. The future operating losses of the Company will be comprised of its general and administrative expenses, which currently consist primarily of salaries and related taxes and fringe benefits, professional fees and other general and administrative costs. Effective August 15, 2000, the Company has five employees with annual base salaries aggregating approximately $505,000, excluding payroll taxes and fringe benefits. Professional fees will vary depending on the level of future litigation, acquisitions and other activities. The current sources of income for the Partnership are commitment and application fees and interest earned on loans and certificates of deposit and the Company's money market account, which in the aggregate are expected to be less than the Company's operating costs. As a result, it is estimated that the Company will incur operating losses at least until such time, if ever, that acquisitions of profitable entities are made.

         In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the"1940 Act"), because more than 40% of the value of its assets other than government securities, cash and temporary investments would be deemed invested in securities of companies which are not majority owned subsidiaries of the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies, which may have a material adverse affect on the Company. The Company continues to seek acquisition opportunities, but no decision has been made to date with regard to the nature of the operating business or businesses to be acquired or as to any specific acquisition opportunities.

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

         On or about December 14, 1999, an action styled Expert Radiology Network v. Comprehensive Medical Imaging, Inc.; International Magnetic Imaging, Inc., George Mahoney; and Joe Does 1 through 100 was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. CL99-11947AD. The action seeks damages against International Magnetic Imaging, Inc. ("IMI"), a subsidiary of the Company, in excess of $15,000 for alleged breaches of a contract and for allegedly fraudulently inducing Expert Radiology Network ("ERN") to enter said contract, under which ERN was to read and interpret diagnostic imaging scans performed at certain magnetic resonance imaging centers owned by IMI. The action also seeks an accounting of amounts due and owing under the contract. The contract was assigned to Comprehensive Medical Imaging, Inc. ("CMI"), in March 1998 in connection with the sale of IMI's assets to CMI. The third named Defendant, George Mahoney, is a former Chief Financial Officer of IMI.

         IMI has answered the complaint, denying any liability and raising various affirmative defenses. It intends to contest the case vigorously. At this stage of the proceedings, it is not possible to evaluate the outcome of the action, nor to reasonably estimate the amount of any judgment that might be entered against IMI.

         On or about July 6, 1998, an action styled Ronald Feldstein v. Consolidated Technology Group, Inc., a Florida corporation was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. 98-5943-AG. The action seeks damages in excess of $15,000 for an alleged breach by Consolidated Technology Group, Ltd. ("CTGL") of an alleged consulting agreement under which CTGL allegedly promised to deliver to the Plaintiff, Ronald Feldstein 250,000 options to purchase stock of International Magnetic Imaging, Inc. at $3.50 per share, and 200,000 share of the stock of Trans Global Services, Inc. ("Trans Global"). It is alleged the shares of Trans Global stock were to have been delivered by April 18, 1997.

         CTGL answered the Plaintiff's complaint denying liability and asserting various defenses. CTGL also propounded discovery requests, which were not answered by the Plaintiff. The Court ordered the Plaintiff to respond to the discovery requests, but he has not yet complied with the Court's order. At this stage of the proceedings, it is no possible to evaluate the outcome of the action, nor to reasonably estimate the amount of any judgment to which the Plaintiff would be entitled should it prevail in the action.

         In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SIS Capital Corp., a wholly owned subsidiary of the Company, and purportedly served Technology Acquisitions Ltd. ("TAL"), a wholly owned subsidiary of the Company, in a case commenced against Arc Networks, Inc. ("ARC") in the Supreme Court of the State of New York, County of New York, entitled, MITEL COMMUNICATIONS SOLUTIONS, INC. V. ARC NETWORKS, INC. ET AL., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Pursuant to the Amended Complaint, Mitel seeks to recover the sum of $1.7 million, allegedly pre-paid to ARC when Mitel engaged ARC as a subcontractor on a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL, on a variety of legal and equitable theories. The Company responded by denying all of the relevant allegations set forth in the Amended Complaint and it is the Company's position that it is in no way responsible for any liability ARC may or may not have to the plaintiff under the facts as alleged by the plaintiff. The Company is contesting this case vigorously. The Company ahs been advised that, on December 1, 1999, ARC and Mitel entered into a Settlement Agreement pursuant to which, among other things, ARC agreed to perform certain work for Mitel and make a certain escrow payment. Since the date of the Settlement Agreement, no further proceedings have been taken in the litigation. ARC has not made the required escrow payment; however, it continues to perform all work requested by Mitel under the terms of the Settlement Agreement. As of this date, the Company is advised that the balance due from ARC to Mitel has been reduced to less than $300,000 and ARC is currently engaging in work for Mitel to further reduce and eventually eliminate the alleged obligation underlying the litigation. To the extent ARC satisfies the terms of the Settlement Agreement in full, it is anticipated that the Company will be released from the litigation. However, there can be no assurance that ARC will fully discharge the terms of the Settlement Agreement.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER     DESCRIPTION

(2), (10)          Form of Transition Agreement among the Registrant, Frank
                   DeLape, Richard Young and Edward D. Bright, individually and on behalf of certain shareholders of the Registrant.

(10) Form of Letter Agreement by and between The Sagemark Companies, Ltd. and Sagemark Management.

(10) Form of Promissory Note by and between Gemini VII, Inc. and the Sagemark Companies, Ltd.

(10) Form of Stock Purchase Agreement by and between Gemini VII, Inc. and the Sagemark Companies, Ltd.

(10) Form of Guaranty executed by Frank DeLape and Richard Young to be dated November 20, 2000.

(21)               Subsidiaries of the Registrant.

(27)               Financial Data Schedule1


-----------
(1) Filed in electronic format only.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personnel on behalf of the Registrant by the undersigned and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                DATE

/s/ FRANK DELAPE         Chief Executive Officer              November 17, 2000
-------------------      (Principal Executive Officer
Frank DeLape             and Director)

/s/ RICHARD YOUNG        President and Chief Operating        November 17, 2000
-------------------      Officer
Richard Young            (Principal Financial and
                         Accounting Officer)