Form 10-K
period 2000-12-31
SAGEMARK COMPANIES LTD
filed 2001-04-05
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from        to        .
                               ------    -------

                          Commission file Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
           (Name of small business issuer as specified in its charter)

               New York                               13-1948169
    (State or other jurisdiction of      (IRS Employer Identification Number)
    incorporation or organization)

      1285 Avenue of the Americas,
        35th Floor, New York, NY                               10019
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (212) 554-4219

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $877,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 16, 2001 was approximately $1.5 million computed on the basis of the reported closing price per share on said date ($1.125) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2001, the Registrant has 1,584,247 shares of its par value $0.01 Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING WITHOUT LIMITATION THE STATEMENTS UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE, OR MAY BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").

WITHOUT LIMITING THE FOREGOING, (I) THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS AND (II) FORWARD-LOOKING STATEMENTS INCLUDE ANY STATEMENTS WITH RESPECT TO THE POSSIBLE FUTURE RESULTS OF THE REGISTRANT, INCLUDING ANY PROJECTIONS OR DESCRIPTIONS OF ANTICIPATED REVENUE ENHANCEMENTS OR COST SAVINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: POTENTIAL SUBJECTION TO THE INVESTMENT COMPANY ACT, THE COMPANY'S HISTORY OF LOSSES AND CASH FLOW DEFICITS, THE LIMITED MARKET FOR OUR COMMON STOCK, RESTRICTIONS ON THE TRADING IN OUR SECURITIES DUE TO APPLICABLE PENNY STOCK REGULATIONS, THE NEED FOR SIGNIFICANT FINANCING IN ORDER TO FACILITATE THE ACQUISITION OR ESTABLISHMENT OF ANY POTENTIAL OPERATING BUSINESS SEGMENTS, THE DEPENDENCE OF ANY FUTURE BUSINESS OPERATIONS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OUR ABILITY TO INTEGRATE NEW OFFICERS AND KEY PERSONNEL, THE LACK OF DIVIDEND PAYMENTS ON OUR COMMON STOCK, LIMITED LIABILITY OF OUR OFFICERS AND DIRECTORS TO OUR SHAREHOLDERS, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

Item 1. Description of Business.

Nature of Operations

Organization of the Company

The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), (formerly Consolidated Technology Group Ltd., formerly Sequential Information Systems, Inc.) is a New York corporation organized in 1961. The Company is a publicly owned holding company which had controlling interests, (either directly or indirectly through its wholly owned subsidiary, SIS Capital Corp. ("SISC")), in consolidated subsidiaries operating in various business segments throughout the United States. During the time period from 1997 through 1999, the Company discontinued all of the operating activities of all such subsidiaries.

Letter of Intent to Acquire Premier P.E.T. Imaging International, Inc. and
--------------------------------------------------------------------------
Premier Cyclotron International Corp.
-------------------------------------

On March 28, 2001 the Company entered into a Letter of Intent which sets forth the principal terms and conditions of a proposed acquisition of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") by the Company. Premier is owned by Dr. Stephen A. Schulman, Dr. Robert McFarland, Tara Capital, Inc. ("Tara Capital") and Robert L. Blessey (the "Selling Stockholders"). Theodore B. Shapiro, the Company's Chief Executive Officer, President and Director, owns 10% of Tara Capital and the remaining 90% is owned by his relatives. Premier was formed to engage in the ownership and operation of outpatient diagnostic imaging centers (the "PET Centers") throughout the United States utilizing positron emission tomography scanning equipment ("PET Scanning Equipment"). PCI, also owned by the Selling Stockholders, was formed to own and operate equipment which manufactures flouro-deoxy-glucose and other radioisotopes utilized in the diagnostic imaging procedures performed by the PET Scanning Equipment.

The Letter of Intent does not contain all of the terms and conditions to be negotiated and agreed upon between the parties but is, to the extent provided in the Letter of Intent, binding upon the parties who have agreed to enter into a Stock Purchase Agreement, pursuant to which the Company will purchase from the Selling Stockholders all of the shares of the capital stock of Premier and PCI owned by each of them in exchange for shares of the Company's Common Stock.

The Letter of Intent provides that the Company will issue 6,000 shares of its Common Stock upon and subject to the consummation of the proposed acquisition. Additionally, if, and to the extent each of the first six PET Centers achieves positive earnings, calculated before the deduction of interest expense, income taxes, depreciation and amortization ("EBITDA"), at any time during the first eighteen months of their operations, the Company will issue to the Selling Stockholders an aggregate of 250,000 shares of its Common Stock for each of such Centers. The shares of Common Stock issued by the Company will have certain registration rights and in the event that either the Centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of the proposed acquisition, the Company will have the right to repurchase from the Selling Stockholders all shares of the Company's Common Stock shares owned by them for a purchase price of One Dollar ($1.00).

In addition upon the consummation of the proposed acquisition, the Company will provide working capital to Premier in the amount of $1,000,000, the proceeds of which will be used to establish and operate the PET Centers. To the extent required, the Company will guarantee Premier's obligations under any leasing or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same.

Consummation of the proposed acquisition is subject to certain conditions among which are due diligence by the Company, financing commitment and fairness opinion. There is no assurance that the acquisition will be consummated or if so, on what terms.

Operations of the Company During the Year 2000
----------------------------------------------

During 2000 Sagemark operated as a financial services company and through Sagemark Capital LP ("Sagemark Capital"), a partnership in which Sagemark holds a 61.5% limited partnership interest, made investments and loans to companies engaged in e-commerce, telecommunications, and human resources outsourcing. Sagemark Capital operates as a Small Business Investment Company ("SBIC") pursuant to a license awarded to it by the Small Business Administration ("SBA") on May 23, 2000.

In addition to its investments made through Sagemark Capital, in 1999 and 2000 Sagemark made non-controlling, direct investments and loans to two privately held e-commerce companies, Gavelnet.com, Inc. ("Gavelnet") and JewlersEdge.com, Inc. ("JewlersEdge").

On November 20, 2000, the Company entered into a Transition Agreement that effectuated a change of management. Simultaneously with the execution of such agreement, Sagemark entered into a Purchase Agreement whereby it sold all of its equity interest in Gavelnet and JewelersEdge to a company owned by members of the former management team.

Change of Management
--------------------

On November 20, 2000, the Company, Frank DeLape and Richard Young entered into a transition agreement (the "Transition Agreement") with Edward D. Bright, acting on his own behalf and on behalf of certain shareholders of the Company. The Transition Agreement was consummated in order to effectuate an agreed upon change of management and provide for, among other things, the termination of the existing employment and stock option agreements between the Company and Frank DeLape and Richard Young and the resignation of Frank DeLape, Richard Young and Steve Jones as officers and directors of the Company and all of its subsidiaries.

Edward D. Bright and Theodore B. Shapiro were appointed to the Company's Board of Directors pursuant to the terms of the Transition Agreement to fill the vacancies created by the resignations of Frank DeLape, Richard Young and Steve Jones. On March 7, 2001, the Board of Directors appointed Theodore B. Shapiro as President and Chief Executive Officer and Edward D. Bright as Chairman of the Board. On March 4, 2001, the Company entered into a letter agreement to employ George W. Mahoney as its Chief Financial Officer.

As a result of the above, on December 31, 2000, the Company had two employees and as of March 16, 2001, three employees.

RISK FACTORS

PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, IN EVALUATING THE COMPANY AND ITS BUSINESS BEFORE PURCHASING ITS SECURITIES. IN PARTICULAR, PROSPECTIVE INVESTORS SHOULD NOTE THAT THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH STATEMENTS. SEE "DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS." THE FACTORS LISTED HEREIN REPRESENT CERTAIN IMPORTANT FACTORS THE COMPANY BELIEVES COULD CAUSE SUCH RESULTS TO DIFFER. THESE FACTORS ARE NOT INTENDED TO REPRESENT A COMPLETE LIST OF THE GENERAL OR SPECIFIC RISKS THAT MAY AFFECT THE COMPANY. IT SHOULD BE RECOGNIZED THAT OTHER RISKS MAY BE SIGNIFICANT, PRESENTLY OR IN THE FUTURE, AND THE RISKS SET FORTH BELOW MAY AFFECT THE COMPANY TO A GREATER EXTENT THAN INDICATED. BUSINESS AND OTHER RISKS DESCRIBED HEREIN ARE APPLICABLE TO BOTH SAGEMARK AND ITS SUBSIDIARIES.

The Company May Be Subject to the Investment Company Act
--------------------------------------------------------

Until such time, if ever, that the proposed acquisition of Premier and PCI is consummated, or until such time as the Company acquires or organizes another operating entity, it will have no operating entity. In the absence of an applicable exemption or administrative relief, the Company might be required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"), because more than 40% of the value of its assets exclusive of government securities, cash and temporary investments would be deemed invested in securities of companies which are not majority owned subsidiaries of the Company. The Company would then be subject to the restrictions and limitations imposed by the 1940 Act on the activities of registered investment companies, which could have a material adverse affect on the Company.

The Company Has a History of Losses and Cash Flow Deficits
----------------------------------------------------------

For the two years ended December 31, 2000, revenues have been nominal, losses from continuing operations were $2.437 million and cash used in continuing operations were $4.164 million. The Company expects to incur additional losses during the time period in which it is reviewing potential opportunities to establish or acquire a controlling interest in an operating business segment and it cannot be assured of when, if ever, it will establish or acquire such an operating business. The Company also cannot be assured that in the event an operating business segment is established or acquired, that such operating business, if established or acquired will reverse the current trends of negative cash flow and operating losses.

The Company Lacks Control Over the Operations and Decisions of Sagemark Capital
-------------------------------------------------------------------------------

The Company owns a 61.5% limited partnership interest in Sagemark Capital whose operations are controlled by its general partner, Sagemark Management, LLC ("Sagemark Management"). During 2000, the Company's share of Sagemark Capital's loss was $620,000 which included $506,000 of investment losses from Sagemark Capital's investment write-downs in several of its portfolio companies. As of December 31, 2000, Sagemark Capital had $7.5 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. As a 61.5% limited partner, to the extent that Sagemark Capital incurs future losses, the Company's share of such losses may be significant and therefore have a significant adverse impact on the Company.

There is a Limited Market for the Company's Common Stock
--------------------------------------------------------

Currently, the Company's Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the- Counter Bulletin Board (the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities which are owned by them.

Trading in the Company's Securities May Be Restricted Due to Compliance with
----------------------------------------------------------------------------
Applicable Penny Stock Regulations
----------------------------------

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules and regulations adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. These rules also impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers or institutional accredited investors. For transactions covered by this rule, broker-dealers must also make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to a sale. Consequently, the application of this rule to the trading of the Company's Common Stock may affect the ability or willingness of broker-dealers to sell the Company's securities and adversely affect market liquidity for such securities.

The Company May Require Significant Financing to Facilitate the Acquisition or
------------------------------------------------------------------------------
Establishment of Any Potential Operating Business Segments
----------------------------------------------------------

The Company is currently reviewing potential opportunities to establish or acquire a controlling interest in an operating business segment. The Company has limited operating capital and the inability of the Company to obtain a significant financing may adversely affect its plans to establish or acquire an operating business segment.

Any Future Business Operations Will Depend on the Services of the Company's
---------------------------------------------------------------------------
Executive Officers and Key Personnel and the Company's Ability to Integrate New
-------------------------------------------------------------------------------
Officers and Key Personnel
--------------------------

The Company's future success will depend, to a significant extent, on the continued services of its executive officers and key personnel. The loss of the services of Edward D. Bright, Chairman of the Board, Theodore B. Shapiro, Chief Executive Officer, President and Director, or George W. Mahoney, Chief Financial Officer, could have a material adverse effect on the potential acquisition or establishment of an operating business segment. Both Theodore B. Shapiro and Edward D. Bright have been appointed as officers of the Company on a month-to-month basis and the Company's agreement with George W. Mahoney may be terminated by him as early as September of 2001 in the event that the Company does not acquire or otherwise establish an operating business. The loss of services of any of these individuals or the inability to attract or retain other key employees or to otherwise create and maintain an effective team of senior managers for any potential operating business will have a material adverse effect on the Company's business.

The Proposed Acquisition of Premier and PCI May Result in Significant Dilution
------------------------------------------------------------------------------
of the Company's Existing Common Stockholders Ownership Interests
-----------------------------------------------------------------

As more fully described in Part I, Item. 1. "Business Description", on March 26, 2001, the Company entered into a Letter of Intent to Acquire Premier and PCI. If the acquisition as proposed in the Letter of Intent is consummated and certain criteria as defined in the Letter of Intent are achieved, there will be significant dilution of the Company's existing Common Stockholders ownership interest.

The Company Does Not Intend to Pay Any Dividends on the Company's Common Stock
------------------------------------------------------------------------------
in the Foreseeable Future
-------------------------

The Company currently intends to retain all future earnings, if any, to finance the Company's current and proposed business activities and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. As described elsewhere in this Form 10-KSB, the holders of the Company's Preferred Stock have rights senior to the holders of the Company's Common Stock with respect to any dividends. The Company may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on its Common Stock.

The Liability of the Company's Officers and Directors to the Company and Its
----------------------------------------------------------------------------
Shareholders is Limited
-----------------------

The applicable provisions of the New York Business Corporation Law (the "BCL") and our Certificate of Incorporation limit the liability of the Company's officers and directors to the Company and its shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the BCL and of the Company's Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. As a result of these provisions, shareholders may be unable to recover damages against the Company's officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter the Company's shareholders from suing its officers or directors even though such actions, if successful, might otherwise benefit the Company and its shareholders.

Item 2.  Properties

Since November 20, 2000, the Company's executive offices have been located in New York, NY, which it leases on a month-to-month basis for $500 per month. From April 20, 1999 until November 20, 2000, the Company's executive offices were in Houston, TX, which the Company leased from Benchmark Equity Group ("Benchmark"), a private company owned by Frank DeLape, for $1,200 per month. Rental expense for 2000 and 1999 was $17,000 and $52,000, respectively.

Item 3.  Legal Proceedings

Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following. Due to uncertainties in the legal process, it is at least reasonably possible that management's opinion of the outcome of the following contingent liabilities will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company and its subsidiary as a result of such legal proceedings.

On or about December 14, 1999, an action styled Expert Radiology Network v. Comprehensive Medical Imaging, Inc.; International Magnetic Imaging, Inc., George Mahoney; and Joe Does 1 through 100 was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. CL99-11947AD. The action seeks damages against International Magnetic Imaging, Inc. ("IMI"), an inactive and discontinued subsidiary of the Company, in excess of $15,000 for alleged breaches of a contract and for allegedly fraudulently inducing Expert Radiology Network ("ERN") to enter into said contract, under which ERN was to read and interpret diagnostic imaging scans performed at certain magnetic resonance imaging centers previously owned by IMI. The action also seeks an accounting of amounts due and owing to ERN under the contract. The contract was assigned to Comprehensive Medical Imaging, Inc. ("CMI"), in March 1998 in connection with the sale of IMI's assets to CMI. The third named Defendant, George Mahoney, is a former Chief Financial Officer of IMI and the current Chief Financial of the Company. IMI has answered the complaint, denying any liability and raising various affirmative defenses. It is contesting the case vigorously. At this stage of the proceedings, it is not possible to evaluate the outcome of the action, nor to reasonably estimate the amount of any judgment, if any, that might be entered against IMI.

On or about July 6, 1998, an action styled Ronald Feldstein v. Consolidated Technology Group, Inc., a Florida corporation was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. 98-5943-AG. The action sought damages in excess of $15,000 for an alleged breach by Consolidated Technology Group, Ltd. (the Company's prior name) of an alleged consulting agreement under which the Company allegedly promised to deliver to the Plaintiff, Ronald Feldstein, 250,000 options to purchase stock of International Magnetic Imaging, Inc. at $3.50 per share, and 200,000 share of the stock of Trans Global Services, Inc. ("Trans Global"). It is alleged the shares of Trans Global stock were to have been delivered by April 18, 1997. The Company answered the Plaintiff's complaint denying liability and asserting various defenses. The Company also propounded discovery requests, which were not answered by the Plaintiff. The Court ordered the Plaintiff to respond to the discovery requests, but the Plaintiff did not comply with the Court's order and on March 12, 2001, the Court dismissed the action without prejudice.

In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served Technology Acquisitions Ltd. ("TAL"), a significant shareholder in the company's Common Stock, in a case commenced against Arc, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel seeks to recover the sum of $1.7 million, allegedly pre-paid to Arc when Mitel engaged Arc as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel seeks to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company has responded by denying all of the relevant allegations set forth in the amended complaint and it is the Company's position that it is in no way responsible for any liability Arc may or may not have to the plaintiff under the facts as alleged by the plaintiff. The Company is contesting this case vigorously. The Company has been advised that on December 1, 1999, Arc and Mitel entered into a settlement agreement pursuant to which, among other things, Arc agreed to perform certain work for Mitel and make a certain escrow payment. The Company has been advised that Arc has not made the required escrow payment; however, it continues to perform all work requested by Mitel under the terms of the Settlement Agreement. As of this date, the Company is advised that the balance due from Arc to Mitel has been reduced to less than $300,000 and Arc is currently engaging in work for Mitel to further reduce and eventually eliminate the alleged obligation underlying the litigation. To the extent Arc satisfies the terms of the settlement agreement in full, it is anticipated that the Company will be released from the litigation. However, there can be no assurance that Arc will fully discharge the terms of the settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol "SKCO". The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our Common Stock as reported by the OTC Bulletin Board Trading and market services. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                            Bid Prices
                            -----------
Quarter ended               High    Low
March 31, 2000              $5.25   $2.75
June 30, 2000               $5.75   $2.88
September 30, 2000          $3.84   $2.13
December 31, 2000           $3.00   $0.88

March 31, 1999              $6.60   $2.70
June 30, 1999               $5.18   $3.30
September 30, 1999          $4.50   $3.90
December 31, 1999           $3.56   $1.50

As of March 16, 2001, there were approximately 18,193 holders of record of the Company's common stock. The Company has not paid dividends on common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions.

Preferred Stock - As of December 31, 2000, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISK AND UNCERTAINTY. ALTHOUGH MANAGEMENT BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT ITS EXPECTATIONS WILL BE ACHIEVED.

THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") INCLUDE, WITHOUT LIMITATION: POTENTIAL SUBJECTION TO THE INVESTMENT COMPANY ACT, THE COMPANY'S HISTORY OF LOSSES AND CASH FLOW DEFICITS, THE LIMITED MARKET FOR OUR COMMON STOCK, RESTRICTIONS ON THE TRADING IN OUR SECURITIES DUE TO APPLICABLE PENNY STOCK REGULATIONS, THE NEED FOR SIGNIFICANT FINANCING IN ORDER TO FACILITATE THE ACQUISITION OR ESTABLISHMENT OF ANY POTENTIAL OPERATING BUSINESS SEGMENTS, THE DEPENDENCE OF ANY FUTURE BUSINESS OPERATIONS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OUR ABILITY TO INTEGRATE NEW OFFICERS AND KEY PERSONNEL, THE LACK OF DIVIDEND PAYMENTS ON OUR COMMON STOCK, LIMITED LIABILITY OF OUR OFFICERS AND DIRECTORS TO OUR SHAREHOLDERS, THE RISKS RELATING TO LEGAL PROCEEDINGS AS WELL AS OTHER RISKS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

Working Capital:

As of December 31, 2000, the Company's working capital assets include cash of $2.907 million and current marketable securities of $3,000 and as of such date, the Company has $2.638 million of working capital available for use in its business, representing a decrease of $4.64 million.

Uses of working capital during 2000 included $4.030 million of capital contributions to Sagemark Capital L.P., $253,000 loaned to JewlersEdge, $757,000 paid for salaries and related expenses, $485,000 paid for professional fees, $140,000 paid for consulting fees, $120,000 paid to Richard Young pursuant to the Transition Agreement, $313,000 paid for general and administrative expenses, $49,000 paid for Federal and state taxes and $12,000 paid for interest.

Contingent Obligations:

As described more fully in Part I, Item 1, "Description of Business", on March 28, 2001, the Company entered into a Letter of Intent to Acquire Premier and PCI. Upon the consummation of the proposed acquisition, the Company will provide working capital to Premier in the amount of $1,000,000, the proceeds of which will be used to establish and operate the PET Centers. To the extent required, the Company will guarantee Premier's obligations under any leasing or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same. As part of the foregoing commitment, the Company will pay any commitment or similar fee to any entity which provides a financing commitment to Premier in connection with Premier's purchase of the first PET Scanning Equipment for its first

PET Center at any time after the date of the Letter of Intent that such fee becomes due and payable. If Premier does not execute the necessary agreements to consummate the proposed acquisition for any reason other than the terms of such agreements not being consistent with the provisions of the Letter of Intent, Premier will repay to the Company any such commitment or similar fee that may have been paid or advanced by the Company. If the Company does not execute the necessary agreements to consummate the proposed acquisition for any reason other than the terms of such agreements not being consistent with the provisions of this Letter of Intent, the Company will forfeit, as liquidated damages, its right to require Premier to repay any such commitment or similar fee that may have been paid or advanced by the Company.

Trans Global Services, Inc. ("Trans Global"), a former subsidiary of the Company, was the holder of a $1.2 million promissory note issued by Arc. The Company guaranteed the outstanding indebtedness of Arc to Trans Global. In addition, during 1998, the Company guaranteed $550,000 of indebtedness that Arc had outstanding under a promissory note to Batei Sefer Limlacha. On September 6, 2000, InfoHighway paid, on behalf of Arc, all outstanding indebtedness of Arc to Trans Global and Batei Sefer Limlacha. Effective upon such payments by InfoHighway, the Company's aforementioned guaranties were canceled and are no longer in force or effect.

Results of Operations
---------------------

Revenue:

The Company earned management fees of $477,000 in 2000 pursuant to a reimbursement agreement with Sagemark Management that was in effect from January 1, 2000 through November 20, 2000 on which date the agreement was terminated pursuant to the Transition Agreement. During 2000, loan interest from related parties included $287,000 earned on the Arc loan and $27,000 earned on the JewelersEdge loan and related party loan financing fees included $75,000 from the Arc loan and $10,000 from the JewlersEdge loan. For 1999, all $170,000 of the related party loan interest and $27,000 of related party loan financing fees were earned on the Arc loan. The other loan interest of $2,000 and $14,000 for 2000 and 1999, respectively, and the 1999 other loan financing fees of $15,000 were all earned on the William Baquet loan. Currently, the Company does not anticipate generating any significant revenues until such time, if ever, that an operating business is established or acquired.

Operating Expenses:

Salaries, Payroll Taxes and Fringe Benefits:

Salaries, payroll taxes and fringe benefits of $753,000 for 2000 and $693,000 for 1999 are related to officers and other employees who resigned as of or prior to November 20, 2000. For 2000, the remaining $32,000 represents the salaries and benefits of the current officers of the Company for the period from November 20, 2000 through December 31, 2000 plus a year end accrual for interim financial executives. As of the date of this report, the Company has three employees with current aggregate annual base salaries of $220,000 subject to contingent increases in the event the Company consummates an acquisition of an operating business segment which would increase the aggregate annual base salaries to $390,000. In addition, the current executives of the Company are currently entitled to annual benefits aggregating $43,000.

Related Party Bad Debt Expense:

Related party bad debt expense of $700,000 for 2000 reflects a 100% provision applied to notes receivable due from JewelersEdge and Joseph Sicinski.

JewelersEdge - In March 2000, the Company loaned JewelersEdge $250,000 pursuant to a note bearing interest at 13% per annum with principal due thirteen months from the date of execution. In June 2000, the Company advanced JewelersEdge $3,000 through a convertible note receivable. Mr. Frank DeLape is the beneficial owner of 24.3% of the common stock of JewelersEdge, and is a director of JewelersEdge. During 2000 the Company earned $26,000 of interest income and $10,000 of financing fees on the JewelersEdge note. As of December 31, 2000, the outstanding principal and accrued interest owed on the JewlersEdge note receivable aggregated $280,000. On February 14, 2001, the Company received notification from JewlersEdge that, among other things, it had discontinued its operations. As a result, effective December 31, 2000, the Company recorded a reserve for $280,000, representing all amounts owed to the Company by JewelersEdge.

Joseph Sicinski - In 1997, SISC sold 258,333 common shares of Trans Global to Joseph Sicinski, the president of Trans Global, for $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. Payment by Joseph Sicinski for such shares is evidenced by his $420,000, non-interest bearing, promissory note due in 2002 (the "Sicinski Note"). Pursuant to the terms of the Sicinski Note, the Company's only recourse against Sicinksi is the underlying shares which he purchased. Based on the significant decrease in the value of the underlying Trans Global shares, the Company recorded a reserve of 420,000 against the Sicinski Note on December 31, 2000.

Professional Fees:

Professional fees for 2000 were $498,000 including $173,000 for the change of control and management matters, $167,000 for litigation and general legal matters, $108,000 for lending and investing activities and $50,000 in accounting fees. Professional fees for 1999 were $919,000 and consisted of legal fees of $774,000 and accounting fees of $145,000. The legal fees in 1999 included $306,000 for the disposal of Arc Networks, Trans Global and Netsmart, $166,000 for litigation settlements and the remaining $302,000 for general legal matters, including proxy and change of control issues.

Other General and Administrative Expenses:

Comparing 2000 and 1999, other general and administrative expenses decreased $230,000 from $554,000 for 1999 to $324,000 for 2000. Significant costs incurred in 1999 that were not incurred in 2000 includes $65,000 for the 1999 annual shareholder meeting and related proxy, $40,000 of rent for office space that was closed in 1999, $43,000 in non-recurring printing costs for a litigation project and $21,000 of business development costs related to the formation of Sagemark Capital, L.P.

Executive Contract Termination Expense:

Executive contract termination expense for 2000 of $171,000 relates to the November 20, 2000 Transition Agreement, which, among other things, provides for the termination of the existing employment and stock option agreements between the Company and Frank DeLape and Richard Young, the issuance to Frank DeLape of 24,000 shares of the Company's common stock (valued at $51,000) in consideration of the return and cancellation of certain stock options previously issued to Frank DeLape by the Company, the payment to Richard Young of $60,000 of severance compensation and $60,000 as compensation for consulting services to be provided during the first 90 days after the execution of the Transition Agreement.

Executive contract termination expense for 1999 was $108,000 of which $60,000 was paid to Seymour Richter pursuant to a consulting agreement he entered into with the Company upon his April 20, 1999 resignation as the Company's President and Chief Executive Officer and $48,000 paid to George W. Mahoney upon his resignation in May of 1999 as Chief Financial Officer. As noted elsewhere within this report, George W. Mahoney was reappointed as Chief Financial Officer in March of 2001.

Consulting Fees:

Consulting fees for 2000 represents $140,000 paid to various consultants for evaluating potential acquisitions and other investment advisory services. Consulting fees for 1999 represents $18,000 paid to a consultant in connection with the closing of the Company's New York offices.

Settlement Costs:

During 1999, the Company incurred $38,000 of expense to settle claims relating to former subsidiaries.

Non Operating Income and Expense:

Gain (Loss) on Sale of Marketable Securities, Related Parties:

During 2000 the Company recognized a loss of $125,000 on the sale of Trans Global common shares and during 1999 recognized a gain of $2,624,000 on the sale of Netsmart common shares.

Gain on Sale of Marketable Securities, Other:

During 2000, the Company recognized a gain of $118,000 on the sale of I-Link common shares and in 1999 recognized a gain of $168,000 from the sale of US Treasury Bills and $4,000 from the sale of commercial paper.

Gain on Sale of Related Party Non Marketable Securities:

During 1999, the Company received warrants to purchase common stock of InfoHighway, Arc's parent, in consideration for the Company extending the repayment date of the Arc note. Such warrants were sold to InfoHighway in September 2000 for $369,000 representing the 2000 gain on sale of related party non marketable securities.

Loss from Permanently Impaired Investments:

On September 7, 1999, the Company acquired 100,000 shares of 12% convertible preferred stock of Gavelnet (the "Gavelnet Shares") for $950,000. Concurrent with the Company's investment in Gavelnet, TAL invested $1 million under substantially the same terms. Prior to the Company's investment in Gavelnet, certain affiliates and related parties of Benchmark acquired approximately 4.1 million common shares, on a fully diluted basis, of Gavelnet for financial investment and other services that enabled Gavelnet to satisfy certain criteria in validating its business model. Benchmark is a privately held company wholly owned by Frank DeLape, Sagemark's Chief Executive Officer and Chairman of the Board from April 20, 1999 until November 20, 2000, which also owns 100% of TAL's voting stock. In September 2000, the Company recorded a permanent investment write-off of its $950,000 investment as a result of its review of the realizable value of the Gavelnet Shares.

Interest Income, Investments:

During 2000 and 1999, the Company earned $53,000 and $60,000, respectively, of interest income on bank deposits.

Loss on Disposal of Fixed Assets:

As a part to the change in control and management of the Company, all furniture and fixtures of the Company as of November 20, 2000 were transferred to Sagemark Management. The net book value of the furniture and fixtures on November 20, 2000 was $71,000. In connection with the transfer of such assets, Sagemark Management assumed all of the Company's capital lease obligations having a net present value of $3,000 and as a result of the above, the Company recorded a loss on disposal of fixed assets of $68,000.

Value of Marketable Securities Issued to a Related Party to Extend Debt
Guarantees:

Trans Global was the holder of a $1.2 million promissory note issued by Arc. The Company guaranteed the outstanding indebtedness of Arc to Trans Global. On September 6, 2000, InfoHighway paid, on behalf of Arc, all outstanding indebtedness of Arc to Trans Global. Effective upon such payments by InfoHighway, the Company's aforementioned guaranties were canceled and are no longer in force or effect. Prior to InfoHighway's payment of Arc's obligation to Trans Global, the Company transferred to Trans Global, in consideration of Trans Global's extension of the maturity date of the Arc indebtedness guaranteed by the Company, 50,000 shares of Trans Global common shares owned by it having a value of $56,000.

Interest Expense:

The Company incurred interest expense of $4,000 and $5,000 for 2000 and 1999, respectively, on a capitalized equipment lease obligation which effective November 20, 2000, was assumed by Sagemark Management.

Other Income:

The other income recognized in 2000 and 1999 of $48,000 and $3,000, respectively, reflects the write-off of obligations that existed prior to 1998 that the Company does not believe it will be required to pay.

Minority Interest in Income of Subsidiaries:

In 1999 the minority portion of Trans Global's income prior to the disposal of Trans Global in the first quarter of 1999 was $296,000.

Share of Income of Unconsolidated Affiliate:

Sagemark Capital - Pursuant to the terms of the limited partnership agreement dated November 30, 1999, between the Company and Sagemark Management, (the "Sagemark Capital Partnership Agreement"), the Company is committed to make $4,920,000 in capital contributions to Sagemark Capital. As of December 31, 2000, the Company has paid on such commitments $4,587,000 (of which $1,577,000 represents the fair value of marketable securities transferred to Sagemark Capital, $557,000 represents expenses paid on behalf of Sagemark Capital in 1999 and $2,453,000 represents cash payments made during 2000), leaving a subscription payable balance of $333,000.

As a part of the transactions relating to the Transition Agreement, the Company entered into an agreement with Sagemark Management on November 20, 2000 (the "General Partner Letter Agreement") whereby Sagemark Management in its capacity as general partner of Sagemark Capital, agreed not to seek to have the Company contribute the $333,000 balance of its $4,920,000 capital contribution commitment until the following conditions occur: (i) All other limited partners of Sagemark Capital must fund the same percentage of their total capital contribution commitment as the Company has funded; (ii) Sagemark Capital must have drawn down or otherwise received all funds to which the SBA determines it is entitled based upon Sagemark Capital's total capital contributions, calculated after condition (i) above has been met; and, (iii) all capital contributions and investment funds referred to in (i) and (ii) above must be fully invested by Sagemark Capital. The General Partner Letter Agreement also precludes Sagemark Management from offsetting any amounts owed by the Company to Sagemark Capital against the Company's capital account and requires Sagemark Management, upon written request, to appoint Theodore B. Shapiro to the advisory board of Sagemark Capital.

The Company will continue to own its limited partnership interest in Sagemark Capital (61.5% as of December 31, 2000), and Sagemark Capital will continue to be managed by Sagemark Management; but, by virtue of the resignation of Frank DeLape and Richard Young as officers and directors of the Company, the Company will have a limited say in the day to day operations of Sagemark Capital, requiring the Company to report Sagemark Capital as an unconsolidated affiliate using the equity method. The Company's share of Sagemark Capital's loss for 2000 was $620,000.

Netsmart Technologies, Inc.- As of January 1, 1999, the Company had an investment in Netsmart Technologies, Inc. ("Netsmart") that was accounted for using the equity method. On March 25, 1999, the Company reduced its ownership in Netsmart to approximately 10% at which point the investment in Netsmart no longer qualified for treatment as an equity method investment and was converted to a marketable security. During the period from January 1, 1999 through March 25, 1999, the Company's equity method share of Netsmart's income was $113,000.

Income Tax Expense:

The Company's income tax expense for 2000 represents $3,000 of state taxes and for 1999 includes federal taxes of $17,000 and state taxes of $8,000. The Company had net operating loss carryforwards of approximately $44.7 million as of December 31,2000, which expire during the years from 2001 through 2020.

Discontinued Operations:

The Company's income (loss) from operations of discontinued segments and the gain on disposal of segments are presented in the following table.

Year Ended December 31, 1999
----------------------------
Income from operations of discontinued segments:
  Trans Global                                       $  499,000
  Intercompany transactions                             139,000
                                                     ----------
                                                     $  638,000
                                                     ==========
Gain on disposal of segments:
  Trans Global                                       $  759,000
  Arc                                                 7,365,000
  3D Holdings Intl., Inc.                               481,000
  IMI                                                   156,000
  Income taxes                                          (31,000)
                                                     ----------
                                                     $8,730,000
                                                     ==========

Net Income or Loss:

As a result of the foregoing, the Company's net income (loss) for 2000 and 1999 was ($2.979 million) and $9.91 million, respectively and earnings (loss) per share was ($1.91) and $6.32, respectively.

Item 7.  Financial Statements and Supplementary Data

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance With Section 16(a) of the Exchange Act

Officers are elected by, and serve at the pleasure of, the Board of Directors. Set forth below is information concerning the directors and executive officers of the registrant as of December 31, 2000.

Name                    Age     Position with the Company
----                    ---     -------------------------
Theodore B. Shapiro     65      Chief Executive Officer, President, and Director
Edward D. Bright        64      Chairman of the Board

On November 20, 2000, Edward D. Bright and Theodore B. Shapiro were appointed to the Company's Board of Directors pursuant to the terms of the Transition Agreement to fill the vacancies created by the resignations of Frank DeLape and Richard Young.

Theodore B. Shapiro has served as the Company's Chief Executive Officer and President since November 20, 2000. From January 6, 1998 until October 25, 2000, Mr. Shapiro was the Chief Executive Officer, President and a Director of Trimol Group, Inc., a public holding company with controlling investments in companies operating in the banking, insurance and hotel industries. From 1992 to 1997, Mr. Shapiro was the Vice-Chairman of the Board of Directors of EMX Corporation ("EMX"), a research and development technology firm.

Edward D. Bright has served as the Company's Chairman of the Board and a Director since November 20, 2000 and previously in such capacity from April 1998 through April 1999. Since April 1998, Mr. Bright has also served as Chairman of the Board and a Director of Netsmart, a public company that is a leader in the design, development, implementation and licensing of management information systems for the behavioral health care industry through its wholly-owned operating subsidiary, Creative Socio-Medics Corp. From January 1996 until April 1998, Mr. Bright was an executive officer of and advisor to Creative Socio-Medics Corp. From June 1994 until January 1996, Mr. Bright was the Chief Executive Officer of Netsmart and for more than two years prior thereto, he was a senior executive officer of Creative Socio-Medics and its former parent. Mr. Bright is also the Chairman of the Board of Trans Global, a public company that provides technical temporary staffing services.

Item 10. Executive Compensation

Summary Compensation Table

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company in excess of $100,000 (on an annualized basis) during 2000 and 1999.

All amounts in the following table are in '000s unless otherwise indicated:

                                                            Long-term Compensation
                                                   --------------------------------------
                                                         Awards             Payouts
                                                   -----------------   ------------------
                            Annual Compensation              Securi-
                           ----------------------            ties
                                          Other    Restri-   Under-             All
                                          Annual   stricted  lying     LTIP     Other
Name and Principal                        Compen-  Stock     Options/  Payouts  Compen-
 Position            Year  Salary  Bonus  sation   Awards    SARs(#)   ($)      sation($)
------------------   ----  ------  -----  -------  ------    --------  -------  ---------
Theodore B. Shapiro,
 Chief Executive
 Officer and
 President since
 November 2000       2000    $ 11     --    $  3(2)    --         --       --         --

Edward D. Bright,
 Chairman of the
 Board since
 November 2000
 and from April      2000    $  6     --    $  1(3)    --         --       --         --
 to April 1999       1999      --     --      --       --          3(9)    --         --

Frank DeLape,
 Chief Executive
 Officer, April
 1999 to             2000    $228     --    $ 12(4)  $ 51(8)      24(8)    --         --
 November 2000       1999    $170     --    $  9(4)    --        400(9)    --         --

Richard Young,
 President and
 Chief Operating
 Officer, April
 1999 to             2000    $121     --    $132(5)    --         --       --         --
 November 2000       1999    $ 92     --    $  7(5)    --        250(9)    --         --

Steve Jones,
 Chief Financial
 Officer, May 2000
 to November 2000    2000    $ 69     --      --       --         --       --         --

George W. Mahoney,
 Chief Financial
 Officer             1999    $ 95     --    $ 48(6)    --         --       --         --

Seymour H. Richter,
 Chief Executive
 Officer and
 President,
 April 1998
 to April 1999       1999    $ 27   $ 40(1) $ 61(7)    --         --       --         --

(1) Mr. Richter received discretionary bonuses in 1999 as approved by the board of directors.

(2) Mr. Shapiro's other annual compensation consisted of auto and insurance allowances.

(3) Mr. Bright's other annual compensation consisted of auto and insurance allowances.

(4) Mr. DeLape's other annual compensation consists of auto and club membership allowances.

(5) Mr. Young's other annual compensation for 2000 includes an auto allowance of $12,000, $60,000 of severance compensation and $60,000 of consulting fees for services to be provided during the first 90 days subsequent to his resignation. Mr. Young's other annual compensation for 1999 consists of an auto allowance.

(6) Mr. Mahoney's other annual compensation for 1999 represents early termination compensation related to a prior employment agreement. On March 7, 2001 Mr. Mahoney was reappointed as the Company's Chief Financial Officer.

(7) Mr. Richter's other annual compensation for 1999 includes $56,000 paid to him pursuant to a consulting agreement for services performed after his resignation, and $5,000 for post employment, medical insurance reimbursements.

(8) Mr. DeLape received 24,000 shares of the Company's common stock (valued at $51,000) in consideration of the return and cancellation of certain stock options previously issued to him by the Company.

(9) Options were awarded on April 20, 1999 under the Company's 1999 Long-term Incentive Plan at an exercise price equal to the fair market value of the Common Stock on the date of grant ($4.20). Mr. DeLape transferred 150,000 of his options to his assignees on October 11, 1999. Pursuant to the Transition Agreement, the options issued to Mr. DeLape and Mr. Young in 1999 were cancelled.

Option/SAR Grants in Last Year

No options or stock appreciation rights were granted to the named executive officers during 2000. On April 13, 2000, 15,000 options previously granted to Matthew Finch, former Secretary of the Company, were transferred to Frank DeLape. Pursuant to the Transition Agreement, the options transferred to Frank DeLape were cancelled.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

The following table sets forth certain information with respect to the unexercised options and stock appreciation rights to purchase shares of the Company's Common Stock held by the named executive officers at December 31, 2000. None of the named executive officers exercised any stock options or stock appreciation rights during 2000.

                                      Number of Securities  Value of Unexercised
                                     Underlying Unexercised    In-the-Money
                                          Options/SARs         Options/SARs
                  Shares                  at Year End(#)       at Year End(#)
                 Acquired    Value    --------------------  --------------------
                   On        Real-    Exercis-  Unexercis-  Exercis-  Unexercis-
Name            Exercise(#)  ized($)    able       able       able       able
-----------     -----------  -------  --------  ----------  --------  ----------
Theodore B.
 Shapiro            --         --        --        --          --        --
Edward D.
 Bright             --         --     8,333(1)     --          --        --

(1) The exercise price on 5,000 of the options is $7.50 and on 3,333 of the options is $4.50. As of December 31, 2000, none of the options are in the money.

Compensation of Directors

Edward D. Bright has served as our Chairman of the Board and a Director since November 2000 and previously in such capacity from April 1998 to April 1999. Mr. Bright is also a Director of Netsmart and Trans Global, both former subsidiaries of the Company. As a non-employee director of Netsmart and Trans Global, Mr. Bright received options granted under Netsmart's and Trans Global's long-term incentive plans. In addition, in 1998, Mr. Bright received an option to purchase 5,000 shares of the Company's common stock at an exercise price of $7.50 per share, the fair market value of the common stock on the date of issuance and in 1999, pursuant to the Company's 1999 Long-term Incentive Plan received an option to purchase 3,333 shares of the Company's common stock at an exercise price of $4.50 per share.

Employment Agreements

On March 7, 2001, the Board of Directors approved and ratified the terms of employment arrangements between the Company and Theodore B. Shapiro and Edward
D. Bright.

The terms of Mr. Shapiro's employment include the appointment of Mr. Shapiro as the Company's President and Chief Executive Officer, on a month-to-month basis, at an annual base salary of $100,000, plus certain fringe benefits and expense allowances. Mr. Shapiro's annual base salary is subject to increase to $200,000 per year at such time as the Company consummates an acquisition of the business of another entity. In addition, Mr. Shapiro was granted a warrant to purchase up to 125,000 shares of the Company 's common stock during a term of five years at an exercise price of $1.125 per share (the "Warrant"), which exercise price reflects the market price of the Company 's common stock on March 7, 2001, the date of grant of the Warrant. Mr. Shapiro was also granted a warrant to purchase up to an additional 150,000 shares of the Company 's common stock during a term of five years at an exercise price of $1.125 per share (the "Incentive Warrant"), which exercise price reflects the market price of the Company 's common stock on March 7, 2001, the date of grant of the Incentive Warrant. The Incentive Warrant cannot, however, be exercised unless and until the Company consummates an acquisition of the business of another entity. The shares of common stock subject to the Warrant and the Incentive Warrant have "piggy-back" and demand registration rights.

The terms of Mr. Bright's employment include the appointment of Mr. Bright as the Company's Chairman of the Board, on a month-to-month basis, at an annual base salary of $50,000, plus certain fringe benefits and expense allowances. Mr. Bright's annual base salary is subject to quarterly review by the Board of Directors. In addition, Mr. Bright was granted a warrant to purchase up to 50,000 shares of the Company 's common stock during a term of five years at an exercise price of $1.125 per share, which exercise price reflects the market price of the Company 's common stock on March 7, 2001, the date of grant of such warrant. The shares of common stock subject to the warrant have "piggy-back" and demand registration rights.

On March 4, 2001, the Company entered into a letter agreement to employ George
W. Mahoney as its Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the letter agreement, it is the intention of the parties to enter into a definitive employment agreement whereby Mr. Mahoney will receive an annual base salary of $140,000. In the event that the Company does not consummate an acquisition of another business by February 28, 2002, the Company may terminate this agreement upon ten days notice to Mr. Mahoney. In the event that the Company does not consummate an acquisition of another business by September 1, 2001 and does not enter into a definitive Employment Agreement with Mr. Mahoney by September 1, 2001, Mr. Mahoney may terminate this letter agreement upon thirty days notice to the Company. In May of 1999, Mr. Mahoney received $48,000 in consideration of the mutually agreed upon termination of his prior employment agreement with the Company.

Effective April 21, 1999, the Company entered into three-year employment agreements with Frank DeLape and Richard Young pursuant to which such individuals were entitled to annual salaries of $250,000 and $135,000, respectively. Pursuant to such agreements, Mr. DeLape served as the Chairman of the Board and Chief Executive Officer of the Company and Mr. Young served as the President and Chief Operating Officer of the Company. The options granted to Messrs. DeLape (400,000 options) and Young (250,000 options) during 1999 were granted pursuant to their employment agreements. On November 20, 2000, the Company and Messrs. DeLape and Young entered into the Transition Agreement. The Transition Agreement was consummated in order to effectuate an agreed upon change of management.

The Transition Agreement provided for, among other things, the termination of the existing employment and stock option agreements between the Company and Frank DeLape and Richard Young, the issuance to Frank DeLape of 24,000 shares of the Company's common stock (valued at $51,000) in consideration of the return and cancellation of certain stock options previously issued to Frank DeLape by the Company, the payment to Richard Young of $60,000 of severance compensation and $60,000 as compensation for consulting services to be provided during the first 90 days after the execution of the Transition Agreement and the resignation of Frank DeLape, Richard Young and Steve Jones as officers and directors of the Company and all of its subsidiaries.

Contemporaneously with Seymour Richter's resignation as an officer and director of the Company in April 1999, Mr. Richter and the Company entered into a consulting agreement for a nine-month period expiring in December 1999. Pursuant to such agreement, Mr. Richter received $56,000 in consulting fees and $5,000 for continued medical benefits.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2000 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of Common Stock that an individual or group has the right to acquire within sixty
(60) days after December 31, 2000 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                             Amount                Percent
                                           and Nature                of
                                               of                  Common
                                           Beneficial              Stock
Name and address of Beneficial Owner          Owner             Outstanding(1)
------------------------------------       ----------           --------------
Officers and Directors:
 Theodore B. Shapiro
 3505 S. Ocean Blvd.
 Highland Beach, FL 33487                       --                     --

 Edward D. Bright
 33 Harbor Drive West
 Blue Point, NY 11715                          579                     (4)
Officer and directors as
 a group (2 persons)                           579                     (4)

Other Beneficial Owners:
 Technology Acq., Ltd.
 700 Gemini Street
 Houston, Texas 77058                      266,667                   16.0%(2)

 Frank DeLape
 700 Gemini Street
 Houston, Texas 77058                      290,667(2)                17.5%(3)

(1) The "Percent of Common Stock Outstanding" is based on the 1,664,343 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(2) Represents 266,667 shares of Common Stock owned by TAL.

(3) Represents 24,000 shares owned by Frank DeLape and 266,667 shares owned by TAL. Mr. DeLape is the chief executive officer of TAL and may have, or be deemed to have, beneficial ownership of such shares.

(4) Less than 1%.

Item 12. Certain Relationships and Related Transactions

In 1997, SISC sold 258,333 common shares of Trans Global to Joseph Sicinski, the president of Trans Global, for $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. Payment by Joseph Sicinski for such shares is evidenced by his $420,000, non-interest bearing, promissory note due in 2002, the Sicinski Note. Pursuant to the terms of the Sicinski Note, the Company's only recourse against Sicinksi is the underlying shares which he purchased. Based on the significant decrease in the value of the underlying Trans Global shares, the Company recorded a reserve of $420,000 on December 31, 2000.

In March 1999, the Company entered into an agreement with TAL, pursuant to which the Company sold its 67% equity interest in Arc Networks to TAL for $850,000. The sale was completed in June 1999.

On April 20, 1999, TAL purchased 266,667 shares, or approximately 16% of the outstanding shares of the Company's Common Stock, from nine shareholders of the Company in a private transaction, for an aggregate purchase price of $2,000,000 or $7.50 per share. Contemporaneously with such purchase, TAL was also granted options to purchase an aggregate of additional 266,660 shares of the Company's Common Stock from six other shareholders of the Company, such options having a term of 13 months and providing for an aggregate exercise price of $2,799,925 or $10.50 per share. Such options expired unexercised.

In April and June 1999, the Company sold an aggregate of 792,624 shares of the common stock of Netsmart owned by it to a group of investors, including certain officers and directors of Netsmart, pursuant to a March 25, 1999 agreement between the Company, Netsmart, and such investors. All of such shares were sold at $2.014 per share. Edward D. Bright purchased 62,500 of such shares on the same terms as the other investors.

The Company and Trans Global entered into an agreement whereby in May 1999, the Company transferred 1,150,000 shares of Trans Global's common stock owned by it to Trans Global and Trans Global transferred all of the Series G 2% Cumulative Redeemable Preferred Stock of the Company that it owned to the Company and cancelled accrued dividends thereon of approximately $140,000 and intercompany debt obligations of approximately $326,000 owed by the Company to Trans Global.

On June 10, 1999 the Company executed an agreement between the Company and Benchmark, (the "Expense Sharing Agreement") whereby the Company agreed to reimburse Benchmark for its allocable portion of certain shared office and administrative support services. Pursuant to the Transition Agreement, the Expense Sharing Agreement was terminated on November 20, 2000. For 2000 and 1999, the Company paid Benchmark $69,000 and $117,000, respectively, pursuant to the agreement and during 1999 the Company paid an additional $29,000 for reimbursement of a portion of the March 1999 and April 1999 salaries that Benchmark had paid to Frank DeLape, Richard Young and Mathew Finch.

During 1999, the Company paid Frank DeLape $11,000 for furniture and leasehold improvements sold by him to the Company.

On September 7, 1999, the Company acquired 100,000 shares of the 12% convertible preferred stock of Gavelnet (the "Gavelnet Shares") for $950,000. Concurrent with the Company's investment in Gavelnet, TAL invested $1 million in Gavelnet on substantially the same terms. Prior to the Company's investment in Gavelnet, certain affiliates and related parties of Benchmark acquired approximately 4.1 million common shares, on a fully diluted basis, of Gavelnet for financial investment and other services that enabled Gavelnet to satisfy certain criteria in validating its business model. Benchmark is a privately held company wholly owned by Frank DeLape, Sagemark's Chief Executive Officer and Chairman of the Board from April 20, 1999 until November 20, 2000, which also owns 100% of TAL's voting stock. In September 2000, the Company recorded a permanent investment write-off of its $950,000 investment as a result of its review of the realizable value of the Gavelnet Shares. On November 20, 2000, the Company sold the Gavelnet Shares.

On January 1, 2000, the Company entered into an agreement with Sagemark Management (the "Management Agreement") whereby Sagemark Management agreed to reimburse the Company for certain employee and other expenses incurred on behalf of Sagemark Capital not to exceed $46,875 per month. Pursuant to the General Partner Letter Agreement, the Management Agreement was terminated on November 20, 2000. During 2000, Sagemark Management paid the Company $477,000 during the time period in which the Management Agreement was in effect.

In March 2000, the Company loaned JewelersEdge $250,000 pursuant to a note bearing interest at 13% per annum with principal due thirteen months from the date of execution. In June 2000, the Company advanced JewelersEdge $3,000 pursuant to a convertible note receivable. Mr. Frank DeLape, is the beneficial owner of 24.3% of the common stock of JewelersEdge, and is a director of JewelersEdge. During 2000 the Company earned $26,000 of interest income and $10,000 of financing fees pursuant to the JewelersEdge note. As of December 31, 2000, the outstanding principal and accrued interest owed on the JewlersEdge note receivable aggregated $280,000. On February 14, 2001, the Company received notification from JewlersEdge that, among other things, it had discontinued its operations. As a result, effective December 31, 2000, the Company recorded a reserve of $280,000, representing all amounts owed to the Company by JewelersEdge. In March 2000, the Company received warrants to purchase 137,500 shares of JewelersEdge common stock (the "JewelersEdge Shares") in connection with the loan made to JewelersEdge. Prior to September 30, 2000 the Company exercised such warrant and purchased the shares at a nominal price.

On September 6, 2000 the Company received from Arc $3,053,000 representing payment of all principal and accrued interest then due from Arc pursuant to Arc's outstanding promissory note to the Company. During 1999, the Company received warrants to purchase common stock of InfoHighway Communications Corporation ("InfoHighway"), Arc's parent, in consideration for the Company's extending the repayment date of the Arc note. Such warrants were sold to InfoHighway in September 2000 for $369,000. In connection with the Arc note the Company earned interest income of $287,000 and $170,000 for 2000 and 1999, respectively, and earned financing fees of $75,000 and $27,000 for 2000 and 1999, respectively. Trans Global was the holder of a $1.2 million promissory note issued by Arc. The Company guaranteed the outstanding indebtedness of Arc to Trans Global under such note. On September 6, 2000, InfoHighway paid, on behalf of Arc, all outstanding indebtedness of Arc to Trans Global. Effective upon such payments by InfoHighway, the Company's aforementioned guaranties were canceled and are no longer in force or effect. Prior to InfoHighway's payment of Arc's obligation to Trans Global, the Company transferred to Trans Global, in consideration of Trans Global's extension of the maturity of said debt, 50,000 shares of its Trans Global common shares owned by it which was valued at $56,000.

Pursuant to the terms of the limited partnership agreement dated November 30, 1999, between the Company and Sagemark Management, (the "Sagemark Capital Partnership Agreement"), the Company is committed to make $4,920,000 in capital contributions to Sagemark Capital. As of December 31, 2000, the Company has paid on such commitments $4,587,000 (of which $1,577,000 represents the fair value of marketable securities transferred to Sagemark Capital, $557,000 represents expenses paid on behalf of Sagemark Capital in 1999 and $2,453,000 represents cash payments made to Sagemark Capital during 2000), leaving a subscription payable balance of $333,000. Pursuant to the Transition, the Company entered into an agreement with Sagemark Management on November 20, 2000 (the "General Partner Letter Agreement") whereby Sagemark Management in its capacity as general partner of Sagemark Capital, agreed not to seek to have the Company contribute the $333,000 balance of its $4,920,000 capital contribution commitment until the following conditions occur: (i) All other limited partners of Sagemark Capital must fund the same percentage of their total capital contribution commitment as the Company has funded; (ii) Sagemark Capital must have drawn down or otherwise received all funds to which the SBA determines it is entitled based upon Sagemark Capital's total capital contributions, calculated after condition (i) above has been met; and, (iii) all capital contributions and investment funds referred to in (i) and (ii) above must be fully invested by Sagemark Capital. The General Partner Letter Agreement also precludes Sagemark Management from offsetting any amounts owed by the Company to Sagemark Capital against the Company's capital account and requires Sagemark Management, upon written request, to appoint Theodore B. Shapiro to the advisory board of Sagemark Capital.

On November 20, 2000, simultaneously with the execution of the Transition Agreement, the Company and Gemini VII, Inc. ("Gemini") entered into a stock purchase agreement pursuant to which Sagemark sold the Gavelnet and JewelersEdge Shares for $3,500,000 (the "Purchase Price"). Gemini is a company with negligible assets and liabilities which is owned by Frank DeLape and Richard Young. The Purchase Price was paid by Gemini's non-interest bearing, non-negotiable promissory note (the "Gemini Note") due on the later of November 30, 2009 or the date of expiration of the term of the Sagemark Capital Partnership Agreement. The Gemini Note requires mandatory prepayments as follows: (i) if Sagemark Management receives distributions from Sagemark Capital, then 50% of such distributions must be prepaid on the Gemini Note (less any applicable taxes and less up to 33% of such distribution as may be payable to a member of Sagemark Management) or (ii) if Gemini receives proceeds from the sale of any or all of its shares of Gavelnet or JewlersEdge, the full extent of such proceeds must be used to prepay the Gemini Note. The Gemini Note is with recourse to Gemini only to the extent of any breach of such mandatory prepayment provisions and the principal amount of the Gemini Note will be reduced at the maturity date by an amount equal to the difference between such principal and the aggregate amount of all such distribution and sales proceeds actually received prior to the maturity date. The obligations of Gemini under the Gemini Note, to the extent that there is recourse against Gemini, is severally personally guaranteed by Frank DeLape and Richard Young, but only to the extent that either of such individuals receives the proceeds of any such distributions (less the amount of all applicable Federal, state and local taxes computed at the maximum applicable tax rate). There is no assurance that any such distribution or sale proceeds will be received or, if so, when and to what extent and as a result of such contingencies, the Company has not recorded any receivable or gain related to its sale of the Gavelnet and JewlersEdge Shares.

As a part to the change in control and management of the Company, all furniture and fixtures of the Company as of November 20, 2000, the date of the Transition Agreement and Partnership Letter Agreement, were transferred to Sagemark Management. The net book value of the furniture and fixtures on November 20, 2000 was $71,000. Pursuant to the Partnership Letter Agreement, Sagemark Management assumed all of the Company's capital lease obligations having a net present value of $3,000. As a result of the above, the Company recorded a loss on disposal of fixed assets of $68,000.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) No reports on Form 8-K were filed during the 4th quarter of 2000.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
--------------------------------
Theodore B. Shapiro
Chief Executive Officer, President and Director
April 5, 2001

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
--------------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 5, 2001

/s/ EDWARD D. BRIGHT
--------------------------------
Edward D. Bright
Chairman of the Board
April 5, 2001

/s/ GEORGE W. MAHONEY
--------------------------------
George W. Mahoney
Chief Financial Officer
April 5, 2001

Index to Exhibits
-----------------
Exhibit No.   Description of Document
-----------   -----------------------
(2), (10)     Form of Transition Agreement among the Registrant, Frank DeLape,
               Richard Young and Edward D. Bright, individually and on behalf of certain shareholders of the Registrant.(1)
(2)           Letter of Intent Re: Sagemark Acquisition of Premier P.E.T.
               Imaging International, Inc.
(3)(i)        Certificate of Incorporation.(2)
(3)(ii)       By-laws.(2)
(10)          Form of Letter Agreement by and between The Sagemark Companies,
               Ltd. and Sagemark Management.(1)
(10)          Form of Promissory Note by and between Gemini VII, Inc. and the
               Sagemark Companies, Ltd.(1)
(10)          Form of Stock Purchase Agreement by and between Gemini VII, Inc.
               and the Sagemark Companies, Ltd.(1)
(10)          Form of Guaranty executed by Frank DeLape and Richard Young to be dated November 20, 2000.(1)
(21)          Subsidiaries of the Registrant.
(99.1)        Financial Statements

(1) Incorporated by reference to Form 10-Q for the quarterly period ended September 30, 2000.
(2) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.
(3) Filed with the Securities and Exchange Commission in electronic format only.