Form 10QSB
period 2001-03-31
SAGEMARK COMPANIES LTD
filed 2001-05-15
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from            to

                          Commission File Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                             13-1948169
------------------------------                            ----------------------
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                            Identification Number)

                     1285 Avenue of the Americas, 35th Floor
                               New York, NY 10019
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 554-4219
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of April 30, 2001, the registrant had 1,584,247 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiary as of March 31, 2001 and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 2, 2001

                   The Sagemark Companies Ltd. and Subsidiary
                      Consolidated Statements of Operations
                                    Unaudited

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        2001           2000
                                                        ----           ----
Revenue:
 Management fees, related party                               --    $   150,000
 Loan financing fees, related party                           --         85,000
 Loan interest, related party                                 --        106,000
 Loan interest, other                                         --          2,000
                                                     -----------    -----------
  Total revenue                                               --        343,000
                                                     -----------    -----------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits         $    56,000        223,000
 Professional fees                                        83,000         65,000
 Consulting fees                                          12,000         25,000
 Other general and administrative expenses                50,000         84,000
                                                     -----------    -----------
  Total operating expenses                               201,000        397,000
                                                     -----------    -----------
Loss from Operations                                    (201,000)       (54,000)
Interest income, investments                              25,000         10,000
Loss on sale of marketable securities,
 related party                                                --       (124,000)
Gain on sale of marketable securities, other                  --        118,000
Value of marketable securities issued to a
 related party to extend debt guarantees                      --        (56,000)
Interest expense                                          (1,000)        (1,000)
Other income                                               1,000          1,000
                                                     -----------    -----------
Loss before share of income (loss)
 of unconsolidated affiliate                            (176,000)      (106,000)
Share of income (loss) of unconsolidated
 affiliates                                             (588,000)       225,000
                                                     -----------    -----------
Net Income (Loss)                                    $  (764,000)   $   119,000
                                                     ===========    ===========

Basic and Diluted Income (Loss) per Common Share:
 Net Income (Loss)                                   $     (0.48)   $      0.08
                                                     ===========    ===========

Weighted average number of common shares               1,584,247      1,560,247
                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

                   The Sagemark Companies Ltd. and Subsidiary
             Consolidated Statements of Comprehensive Income (Loss)
                                    Unaudited

                                                             Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2001            2000
                                                          ----            ----
Net Income (Loss)                                      $(764,000)      $ 119,000

Other Comprehensive Income (Expense):
 Unrealized holding gains on available
  for sale securities                                     14,000          50,000
 Reversal of net unrealized holding
  loss on sale of securities                                  --         265,000
                                                       ---------       ---------

Comprehensive Income (Loss)                            $(750,000)      $ 434,000
                                                       =========       =========

See notes to unaudited consolidated financial statements.

                   The Sagemark Companies Ltd. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2001
                                    Unaudited

ASSETS
CURRENT ASSETS:
 Cash                                                              $  2,568,000
 Marketable securities, current                                           4,000
 Other current assets                                                   108,000
                                                                   ------------
Total current assets                                                  2,680,000
Marketable securities                                                    22,000
Investment in unconsolidated affiliate                                2,822,000
                                                                   ------------
TOTAL ASSETS                                                       $  5,524,000
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $    173,000
 Accrued dividends                                                       44,000
                                                                   ------------
Total current liabilities                                               217,000
                                                                   ------------

SHAREHOLDERS' EQUITY
 Preferred stock, par value $0.01 per share                               3,000
 Common stock, par value $0.01 per share,
  (25,000,000 shares authorized, 1,664,343
  shares issued and 1,584,247 shares outstanding
  as of March 31, 2001)                                                  17,000
 Additional paid-in-capital, common stock                            58,205,000
 Accumulated other comprehensive loss                                    (8,000)
 Accumulated deficit                                                (52,663,000)
 Less common stock in treasury, at cost                                (247,000)
                                                                   ------------
Total shareholders' equity                                            5,307,000
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,524,000
                                                                   ============

See notes to unaudited consolidated financial statements.

                   The Sagemark Companies Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                           Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                         2001           2000
                                                         ----           ----
CASH FLOWS - OPERATING ACTIVITIES
Net income (loss)                                    $  (764,000)   $   119,000
Adjustments to reconcile net income (loss)
 to net cash used in operations:
  Loss on sale of marketable
   securities, related party                                  --        124,000
   Gain on sale of marketable securities, other               --       (118,000)
   Value of marketable securities issued to a
    related party to extend debt guarantees                   --         56,000
   Depreciation and amortization                              --          8,000
   Share of (income) loss of unconsolidated
    Affiliates                                           588,000       (225,000)
   Change in assets and liabilities:
    Other current assets                                (108,000)         5,000
    Accounts payable                                     (21,000)       (56,000)
    Accrued payroll and related expenses                 (32,000)       (12,000)
    Income taxes payable                                  (2,000)       (55,000)
    Other accrued expense                                     --         10,000
    Accrued interest                                          --         (9,000)
                                                     -----------    -----------
Net cash used in operating activities                   (339,000)      (153,000)
                                                     -----------    -----------
CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of marketable securities,
 related party                                                --        340,000
Proceeds from sale of marketable securities, other            --        308,000
Subscription payments for investment in
 unconsolidated affiliate                                     --     (2,334,000)
Collections from notes receivable
 repayments, other                                            --        689,000
Advances made on notes receivable,
 related party                                                --       (490,000)
Capital expenditures                                          --         (4,000)
                                                     -----------    -----------
Net cash used in investing activities                         --     (1,491,000)
                                                     -----------    -----------
CASH FLOWS - FINANCING ACTIVITIES
Payments on capital lease obligations                         --         (1,000)
                                                     -----------    -----------
Net cash used in financing activities                         --         (1,000)
                                                     -----------    -----------
Net decrease in cash and cash equivalents               (339,000)    (1,645,000)
Cash at the beginning of the period                    2,907,000      1,860,000
                                                     -----------    -----------
Cash at the end of the period                        $ 2,568,000    $   215,000
                                                     ===========    ===========
                                                                    (continued)

See notes to unaudited consolidated financial statements.

                   The Sagemark Companies Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                            Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                        2001            2000
                                                        ----            ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                               $ 1,000         $ 1,000
                                                       =======         =======
Income taxes                                           $ 2,000         $55,000
                                                       =======         =======

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2000:

In consideration of Trans Global Services, Inc.'s ("Trans Global") extension of a debt guarantee which the Company had previously given to Trans Global with respect to obligations owed to Trans Global by Arc Networks, Inc. ("Arc Networks"), the Company transferred to Trans Global, shares of Trans Global's common stock which the Company then owned having a value of $56,000. Trans Global and Arc Networks are former subsidiaries of the Company.

The Company transferred marketable securities valued at $1,577,000 to Sagemark Capital, L.P. ("Sagemark Capital") in payment of a portion of its capital contribution commitment to Sagemark Capital.

                                                                     (concluded)

See notes to unaudited consolidated financial statements.

                   The Sagemark Companies Ltd. and Subsidiary
            Footnotes to Unaudited Consolidated Financial Statements
            --------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain reclassifications were made to prior year amounts to conform to the current year presentation. In addition, the statement of operations and cash flows for the three months ended March 31, 2000 have been restated in order to present the activities of Sagemark Capital under the equity method of accounting.

(2) Stock Purchase Agreement to acquire Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp.

     On May 14, 2001 the Company entered into a Stock Purchase Agreement to acquire Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"). Premier is owned by Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. ("Tara Capital") and Bocara Corporation (the "Selling Stockholders"). Theodore B. Shapiro, the Company's Chief Executive Officer, President and a Director, owns 10% of Tara Capital and the remaining 90% is owned by his relatives. Premier was formed to engage in the ownership and operation of outpatient diagnostic imaging centers (the "PET Centers") throughout the United States utilizing positron emission tomography scanning equipment ("PET Scanning Equipment"). PCI, also owned by the Selling Stockholders, was formed to own and operate equipment which manufactures flouro-deoxy-glucose and other radioisotopes utilized in the diagnostic imaging procedures performed by the PET Scanning Equipment.

     The Stock Purchase Agreement provides that the Company will issue 6,000 shares of its Common Stock for all of the stock of Premier and PCI. Additionally, if, and to the extent each of the first six PET Centers achieves positive earnings, calculated before the deduction of interest expense, income taxes, depreciation and amortization, in any month during their first eighteen months of their operations, the Company will issue to the Selling Stockholders an aggregate of 319,500 shares of its Common Stock for each of such Centers. The shares of Common Stock issued by the Company will have certain registration rights and in the event that either the Centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of the proposed acquisition, the Company will have the right to repurchase from the Selling Stockholders all shares of the Company's Common Stock shares issued to them pursuant to the Stock Purchase Agreement for a purchase price of One Dollar ($1.00).

     The Stock Purchase Agreement requires the Company to provide working capital to Premier in the amount of $1,000,000, the proceeds of which will be used to establish and operate the PET Centers. To the extent required, the Company will guarantee Premier's obligations under any lease or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same.

(3) Equipment Financing Commitment for Premier P.E.T. Imaging of Wichita, Inc.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum funding of $1,620,000. The financing proceeds will be used to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. The proposed financing will be guaranteed by Sagemark and its subsidiary, SIS Capital Corp. The Company has paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc.

(4) Change in Management and Prior Operations of the Company

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

     On November 20, 2000, the Company entered into an agreement that, among other things, effectuated an agreed upon change of management. Simultaneously with the execution of such agreement, Sagemark entered into a purchase agreement whereby it sold all of its equity interest in Gavelnet and JewelersEdge to a company owned by members of the former management.

     The Company continues to own its limited partnership interest in Sagemark Capital (61.5% as of March 31, 2001), and Sagemark Capital will continue to be managed by its general partner, Sagemark Management, LLC ("Sagemark Management"); but, as a result of the change in management, the Company will have certain limited advisory and reporting rights with respect to the day to day operations of Sagemark Capital, requiring the Company to treat Sagemark Capital as an unconsolidated affiliate for financial statement reporting purposes using the equity method.

(5) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2000 Form 10-KSB.

(6) Cash

     As of March 31, 2001, all of the Company's cash is placed with a high credit quality financial institution. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2001 the Company had $2,468,000 of cash balances in excess of federally insured limits.

(7) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Sagemark Capital and, as of March 31, 2001, all but $333,000 of such contributions has been made. The partnership's general partner has agreed to defer the remaining $333,000 capital contributions until all other Limited Partners make their required contributions and Sagemark Capital fully invests all its funds.

     The Company's March 31, 2001 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription                               $ 4,920,000
Subscriptions payable                               (333,000)
                                                 -----------
Capital contributions paid-in                      4,587,000
Expenses allocated to Sagemark Capital in 1999      (557,000)
Cumulative equity method losses                   (1,208,000)
                                                 -----------
Equity method investment balance                 $ 2,822,000
                                                 ===========

     The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

                                                          Three Months
                                                         Ended March 31,
                                                 ------------------------------
                                                     2001               2000
                                                     ----               ----
Income                                           $   237,000        $   212,000
Operating expenses                                  (346,000)          (249,000)
Other non-operating income                                --            368,000
Investment gains (losses)                           (847,000)            35,000
                                                 -----------        -----------
Net income (loss)                                $  (956,000)       $   366,000
                                                 ===========        ===========

As of March 31, 2001
--------------------
Investments at fair value                        $ 8,656,000
Other assets                                       2,260,000
SAB debentures                                    (6,500,000)
Other liabilities                                   (368,000)
                                                 -----------
Partnership capital                              $ 4,048,000
                                                 ===========

(8) Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share reflect the amount of earnings or loss for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings
(loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share).

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings
(loss) per share is not presented.

     For the three months ended and as of March 31, 2001 options to purchase an aggregate of 333,333 shares of common stock at prices ranging from $1.13 to $7.50 per share were outstanding. For the three months ended March 31, 2000 options to purchase an aggregate of 698,333 shares of common stock at prices ranging from $3.63 to $7.50 per share were outstanding. None of the aforementioned options and warrants were included in the computation of diluted loss per common share because the related exercise prices were greater than the average market price of the common shares for the periods while they were outstanding. Such items may dilute earnings per share in the future.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2000 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: THE COMPANY'S HISTORY OF LOSSES AND CASH FLOW DEFICITS, THE LIMITED MARKET FOR OUR COMMON STOCK, RESTRICTIONS ON THE TRADING IN OUR SECURITIES DUE TO APPLICABLE PENNY STOCK REGULATIONS, THE DEPENDENCE OF ANY FUTURE BUSINESS OPERATIONS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OUR ABILITY TO INTEGRATE NEW OFFICERS AND KEY PERSONNEL, THE LACK OF DIVIDEND PAYMENTS ON OUR COMMON STOCK, LIMITED LIABILITY OF OUR OFFICERS AND DIRECTORS TO OUR SHAREHOLDERS, THE RISKS RELATING TO LEGAL PROCEEDINGS AS WELL AS OTHER RISKS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE

COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


Financial Condition - Liquidity and Capital Resources

     On March 31, 2001, we had working capital of $2.463 million, including $2.568 million of cash. During the current quarter we used $201,000 of working capital to fund our operating expenses. Our only source of working capital during the current quarter was $25,000 of interest income that we earned on our cash balances.

     On May 14, 2001, we entered into a Stock Purchase Agreement to acquire Premier and PCI. Premier intends to establish and operate outpatient diagnostic imaging centers utilizing positron emission tomography scanning equipment. PCI intends to acquire and operate equipment that would manufacture flouro-deoxy-glucose and other radioisotopes that would be utilized in the diagnostic imaging procedures to be performed by Premier. The Stock Purchase Agreement requires that we commit $1 million of our working capital to fund the operating activities of Premier.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, received a $1.62 million equipment financing commitment to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish a PET Center in Wichita, Kansas. We have agreed to guarantee the financing and paid a non-refundable $16,200 commitment fee on behalf of Premier's subsidiary.


Results of Operations

     During the current quarter our efforts have focused on the acquisition and financing of Premier and PCI and no operating revenues were generated. During the prior period quarter, our operations generated financial services revenues of $343,000.

     Our operating expenses for the current quarter were $201,000, which is $196,000 less than they were in the prior period quarter. Most of this reduction is the result of reduced personnel costs. We have fewer employees and our current executive officers agreed to accept reduced compensation until we are able to complete the acquisition or development of an operating business.

     Non-operating income for the current quarter was $25,000 which consisted of interest income that we earned on our bank deposits. Our non-operating income during the prior period quarter included $10,000 of interest earned on bank deposits and $118,000 of gains from the sale of marketable securities.

     Non-operating losses for the prior period quarter included a $124,000 loss from the open market sale of Trans Global common shares and $56,000 representing the value of Trans Global common shares we transferred to Trans Global. The shares transferred to Trans Global were consideration for Trans Global's extension of a debt guarantee that we had previously given to Trans Global on obligations owed to Trans Global by Arc Networks. Trans Global and Arc Networks are former subsidiaries of the Company.

     We hold a 61.5% limited partnership interest in Sagemark Capital. Our share of the current quarter losses of Sagemark Capital was $588,000. In the prior period quarter, our share of Sagemark Capital's income was $225,000.

     As a result of the foregoing, our net loss for the current quarter was $764,000, or $.48 per share, and our net income for the prior period quarter was $119,000, or $.08 per share.

     Premier and PCI are in their start-up phase and we expect to incur additional future operating losses consisting of our operating expenses. We believe that the most significant operating expense will continue to be personnel costs. As of the date of this report, we have three employees with current aggregate annual base salaries of $220,000 and annual benefits aggregating $43,000. Upon the acquisition of Premier and PCI, the annual base salaries of our three employees increased to $390,000. In addition, Premier anticipates entering into a five-year employment agreement with its chief executive officer which, starting in the second year of his employment provides him with an annual base salary of $200,000.

     We own a 61.5% limited partnership interest in Sagemark Capital whose operations are controlled by its general partner, Sagemark Management. During the current quarter our share of Sagemark Capital's losses was $588,000. As of March 31, 2001, our cumulative share of Sagemark Capital's loss was $1.208 million which included $1.026 million of investment losses from Sagemark Capital's investment write-downs in several of its portfolio companies. As of March 31, 2001, Sagemark Capital had $8.656 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. As a 61.5% limited partner, to the extent that Sagemark Capital incurs future losses, our share of such losses may be significant.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a) EXHIBITS

     (2) Stock Purchase Agreement between the Company and Pamels Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc., Bocara Corporation, Mercury Capital Corp., Premier P.E.T. Imaging International, Inc., and Premier Cyclotron International Corp.

     An 8-K dated March 7, 2001 was filed reporting under Item 5. "Other Events" the board of director's approval of employment arrangements with Theodore Shapiro and Edward Bright, officers and directors of the Company, and the issuance of Common Stock purchase warrants to such individuals.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       The Sagemark Companies Ltd.



May 15, 2001                           /s/ THEODORE B. SHAPIRO
                                       -------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


May 15, 2001                           /s/ GEORGE W. MAHONEY
                                       -------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer