Form 10QSB
period 2001-06-30
SAGEMARK COMPANIES LTD
filed 2001-08-14
CIK 89041

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For The Quarterly Period Ended June 30, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from              to

                        Commission File Number 0-4186

                          THE SAGEMARK COMPANIES LTD.
         (Exact name of small business issuer as specified in its charter)

        New York                                                13-1948169
(State or other jurisdiction of                               (IRS Employer
 Incorporation or organization)                           Identification Number)

                    1285 Avenue of the Americas, 35th Floor
                              New York, NY  10019
                    (Address of principal executive offices)

                               (212) 554-4219
               (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of July 31, 2001, the registrant had 1,590,247 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiaries as of June 30, 2001 and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
August 10, 2001

                 The Sagemark Companies Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                 Unaudited

                                                             Three Months
                                                            Ended June 30,
                                                         ---------------------
                                                         2001             2000
                                                         ----             ----
Revenue:
 Management fees, related party                             -         $150,000
 Loan financing fees, related party                         -                -
 Loan interest, related party                               -          113,000
 Loan interest, other                                       -                -
                                                      -------          -------
  Total revenue                                             -          263,000
                                                      -------          -------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits         $115,000          223,000
 Professional fees                                    154,000           48,000
 Amortization and depreciation                              -            9,000
 Consulting fees                                       18,000           40,000
 Other general and administrative expenses             84,000           61,000
                                                      -------          -------
  Total operating expenses                            371,000          381,000
                                                      -------          -------
Loss from Operations                                 (371,000)        (118,000)
Interest income, investments                           19,000            1,000
Interest expense                                       (1,000)          (1,000)
Other income                                                -            3,000
                                                      -------          -------
Loss before share of income (loss)
 of unconsolidated affiliate                         (353,000)        (115,000)
Share of income of unconsolidated
 affiliates                                           787,000          23,000
                                                      -------          -------
Net Income (Loss)                                    $434,000         ($92,000)
                                                      =======          =======

Basic earnings (loss) per common share                  $0.27           ($0.06)
                                                      =======          =======
Diluted earnings (loss) per common share                $0.26           ($0.06)
                                                      =======          =======

Weighted average number of common stock
  outstanding:
  Basic                                             1,587,412        1,560,247
                                                    =========        =========
  Diluted                                           1,644,898        1,560,247
                                                    =========        =========

See notes to unaudited consolidated financial statements.

                The Sagemark Companies Ltd. and Subsidiaries
               Consolidated Statements of Comprehensive Loss
                              Unaudited



                                                             Three Months
                                                             Ended June 30,
                                                         ---------------------
                                                         2001             2000
                                                         ----             ----
Net Income (Loss)                                    $434,000         ($92,000)

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                 (13,000)         (31,000)
                                                      -------          -------

Comprehensive Income (Loss)                          $421,000        ($123,000)
                                                      =======          =======

See notes to unaudited consolidated financial statements.

                 The Sagemark Companies Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                 Unaudited

                                                            Six Months
                                                           Ended June 30,
                                                      ------------------------
                                                       2001             2000
                                                    ---------          -------
Revenue:
 Management fees, related party                             -         $300,000
 Loan financing fees, related party                         -           85,000
 Loan interest, related party                               -          219,000
                                                    ---------          -------
  Total revenue                                             -          604,000
                                                    ---------          -------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits         $171,000          446,000
 Professional fees                                    237,000          113,000
 Amortization and depreciation                              -            9,000
 Consulting fees                                       30,000           65,000
 Other general and administrative expenses            135,000          143,000
                                                    ---------          -------
  Total operating expenses                            573,000          776,000
                                                    ---------          -------
Loss from Operations                                 (573,000)        (172,000)
Interest income, investments                           44,000           11,000
Loss on sale of marketable securities,
 related party                                              -         (124,000)
Gain on sale of marketable securities, other                -          118,000
Value of marketable securities issued to a
 related party to extend debt guarantees                    -          (56,000)
Interest expense                                       (1,000)          (2,000)
Other income                                            1,000            4,000
                                                    ---------          -------
Loss before share of income (loss)
 of unconsolidated affiliate                         (529,000)        (221,000)
Share of income of unconsolidated
 affiliates                                           199,000          248,000
                                                    ---------          -------
Net Income (Loss)                                   ($330,000)         $27,000
                                                    =========          =======

Basic and Diluted Income (Loss) per Common Share:
 Net Income (Loss)                                     $(0.21)           $0.02
                                                    =========        =========

Weighted average number of common shares            1,585,838        1,560,247
                                                    =========        =========

See notes to unaudited consolidated financial statements.

                The Sagemark Companies Ltd. and Subsidiaries
             Consolidated Statements of Comprehensive Income (Loss)
                              Unaudited

                                                              Six Months
                                                             Ended June 30,
                                                         ---------------------
                                                         2001             2000
                                                    ---------         --------
Net Income (Loss)                                   ($330,000)         $27,000

Other Comprehensive Income (Expense):
 Unrealized holding gains on available
  for sale securities                                   1,000           19,000
 Reversal of net unrealized holding
  loss on sale of securities                                -          265,000
                                                    ---------         --------

Comprehensive Income (Loss)                         ($329,000)        $311,000
                                                    =========         ========

See notes to unaudited consolidated financial statements.

                    The Sagemark Companies Ltd. and Subsidiaries
                             Consolidated Balance Sheet
                                 June 30, 2001
                                   Unaudited

ASSETS
CURRENT ASSETS:
 Cash                                                           $ 2,175,000
 Marketable securities, current                                       3,000
 Other current assets                                               101,000
                                                                -----------
Total current assets                                              2,279,000
Furniture, fixtures and equipment, net                               19,000
Marketable securities                                                 9,000
Investment in unconsolidated affiliate                            3,609,000
Other assets                                                        181,000
                                                                -----------
TOTAL ASSETS                                                    $ 6,097,000
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $   161,000
 Accrued dividends                                                   44,000
 Accrued payroll and related obligations                             18,000
 Accrued interest                                                     1,000
                                                                -----------
Total current liabilities                                           224,000
                                                                -----------

Notes payable                                                       140,000
                                                                -----------

SHAREHOLDERS' EQUITY
 Preferred stock, par value $0.01 per share                           3,000
 Common stock, par value $0.01 per share,
  (25,000,000 shares authorized, 1,670,343
  shares issued and 1,590,247 shares outstanding
  as of June 30, 2001)                                               17,000
 Additional paid-in-capital, common stock                        58,217,000
 Accumulated other comprehensive loss                               (21,000)
 Deferred compensation                                               (7,000)
 Accumulated deficit                                            (52,229,000)
 Less common stock in treasury, at cost                            (247,000)
                                                                -----------
Total shareholders' equity                                        5,733,000
                                                                -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 6,097,000
                                                                ===========

See notes to unaudited consolidated financial statements.

                  The Sagemark Companies Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 Unaudited

                                                              Six Months
                                                            Ended June 30,
                                                         ---------------------
                                                         2001             2000
                                                         ----             ----
CASH FLOWS - OPERATING ACTIVITIES
Net Income (Loss)                                   ($330,000)         $27,000
Adjustments to reconcile net income (loss)
 to net cash used in operations:
  Loss on sale of marketable
   securities, related party                               -           124,000
  Loss from investment write-off                        5,000                -
  Loss (Gain) on sale of marketable
   securities, other                                    1,000         (118,000)
  Value of marketable securities issued to a
   related party to extend debt guarantees                  -           56,000
  Depreciation and amortization                             -            9,000
  Share of (income) loss of unconsolidated
   affiliates                                        (199,000)        (248,000)
  Change in assets and liabilities:
   Other current assets                              (101,000)          13,000
   Accounts payable                                   (33,000)         (17,000)
   Accrued payroll and related expenses               (14,000)          (4,000)
   Income taxes payable                                (2,000)         (48,000)
   Other accrued expense                                    -           26,000
   Accrued interest                                     1,000           (9,000)
                                                    ---------        ---------
Net cash used in operating activities                (672,000)        (189,000)
                                                    ---------        ---------

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of marketable securities,
 related party                                              -          340,000
Proceeds from sale of marketable securities, other          -          308,000
Subscription payments for investment in
 unconsolidated affiliate                                   -       (2,364,000)
Collections from notes receivable
 repayments, other                                          -          689,000
Advances made on notes receivable,
 related party                                              -         (559,000)
Equipment deposits                                   (140,000)               -
Capital expenditures                                  (19,000)          (4,000)
                                                    ---------        ---------
Net cash used in investing activities                (159,000)      (1,590,000)
                                                    ---------        ---------
                                                                    (continued)

                  The Sagemark Companies Ltd. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 Unaudited
                                                            Six Months
                                                          Ended June 30,
                                                   ---------------------------
                                                      2001             2000
                                                   ----------       ----------
CASH FLOWS - FINANCING ACTIVITIES
 Deferred offering costs                              (13,000)               -
 Deferred financing costs                             (28,000)               -
 Loan proceeds                                        140,000                -
 Payments on capital lease obligations                      -           (4,000)
                                                   ----------       ----------
Net cash provided by (used in) financing
  activities                                           99,000           (4,000)
                                                   ----------       ----------
Net decrease in cash and cash equivalents            (732,000)      (1,783,000)
Cash at the beginning of the period                 2,907,000        1,860,000
                                                   ----------       ----------
Cash at the end of the period                      $2,175,000       $  $77,000
                                                   ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                              $1,000                -
                                                       ======          =======
 Income taxes                                          $2,000          $46,000
                                                       ======          =======

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2001:

The Company issued 6,000 shares of its Common Stock for the acquisition of Premier PET Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"), valued at $4,500.

The Company issued a warrant to purchase 12,000 shares of its Common Stock for $1.70 per share, to Ed Bright, Chairman of the Board. At the time that the warrant was issued, the market price of the Common Stock was $2.25 per share, resulting in $7,000 of deferred compensation which is being amortized over twenty-four months.

During the six months ended June 30, 2000:

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

                   The Sagemark Companies Ltd. and Subsidiaries
               Footnotes to Unaudited Consolidated Financial Statements
                --------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain reclassifications were made to prior year amounts to conform to the current year presentation. In addition, the statement of operations for the three and six months ended June 30, 2000 and the statement cash flows for the six months ended June 30, 2000 have been restated in order to present the activities of Sagemark Capital under the equity method of accounting.

(2) Purchase Agreement to acquire Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp.

     On May 14, 2001 the Company entered into a Stock Purchase Agreement to acquire Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"). Premier is owned by Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. ("Tara Capital") and Bocara Corporation (the "Selling Stockholders"). Theodore B. Shapiro, the Company's Chief Executive Officer, President and a Director, owns 10% of Tara Capital and the remaining 90% is owned by his relatives. Robert L. Blessey, a director, is a shareholder of Bocara Corporation. Premier was formed to engage in the ownership and operation of outpatient diagnostic imaging centers (the "PET Centers") throughout the United States utilizing positron emission tomography scanning equipment ("PET Scanning Equipment"). PCI, also owned by the Selling Stockholders, was formed to own and operate equipment which manufactures flouro-deoxy-glucose and other radioisotopes utilized in the diagnostic imaging procedures performed by the PET Scanning Equipment.

     Pursuant to the Stock Purchase Agreement the Company issued 6,000 shares of its Common Stock for all of the stock of Premier and PCI. Additionally, if, and to the extent each of the first six PET Centers achieves positive earnings, calculated before the deduction of interest expense, income taxes, depreciation and amortization, in any month during their first eighteen months of their operations, the Company will issue to the Selling Stockholders an aggregate of 319,500 shares of its Common Stock for each of such Centers. The shares of Common Stock issued by the Company will have certain registration rights and in the event that either the Centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of the proposed acquisition, the Company will have the right to repurchase from the Selling Stockholders all shares of the Company's Common Stock shares issued to them pursuant to the Stock Purchase Agreement for a purchase price of One Dollar ($1.00).

     The Stock Purchase Agreement requires the Company to provide working capital to Premier in the amount of $1,000,000, the proceeds of which will be used to establish and operate the PET Centers. As of June 30, 2001, the Company has provided Premier and its affiliates with $297,000 for working capital. To the extent required, the Company will guarantee Premier's obligations under any lease or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same.

(3) Equipment Financing Commitment for Premier P.E.T. Imaging of Wichita, Inc.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a current maximum funding of $1,734,000. The financing proceeds will be used to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. The financing will be guaranteed by Sagemark and Premier. The Company has paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc.

(4) Change in Management and Prior Operations of the Company

     During 2000 Sagemark operated as a financial services company and through Sagemark Capital, a partnership in which Sagemark holds a 61.5% limited partnership interest, made investments and loans to companies engaged in e-commerce, telecommunications, and human resources outsourcing. Sagemark Capital operates as a Small Business Investment Company ("SBIC") pursuant to a license awarded to it by the Small Business Administration ("SBA") on May 23, 2000. In addition to its investments made through Sagemark Capital, in 1999 and 2000 Sagemark made non-controlling, direct investments and loans to two privately held e-commerce companies, Gavelnet.com, Inc. ("Gavelnet") and JewlersEdge.com, Inc. ("JewlersEdge").

     On November 20, 2000, the Company entered into an agreement that, among other things, effectuated an agreed upon change of management. Simultaneously with the execution of such agreement, Sagemark entered into a purchase agreement whereby it sold all of its equity interest in Gavelnet and JewelersEdge to a company owned by members of the former management.

     The Company continues to own its limited partnership interest in Sagemark Capital (61.5% as of June 30, 2001), and Sagemark Capital will continue to be managed by its general partner, Sagemark Management, LLC ("Sagemark Management"); but, as a result of the change in management, the Company will have certain limited advisory and reporting rights with respect to the day to day operations of Sagemark Capital, requiring the Company to treat Sagemark Capital as an unconsolidated affiliate for financial statement reporting purposes using the equity method.

(5) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2000 Form 10-KSB.

(6) Cash

     As of June 30, 2001, all of the Company's cash is placed with a high credit quality financial institution. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2001 the Company had $1,948,000 of cash balances in excess of federally insured limits.

(7) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Sagemark Capital and, as of June 30, 2001, all but $333,000 of such contributions has been made. The partnership's general partner has agreed to defer the remaining $333,000 capital contributions until all other Limited Partners make their required contributions and Sagemark Capital fully invests all its funds.

     The Company's June 30, 2001 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription                                $4,920,000
Subscriptions payable                               (333,000)
                                                  ----------
Capital contributions paid-in                      4,587,000
Expenses allocated to Sagemark Capital in 1999      (557,000)
Cumulative equity method losses                     (421,000)
                                                  ----------
Equity method investment balance                  $3,609,000
                                                  ==========

     The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

                                                         Three Months
                                                         Ended June 30,
                                                  ----------------------------
                                                     2001               2000
                                                  -----------         --------
Income                                            $   762,000         $255,000
Operating expenses                                   (338,000)        (211,000)
Other non-operating expense                                 -           (7,000)
Investment gains                                      856,000               -
                                                  -----------         --------
Net income                                        $(1,280,000)        $ 37,000
                                                  ===========         ========

                                                             Six Months
                                                            Ended June 30,
                                                  ----------------------------
                                                     2001               2000
                                                  -----------         --------
Income                                               $999,000         $439,000
Operating expenses                                   (684,000)        (460,000)
Other non-operating income                                  -          412,000
Investment gains                                        9,000           12,000
                                                     --------         --------
Net income                                        $   324,000         $403,000
                                                  ===========         ========

As of June 30, 2001
--------------------
Investments at fair value                         $14,526,000
Other assets                                        1,960,000
SAB debentures                                     (7,500,000)
Other liabilities                                    (470,000)
                                                  -----------
Partnership capital                               $ 8,516,000
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

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended June 30, 2001 there were 437,500 common stock purchase warrants which were dilutive potential common shares. For the six months ended June 30, 2001 and the three and six months ended June 30, 2000, all of the Company's potential common shares were anti-dilutive.

     For the three and six months ended and as of June 30, 2001 options and warrants to purchase an aggregate of 558,333 shares of common stock at prices ranging from $1.13 to $7.50 per share were outstanding. For the three and six months ended June 30, 2000 options to purchase an aggregate of 718,333 shares of common stock at prices ranging from $3.63 to $7.50 per share were outstanding. For the three months ended June 30, 2001, warrants to purchase 437,500 shares of common stock at prices ranging from $1.13 to $1.31 were included in the computation of diluted earnings per common share. Such items may dilute earnings per share in the future.

(9) New Authoritative Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in July 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

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



Financial Condition - Liquidity and Capital Resources

     On June 30, 2001, we had working capital of $2.055 million, including $2.175 million of cash. During the 1st and 2nd quarters of 2001 we used $202,000 and $372,000, respectively, of working capital to fund our operating expenses. Our only source of working capital during the 1st and 2nd quarters of 2001 was $25,000 and $19,000, respectively, of interest income that we earned on our cash balances.

     On May 14, 2001, we entered into a Stock Purchase Agreement to acquire Premier and PCI. Premier intends to establish and operate outpatient diagnostic imaging centers utilizing positron emission tomography scanning equipment. PCI intends to acquire and operate equipment that would manufacture flouro-deoxy-glucose and other radioisotopes that would be utilized in the diagnostic imaging procedures to be performed by Premier. The Stock Purchase Agreement requires that we commit $1 million of our working capital to fund the operating activities of Premier. As of June 30, 2001, we have provided Premier with $297,000 of working capital.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, received a $1.734 million equipment financing commitment to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish a PET Center in Wichita, Kansas. We have agreed to guarantee the financing and paid a non-refundable $16,200 commitment fee on behalf of Premier's subsidiary.


Results of Operations

     During the 1st and 2nd quarters of 2001 our efforts have focused on the acquisition and financing of Premier and PCI and no operating revenues were generated. During the 1st and 2nd quarters of 2000, our operations generated financial services revenues of $341,000 and $263,000, respectively.

     Our operating expenses for the current quarter were $371,000, which is $10,000 less than they were in the prior period quarter. Our operating expenses for the current six-month period were $573,000, which is $203,000 less than the prior comparable period. Our acquisition and organization activities increased our professional fee costs for the current comparable periods. Personnel costs for the current comparable periods were significantly reduced. We have fewer employees and our current executive officers accepted reduced compensation until we were able to complete the acquisition of Premier and PCI.

     Non-operating income for the current quarter and six-month period includes $19,000 and $44,000, respectively, of interest income that we earned on our bank deposits. Non-operating income during the prior period quarter were inconsequential but during the prior six-month period included $11,000 of interest earned on bank deposits and $118,000 of gains from the sale of marketable securities.

     Non-operating losses during the prior six-month period included a $124,000 loss from the open market sale of Trans Global common shares and $56,000 representing the value of Trans Global common shares we transferred to Trans Global. The shares transferred to Trans Global were consideration for Trans Global's extension of a debt guarantee that we had previously given to Trans Global on obligations owed to Trans Global by Arc Networks. Trans Global and Arc Networks are former subsidiaries of the Company.

     We hold a 61.5% limited partnership interest in Sagemark Capital. Our share of the current quarter and six-month period income of Sagemark Capital was $787,000 and $199,000, respectively. In the prior period quarter and six-month period, our share of Sagemark Capital's income was $23,000 and $248,000, respectively.

     As a result of the foregoing, our net income for the current quarter and net loss for the current six-month period was $434,000, or $.27 per share, and $(330,000), or $(.21) per share, respectively. Our net loss for the prior period quarter was $92,000 or $.06 per share. Our net income for the prior six-month period was $27,000, or $.02 per share.

     Premier and PCI are in their start-up phase and we expect to incur additional future operating losses consisting of our operating expenses. We believe that the most significant operating expense will continue to be personnel costs. As of the date of this report, we have four employees with current aggregate annual base salaries of $453,000 and annual benefits aggregating $46,000. In addition, Premier entered into a five-year employment agreement with its chief executive officer which, starting in the second year of his employment provides him with an annual base salary of $200,000.

     We own a 61.5% limited partnership interest in Sagemark Capital whose operations are controlled by its general partner, Sagemark Management. During the current quarter our share of Sagemark Capital's income was $787,000. As of June 30, 2001, our cumulative share of Sagemark Capital's loss was $421,000. As of June 30, 2001, Sagemark Capital had $14.526 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Stock Purchase Agreement dated as of May 14, 2001 by and among The Sagemark Companies Ltd., Pamels Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc., Bocara Corporation, Mercury Capital Corp., Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp.(1)

99.2 Form of Amendment dated as of May 14, 2001 to the Stock Purchase Agreement dated as of May 14, 2001 by and among The Sagemark Companies Ltd., Pamels Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc., Bocara Corporation, Mercury Capital Corp., Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp.(2)

99.3 Form of Executive Employment Agreement dated as of May 21, 2001 between Stephen A. Schulman and Premier P.E.T. Imaging International, Inc. (2)

99.4  Form of Executive Employment Agreement dated May 25, 2001 between Theodore
      B. Shapiro and The Sagemark Companies Ltd. (2)

99.5  Form of Executive Employment Agreement dated June 14, 2001 between Edward
      D. Bright and The Sagemark Companies Ltd. (2)

------------------

(1) - Incorporated by reference to the Registrant's Form 10-QSB filed on May 15, 2001.
(2) - Incorporated by reference to the Registrant's Form 8-K filed on June 21, 2001.

(b) Reports on Form 8-K

     An 8-K dated May 17, 2001 was filed reporting under Item 2. "Acquisition or Disposition of Assets", the consummation of the Premier and PCI acquisition and under Item 5. "Other Events" (1) the execution of an employment agreements with the Company's chief executive officer, the company's chairman of the board and with Premier's chief executive officer; (2) the execution of a loan agreement between DVI financial services and a subsidiary of Premier; and, (3) the appointment of new board members.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The Sagemark Companies Ltd.



August 14, 2001                      /s/ Theodore B. Shapiro
                                     -------------------------------------------
                                     Chief Executive Officer,
                                     President and Director


August 14, 2001                      /s/ George W. Mahoney
                                     -------------------------------------------
                                     Chief Financial Officer