Form 10QSB
period 2001-09-30
SAGEMARK COMPANIES LTD
filed 2001-11-13
CIK 89041

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
           For The Quarterly Period Ended September 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of October 31, 2001, the registrant had 1,590,247 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes____; No X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiaries as of September 30, 2001 and the related consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2001 and 2000 and the related statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
November 8, 2001

                 The Sagemark Companies Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited

                                                           Three Months
                                                        Ended September 30,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------
Revenue:
 Net patient service revenue                         $   144,000             --
 Management fees, related party                               --    $   128,000
 Loan interest, related party                                 --         86,000
 Loan interest, other                                         --          2,000
                                                     -----------    -----------
  Total revenue                                          144,000        216,000
                                                     -----------    -----------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             198,000        192,000
 Professional fees                                        58,000         81,000
 Settlement costs                                        107,000             --
 Legal fees, related party                                98,000             --
 Rent, related party                                       7,000             --
 Amortization and depreciation                            32,000             --
 Consulting fees                                          14,000             --
 Patient service costs and expenses                       27,000             --
 Radiology expense                                         8,000             --
 Other general and administrative expenses               104,000         92,000
                                                     -----------    -----------
  Total operating expenses                               653,000        365,000
                                                     -----------    -----------
Loss from Operations                                    (509,000)      (149,000)
Interest income, investments                              13,000          6,000
Interest expense                                          (5,000)       (21,000)
Loss from investment write-off                                --       (950,000)
Gain from marketable securities                               --        369,000
                                                     -----------    -----------
Loss before share of income
 of unconsolidated affiliate                            (501,000)      (745,000)
Share of income of unconsolidated
 affiliates                                               94,000          9,000
                                                     -----------    -----------
Net Loss                                               ($407,000)     ($736,000)
                                                     ===========    ===========

Basic and Diluted Loss per common share
 Net Loss                                                 ($0.26)        ($0.47)
                                                     ===========    ===========

Weighted average number of common stock outstanding:
  Basic and diluted                                    1,590,247      1,560,247
                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

                The Sagemark Companies Ltd. and Subsidiaries
               Consolidated Statements of Comprehensive Loss
                              Unaudited



                                                             Three Months
                                                          Ended September 30,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------
Net Loss                                               ($407,000)     ($736,000)

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                     (5,000)       (11,000)
                                                     -----------    -----------

Comprehensive Loss                                     ($412,000)     ($747,000)
                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

                 The Sagemark Companies Ltd. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited

                                                       Nine Months
                                                  Ended September 30,
                                               -------------------------
                                                  2001            2000
                                               -----------    -----------
Revenue:
 Net patient service revenue                   $   144,000             --
 Management fees, related party                         --    $   428,000
 Loan financing fees, related party                     --         85,000
 Loan interest, related party                           --        305,000
                                               -----------    -----------
  Total revenue                                    144,000        818,000
                                               -----------    -----------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits       369,000        637,000
 Professional fees                                 295,000        194,000
 Settlement costs                                  107,000             --
 Legal fees, related party                          98,000             --
 Rent, related party                                 7,000             --
 Amortization and depreciation                      33,000          9,000
 Consulting fees                                    43,000         65,000
 Patient service costs and expenses                 27,000             --
 Radiology expense                                   8,000             --
 Other general and administrative expenses         239,000        232,000
                                               -----------    -----------
  Total operating expenses                       1,226,000      1,137,000
                                               -----------    -----------
Loss from Operations                            (1,082,000)      (319,000)
Interest income, investments                        57,000         16,000
Loss on sale of marketable securities,
 related party                                          --       (124,000)
Gain on sale of marketable securities, other            --        487,000
Value of marketable securities issued to a
 related party to extend debt guarantees                --        (56,000)
Loss from investment write-off                          --       (950,000)
Interest expense                                    (6,000)       (23,000)
Other income                                         1,000          4,000
                                               -----------    -----------
Loss before share of income
 of unconsolidated affiliate                    (1,030,000)      (965,000)
Share of income of unconsolidated
 affiliates                                        293,000        257,000
                                               -----------    -----------
Net Loss                                         ($737,000)     ($708,000)
                                               ===========    ===========

Basic and Diluted Loss per Common Share:
 Net Loss                                      $     (0.46)        ($0.45)
                                               ===========    ===========

Weighted average number of common shares:
  Basic and diluted                              1,587,324      1,560,247
                                               ===========    ===========

See notes to unaudited consolidated financial statements.

                The Sagemark Companies Ltd. and Subsidiaries
             Consolidated Statements of Comprehensive Loss
                              Unaudited

                                                        Nine Months
                                                   Ended September 30,
                                               --------------------------
                                                  2001            2000
                                               -----------    -----------
Net Loss                                         ($737,000)     ($708,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains on available
  for sale securities                               (4,000)         8,000
 Reversal of net unrealized holding
  loss on sale of securities                            --        265,000
                                               -----------    -----------

Comprehensive Loss                               ($741,000)     ($435,000)
                                               ===========    ===========

See notes to unaudited consolidated financial statements.

                    The Sagemark Companies Ltd. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2001
                                    Unaudited
ASSETS
CURRENT ASSETS:
 Cash                                                           $  1,594,000
 Marketable securities, current                                        1,000
 Accounts receivable, net                                            141,000
 Other current assets                                                 79,000
                                                                ------------
Total current assets                                               1,815,000
Furniture, fixtures and equipment, net                             1,870,000
Marketable securities, restricted                                      6,000
Investment in unconsolidated affiliate                             3,703,000
Other assets                                                          28,000
                                                                ------------
TOTAL ASSETS                                                    $  7,422,000
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $    120,000
 Accrued dividends                                                    44,000
 Accrued payroll and related obligations                              61,000
 Accrued interest                                                      2,000
 Other accrued expenses                                               28,000
 Current portion of capitalized lease obligations                     13,000
 Note payable, current portion                                       137,000
                                                                ------------
Total current liabilities                                            405,000
                                                                ------------

Capitalized lease obligations                                         74,000
Notes payable                                                      1,621,000
                                                                ------------
Total long-term liabilities                                        1,695,000
                                                                ------------
TOTAL LIABILITIES                                                  2,100,000
                                                                ------------

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share                            3,000
 Common stock, par value $0.01 per share,
  (25,000,000 shares authorized, 1,670,343
  shares issued and 1,590,247 shares outstanding
  as of September 30, 2001)                                           17,000
 Additional paid-in-capital, common stock                         58,217,000
 Accumulated other comprehensive loss                                (26,000)
 Deferred compensation                                                (6,000)
 Accumulated deficit                                             (52,636,000)
 Less common stock in treasury, at cost                             (247,000)
                                                                ------------
Total shareholders' equity                                         5,322,000
                                                                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  7,422,000
                                                                ============

See notes to unaudited consolidated financial statements.

                     The Sagemark Companies Ltd. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                      Unaudited

                                                              Nine Months
                                                           Ended September 30,
                                                     ------------------------------
                                                         2001               2000
                                                     -----------        -----------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                             ($  737,000)       ($  708,000)
Adjustments to reconcile net loss
 to net cash used in operations:
  Loss on sale of marketable
   securities, related party                                  --            124,000
  Loss from investment write-off                           5,000            950,000
  Loss (Gain) on sale of marketable
   securities, other                                          --           (487,000)
  Value of marketable securities issued to a
   related party to extend debt guarantees                    --             56,000
  Depreciation and amortization                           33,000              9,000
  Share of income of unconsolidated
   affiliates                                           (293,000)          (257,000)
  Change in assets and liabilities:
   Accounts receivable                                  (141,000)                --
   Other current assets                                  (79,000)            33,000
   Accounts payable                                      (74,000)           (68,000)
   Accrued payroll and related expenses                   29,000             (4,000)
   Income taxes payable                                   (2,000)           (48,000)
   Other accrued expenses                                 28,000             40,000
   Accrued interest                                        2,000             (9,000)
                                                     -----------        -----------
Net cash used in operating activities                 (1,229,000)          (369,000)
                                                     -----------        -----------

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of marketable securities,
 related party                                                --            369,000
Proceeds from sale of marketable securities, other            --            308,000
Subscription payments for investment in
 unconsolidated affiliate                                     --         (2,109,000)
Collections from notes receivable
 repayments, other                                            --            689,000
Collections from notes receivable
 related party repayments, other                              --          2,605,000
Capital expenditures                                  (1,825,000)                --
                                                     -----------        -----------
Net cash used in investing activities                 (1,825,000)         1,862,000
                                                     -----------        -----------
                                                                         (continued)

                  The Sagemark Companies Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                                           Nine Months
                                                       Ended September 30,
                                                   ---------------------------
                                                      2001             2000
                                                   ----------       ----------
CASH FLOWS - FINANCING ACTIVITIES
 Deferred offering costs                               (2,000)               -
 Deferred financing costs                             (31,000)               -
 Loan proceeds                                      1,775,000                -
 Payments on capital lease obligations                 (1,000)          (4,000)
                                                   ----------       ----------
Net cash provided by (used in)
 financing activities                               1,741,000           (4,000)
                                                   ----------       ----------
Net increase (decrease) in cash                    (1,313,000)       1,489,000
Cash at the beginning of the period                 2,907,000        1,860,000
                                                   ----------       ----------
Cash at the end of the period                      $1,594,000       $3,349,000
                                                   ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                          $    5,000               --
                                                   ==========       ==========
 Income taxes                                      $    2,000       $   46,000
                                                   ==========       ==========

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2001:
The Company issued 6,000 shares of its Common Stock for the acquisition of Premier PET Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"), valued at $4,500.

The Company issued a warrant to purchase 12,000 shares of its Common Stock for $1.70 per share, to Ed Bright, Chairman of the Board. At the time that the warrant was issued, the market price of the Common Stock was $2.25 per share, resulting in $7,000 of deferred compensation which is being amortized over twenty-four months.

The Company entered into a capitalized lease obligation having a net present value of $72,000 resulting in a non cash increase in fixed assets.

During the nine months ended September 30, 2000:
In consideration of Trans Global Services, Inc.'s ("Trans Global") extension of a debt guarantee which the Company had previously given to Trans Global with respect to obligations owed to Trans Global by Arc Networks, Inc. ("Arc Networks"), the Company transferred to Trans Global, shares of Trans Global's common stock which the Company then owned having a value of $56,000. Trans Global and Arc Networks are former subsidiaries of the Company.

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

                   The Sagemark Companies Ltd. and Subsidiaries
               Footnotes to Unaudited Consolidated Financial Statements
               --------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain reclassifications were made to prior year amounts to conform to the current year presentation. In addition, the statement of operations for the three and nine months ended September 30, 2000 and the statement cash flows for the nine months ended September 30, 2000 have been restated in order to present the activities of Sagemark Capital under the equity method of accounting.

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

     The Stock Purchase Agreement requires the Company to provide working capital to Premier in the amount of $1 million, the proceeds of which will be used to establish and operate the PET Centers. As of September 30, 2001, the Company has provided Premier and its affiliates with $408,000 for working capital. To the extent required, the Company will guarantee Premier's obligations under any lease or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same.

(3) Equipment Financing for Premier P.E.T. Imaging of Wichita, Inc.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. As of September 30, 2001, the Company has utilized $1.758 million from the financing to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. Sagemark has guaranteed the financing. The Company paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc.

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

     The Company continues to own its limited partnership interest in Sagemark Capital (61.5% as of September 30, 2001), and Sagemark Capital will continue to be managed by its general partner, Sagemark Management, LLC ("Sagemark Management"); but, as a result of the change in management, the Company will have certain limited advisory and reporting rights with respect to the day to day operations of Sagemark Capital, requiring the Company to treat Sagemark Capital as an unconsolidated affiliate for financial statement reporting purposes using the equity method. See footnote (7) "Investment in Unconsolidated Affiliate".

(5) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2000 Form 10-KSB.

(6) Revenue Recognition

Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payers, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payers.

(7) Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2001, all of the Company's cash is placed with a high credit quality financial institution. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2001 the Company had $1.31 million of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. For the three and nine months ended September 30, 2001, $92,000, or 63.89% of net patient service revenue was from one governmental agency and $33,000, or 22.92% of net patient service revenue was from one commercial health insurance carrier. As of September 30,2001, $92,000, or 65.25% of accounts receivable was from one governmental agency and $33,000, or 23.4% of accounts receivable was from one commercial health insurance carrier.

(8) Investment in Unconsolidated Affiliate

     The Company entered into a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") on September 18, 2001 (the "Purchase Agreement"), pursuant to which the Company agreed to transfer to TAL a 27% limited partnership interest in Sagemark Capital owned by it in exchange for the 266,667 shares of the Company's common stock owned by TAL. The consummation of the exchange contemplated by the Purchase Agreement is subject to, among other things, the consent of the SBA. If the exchange is consummated, the Company will still own a 34.5% limited partnership interest in Sagemark Capital. In calendar year 2000, the Company committed to make $4,920,000 in capital contributions to Sagemark Capital and, as of September 30, 2001, all but $333,000 of such contributions has been made. The partnership's general partner has agreed to defer the remaining $333,000 capital contributions until all other Limited Partners make their required contributions and Sagemark Capital fully invests all its funds.

     The Company's September 30, 2001 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription                                $4,920,000
Subscriptions payable                               (333,000)
                                                  ----------
Capital contributions paid-in                      4,587,000
Expenses allocated to Sagemark Capital in 1999      (557,000)
Cumulative equity method losses                     (327,000)
                                                  ----------
Equity method investment balance                  $3,703,000
                                                  ==========

     The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

                                                           Three Months
                                                       Ended September 30,
                                                  ----------------------------
                                                      2001              2000
                                                  -----------        ---------
Income                                            $   430,000        $ 174,000
Operating expenses                                   (277,000)        (162,000)
Other non-operating expense                                --           (3,000)
Investment gains                                           --               --
                                                  -----------        ---------
Net income                                        $   153,000        $   9,000
                                                  ===========        =========

                                                            Nine Months
                                                       Ended September 30,
                                                  ----------------------------
                                                      2001              2000
                                                  -----------        ---------
Income                                             $1,429,000         $613,000
Operating expenses                                   (961,000)        (622,000)
Other non-operating income                                 --          254,000
Investment gains                                        9,000           12,000
                                                  -----------        ---------
Net income                                        $   477,000        $ 257,000
                                                  ===========        =========

As of September 30, 2001
------------------------
Investments at fair value                         $16,548,000
Other assets                                        1,187,000
SBA debentures                                     (7,500,000)
Other liabilities                                    (365,000)
                                                  -----------
Partnership capital                               $ 9,870,000
                                                  ===========

(9) Basic and Diluted Earnings (Loss) Per Share

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

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and nine month periods ended September 30, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings (loss) per share is not presented.

     During the three and nine months ended and as of September 30, 2001 options and warrants to purchase an aggregate of 646,333 shares of common stock at prices ranging from $1.13 to $4.50 per share were outstanding, which includes options to purchase an aggregate of 93,000 shares of common stock at $1.90 with terms ranging from four to six years, issued to five employees on August 3, 2001. During 2001 For the three and nine months ended September 30, 2000 options to purchase an aggregate of 718,333 shares of common stock at prices ranging from $3.63 to $7.50 per share were outstanding. Such items may dilute earnings per share in the future.

(10) Related Party Transactions

     The Company retains the legal services of Robert L. Blessey, a director. The fees for legal services provided by Mr. Blessey while he has been a director of the Company approximate $98,000 during the three and nine months ended September 30, 2001.

     The Company leases corporate office space from Premier Health Imaging, Inc. and Premier P.E.T. Imaging of Wichita, Inc. leases space from S&D Holdings, LLC. Premier Health Imaging, Inc. and S&D Holdings, LLC are owned by Dr. Stephen Schulman, the chief executive officer of Premier, a wholly owned subsidiary of the Company. Total lease payments to companies owned by Dr. Schulman during the three and nine months ended September 30, 2001 approximate $7,000.

(11) New Authoritative Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

     The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" in June 2001. Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over the useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

     The FASB has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

(12) Legal Proceedings

     On September 6, 2001, the matter entitled "Mitel Communications Solutions, Inc., f/k/a Mitel Communications Systems, Inc., v. ARC Networks, Inc., Consolidated Technology Group, Ltd., SIS Capital Corp., Technology Acquisitions, Ltd. and John Does 1-20" was resolved without costs to any party pursuant to a stipulation of discontinuance without prejudice.

     In September 2001, International Magnetic Imaging, Inc. ("IMI"), George W. Mahoney, the company's Chief Financial Officer, and John Does 1-100, settled an action commenced against them in December 1999 entitled "Expert Radiology Network, P.A. vs. Comprehensive Medical Imaging, Inc., et al" (the "Action"). IMI is a wholly owned subsidiary of the Company. IMI paid Expert radiology Network, P.A. $107,500 representing its 50% portion of the agreed upon settlement amount. The Action was dismissed with prejudice as a result of such settlement.

(13) Subsequent Events

     On October 24, 2001, Premier Pet Imaging of Arlington Heights, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum funding of $1,825,000. The financing proceeds will be used to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Arlington Heights, Illinois. The proposed financing will be guaranteed by Sagemark and its subsidiary, SIS Capital Corp. The Company has paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc.

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

Financial Condition - Liquidity and Capital Resources

     On September 30, 2001, we had working capital of $1.410 million, including $1.594 million of cash. During the 1st and 2nd quarters of 2001 we used $202,000 and $372,000, respectively, of working capital to fund our operating expenses. Our only source of working capital during the 1st and 2nd quarters of 2001 was $25,000 and $19,000, respectively, of interest income that we earned on our cash balances. During the 3rd quarter of 2001 we used $621,000 to fund our operations, during which time sources of working capital consisted of $144,000 of net patient service revenue and $13,000 of interest income earned on our cash balances. As of September 30,2001, our working capital includes $141,000 of accounts receivable of which, $92,000, or 65.25% is due from one governmental agency and $33,000, or 23.4%, is due from one commercial health insurance carrier.

     On May 14, 2001, we entered into a Stock Purchase Agreement to acquire Premier and PCI. Premier intends to establish and operate outpatient diagnostic imaging centers utilizing positron emission tomography scanning equipment. PCI intends to acquire and operate equipment that would manufacture flouro-deoxy-glucose and other radioisotopes that would be utilized in the diagnostic imaging procedures to be performed by Premier. The Stock Purchase Agreement requires that we commit $1 million of our working capital to fund the operating activities of Premier. As of September 30, 2001, we have provided Premier with $408,000 of working capital.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. As of September 30, 2001, the Company has utilized $1.758 million from the financing to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. Sagemark has guaranteed the financing. The Company paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc. Debt service on this financing over the next year will approximate $320,000.

     On October 24, 2001, Premier P.E.T. Imaging of Arlington Heights, Inc., a subsidiary of Premier, executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum funding of $1,825,000. The financing proceeds will be used to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Arlington Heights, Illinois. The proposed financing will be guaranteed by Sagemark and its subsidiary, SIS Capital Corp. The Company has paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc.

Results of Operations

     During the 1st and 2nd quarters of 2001 our efforts were focused on the acquisition and financing of Premier and PCI and no operating revenues were generated. During the 3rd quarter of 2001 we opened the Wichita PET Center which generated $144,000 of revenue. During the 1st, 2nd and 3rd quarters of 2000, our operations generated financial services revenues of $341,000, $263,000 and $216,000, respectively.

     Our operating expenses for the current quarter were $653,000, which is $288,000 more than they were in the prior period quarter. Our operating expenses for the current nine-month period were $1.226 million, which is $89,000 more than the prior comparable period. Our acquisition and organization activities significantly increased our professional fee costs for the current comparable periods and as more fully described in "Footnote 12" we paid $107,000 to settle a litigation matter in the 3rd quarter. Also, the current quarter includes patient service, radiology and operating expenses incurred by the PET Center in Wichita not incurred in any of the prior periods. Personnel costs for the 1st and 2nd quarters of 2001 were significantly reduced when compared to the comparable periods as we had fewer employees and our current executive officers accepted reduced compensation until we were able to complete the acquisition of Premier and PCI. Aggregate personnel costs for the 3rd quarter of 2001 approximated those of the comparable period reflecting increases related to the new operations of the PET Center in Wichita offset by decreases at the corporate executive level.

     Non-operating income for the current quarter and nine-month period includes $13,000 and $57,000, respectively, of interest income that we earned on our bank deposits. Non-operating income during the prior period quarter and nine-month period included $6,000 and $16,000, respectively of interest earned on bank deposits and $369,000 and $487,000, respectively of gains from the sale of marketable securities.

     Non-operating losses during the prior nine-month period included a $124,000 loss from the open market sale of Trans Global common shares and $56,000 representing the value of Trans Global common shares we transferred to Trans Global. The shares transferred to Trans Global were consideration for Trans Global's extension of a debt guarantee that we had previously given to Trans Global on obligations owed to Trans Global by Arc Networks. Trans Global and Arc Networks are former subsidiaries of the Company.

     Additionally, the prior period quarter and nine-month period included a loss of $950,000 for the write-off of our investment in Gavelnet preferred stock. The Gavelnet preferred stock was purchased in 1999 and in the 3rd quarter of 2000 was determined to be permanently impaired.

     We currently hold a 61.5% limited partnership interest in Sagemark Capital. Our share of the current quarter and nine-month period income of Sagemark Capital was $94,000 and $293,000, respectively. In the prior period quarter and nine-month period, our share of Sagemark Capital's income was $9,000 and $257,000, respectively. As of September 30, 2001, our cumulative share of Sagemark Capital's loss was $327,000. As of September 30, 2001, Sagemark Capital had $16.548 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, our net loss for the current quarter and nine-month period was $407,000, or $0.26 per share, and $737,000, or $0.46 per share, respectively. Our net loss for the prior period quarter and nine-month period was $736,000, or $.47 per share and $708,000, or $.45 per share, respectively.

     With only the PET Center in Wichita operational, Premier and PCI remain in their start-up phase and we expect to incur additional future operating losses. We believe that the most significant operating expense will continue to be personnel costs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     On September 6, 2001, the matter entitled "Mitel Communications Solutions, Inc., f/k/a Mitel Communications Systems, Inc., v. ARC Networks, Inc., Consolidated Technology Group, Ltd., SIS Capital Corp., Technology Acquisitions, Ltd. and John Does 1-20" was resolved without costs to any party pursuant to a stipulation of discontinuance without prejudice.

     In September 2001, International Magnetic Imaging, Inc. ("IMI") and George
W. Mahoney, the company's Chief Financial Officer, and John Does 1-100, settled an action commenced against them in December 1999 entitled "Expert Radiology Network, P.A. vs. Comprehensive Medical Imaging, Inc., et al" (the "Action"). IMI is a wholly owned subsidiary of the Company. IMI paid Expert radiology Network, P.A. $107,500 representing its 50% portion of the agreed upon settlement amount. The Action was dismissed with prejudice as a result of such settlement.

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

99.4  Form of Executive Employment Agreement dated May 25, 2001 between Theodore
      B. Shapiro and The Sagemark Companies Ltd.(2)

99.5  Form of Executive Employment Agreement dated June 14, 2001 between Edward
      D. Bright and The Sagemark Companies Ltd.(2)

99.6 Stock Purchase Agreement dated as of September 18, 2001 between The Sagemark Companies Ltd. and Technology Acquisitions Ltd.(3)

------------------
(1) - Incorporated by reference to the Registrant's Form 10-QSB filed on May 15, 2001.
(2) - Incorporated by reference to the Registrant's Form 8-K filed on June
      21, 2001.
(3) - Incorporated by reference to the Registrant's Form 8-K filed on October 3, 2001.

(b) Reports on Form 8-K

     An 8-K dated September 18, 2001 was filed reporting under Item 2. "Acquisition or Disposition of Assets", the Stock Purchase Agreement for the proposed share exchange between The Sagemark Company Ltd. and Technology Acquisitions Ltd.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The Sagemark Companies Ltd.



November 13, 2001                    By:  /s/ THEODORE B. SHAPIRO
                                        ----------------------------------------
                                     Name:  Theodore B. Shapiro
                                     Title: Chief Executive Officer,
                                     President and Director


November 13, 2001                    By:  /s/ GEORGE W. MAHONEY
                                        ----------------------------------------
                                     Name:  George W. Mahoney
                                     Title: Chief Financial Officer