Form 10KSB
period 2001-12-31
SAGEMARK COMPANIES LTD
filed 2002-04-15
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

                          Commission file Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           New York                                      13-1948169
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

      1285 Avenue of the Americas,
        35th Floor, New York, NY                                         10019
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code: (212) 554-4219

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $420,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of January 29, 2002 was approximately $6,304,088 million computed on the basis of the reported closing price of $4 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2002, the Registrant has 1,590,247 shares of its par value $0.01 Common Stock outstanding.

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

SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS, WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF SAGEMARK CAPITAL, LP, THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS, WE WILL REQUIRE SIGNIFICANT FINANCING TO FACILITATE THE GROWTH OF OUR BUSINESS, OUR EXISTING AND PLANNED BUSINESS OPERATIONS WILL DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS, WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE, THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

Item 1.  Description of Business.

Business Developments
---------------------

     In 1961 we were organized as a New York corporation under the name of Sequential Information Systems, Inc. In 1993 we changed our name to Consolidated Technology Group Ltd. In 1999 we changed our name to The Sagemark Companies Ltd. We are a publicly owned holding company and have controlling interests in our subsidiaries. Throughout this document our company and its subsidiaries may be collectively referred to as "We", "Our", "Sagemark", the "Company" or the "Registrant".

     On November 20, 2000, The Sagemark Companies Ltd., Frank DeLape and Richard Young entered into an agreement with Edward D. Bright to change the management of our company. Frank DeLape and Richard Young are our former officers. Edward
D. Bright was acting on his own behalf and on behalf of certain of our shareholders. This change in management resulted in the termination of Frank DeLape's and Richard Young's employment and stock option agreements and the resignation Frank DeLape, Richard Young and Steve Jones as our officers and directors. Contemporaneously, Edward D. Bright and Theodore B. Shapiro were appointed to our Board of Directors. On March 7, 2001, our Board of Directors appointed Theodore B. Shapiro as President and Chief Executive Officer and Edward D. Bright as Chairman of the Board. On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer.

     Prior to May 14, 2001, we operated as a financial services company. We are a limited partner of Sagemark Capital LP, which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Sagemark Capital LP has made investments and loans to companies engaged in e-commerce, telecommunications, and human resources outsourcing. In addition to the investments we made through Sagemark Capital LP, in 1999 and 2000, we made non-controlling, direct investments and loans to two privately held e-commerce companies, Gavelnet.com, Inc. and JewlersEdge.com, Inc. On November 20, 2000, we sold all of our equity interest in Gavelnet.com, Inc. and JewlersEdge.com, Inc. to a company owned by members of our former management team.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier P.E.T. Imaging International, Inc., executed an equipment financing commitment with DVI Financial Services, Inc. As of December 31, 2001, we have utilized all of the $1.758 million financing to purchase diagnostic imaging equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. We guaranteed this financing and paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc.

     On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation for 6,000 shares of our common stock. Premier P.E.T. Imaging International, Inc. was formed by its founders to acquire and operate outpatient diagnostic imaging centers which we call "PET Centers". Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation will receive an additional 319,500 shares of our common stock for each of the first six PET Centers established by Premier P.E.T. Imaging International, Inc. if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. These additional shares of common stock will have certain registration rights and in the event that either the outpatient diagnostic imaging centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of this acquisition, we have the right to repurchase these shares for one dollar.

     We also agreed to provide $1 million of working capital to Premier P.E.T. Imaging International, Inc. and as of December 31, 2001 $550,000 of such funds have been provided. Additionally, we have agreed to guarantee Premier P.E.T. Imaging International, Inc.'s obligations under any lease or purchase agreement between Premier P.E.T. Imaging International, Inc. and the manufacturer or supplier of the equipment necessary to operate the PET Centers.

     On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange in 2002, we have a 34.5% limited partnership interest in Sagemark Capital, LP. As of December 31, 2001, we had a 61.5% limited partnership interest in Sagemark Capital, LP, however; we have limited advisory and reporting rights with respect to the day to day operations of Sagemark Capital LP. As a result, Sagemark Capital, LP is not included in our consolidated financial statements as a consolidated subsidiary and is instead reported by us as an unconsolidated affiliate.

     On October 24, 2001, Premier P.E.T. Imaging International, Inc. executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum funding of $1.825 million. The financing proceeds will be used to purchase diagnostic equipment and to pay for leasehold improvements necessary to establish our second PET Center. We will guarantee the proposed financing and have paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc.

Our Business
------------

     Since May 14, 2001 we have been engaged in acquiring, organizing and operating our PET Centers. Our PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures we perform are used to detect cancer in the human body. We believe that positron emission tomography procedures are the preeminent method for early detection of cancer. Therefore we believe our investment in the PET Centers provides a significant opportunity to participate in a growth oriented medical diagnostic imaging market.

     We currently have a PET Center in Wichita, Kansas. Our intention is to acquire or establish additional PET Centers throughout the United States. During 2001 our PET Center generated $420,000 of net patient service revenue. Our largest revenue source in 2001 was from one governmental agency. Our second largest revenue source in 2001 was from a managed care contract with a large commercial insurance carrier. We plan to grow our business by entering into additional managed care contracts and marketing our services to doctors who may refer patients to our PET Centers.

     The performance of positron emission tomography procedures requires the use of flouro-deoxy-glucose. We obtain our radioisotopes from one vendor under a contract which has an initial term of six months and which may be extended for an additional six months. We believe we obtain our radioisotopes and other medical supplies at competitive prices and could find alternative sources at equally competitive prices. The performance of positron emission tomography procedures also requires the use of positron emission tomography scanning equipment. We plan to obtain our positron emission tomography scanning equipment from Siemens. The positron emission tomography scanning equipment that we have purchased was financed by DVI Financial Services, Inc. DVI Financial Services, Inc. has also financed our necessary leasehold improvements at our PET Center.

     Our most significant competition comes from hospitals that provide positron emission tomography procedures. Many states require that a provider of positron emission tomography procedures obtain a certificate of need in order to operate in designated geographical areas. A certificate of need is granted at the discretion of a state's medical board only after the need for a PET Center in a particular geographical area can be demonstrated. The large hospitals may have more political influence on the decisions made by the medical boards. However, we believe that the growth of the positron emission tomography industry will generate sufficient need for additional PET Centers in our targeted market areas. Further, once we have established PET Centers in our target market areas, the process to obtain a Certificate of Need may act as a barrier to entry against additional competitors.

     In order to perform positron emission tomography procedures we are required to obtain a radioactive materials license from a state in which we intend to operate. Compliance is achieved subject to radiation checks performed upon the finalization of leasehold improvements to a PET Center. We believe that we are in compliance with the government regulations and environmental laws pertaining to our business.

     We do not conduct research and development activities. We believe that our growth opportunity will be best achieved by utilizing positron emission tomography technologies that have already been developed and proven.

     As of December 31, 2001 we have eight employees who are all full-time employees.

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

We Have a History of Losses and Cash Flow Deficits
--------------------------------------------------

     For the year ended December 31, 2001 revenues were $420,000, loss from operations was $1.722 million and cash used in continuing operations was $1.676 million. For the year ended December 31, 2000 revenues were $877,000, loss from operations was $2.356 million, and cash used in continuing operations was $896,000. We expect to incur additional losses during the time period in which we are reviewing and negotiating potential opportunities to grow our medical diagnostic imaging centers. We cannot be assured that in the event we are able to establish or acquire additional medical diagnostic imaging centers that we will reverse the current trends of negative cash flow and operating losses.

We Lack Control Over the Operations and Decisions of Sagemark Capital, LP
-------------------------------------------------------------------------

     We own a limited partnership interest in Sagemark Capital, LP whose operations are controlled by its general partner, Sagemark Management, LLC. During the two years ended December 31, 2001, our share of Sagemark Capital LP's loss was $730,000 which included $586,000 of investment losses from Sagemark Capital LP's investment write-downs in several of its portfolio companies. As of December 31, 2001, Sagemark Capital, LP had $13.3 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. As a limited partner, to the extent that Sagemark Capital, LP incurs future losses, our share of such losses may be significant and therefore can have a significant adverse impact on us.

There is a Limited Market for Our Common Stock
----------------------------------------------

     Currently, the Company's Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the- Counter Bulletin Board (the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities which are owned by them.

Trading in Our Securities May Be Restricted Due to Compliance with Applicable
-----------------------------------------------------------------------------
  Penny Stock Regulations
  -----------------------

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules and regulations adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. These rules also impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers or institutional accredited investors. For transactions covered by this rule, broker-dealers must also make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to a sale. Consequently, the application of this rule to the trading of our common stock may affect the ability or willingness of broker-dealers to sell our securities and adversely affect market liquidity for such securities.

We Will Require Significant Financing to Facilitate the Growth of Our Business
------------------------------------------------------------------------------

     The financial requirements to establish or acquire each additional PET centers is in excess of $1.8 million. We will need continued funding from financing sources to implement our plans for growth. We have limited operating capital and if we are unable to obtain additional funding, it will have an adverse impact on our plans to grow our business.

Our Existing and Planned Business Operations Will Depend on the Services of Our
-------------------------------------------------------------------------------
  Executive Officers and Key Personnel
  ------------------------------------

     Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of the services of Theodore B. Shapiro, our Chief Executive Officer, President and Director, or George W. Mahoney, our Chief Financial Officer, could have a material adverse effect on the potential acquisition or establishment of additional PET Centers. Our PET Center operations rely significantly on the expertise and experience of Dr. Stephen Schulman, the President of our PET Center holding company. The loss of Dr. Schulman's services could have a significant impact on the operations and growth of our PET Centers.

Our Plans to Establish or Acquire Additional PET Centers May Result in
----------------------------------------------------------------------
  Significant Dilution of Our Existing Common Stockholders Ownership Interests
  ----------------------------------------------------------------------------

     We have agreed to issue 319,500 shares of our common stock for each of the first six PET Centers that Premier P.E.T. Imaging International, Inc. establishes or acquires if the PET Centers achieve positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of the PET Center's operations. If these shares are issued, there will be a significant dilution of our existing common stockholders ownership interest.

We Do Not Intend to Pay Any Dividends on the Company's Common Stock in the
--------------------------------------------------------------------------
  Foreseeable Future
  ------------------

     We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future. As described elsewhere in this Form 10-KSB, the holders of our preferred stock have rights senior to the holders of our common stock with respect to any dividends. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our common stock.

The Liability of Our Officers and Directors to the Company and Its Shareholders
-------------------------------------------------------------------------------
  is Limited
  ----------

     The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to us and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. As a result of these provisions, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing its officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders.

Item 2.  Description of Property

     We do not own any real property. We lease our executive offices located in New York, New York and our administrative offices in Boca Raton, Florida under short-term cancelable agreements. We lease space in a free standing building for our PET Center in Wichita, Kansas under a non-cancelable lease which expires in August of 2007.

Item 3.  Legal Proceedings

     Although we are a party to certain legal proceedings that have occurred in the ordinary course of business, we do not believe such proceedings to be of a material nature with the exception of the following which were dismissed with and without predjudice.

     On or about December 14, 1999, an action styled Expert Radiology Network, P.A. v. Comprehensive Medical Imaging, Inc.; International Magnetic Imaging, Inc., George Mahoney; and Joe Does 1 through 100 was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. CL99-11947AD. The action sought damages against International Magnetic Imaging, Inc., our inactive and discontinued subsidiary, in excess of $15,000 for alleged breaches of a contract and for allegedly fraudulently inducing Expert Radiology Network, P.A. to enter into said contract, under which Expert Radiology Network, P.A. was to read and interpret diagnostic imaging scans performed at certain magnetic resonance imaging centers previously owned by International Magnetic Imaging, Inc. The action also sought an accounting of amounts due and owing to Expert Radiology Network, P.A. under the contract. The contract was assigned to Comprehensive Medical Imaging, Inc., in March 1998 in connection with the sale of International Magnetic Imaging, Inc.'s assets to Comprehensive Medical Imaging, Inc. The third named Defendant, George Mahoney, is a former Chief Financial Officer of International Magnetic Imaging, Inc. and our current Chief Financial Officer. International Magnetic Imaging, Inc. answered the complaint, denying any liability and raised various affirmative defenses. In September 2001, International Magnetic Imaging, Inc., George W. Mahoney, and John Does 1-100, settled the action and International Magnetic Imaging, Inc. paid Expert Radiology Network, P.A. $107,500 representing its 50% portion of the agreed upon settlement amount. The action was dismissed with prejudice as a result of such settlement.

     On or about July 6, 1998, an action styled Ronald Feldstein v. Consolidated Technology Group, Inc. a Florida corporation was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. 98-5943-AG. The action sought damages in excess of $15,000 for an alleged breach by Consolidated Technology Group, Ltd. (our prior name) of an alleged consulting agreement under which we allegedly promised to deliver to Ronald Feldstein, 250,000 options to purchase stock of International Magnetic Imaging, Inc. at $3.50 per share, and 200,000 shares of the stock of Trans Global Services, Inc.. It is alleged that the shares of Trans Global Services, Inc. stock were to have been delivered by April 18, 1997. We answered Ronald Feldstein's complaint denying liability and asserting various defenses. We also propounded discovery requests, which were not answered by Ronald Feldstein. The Court ordered Ronald Feldstein to respond to the discovery requests, but Ronald Feldstein did not comply with the Court's order and on March 12, 2001, the Court dismissed the action without prejudice.

     In July 1999, Mitel Communications Solutions, Inc. served an amended complaint upon us, impleading us and SIS Capital Corp. and purportedly served Technology Acquisitions Ltd. in a case commenced against Arc Networks, Inc., in the Supreme Court of the State of New York, County of New York, styled, Mitel Communications Solutions, Inc. v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel Communications Solutions, Inc. sought to recover the sum of $1.7 million, allegedly pre-paid to Arc Networks, Inc. when Mitel Communications Solutions, Inc. engaged Arc Networks, Inc. as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel Communications Solutions, Inc. sought to recover the purported pre-payment with interest against all defendants, including the Company, SIS Capital Corp. and Technology Acquisitions Ltd. on a variety of legal and equitable theories. We responded by denying all of the relevant allegations set forth in the amended complaint and it was our position that we were in no way responsible for any liability Arc Networks, Inc. may or may not have had to the plaintiff under the facts as alleged by the plaintiff. We contested this case vigorously. We were advised that on December 1, 1999, Arc Networks, Inc. and Mitel Communications Solutions, Inc. entered into a settlement agreement pursuant to which, among other things, Arc Networks, Inc. agreed to perform certain work for Mitel Communications Solutions, Inc. and make a certain escrow payment. We were then advised that Arc Networks, Inc. had not made the required escrow payment; however, it continued to perform all work requested by Mitel Communications Solutions, Inc. under the terms of the settlement agreement. On September 6, 2001, the matter was resolved without costs to any party pursuant to a stipulation of discontinuance without prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Our common stock is traded on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol "SKCO". The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the OTC Bulletin Board Trading and Market services. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              Bid Prices
                             ------------
Quarter ended                High     Low
-------------                ----    ----
March 31, 2001              $1.38   $0.72
June 30, 2001               $2.50   $0.72
September 30, 2001          $5.17   $1.30
December 31, 2001           $4.00   $2.05

March 31, 2000              $5.25   $2.75
June 30, 2000               $5.75   $2.88
September 30, 2000          $3.84   $2.13
December 31, 2000           $3.00   $0.88

As of March 29, 2002, there were approximately 8,273 holders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

     Preferred Stock - As of December 31, 2001, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2001.

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

THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS, WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF SAGEMARK CAPITAL, LP, THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS, WE WILL REQUIRE SIGNIFICANT FINANCING TO FACILITATE THE GROWTH OF OUR BUSINESS, OUR EXISTING AND PLANNED BUSINESS OPERATIONS WILL DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS, WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE, THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

FINANCIAL REPORTING RELEASE NO. 60, WHICH WAS RECENTLY ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION, REQUIRES ALL REGISTRANTS TO DISCUSS CRITICAL ACCOUNTING POLICIES OR METHODS USED IN THE PREPARATION OF FINANCIAL STATEMENTS. NOTE 1 TO

THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDES A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES AND METHODS USED IN THE PREPARATION OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, THE COMPANY DOES NOT HAVE ANY INDIVIDUAL ACCOUNTING POLICY WHICH IS CRITICAL TO THE PREPARATION OF ITS CONSOLIDATED FINANCIAL STATEMENTS. IN MOST INSTANCES THE COMPANY MUST USE AN ACCOUNTING POLICY OR METHOD BECAUSE IT IS THE ONLY POLICY OR METHOD PERMITTED UNDER ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

Working Capital:
---------------

     On December 31, 2001, we had working capital of $1.5 million, including $1.119 million of cash. During 2001, we used $1.983 million of working capital to fund our operating expenses. Our sources of working capital during 2001 consisted of $420,000 of net patient service revenue and $64,000 of interest income earned on our cash balances. At December 31, 2001, our working capital includes $297,000 of accounts receivable of which, $162,000, or 55% is due from one governmental agency and $63,000, or 21%, is due from one commercial health insurance carrier.

     On May 14, 2001, we acquired Premier P.E.T. Imaging International, Inc. and agreed to provide $1 million of our working capital to fund its operating activities. As of December 31, 2001, we have provided Premier P.E.T. Imaging International, Inc. with $550,000 of working capital.

     On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc., a subsidiary of Premier P.E.T. Imaging International, Inc., executed an equipment financing commitment with DVI Financial Services, Inc. As of December 31, 2001, we have utilized all of the $1.758 million financing to purchase diagnostic imaging and related equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas. We guaranteed this financing and paid a non-refundable $16,200 commitment fee to DVI Financial Services, Inc. The financing requires the Company to maintain a $500,000 cash balance until the loan is repaid as well as a debt to tangible net worth ratio of no more than three to one.

     On October 24, 2001, Premier P.E.T. Imaging International Inc. executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum funding of $1.825 million. The financing proceeds are intended to be used to purchase diagnostic imaging and related equipment and to pay for leasehold improvements necessary to establish our second PET Center. We will guarantee the proposed financing and have paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc. The proposed financing requires the Company to maintain a $500,000 cash balance until the proposed loan is repaid as well as a debt to tangible net worth ratio of no more than three to one.

     During 2001, we financed the acquisition of computers and furniture and fixtures through long-term capital leases. Our existing debt service, including principal and interest for our debt with DVI Financial Services, Inc. and our long-term capital leases, approximates $420,000 for the upcoming year.

Results of Operations
---------------------

     During the 1st and 2nd quarters of 2001 our efforts were focused on the acquisition and financing of our first PET Center and no operating revenues were generated. During the 3rd quarter of 2001 we opened the Wichita PET Center which generated $420,000 of revenue. During 2000, our operations generated financial services revenues of $877,000.

     Our operating expenses for 2001 were $2.106 million, which is $513,000 less than in 2000. Our acquisition and organization activities significantly increased our professional fee costs for 2001. Additionally, during 2001 we settled all outstanding litigation claims and paid $107,000 to settle one such matter. Operating expenses for 2001 include $295,000 of patient service, radiology and operating costs incurred by the PET Center operations which were not incurred in 2000. Personnel costs for the 1st and 2nd quarters of 2001 were significantly reduced when compared to the comparable periods as we had fewer employees and our current executive officers accepted reduced compensation until we were able to establish our PET Center operations. Aggregate personnel costs for the 3rd and 4th quarters of 2001 approximated those of the comparable periods reflecting increases related to the new operations of the PET Center in Wichita offset by decreases at the corporate executive level. In addition, the 2001 acquisition of the PET Center equipment resulted in depreciation expense which was not incurred in the prior year.

     The 2000 operating expenses included $700,000 of related party bad debt expense reflecting a 100% provision applied to notes receivable due from JewlersEdge.com, Inc. and Joseph Sicinski. In 2000, we made loans to JewlersEdge.com, Inc. Frank DeLape is the beneficial owner of 24.3% of the common stock of JewlersEdge.com, Inc., and is a director of JewlersEdge.com, Inc. On February 14, 2001, we received notification from JewlersEdge.com, Inc. that, among other things, it had discontinued its operations. As a result, effective December 31, 2000, we recorded a reserve for $280,000, representing all amounts owed to us by JewlersEdge.com, Inc. In 1997, SIS Capital Corp., our wholly owned subsidiary, sold 258,333 shares of Trans Global Services, Inc. common stock to Joseph Sicinski, the president of Trans Global Services, Inc., our former subsidiary, for $1.67 per share, the fair market value of the Trans Global Services, Inc. common stock on the date of sale. Payment by Joseph Sicinski for such shares is evidenced by his $420,000, non-interest bearing, promissory note due in 2002. Pursuant to the terms of Joseph Sicinski's promissory note, our only recourse against Joseph Sicinksi is the underlying shares which he purchased. Based on the significant decrease in the value of the underlying Trans Global Services, Inc. shares, we recorded a reserve of $420,000 against the promissory note on December 31, 2000.

     Non-operating income for 2001 consisted of $64,000 of interest income that we earned on our bank deposits. Non-operating income for 2000 included $53,000 of interest earned on bank deposits and $487,000 of gains from the sale of marketable securities. Non-operating losses during 2000 included a $124,000 loss from the open market sale of shares of Trans Global Services, Inc. common stock and a loss of $950,000 for the write-off of our investment in Gavelnet.com, Inc.'s preferred stock.

     As of December 31, 2001 we held a 61.5% limited partnership interest in Sagemark Capital, LP. For 2001 our share of loss of Sagemark Capital, LP was $110,000. In 2000, our share of loss of Sagemark Capital, LP was $620,000. As of December 31, 2001, our cumulative share of Sagemark Capital's loss was $730,000. As of December 31, 2001, Sagemark Capital, LP had $13.275 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, our net loss for 2001 was $1.832 million, or $1.15 per share, and for 2000 was $2.979 million, or $1.91 per share.

     We established the Wichita PET Center in the third quarter of 2001 pursuant to our plan to establish and operate PET imaging centers throughout the United States. Subsequent to the acquisition of Premier in May 2001, we expended significant time, effort and funds identifying and negotiating acquisitions of additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete such negotiations and have the required capital and financing available to do so. We are in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional centers commence their operations.

Item 7.  Financial Statements

     The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance With Section 16(a) of the Exchange Act

     Officers are elected by, and serve at the pleasure of our board of directors. Set forth below is information concerning our directors and executive officers as of December 31, 2001.

Name                         Age      Position with the Company
----                         ---      -------------------------
Theodore B. Shapiro          66       Chief Executive Officer, President, and
                                       Director
Edward D. Bright             65       Chairman of the Board
Dr. Stephen A. Schulman      66       Director, and Chief Executive Officer
                                       of Premier P.E.T. Imaging International,
                                       Inc.
George W. Mahoney            41       Chief Financial Officer
Robert L. Blessey            56       Director and Secretary

     Theodore B. Shapiro has served as our Chief Executive Officer and President since March 2001, and as a member of our board of directors since November 2000. From January 1998 until October 2000, Mr. Shapiro was the Chief Executive Officer, President and a Director of Trimol Group, Inc., a public holding company with controlling investments in companies operating in the banking, insurance and hotel industries. From 1992 to 1997, Mr. Shapiro was the Vice-Chairman of the board of directors of EMX Corporation, a research and development technology firm.

     Edward D. Bright has served as the Chairman of our board of directors since November 2000 and previously in such capacity from April 1998 through April 1999. Since April 1998, Mr. Bright has also served as Chairman of the board and a Director of Netsmart Technologies, Inc., a public company that is a leader in the design, development, implementation and licensing of management information systems for the behavioral health care industry through its wholly-owned operating subsidiary, Creative Socio-Medics Corp. From January 1996 until April 1998, Mr. Bright was an executive officer of and advisor to Creative Socio-Medics Corp.

     Dr. Stephen A. Schulman has served as a member of our board of directors and as Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, since May 2001. Since April 1998 Dr. Schulman has been the Chief Executive Officer of Premier Health Services, Inc., a private company he founded, which operates multi-modality outpatient diagnostic imaging centers. From October 1994 to April 1998, Dr. Schulman was the President and a Director of International Magnetic Imaging, Inc., an owner and operator of multi-modality outpatient diagnostic imaging centers and one of our former operating subsidiaries.

     George W. Mahoney has served as our Chief Financial Officer since May 2001 and served us in the same capacity from October 1994 until May of 1999. During the period from May 1999 until May 2001 Mr. Mahoney was the sole proprietor of Decisive Business Consulting, LLC, a financial services consulting firm.

     Robert L. Blessey has served as a member of our board of directors and Secretary since May 2001. For more than the past five years, Mr. Blessey has practiced law and is of counsel to the New York based law firm of Gusrae Kaplan and Bruno.

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

     The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for the year 2001, our last completed fiscal year.

                                                                                Long-term Compensation
                                                                            ------------------------------
                                                                                   Awards          Payouts
                                                                            -------------------   --------
                                              Annual Compensation                      Securi-
                                        --------------------------------                ties
                                                                 Other         Re-      Under-                  All
                                                                 Annual     stricted    lying      LTIP        Other
                                                                 Compen-     Stock     Options/   Payouts     Compen-
Name and Principal Position      Year    Salary      Bonus       sation      Awards     SARs(#)     ($)      sation($)
------------------------------   ----   --------   --------     --------    --------   --------   --------   ---------

Theodore B. Shapiro,
 Chief Executive Officer and     2001   $173,000         --   $ 24,000(a)         --        (c)         --          --
 President since November 2000   2000   $ 11,000         --   $  3,000(a)         --         --         --          --

Stephen A. Schulman,
 Director, and
 Chief Executive Officer of
 Premier P.E.T. Imaging
 International, Inc.
 since May 2001                  2001   $ 98,000         --   $  4,000(a)         --    100,000         --          --

George W. Mahoney,
 Chief Financial Officer         2001   $101,000         --   $ 11,000(a)         --     45,000         --          --
 since March 2001                1999   $ 95,000         --   $ 48,000(b)         --         --         --          --

     (a)  Other annual compensation consists of fringe benefits.
     (b) Other annual compensation includes early termination compensation related to a prior employment agreement.
     (c) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%.

Option/SAR Grants in 2001
-------------------------

     The following table presents information regarding the options and stock appreciation rights to purchase shares of our common stock issued to our executive officers who are included in the preceding summary compensation table for 2001.

                          Number of
                          Securities     % of Total
                          Underlying    Options/SARs   Exercise
                          Options/       Granted to     or Base
                             SARs       Employees in     Price      Expiration
Name                      Granted (#)       2001       ($/Share)       Date
-----------------------   -----------   ------------   ---------  --------------
Theodore B. Shapiro (1)

Dr. Stephen A. Schulman     100,000          16%        $1.310    May 20, 2006

George W. Mahoney            45,000           7%        $1.900    August 2, 2005

(1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%; the first of such warrants, covering an aggregate of 125,000 shares of common stock, is exercisable at $1.125 per share, expires on March 6, 2006 and represents 19% of the total options and SARs granted to employees in 2001; the second of such warrants, covering an aggregate of 150,000 shares of common stock, is exercisable at $1.125 per share, expires on March 6, 2006 and represents 23% of the total options and SARs granted to employees in 2001; and the third of such warrants, covering an aggregate of 100,000 shares of common stock, is exercisable at $1.70 per share, expires on May 24, 2006 and represents 16% of the total options and SARs granted to employees in 2001.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

     The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2001.

                                                       Number of
                                                       Securities                 Value of
                                                       Underlying               Unexercised
                                                      Unexercised               In-the-Money
                                                      Options/SARs              Options/SARs
                            Shares                   at Year End(#)            at Year End($)
                           Acquired     Value     ---------------------   -----------------------
                             On         Real-     Exercis-   Unexercis-    Exercis-    Unexercis-
Name                      Exercise(#)   ized($)     able        able         able         able
-----------------------   -----------   -------   --------   ----------   ----------   ----------
Dr. Stephen A. Schulman        --          --      33,334      66,666      $ 89,668     $179,332
George W. Mahoney              --          --      15,000      30,000      $ 31,500     $ 63,000


Compensation of Directors
-------------------------

     We do not have a standard arrangement to compensate the members of our board of directors for serving in such capacity.

     On June 14, 2001, we entered into an agreement to pay Edward D. Bright our Chairman of the board of directors, $70,000 a year for one year. During 2001, Mr. Bright received compensation of $65,000 and fringe benefits of $8,000. In addition, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of our common stock at $1.70 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately

$7,000 of compensation expense. During 2001, $2,000 of such compensation expense was recognized as an expense in the statement of operations and $5,000 is recorded as deferred compensation, a separate component of stockholders' equity. On March 7, 2001, the Company granted to Mr. Bright a five year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.125 per share, which was the market price at the date of grant.

     On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Robert L. Blessey, a member of our board of directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. Mr. Blessey is our general counsel and during 2001 we paid him $111,000 for legal services which he provided for us.

Employment Agreements
---------------------

     On May 25, 2001 we entered into an employment agreement with Theodore B. Shapiro our President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of our net pre-tax profits. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 15,000 shares of our common stock for each $1,000,000 of net pre-tax profits earned by us for a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of our common stock on the date the warrant is issued. We also issued to Tara Capital, Inc., a corporation in which Mr. Shapiro is a 10% owner, a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of our common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shaprio's warrant was granted equaled the exercise price and no compensation expense was incurred.

     On May 17, 2001 we entered into an employment agreement with Dr. Stephen A. Schulman to serve as the Chief Executive Officer of our subsidiary, Premier P.E.T. Imaging International, Inc. for a term of five years. Dr. Schulman will earn $160,000 each year for a total base salary of $800,000 over the five year period. Dr. Schulman will receive payments of $200,000 a year beginning with the second year of the agreement for four years. Dr. Schulman is entitled to receive an annual bonus equal to 5% of Premier P.E.T. Imaging International, Inc.'s net pre-tax profits. Dr. Schulman will receive a five year incentive common stock purchase warrant to purchase up to 15,000 shares of our common stock for each $1,000,000 of net pre-tax profits earned by Premier P.E.T. Imaging International, Inc. for a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Dr. Schulman will be exercisable at a price equal to the closing price of our common stock on the date the warrant is issued. We also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares of our common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Dr. Shulman's warrant was granted equaled the exercise price and no compensation expense was incurred.

     On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon the acquisition of Premier PET Imaging International, Inc., Mr. Mahoney's salary was increased to $140,000. In addition, on August 3, 2001, we granted to Mr. Mahoney, an option to purchase 45,000 shares of our common stock at an exercise price of $1.90. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table presents certain information regarding the beneficial ownership of our Common Stock as of December 31, 2001 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

     Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2001 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                             Amount            Percent
                                           and Nature            of
                                               of              Common
                                           Beneficial          Stock
Name and address of Beneficial Owner       Ownership        Outstanding(a)
------------------------------------       ----------       --------------
Officers and Directors:
 Theodore B. Shapiro
 3505 S. Ocean Blvd.
 Highland Beach, FL 33487                   30,933(b)              2%

 Dr. Stephen A. Schulman
 501 So. Ocean Blvd.
 Boca Raton, Florida 33432                  36,226(c)              2%

 George W. Mahoney
 21082 Sweetwater Lane North
 Boca Raton, FL 33428                       15,000(d)              1%

 Edward D. Bright
 33 Harbor Drive West
 Blue Point, NY 11715                       25,212(e)              2%

 Robert L. Blessey
 51 Lyon Ridge Road
 Katonah, NY 10536                          13,477(f)              (g)

Officers and directors as
 a group (5 persons)                       120,848(h)              7%

Other Beneficial Owners:
 Technology Acquisitions, Ltd.
 700 Gemini Street
 Houston, Texas 77058                      266,667                14%

 Frank DeLape
 700 Gemini Street
 Houston, Texas 77058                      290,667(i)             15%

(a) The "Percent of Common Stock Outstanding" is based on the 1,590,247 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(b) Includes 10% of (i) 997 shares of common stock owned by Tara Capital, Inc. ("Tara"), (ii) 275,000 shares of common stock issuable to Tara pursuant to two fully vested common stock purchase warrants owned by it, and (iii) 33,334 shares of common stock constituting the number of vested shares issuable to Tara pursuant to another common stock purchase warrant owned by it. Tara is a company owned by Mr. Shapiro and certain of his relatives. Mr. Shapiro owns 10% of Tara.

(c) Includes 2,892 shares owned by Pamels Corp., a company controlled by Dr. Schulman, and 33,334 shares issuable to Dr. Schulman representing the vested portion of a stock purchase warrant.

(d) Includes 15,000 shares issuable to Mr. Mahoney representing the vested portion of a stock option.

(e) Includes 9,379 shares owned by Mr. Bright and 15,833 shares issuable to Mr. Bright representing the vested portion of a stock option and stock purchase warrants.

(f) Includes 977 shares owned by Bocara Corp., a company controlled by Mr. Blessey and 12,500 shares issuable to Mr. Blessey representing the vested portion of a stock purchase warrant.

(g)  Less than 1%.

(h) Includes 14,225 shares owned by the officers and directors and an aggregate of 385,001 shares issuable to the officers and directors representing the vested portion of stock options and stock purchase warrants.

(i) Includes 24,000 shares owned by Frank DeLape and 266,667 shares owned by Technology Acquisitions Ltd. Mr. DeLape is the Chief Executive Officer of TAL and may have, or be deemed to have, beneficial ownership of such shares.

Item 12. Certain Relationships and Related Transactions

     In 1997, SIS Capital Corp., our subsidiary, sold 258,333 common shares of Trans Global Services, Inc. to Joseph Sicinski, the president of Trans Global Services, Inc., for $1.67 per share, the fair market value of the Trans Global Services, Inc. common stock on the date of sale. Payment by Joseph Sicinski for such shares is evidenced by his $420,000, non-interest bearing, non-recourse promissory note due in 2002. Pursuant to the terms of the promissory note, our only recourse against Joseph Sicinksi is the underlying shares which he purchased. Based on the significant decrease in the value of the underlying Trans Global Services, Inc. shares, we recorded a reserve of $420,000 in 2000.

     On June 10, 1999 we executed an agreement with Benchmark Equity Group, a privately held company wholly owned by Frank DeLape, our former Chief Executive Officer, pursuant to which we paid it $69,000 for our allocable portion of shared office and administrative support services. This agreement was terminated on November 20, 2000.

     On September 7, 1999, we acquired 100,000 shares of the 12% convertible preferred stock of Gavelnet.com, Inc. for $950,000. Concurrent with our investment, Technology Acquisitions Ltd. (the owner of 16% of our common stock) invested $1 million in Gavelnet.com, Inc. on substantially the same terms. Prior to our investment in Gavelnet.com, Inc., certain affiliates and related parties of Benchmark Equity Group acquired approximately 4.1 million common shares, on a fully diluted basis, of Gavelnet.com, Inc. for financial investment and other services that enabled Gavelnet.com, Inc. to satisfy certain criteria in validating its business model. Benchmark Equity Group owns 100% of Technology Acquisition Ltd.'s voting stock. In September 2000, we recorded a permanent investment write-off of our $950,000 investment as a result of our review of the realizable value of the Gavelnet.com, Inc. preferred shares.

     On January 1, 2000, we entered into an agreement with Sagemark Management LLC whereby Sagemark Management LLC, the general partner of Sagemark Capital, LP, reimbursed us $477,000 for certain employee and other expenses incurred on behalf of Sagemark Capital, LP. This agreement was terminated on November 20, 2000.

     In March 2000, we loaned JewelersEdge.com, Inc. $250,000 pursuant to a note bearing interest at 13% per annum with principal due thirteen months from the date of execution and we received warrants to purchase 137,500 shares of JewelersEdge.com, Inc. common stock. In June 2000, we advanced JewelersEdge.com, Inc. $3,000 pursuant to a convertible note receivable. Frank DeLape, our former Chief Executive Officer, is the beneficial owner of 24.3% of the common stock of JewelersEdge.com, Inc., and is a director of JewelersEdge.com, Inc. During 2000 we earned $26,000 of interest income and $10,000 of financing fees pursuant to the JewelersEdge.com, Inc. note. As of December 31, 2000, the outstanding principal and accrued interest owed on the JewlersEdge.com, Inc. note receivable aggregated $280,000. On February 14, 2001, we received notification from JewlersEdge.com, Inc. that, among other things, it had discontinued its operations. As a result, effective December 31, 2000, we recorded a reserve of $280,000, representing all amounts owed to us by JewelersEdge.com, Inc.

     On September 6, 2000 we received from Arc Networks, Inc., a former subsidiary, $3.053 million representing payment of all principal and accrued interest then due from Arc Networks, Inc. pursuant to Arc Networks, Inc.'s outstanding promissory note to us. During 1999, we received warrants to purchase common stock of InfoHighway Communications Corporation, Arc Networks, Inc.'s parent, in consideration for our extension of the repayment date of the Arc Networks, Inc. note. Such warrants were sold to InfoHighway Communications Corporation in September 2000 for $369,000. In connection with the Arc Networks, Inc. note we earned interest income of $287,000 and financing fees of $75,000 during 2000. Trans Global Services, Inc., our former subsidiary, was the holder of a $1.2 million promissory note issued by Arc Networks, Inc. We guaranteed the outstanding indebtedness of Arc Networks, Inc. to Trans Global Services, Inc. under such note. On September 6, 2000, InfoHighway Communications Corporation paid, on behalf of Arc Networks, Inc., all outstanding indebtedness of Arc Networks, Inc. to Trans Global Services, Inc. Effective upon such payments by InfoHighway Communications Corporation, our aforementioned guaranties were canceled and are no longer in force or effect. Prior to InfoHighway Communications Corporation 's payment of Arc Networks, Inc.'s obligation to Trans Global Services, Inc., we transferred to Trans Global Services, Inc., in consideration of Trans Global Services, Inc.'s extension of the maturity of said debt, 50,000 shares of its Trans Global Services, Inc. common shares owned by it which was valued at $56,000.

     On November 20, 2000, we sold our Gavelnet.com, Inc. and JewelersEdge.com, Inc. shares for $3.5 million to Gemini VII, Inc., a company with negligible assets and liabilities which is owned by Frank DeLape, our former Chief Executive Officer, and Richard Young, our former President and Chief Operating Officer. The $3.5 million purchase price was paid by Gemini VII, Inc.'s non-interest bearing, non-negotiable promissory note due on the later of November 30, 2009 or the date of expiration of the term of the Sagemark Capital, LP partnership agreement. The Gemini VII, Inc. note requires mandatory prepayments as follows: (i) if Sagemark Management LLC receives distributions from Sagemark Capital, LP, then 50% of such distributions must be prepaid on the Gemini VII, Inc. note (less any applicable taxes and less up to 33% of such distribution as may be payable to a member of Sagemark Management LLC) or (ii) if Gemini VII, Inc. receives proceeds from the sale of any or all of its shares of Gavelnet.com, Inc. or JewlersEdge.com, Inc., the full amount of such proceeds must be used to prepay the Gemini VII, Inc. note. The Gemini VII, Inc. note is with recourse to Gemini VII, Inc. only to the extent of any breach of such mandatory prepayment provisions and the principal amount of the Gemini VII, Inc. note will be reduced at the maturity date by an amount equal to the difference between such principal and the aggregate amount of all such distribution and sale proceeds actually received prior to the maturity date. The obligations of Gemini VII, Inc. under the Gemini VII, Inc. note, to the extent that there is recourse against Gemini VII, Inc., is severally personally guaranteed by Frank DeLape and Richard Young, but only to the extent that either of such individuals receives the proceeds of any such distributions (less the amount of all applicable Federal, state and local taxes computed at the maximum applicable tax rate). There is no assurance that any such distribution or sale proceeds will be received or, if so, when and to what extent and as a result of such contingencies, we have not recorded any receivable or gain related to our sale of the Gavelnet.com, Inc. and JewlersEdge.com, Inc. shares. On September 18, 2001 pursuant to a separate agreement between us, Gemini VII, Inc., Frank DeLape and Richard Young, and in further consideration of the agreement by Technology Acquisitions Ltd. to transfer the 266,667 shares of our common stock owned by Technology Acquisitions Ltd. to us pursuant to the Technology Acquisitions Ltd. Purchase Agreement, we agreed, subject to and simultaneous with the closing under the Purchase Agreement, to cancel the Gemini VII, Inc. note and the related guaranty.

     As a part of the November 20, 2000 change in management, all our furniture and fixtures as of November 20, 2000 were transferred to Sagemark Management, LLC. The net book value of the furniture and fixtures on November 20, 2000 was $71,000. In addition, on November 20, 2000 Sagemark Management LLC assumed all of our then existing capital lease obligations having a net present value of $3,000. As a result of the above, we recorded a loss on disposal of fixed assets of $68,000.

     On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation for 6,000 shares of our common stock. Theodore B. Shapiro, our Chief Executive Officer, President and a member of our board of directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, a member of our board of directors and our Secretary, is a shareholder of Bocara Corporation. Dr. Schulman, a member of our board of directors and Chief Executive Officer of Premier P.E.T. Imaging International, Inc. is a shareholder of Pamels Corp.

     Robert L. Blessey is a member of our board of directors and is our general counsel. During 2001 we paid legal fees of $111,000 to Mr. Blessey.

     During 2001, we made aggregate lease payments of $24,000 for our administrative offices in Boca Raton, Florida and a building for our PET Center in Wichita, Kansas from companies controlled by Dr. Schulman, a member of our board of directors and the Chief Executive Officer of our subsidiary, Premier P.E.T. Imaging International, Inc.

     On September 18, 2001, we agreed to transfer a 27% limited partnership interest in Sagemark Capital, LP to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange in 2002, we will have a 34.5% limited partnership interest in Sagemark Capital, LP.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b)  Reports on Form 8-K - On October 3, 2001 we filed an 8-K reporting under
Item 2 the sale of a portion of our limited partnership interest in Sagemark Capital, LP to Technology Acquisitions, Ltd.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.


/s/ THEODORE B. SHAPIRO
------------------------------
Theodore B. Shapiro
Chief Executive Officer, President and Director
March, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
------------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 10, 2002

/s/ EDWARD D. BRIGHT
------------------------------
Edward D. Bright
Chairman of the Board
April 10, 2002

/s/ GEORGE W. MAHONEY
------------------------------
George W. Mahoney
Chief Financial Officer
April 10, 2002

/s/ ROBERT L. BLESSEY
------------------------------
Robert L. Blessey
Secretary and a Director
April 10, 2002

/s/ DR. STEPHEN A. SCHULMAN
------------------------------
Dr. Stephen A. Schulman
Director
April 10, 2002

Index to Exhibits
-----------------

Exhibit No.       Description of Document
-----------       -----------------------
(3)(i)            Certificate of Incorporation.(1)
(3)(ii)           By-laws.(1)
(21)              Subsidiaries of the Registrant.
(99.1)            Financial Statements

(1) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.

Exhibit (21) List of Subsidiaries of the Registrant

                                                         State of
Company                                                  Incorporation
----------------                                         -------------
SIS Capital Corp.                                        Delaware
Premier P.E.T. Imaging International, Inc.               Delaware
Premier Cyclotron International Corp.                    Delaware
Premier P.E.T. Imaging of Wichita, Inc.                  Kansas
Premier Pet Imaging of Arlington Heights, Inc.           Illinois

There are no other subsidiaries with significant operations or liabilities.

Exhibit (99.1)
Consolidated Financial Statements

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                   The Sagemark Companies, Ltd. and Subsidiary
                        Consolidated Financial Statements
                                December 31, 2001

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York


     We have audited the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



MOORE STEPHENS, P.C.
Certified Public Accountants,

Cranford, New Jersey
March 22, 2002

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2001
---------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash                                                             $1,119,000
Accounts receivable, net                                            297,000
Marketable securities, current                                        9,000
Other current assets                                                 75,000
---------------------------------------------------------------------------
Total current assets                                              1,500,000
---------------------------------------------------------------------------

FIXED ASSETS:
Furniture, equipment and leasehold improvements, net              1,708,000
Equipment held under capitalized lease obligations, net             109,000
---------------------------------------------------------------------------
Total fixed assets                                                1,817,000
---------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                            3,300,000
Marketable securities, restricted                                     7,000
Other assets                                                         43,000
---------------------------------------------------------------------------
Total other assets                                                3,350,000
---------------------------------------------------------------------------
TOTAL ASSETS                                                     $6,667,000
===========================================================================

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2001
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                               $    348,000
Accrued payroll                                                     117,000
Accrued dividends                                                    44,000
Other accrued expense                                                53,000
Current portion of notes payable                                    208,000
Current portion of capitalized lease obligations                     18,000
---------------------------------------------------------------------------
Total current liabilities                                           788,000
---------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                     1,550,000
Capitalized lease obligations                                        92,000
---------------------------------------------------------------------------
Total long-term debt                                              1,642,000
---------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (footnotes 12 and 18)

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                            3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 1,670,343 shares issued and 1,590,247
 shares outstanding as of December 31, 2001)                         17,000
Additional paid-in-capital, common stock                         58,217,000
Accumulated other comprehensive loss                                (17,000)
Accumulated deficit                                             (53,731,000)
Deferred compensation expense                                        (5,000)
Less common stock in treasury, at cost                             (247,000)
---------------------------------------------------------------------------
Total shareholders' equity                                        4,237,000
---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  6,667,000
===========================================================================

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,                                  2001           2000
-----------------------------------------------------------------------------
Net patient service revenue                        $   420,000    $        --
Management fees, related party                              --        477,000
Loan interest, related party                                --        313,000
Loan interest, other                                        --          2,000
Loan financing fees, related party                          --         85,000
-----------------------------------------------------------------------------
Total revenue                                          420,000        877,000
-----------------------------------------------------------------------------
Operating expenses:
 Salaries, payroll taxes and fringe benefits           623,000        785,000
 Professional fees                                     457,000        498,000
 Legal fees paid to a related party                    111,000             --
 Other general and administrative expenses             482,000        316,000
 Depreciation and amortization                         120,000          9,000
 Settlement costs                                      107,000             --
 Patient service costs and expenses                    104,000             --
 Consulting fees                                        48,000        140,000
 Radiology expense                                      30,000             --
 Rent paid to a related party                           24,000             --
 Related party bad debt                                     --        700,000
 Executive contract termination expense                     --        171,000
-----------------------------------------------------------------------------
Total operating expenses                             2,106,000      2,619,000
-----------------------------------------------------------------------------
Loss from operations                                (1,686,000)    (1,742,000)
Interest income, investments                            64,000         53,000
Interest expense                                       (56,000)        (4,000)
Other expense                                          (45,000)            --
Other income                                             1,000         48,000
Loss from permanently impaired investments                  --       (950,000)
Gain on sale of related party
 non marketable securities                                  --        369,000
Loss on sale of marketable securities, related party        --       (124,000)
Gain on sale of marketable securities, other                --        118,000
Loss on disposal of fixed assets                            --        (68,000)
Value of marketable securities issued to a
 related party to extend debt guarantees                    --        (56,000)
-----------------------------------------------------------------------------
Loss from continuing operations before
 share of loss of unconsolidated
 affiliate and income taxes                         (1,722,000)    (2,356,000)
Share of loss of unconsolidated affiliates            (110,000)      (620,000)
Income tax expense                                          --         (3,000)
-----------------------------------------------------------------------------
Net loss                                           ($1,832,000)   ($2,979,000)
=============================================================================
Basic and diluted loss per common share:
 Net loss                                               ($1.15)        ($1.91)
=============================================================================
Weighted average common shares outstanding           1,588,061      1,563,001
=============================================================================

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31,                                  2001           2000
-----------------------------------------------------------------------------

Net loss                                           ($1,832,000)   ($2,979,000)
-----------------------------------------------------------------------------
Other comprehensive income (expense):
 Unrealized holding gains (losses) on
  available for sale securities                          5,000        (11,000)
 Reversal of net unrealized holding loss
  on sale of securities                                     --        265,000
-----------------------------------------------------------------------------
   Total unrealized investment holding
    Income                                               5,000        254,000
-----------------------------------------------------------------------------
Comprehensive loss                                 ($1,827,000)   ($2,725,000)
=============================================================================

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,                                  2001           2000
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           ($1,832,000)   ($2,979,000)
Adjustments to reconcile net loss
 to net cash used in operations:
   Share of loss of unconsolidated
    Affiliates                                         110,000        620,000
   Depreciation and amortization                       120,000          9,000
   Loss from permanently impaired investments            5,000        950,000
   Stock option compensation expense                     3,000             --
   Related party bad debt expense                           --        700,000
   Gain on sale of related party non marketable
     Securities                                             --       (369,000)
   Loss on sale of marketable securities,
     related party                                          --        124,000
   Gain on sale of marketable securities, other             --       (118,000)
   Loss on disposal of fixed assets                         --         68,000
   Value of marketable securities issued to a
    related party to extend debt guarantees                 --         56,000
   Stock compensation portion of executive
    contract termination expense                            --         51,000
   Other non-cash components of operating activities        --        (27,000)
   Change in assets and liabilities:
     Accounts receivable, net                         (297,000)            --
     Other current assets                              (75,000)        32,000
     Accounts payable                                  154,000         14,000
     Accrued payroll and related expenses               85,000         28,000
     Income taxes payable                               (2,000)       (46,000)
     Other accrued expense                              53,000             --
     Accrued interest                                       --         (9,000)
-----------------------------------------------------------------------------
Net cash used in operations                         (1,676,000)      (896,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets                               (1,859,000)        (5,000)
Collections from notes receivable repayments,
 related party                                              --      3,828,000
Subscription payments for investment in
 unconsolidated affiliate                                   --     (2,453,000)
Advances made on notes receivable,
 related party                                              --     (1,130,000)
Collections from notes receivable
 repayments, other                                          --        689,000
Proceeds from sale of related party
 non marketable securities                                  --        369,000
Proceeds from sale of marketable securities,
 related party                                              --        338,000
Proceeds from sale of marketable securities, other          --        308,000
-----------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                               (1,859,000)     1,944,000
-----------------------------------------------------------------------------
                                                                   (continued)
See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,                                  2001           2000
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and capital leases               1,802,000             --
Deferred financing costs                               (47,000)            --
Payments on capital lease obligations                   (6,000)        (1,000)
Deferred offering costs                                 (2,000)            --
-----------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                                1,747,000         (1,000)
-----------------------------------------------------------------------------
Net increase (decrease) in cash                     (1,788,000)     1,047,000
Cash at beginning of year                            2,907,000      1,860,000
-----------------------------------------------------------------------------
Cash at end of year                                $ 1,119,000    $ 2,907,000
=============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                           $    56,000    $    12,000
Income taxes                                       $     2,000    $    49,000

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2001
---------------------------------------

The Company issued 6,000 shares of its Common Stock for the acquisition of Premier PET Imaging International, Inc. and Premier Cyclotron International Corp., valued at $4,500.

The Company issued a warrant to purchase 12,000 shares of its Common Stock exercisable at $1.70 per share, to Ed Bright, Chairman of the Board. At the time that the warrant was issued, the market price of the Common Stock was $2.25 per share, resulting in $7,000 of deferred compensation which is being amortized over twenty-four months.

The Company entered into a capitalized lease obligation having a net present value of $72,000 resulting in a non cash increase in fixed assets.

During the year ended December 31, 2000:
---------------------------------------

In connection with the resignation of an officer of the Company, such officer received 24,000 shares of the Company's Common Stock, having a value of $51,000. This non-cash executive termination expense was charged to operations for 2000.

In consideration of Trans Global's extension of a debt guarantee which the Company had previously given to Trans Global on obligations owed to Trans Global by Arc, the Company transferred to Trans Global, 50,000 shares of Trans Global's common stock which the Company then owned having a value of $56,000.

During 2000, the Company transferred marketable securities valued at $1,577,000 to Sagemark Capital, L.P. in payment of a portion of its capital contribution commitment owed to Sagemark Capital, L.P..

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1999 through December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                          Addi-   Accumulated
                     Pref-                                tional     Other                                            Total
                     erred     Common           Common    Paid-in    Compre-                   Less      Deferred     Share-
                     Shares    Shares   Pref-   Stock,    Capital,   hensive     Accumu-      Common      Compen-     holders'
                      Out-      Out-    erred   Par       Common,    Income       lated      Stock in     sation      Equity
                    standing  standing  Stock   Value     Stock      (Loss)      Deficit     Treasury     Expense    (Deficit)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1999   2,962  1,640,343  $3,000  $16,000 $58,155,000 ($276,000) ($48,920,000)  ($247,000)       --    $8,731,000
Issuance of common
 shares to officer
 upon his resignation   --     24,000      --    1,000      50,000        --            --          --        --        51,000
Unrealized Investment
 holding gains          --         --      --       --          --   254,000            --          --        --       254,000
Net loss                --         --      --       --          --        --    (2,979,000)         --        --    (2,979,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2000   2,962  1,664,343   3,000   17,000  58,205,000   (22,000)  (51,899,000)   (247,000)       --     6,057,000
Shares issued to
 Acquire Premier
 P.E.T. Imaging
 International,
 Inc. and Premier
 Cyclotron
 International
 Corp.                  --      6,000      --                5,000        --            --          --        --         5,000
Unrealized Investment
 holding gains          --         --      --       --          --     5,000            --          --        --         5,000
Issuance of below
 market stock
 purchase warrants      --         --      --       --       7,000        --            --          --   ($5,000)        2,000
Net loss                --         --      --       --          --        --    (1,832,000)         --        --    (1,832,000)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2001   2,962  1,670,343  $3,000  $17,000 $58,217,000  $(17,000) $(53,731,000)  $(247,000)  ($5,000)   $4,237,000
==============================================================================================================================

See Notes to Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

Nature of Operations

The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), (formerly Consolidated Technology Group Ltd., formerly Sequential Information Systems, Inc.) is a New York corporation organized in 1961.

On May 14, 2001 the Company acquired Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. ("Tara Capital") and Bocara Corporation (the "Selling Stockholders"). Theodore
B. Shapiro, the Company's Chief Executive Officer, President and a Director, owns 10% of Tara Capital and the remaining 90% is owned by his relatives. Robert
L. Blessey, a Director and the Company's Secretary, is a shareholder of Bocara Corporation. Dr. Schulman, a Director and Chief Executive Officer of Premier is a shareholder of Pamels Corp. Premier was formed to engage in the ownership and operation of outpatient diagnostic imaging centers (the "PET Centers") throughout the United States utilizing positron emission tomography scanning equipment ("PET Scanning Equipment"). PCI, also owned by the Selling Stockholders, was formed to own and operate equipment which manufactures flouro-deoxy-glucose and other radioisotopes utilized in the diagnostic imaging procedures performed by the PET Scanning Equipment.

Pursuant to the Stock Purchase Agreement the Company issued 6,000 shares of its Common Stock for all of the stock of Premier and PCI. Additionally, if, and to the extent each of the first six PET Centers achieves positive earnings, calculated before the deduction of interest expense, income taxes, depreciation and amortization, in any month during their first eighteen months of their operations, the Company will issue to the Selling Stockholders an aggregate of 319,500 shares of its Common Stock for each of such Centers. The shares of Common Stock issued by the Company will have certain registration rights and in the event that either the Centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of the acquisition, the Company will have the right to repurchase from the Selling Stockholders all shares of the Company's Common Stock shares issued to them pursuant to the Stock Purchase Agreement for a purchase price of One Dollar ($1.00).

The Stock Purchase Agreement requires the Company to provide working capital to Premier in the amount of $1 million, the proceeds of which will be used to establish and operate the PET Centers. As of December 31, 2001 the Company has provided Premier and its affiliates with $550,000 of working capital. To the extent required, the Company will guarantee Premier's obligations under any lease or purchase agreement between Premier and the manufacturer or supplier of the PET Scanning Equipment or between Premier and any entity which provides financing for same.

During 2000 Sagemark operated as a financial services company and through Sagemark Capital LP ("Sagemark Capital"), a partnership in which Sagemark, as of December 31, 2001, held a 61.5% limited partnership interest, made investments and loans to companies engaged in e-commerce, telecommunications, and human resources outsourcing. Sagemark Capital operates as a Small Business Investment Company ("SBIC") pursuant to a license awarded to it by the Small Business Administration ("SBA") on May 23, 2000.

In addition to its investments made through Sagemark Capital, in 1999 and 2000 Sagemark made non-controlling, direct investments and loans to two privately held e-commerce companies, Gavelnet.com, Inc. ("Gavelnet") and JewlersEdge.com, Inc. ("JewlersEdge").

On November 20, 2000, the Company entered into an agreement that, among other things, effectuated an agreed upon change of management (see footnote (2) "Change of Control and Management of the Company"). Simultaneously with the execution of such agreement, Sagemark entered into a purchase agreement whereby it sold all of its equity interest in Gavelnet and JewelersEdge to a company owned by members of the former management team.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SIS Capital Corp. ("SISC"), Premier, PCI, Premier P.E.T. Imaging of Wichita, Inc. and Premier Pet Imaging of Arlington Heights, Inc. The Company's limited partnership investment in Sagemark Capital is accounted for by the equity method because the Company no longer has effective control. All significant intercompany balances and transactions have been eliminated.

Cash - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, all of the Company's cash represents bank deposits.

Accounts Receivables - All of the Companies accounts receivable are reported at their net collectible amounts. The Company records a reserve against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt.

Marketable Securities - All of the Company's investments that are classified as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. Unrealized gains and losses are recorded as a separate component of stockholders' equity and are included in the statement of other comprehensive income (loss). Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss. As of December 31, 2001 the marketable securities that are classified as current assets represent the fair market value of the Company's freely tradable shares of Trans Global Services, Inc. and the marketable securities classified as long-term assets represent the fair market value of the Company's restricted shares of common stock of Quest Products, Inc.

Fixed Assets - Furniture, fixtures, equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture and fixtures. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings.

Investments in Unconsolidated Affiliates - The Company uses the equity method to account for its investments in affiliates for which it does not have effective control.

Long-Lived Assets - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value. Based on this evaluation, as of December 31, 2001, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future recoverability may change in the near term, thus resulting in an acceleration in or complete write-off of certain long-lived assets. In 2000 the Company wrote-off its $950,000 investment in Gavelnet.

Revenue Recognition - During 2001, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payers, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payers. For the years ended December 31, 2001 and 2000, contractual adjustments amounted to approximately $160,000 and $0, respectively. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered, and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care. During 2000 the Company recognized management fees pursuant to the terms of an agreement between the Company and Sagemark Capital's general partner, Sagemark Management, LLC ("Sagemark Management"). The Company recognizes loan financing fees and loan interest income pursuant to the terms of the underlying loan agreements.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Basic and Diluted Loss Per Share -Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. During 2001, options and warrants to purchase an aggregate of 646,333 shares of common stock at prices ranging from $1.13 to $4.50 per share were outstanding, which includes options with terms ranging from four to six years to purchase an aggregate of 93,000 shares of common stock at $1.90, issued to five employees on August 3, 2001. During 2000, options to purchase an aggregate of 718,333 shares of common stock at prices ranging from $3.63 to $7.50 per share were outstanding up until November 20, 2000 and from November 21, 2000 through December 31, 2000, options to purchase 8,333 shares of common stock remained outstanding. For 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, notes receivable and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of the Company's investment in unconsolidated affiliate is estimated to approximate its equity method balance and the fair value of furniture and fixtures is estimated to approximate their net book values. The fair value of capital lease and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2001, all of the Company's cash is placed with a high credit quality financial institution. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2001 the Company had $914,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During 2001, $211,000, or 50% of net patient service revenue was from one governmental agency and $94,000, or 22% of net patient service revenue was from one commercial health insurance carrier. As of December 31, 2001, $162,000, or 55% of accounts receivable was from one governmental agency and $63,000, or 21% of accounts receivable was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the option of recording stock options to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. The Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by APB Opinion No. 25, rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Reclassifications - Certain 2000 items have been reclassified to conform to the December 31, 2001 presentation.

(2)  Change of Management of the Company

On November 20, 2000, the Company and Frank DeLape and Richard Young entered into a transition agreement (the "Transition Agreement") with Edward D. Bright, acting on his own behalf and on behalf of certain shareholders of the Company. The Transition Agreement was consummated in order to effectuate an agreed upon change of management. The Transition Agreement provides for, among other things, the termination of the existing employment and stock option agreements between the Company and Frank DeLape and Richard Young, the issuance to Frank DeLape of 24,000 shares of the Company's common stock (valued at $51,000) in consideration of the return and cancellation of all stock options previously issued to Frank DeLape by the Company, the payment to Richard Young of $60,000 of severance compensation and $60,000 as compensation for consulting services to be provided during the first 90 days after the execution of the Transition Agreement and the resignation of Frank DeLape, Richard Young and Steve Jones as officers and directors of the Company and all of its subsidiaries.

Edward D. Bright and Theodore B. Shapiro were appointed to the Company's Board of Directors pursuant to the terms of the Transition Agreement to fill the vacancies created by the resignations of Frank DeLape and Richard Young.

(3)  Accounts Receivable

The Company's accounts receivables as of December 31, 2001 are summarized as follows:

Accounts receivable                     $396,000
Contractual allowances                   (99,000)
Allowance for doubtful accounts               --
                                        --------
Accounts receivable, net                $297,000
                                        ========

All of the Company's accounts receivable are pledged as collateral for borrowings as of December 31, 2001.

(4)  Notes Receivable, Related Party

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

Joseph Sicinski - In 1997, SISC sold 258,333 common shares of Trans Global Services, Inc. ("Trans Global"), a former subsidiary of the Company, to Joseph Sicinski, the president of Trans Global, for $1.67 per share, the fair market value of the Trans Global common stock on the date of sale. Payment by Joseph Sicinski for such shares is evidenced by his $420,000, non-interest bearing, non-recourse promissory note due in 2002, the ("Sicinski Note"). Pursuant to the terms of the Sicinski Note, the Company's only recourse against Joseph Sicinksi is the underlying shares which he purchased. Based on the significant decrease in the value of the underlying Trans Global shares, the Company recorded a reserve of $420,000 on December 31, 2000.

Arc Networks - On September 6, 2000 the Company received from Arc Networks, Inc. ("Arc"), a former subsidiary, $3,053,000 representing payment of all principal and accrued interest then due from Arc pursuant to Arc's outstanding promissory note to the Company. During 1999, the Company received warrants to purchase common stock of InfoHighway Communications Corporation ("InfoHighway"), Arc's parent, in consideration for the Company extending the repayment date of the Arc note. Such warrants were sold to InfoHighway in September 2000. In connection with the Arc note the Company earned interest income of $287,000 and financing fees of $75,000 during 2000.

(5)  Furniture, Fixtures, Equipment and Leasehold Improvements

The Company's furniture, fixtures, equipment and leasehold improvements as of December 31, 2001 are summarized as follows:

Medical equipment                       $1,537,000
Leasehold improvements                     265,000
Furniture and fixtures                      12,000
                                        ----------
Total at cost                            1,814,000
Accumulated depreciation                  (106,000)
                                        ----------
Furniture, fixtures, equipment
 and leasehold improvements, net        $1,708,000
                                        ==========

During 2001, the Company recorded depreciation of $106,000. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings as of December 31, 2001.

Pursuant to the Transition Agreement and Partnership Letter Agreement, all furniture and fixtures of the Company as of November 20, 2000 were transferred to Sagemark Management. The net book value of the furniture and fixtures on November 20, 2000 was $71,000. During the period from January 1, 2000 through November 20, 2000 the Company incurred capital expenditures of $4,000 and recorded $9,000 of depreciation and amortization expense. Pursuant to the

Partnership Letter Agreement, Sagemark Management assumed all of the Company's capital lease obligations having a net present value of $3,000. As a result of the above, the Company recorded a loss on disposal of fixed assets of $68,000 during 2000.

(6)  Equipment Held Under Capitalized Lease Obligations

The Company's equipment held under capitalized lease obligations as of December 31, 2001 are summarized as follows:

Computer equipment                        $ 75,000
Furniture and equipment                     42,000
                                          --------
                                           117,000
Accumulated amortization                    (8,000)
                                          --------
Equipment held under capitalized
 lease obligations, net                   $109,000
                                          ========

During 2001, the Company recorded amortization of $8,000 related to equipment held under capitalized leases. Premier Health Services, Inc., whose Chief Executive Officer and Director is Dr. Stephen Schulman, has guaranteed approximately $17,000 of the outstanding lease obligations.

As of December 31, 2001, the future minimum lease payments under capital leases are as follows:

   2002                                     $ 32,000
   2003                                       32,000
   2004                                       32,000
   2005                                       32,000
   2005                                       22,000
                                            --------
                                             150,000
Less amount representing imputed interest    (40,000)
                                            --------
Present value of net minimum capital
 lease payments                              110,000
Current portion of capitalized
 lease obligations                            18,000
                                            --------
Non current portion of capitalized
 lease obligations                          $ 92,000
                                            ========

(7)  Notes Receivable, Other

On January 10, 2000 the Company received from William Baquet $690,000 representing payment of all principal and accrued interest then due from William Baquet pursuant to William Baquet's outstanding promissory note to the Company. In connection with the William Baquet note, the Company earned interest income of $2,000 during 2000.

(8)  Investment in Unconsolidated Affiliates

Pursuant to the terms of the limited partnership agreement dated November 30, 1999, between the Company and Sagemark Management, (the "Sagemark Capital Partnership Agreement"), the Company is committed to make $4,920,000 in capital contributions to Sagemark Capital. As of December 31, 2001, the Company has paid on such commitments $4,587,000 (of which $1,577,000 represents the fair value of marketable securities transferred to Sagemark Capital, $557,000 represents expenses paid on behalf of Sagemark Capital in 1999 and $2,453,000 represents cash payments made during 2000), leaving a subscription payable balance of $333,000.

As part to the Company's change in management pursuant to the Transition Agreement, it entered into an agreement with Sagemark Management on November 20, 2000 (the "General Partner Letter Agreement") whereby Sagemark Management, in its capacity as general partner of Sagemark Capital, agreed not to have the Company contribute the $333,000 balance of its $4,920,000 capital contribution commitment until the following conditions occur: (i) All other limited partners of Sagemark Capital must fund the same percentage of their total capital contribution commitment as the Company has funded; (ii) Sagemark Capital must have drawn down or otherwise received all funds to which the SBA determines it is entitled based upon Sagemark Capital's total capital contributions, calculated after condition (i) above has been met; and, (iii) all capital contributions and investment funds referred to in (i) and (ii) above must be fully invested by Sagemark Capital. The General Partner Letter Agreement also precludes Sagemark Management from offsetting any amounts owed by the Company to Sagemark Capital against the Company's capital account and requires Sagemark Management, upon written request, to appoint Theodore B. Shapiro to the advisory board of Sagemark Capital.

The Company entered into a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") on September 18, 2001 (the "TAL Purchase Agreement"), pursuant to which the Registrant agreed to transfer to TAL, subject to the terms and conditions set forth in the TAL Purchase Agreement, an approximate 27% limited partnership interest in Sagemark Capital L.P. owned by it (the "Partnership") in exchange for the 266,667 shares of the Registrant's common stock owned by TAL (the "TAL Shares"). If such exchange is consummated, the Registrant will still own an approximate 34.5% limited partnership interest in the Partnership (the "Remaining Limited Partnership Interest"). Additionally, the Partnership has agreed to purchase the Remaining Limited Partnership Interest for a total purchase price of $2.6 million with and to the extent it receives any proceeds from the sale of its debt or equity securities during a period expiring on September 30, 2002 from certain specified investors including Frank DeLape and Benchmark Equity Group, Inc., an entity in which Mr. DeLape is Chairman of the Board and Chief Executive Officer. Mr. DeLape is also an officer and shareholder of TAL, a former member of the Board of Directors of the Registrant and a general partner of Sagemark Management LLC ("SML"), the General Partner of the Partnership. The consummation of the transactions contemplated by the TAL Purchase Agreement (the "Closing") is subject to the satisfaction of certain conditions specified in the TAL Purchase Agreement, among which is the consent of the SBA to such transactions (the "SBA Consent"). The TAL Purchase Agreement provides for the Closing to occur on the earlier of November 30, 2001 or the date on which any such SBA Consent is obtained (subject to extension to February 28, 2002 if such consent has not been obtained by November 30, 2001). The SBA approved this transaction on December 21, 2001. Upon consummation of the exchange in 2002, the Company has a 34.5% limited partnership interest in Sagemark Capital, LP. As of December 31, 2001 the Company had a 61.5% partnership interest.

As of December 31, 2001 our limited partnership interest in Sagemark Capital is 61.5%, and Sagemark Capital is still managed by SML; but, by virtue of the November 20 resignation of Frank DeLape and Richard Young as officers and directors of the Company, the Company has a limited say in the day to day operations of Sagemark Capital, requiring the Company to report Sagemark Capital as an unconsolidated affiliate using the equity method. The Company's December 31, 2001 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription                                $4,920,000
Subscription payable                                (333,000)
                                                  ----------
Capital contributions paid-in                      4,587,000
Expenses allocated to Sagemark Capital in 1999      (557,000)
Cumulative equity method losses                     (730,000)
                                                  ----------
Equity method investment balance                  $3,300,000
                                                  ==========

At December 31, 2001 the equity method investment balance of $3,300,000 is $361,000 less than the amount of underlying equity in net assets, $3,661,000; because of unrealized appreciation in investments.

The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

Years ended December 31,                    2001           2000
---------------------------------------------------------------
Income                               $ 1,823,000    $   603,000
Operating expenses                    (1,416,000)      (789,000)
Investment losses                       (586,000)      (822,000)
---------------------------------------------------------------
Net loss                             $  (179,000)   $(1,008,000)
===============================================================

As of December 31, 2001
---------------------------------------------------------------
Investments at fair value                           $13,275,000
Other assets                                            596,000
SBA debentures                                       (7,500,000)
Other liabilities                                      (419,000)
                                                    -----------
Partnership capital                                 $ 5,952,000
                                                    ===========

(9)  Marketable Securities

The Company's investment in marketable securities is detailed in the following tables.

Current marketable securities as of December 31, 2001
------------------------------------------------------------
Trans Global, common stock at cost                  $ 31,000
Unrealized holding loss                              (22,000)
------------------------------------------------------------
Market value                                        $  9,000
============================================================

Restricted marketable securities as of December 31, 2001
------------------------------------------------------------
Restricted securities at cost                       $ 38,000
Realized loss for permanent decline in value,
 recognized in 1998                                  (36,000)
Unrealized holding gain                                5,000
------------------------------------------------------------
Market value                                        $  7,000
============================================================

The change in net unrealized holding loss on marketable securities is summarized in the following table.

As of December 31, 2001
------------------------------------------------------------
Beginning balance                                   $(22,000)
Current net change in unrealized holding loss          5,000
------------------------------------------------------------
Ending balance                                      $(17,000)
============================================================

The calculation of the gain on sale of marketable securities is summarized in the following table.

Years ended December 31,             2001               2000
------------------------------------------------------------
Related party:
 Trans Global
  Proceeds                             --          $ 394,000
  Cost basis                           --            518,000
------------------------------------------------------------
Gain (loss) on sales                   --          $(124,000)
============================================================

Other:
Proceeds on sale:
 I-Link , Inc.                         --          $ 118,000
 CD's                                  --            190,000
------------------------------------------------------------
Total proceeds                         --            308,000
------------------------------------------------------------
Cost basis:
 I-Link, Inc.                          --              1,000
 CD's                                  --            189,000
------------------------------------------------------------
Total cost basis                       --            190,000
------------------------------------------------------------
Gain on sale                           --          $ 118,000
============================================================

The proceeds related to the sale of the Trans Global securities includes $56,000 representing the value of Trans Global shares transferred to Trans Global in consideration of Trans Global's extension of a debt guarantee which the Company had previously given to Trans Global on obligations owed to Trans Global by Arc. All other proceeds listed represent cash. The cost basis used in calculating gain or loss on security sales is based on the average cost of all shares of each such security held at the date of sale.

(10) Related Party Non-Marketable Securities

(a) Gavelnet - On September 7, 1999, the Company acquired 100,000 12% convertible preferred shares of Gavelnet (the "Gavelnet Shares") for $950,000. Concurrent with the Company's investment in Gavelnet, Technology Acquisitions Ltd. ("TAL") invested $1 million under substantially the same terms. Prior to the Company's investment in Gavelnet, certain affiliates and related parties of Benchmark Equity Group ("Benchmark") acquired approximately 4.1 million common shares, on a fully diluted basis, of Gavelnet for financial investments and services rendered that enabled Gavelnet to clear significant hurdles in validating its business model. Benchmark is a privately held company wholly owned by Frank DeLape, Sagemark's Chief Executive Officer and Chairman of the Board from April 20, 1999 until November 20, 2000, which also holds 100% of TAL's voting stock. In September 2000, the Company recorded a permanent investment write-off of its $950,000 investment as a result of its review of the realizable value of the Gavelnet Shares. On November 20, 2000, the Company sold the Gavelnet Shares (see paragraph(c) which follows).

(b) JewlersEdge - In March 2000, the Company received warrants to purchase 137,500 shares of JewelersEdge common stock (the "JewelersEdge Shares") in connection with a loan made to JewelersEdge (see footnote (4) "Notes Receivable, Related Party"). Prior to September 30, 2000 the Company exercised such warrant and purchased the shares at a nominal price. On November 20, 2000, the Company sold the JewelersEdge Shares (see paragraph(c) which follows).

(c) Sale of Gavelnet and JewlersEdge Shares - On November 20, 2000, simultaneously with the execution of the Transition Agreement, the Company and Gemini VII, Inc. ("Gemini") entered into a stock purchase agreement pursuant to which Sagemark sold the Gavelnet and JewelersEdge Shares for $3,500,000 (the

"Purchase Price"). Gemini is a company with negligible assets and liabilities which is owned by Frank DeLape and Richard Young. The Purchase Price was paid by Gemini's non-interest bearing, non-negotiable promissory note (the "Gemini Note") due on the later of November 30, 2009 or the date of expiration of the term of the Sagemark Capital Partnership Agreement.

The Gemini Note requires mandatory prepayments as follows: (i) if Sagemark Management receives distributions from Sagemark Capital, than 50% of such distributions must be prepaid on the Gemini Note (less any applicable taxes and less up to 33% of such distribution as may be payable to a member of Sagemark Management) or (ii) if Gemini receives proceeds from the sale of any or all of its shares of Gavelnet or JewlersEdge, the full extent of such proceeds must be used to prepay the Gemini Note. The Gemini Note is with recourse to Gemini only to the extent of any breach of such mandatory prepayment provisions and the principal amount of the Gemini Note will be reduced at the maturity date by an amount equal to the difference between the purchase price and the aggregate amount of all such distribution and sales proceeds actually received prior to the maturity date. The obligations of Gemini under the Gemini Note, to the extent that there is recourse against Gemini, is severally personally guaranteed by Frank DeLape and Richard Young, but only to the extent that either of such individuals receives the proceeds of any such distributions (less the amount of all applicable Federal, state and local taxes computed at the maximum applicable tax rate).

There is no assurance that any such distribution or sale proceeds will be received or, if so, when and to what extent and as a result of such contingencies, the Company did not record any receivable or gain related to its sale of the Gavelnet and JewlersEdge Shares. To date SML has not received any distributions from the Partnership and, accordingly, no payments have been made under the Note. Gavelnet is currently in bankruptcy and Jewelers Edge is currently contemplating the filing of a petition in bankruptcy. Pursuant to a separate agreement between the Company, Gemini, and Frank DeLape and Richard Young dated September 18, 2001 (the "Gemini Agreement"), and in further consideration of the Agreement by TAL to transfer the TAL Shares to the Company pursuant to the TAL Purchase Agreement, the Company agreed, subject to and simultaneous with the Closing under the Purchase Agreement, to cancel the Gemini Note and the Guaranty.

(d) InfoHighway - During 1999, the Company received warrants to purchase common stock of InfoHighway in consideration for the Company's extending the repayment date of the Arc note. Such warrants were sold to InfoHighway in September 2000 for $369,000 representing the 2000 gain on sale of related party non marketable securities.

(11) Note Payable

In April 2001, Premier P.E.T. Imaging of Wichita, a subsidiary of the Company, obtained $1.758 million in medical equipment and leasehold improvement financing from DVI Financial Services, Inc. ("DVI") to purchase PET scanning and related equipment and to pay for leasehold improvements necessary to establish the PET Center in Wichita. The loan has a term of sixty-six months commencing September 25, 2001 and a fixed rate of interest of 10.60%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. Sagemark and Premier have guaranteed the financing. The Company paid a non-refundable $16,200 commitment fee to DVI. The loan agreement has various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI. DVI has a security interest in substantially all of the assets of Premier P.E.T. Imaging of Wichita. Maturity of the note payable is as follows:

Year Ending December 31,                    Amount
-----------------------                   ----------
   2002                                   $  208,000
   2003                                      305,000
   2004                                      339,000
   2005                                      376,000
   2005                                      418,000
   Thereafter                                112,000
                                          ----------
                                          $1,758,000
                                          ==========

During 2001 interest expense on the note payable was $52,000.

On October 24, 2001, Premier executed an equipment financing commitment with DVI. The financing commitment provides for a maximum funding of $1.825 million. The financing proceeds will be used to purchase PET scanning and related equipment and to pay for leasehold improvements necessary to establish Premier's second PET Center. The proposed financing will be guaranteed by Sagemark and Premier. The Company has paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc. As of December 31, 2001, the Company has not utilized this financing. The proposed financing requires the Company to maintain a $500,000 cash balance until the proposed loan is repaid as well as a debt to tangible net worth ratio of no more than three to one.

(12) Income Taxes

Federal and state taxes are summarized in the following table.

Years ended December 31,                   2001         2000
------------------------------------------------------------
Federal:
 Current                                $    --      $    --
 Deferred                                    --           --
State:
 Current                                     --        3,000
 Deferred                                    --           --
------------------------------------------------------------
Total                                   $    --      $ 3,000
============================================================

Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

As of December 31, 2001
------------------------------------------------------------
Net operating loss carry-forward                 $14,487,000
Unrealized holding (gain) loss                         6,000
Related party bad debt provision                     245,000
Alternative minimum tax credit carry-forward          17,000
Impaired investment write-off                        333,000
Depreciation                                         (77,000)
------------------------------------------------------------
Net deferred tax asset                            15,011,000
Valuation allowance                               15,011,000
------------------------------------------------------------
                                                 $        --
============================================================

The valuation allowance for net deferred tax assets increased by $328,000. The net increase was the result of increased change in net temporary differences of $586,000 offset by the expiration of $258,000 of net operating loss carryforwards. Based upon the level of historical tax losses, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 2001, the Company has net operating loss carry-forwards approximating $45,827,000. Pursuant to section 382 of the Internal Revenue Code, utilization of these losses may be limited if substantial changes in the Company ownership were to occur.

The Company's net operating loss carry-forwards at December 31, 2001 expire as set forth in the following table.

Year carry-forward expires                Amount
------------------------------------------------
2002                                 $ 2,809,000
2003                                     372,000
2004                                     305,000
2005                                     299,000
2006                                     246,000
2007                                     206,000
2008                                   1,505,000
2009                                   4,482,000
2010                                   6,241,000
2011                                   4,413,000
2012                                   7,017,000
2018                                  15,059,000
2020                                     972,000
2021                                   1,901,000
------------------------------------------------
Total                                $45,827,000
================================================

The following table reconciles the statutory federal income tax rate to the effective rate.

Years ended December 31,                   2001         2000
------------------------------------------------------------
Statutory federal income tax rate         (35.0%)      (35.0%)
Increase in (utilization of) net
 operating loss carry-forward              34.2         33.9
Permanent differences                       0.8          1.1
Effective state tax rate                    0.0          0.0
------------------------------------------------------------
Effective income tax rate                   0.0%         0.0%
============================================================

(13) Commitments and Contingencies

(a)  Operating Lease Obligations

The Company leases its executive offices located in New York, New York and its administrative offices in Boca Raton, Florida under short-term cancelable agreements. The Company leases space in a free standing building for its PET Center in Wichita, Kansas under a non-cancelable lease which expires in August of 2007. The Wichita PET Center lease contains clauses which permits options to renew the lease for periods up to an additional twelve years and additional payments for a proportionate share of real estate taxes and common area operating expenses. During 2001, the Company made aggregate lease payments of $24,000 for its administrative offices in Boca Raton, Florida and its PET Center in Wichita, Kansas from companies controlled by Dr. Schulman, a member of the Company's board of directors and the chief executive officer of Premier. From April 20, 1999 until November 20, 2000, the Company's executive offices were in Houston, TX, which the Company leased from Benchmark for $1,200 per month. Rental expense for 2001 and 2000 was $59,000 and $17,000, respectively. As of December 31, 2001 our future minimum lease payments under operating leases are as follows:

   2002                                     $ 56,000
   2003                                       55,000
   2004                                       55,000
   2005                                       55,000
   2006                                       55,000
   Thereafter                                 36,000
                                            --------
   Total                                    $312,000
                                            ========

(b)  Employment Agreements

On June 14, 2001, the Company entered into an agreement to pay Edward D. Bright, Chairman of the Company's board of directors, $70,000 a year for one year. In addition, the Company granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.70 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. During 2001, $2,000 of such compensation expense was recognized as an expense in the statement of operations and $5,000 is recorded as deferred compensation, a separate component of stockholders' equity.

On May 21, 2001, the Company issued a five year warrant to purchase up to 12,500 shares of its common stock at $1.31 per share to Robert L. Blessey, Secretary and a member of the Company's board of directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred.

On May 25, 2001 the Company entered into an employment agreement with Theodore
B. Shapiro, the Company's President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of the Company's net pre-tax profits. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of the Company's common stock for each $1,000,000 of net pre-tax profits earned by the Company each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also gave Tara Capital, Inc., a company owned by Mr. Shapiro and his relatives, a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shaprio's warrant was granted equaled the exercise price and no compensation expense was incurred.

On May 17, 2001 the Company entered into an employment agreement with Dr. Stephen A. Schulman to serve as the Chief Executive Officer of Premier for a term of five years. Dr. Schulman will earn $160,000 each year for a total base salary of $800,000 over the five year period. Dr. Schulman will receive payments of $200,000 a year beginning with the second year of the agreement for four years. Dr. Schulman is entitled to receive an annual bonus equal to 5% of Premier's net pre-tax profits. Dr. Schulman is entitled to receive a five year incentive common stock purchase warrant to purchase up to 15,000 shares of our common stock for each $1,000,000 of net pre-tax profits earned by Premier for a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Dr. Schulman will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Dr. Shulman's warrant was granted equaled the exercise price and no compensation expense was incurred.

On March 4, 2001, the Company entered into an agreement to employ George W. Mahoney as its Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the Premier Acquisition, Mr. Mahoney's annual base salary was increased to $140,000. In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of the Company's common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

On September 30, 2001, the Company entered into an employment agreement for a term of four years with a non-officer/director to assist in the development efforts of the Company. Such individual will receive a base salary of $115,000 during the first two years, $120,000 during the third year and $125,000 during the fourth year. This individual also received employee stock options at an exercise price equal to the fair market value of the underlying common stock on the date such options were granted thereby resulting in no compensation expense to the Company. The individual is also entitled to receive additional options pursuant to certain accomplishments relating to the aforementioned development efforts during the contract term at exercise prices representing the closing price of the Company's common stock on date of issuance.

(14) Capital Stock

Common Stock - As of December 31, 2001, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 1,670,343 shares are issued, 1,590,247 shares are outstanding and 80,096 shares are held in treasury.

Pursuant to the Transition Agreement the Company issued to Frank DeLape, 24,000 shares of its common stock (valued at $51,000) in consideration of the return and cancellation of certain stock options previously issued to Frank DeLape. Pursuant to the acquisition of Premier and PCI, the Company issued 6,000 shares of its common stock.

Preferred Stock - As of December 31, 2001, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which the following 2,962 shares are issued and outstanding as of December 31, 2001:

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. Accumulated dividends on the Series B Preferred stock as of December 31, 2001 approximated $1,000. No dividends were declared for 2001 and 2000.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accumulated dividends on the Series E preferred stock as of December 31, 2001 approximated $18. No dividends were declared for 2001 and 2000.

Series F (2,700 shares issued and outstanding) - In consideration for certain creditors granting extensions on former Company debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. Accumulated dividends on the Series F preferred stock as of December 31, 2001 approximated $43,000. No dividends were declared for 2001 and 2000.

(15) Treasury Stock

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000. As of December 31, 2001, the Company had repurchased 80,096 shares in transactions with an aggregate value of $247,000. Such shares were outstanding for all of 2001 and 2000. On March 7, 2001, the Board of Directors authorized the purchase of shares of the Registrant's common stock in unrestricted open market transactions, subject to the aggregate purchase price for such shares not exceeding $25,000.

(16) Stock Option Plans and Stock Purchase Warrants

On July 22, 1999, the stockholder's of the Company approved the 1999 long-term incentive plan. Pursuant to the plan, in 2000 and 1999 the Company issued, in the aggregate, options to purchase 40,000 and 673,333 shares, respectively, of the Company's common stock. Additionally, in 1998, a former director of the Company received an option to purchase 5,000 shares of the Company's common stock. As a part to the change in management of the Company, on November 20, 2000, 690,000 options, representing the options then held by the employees who resigned pursuant to the Transition Agreement, were returned to the Company and cancelled and prior to that 20,000 were forfeited by a resigning employee. On August 3, 2001, the Company issued to Mr. Mahoney an option to purchase 45,000 shares of its common stock at an exercise price of $1.90 per share and to four other non executive employees options to purchase an aggregate of 48,000 shares of its common stock at exercise price of $1.90 per share, with terms ranging from four to six years.

On March 7, 2001, the Company granted to Mr. Shapiro five year warrants to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $1.125 per share and to Mr. Bright a five year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.125 per share.

On May 21, 2001, the Company granted to Dr. Schulman a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.31 per share and to Mr. Blessey, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share.

On May 25, 2001, the Company granted to Tara, a corporation in which Mr. Shapiro owns 10%, a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.70 per share.

On June 14, 2001, the Company granted to Edward D. Bright, Chairman of the Board, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.70 per share.

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

For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

Years ended December 31,                   2001         2000
------------------------------------------------------------
Dividend yield                              0.0%         0.0%
Expected volatility                        97.22%       72.0%
Risk-free interest rate                     4.82%        6.0%
Expected life of options                    4.93 years   5 years

Compensation cost charged to operations in 2001 and 2000 was $3,000 and $0, respectivley. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

Years ended December 31,                   2001          2000
-------------------------------------------------------------
Net loss
 As reported                        ($1,832,000)  ($2,979,000)
 Pro forma under SFAS No. 123        (2,168,000)  ($2,990,000)
Basic and diluted net loss
 per common share:
  As reported                            $(1.15)       ($1.91)
  Pro forma under SFAS No. 123           $(1.37)       ($1.91)

The following table summarizes the Company's fixed stock purchase warrants and options for 2001 and 2000.

                                                2001                   2000
                                              Weighted               Weighted
                                              Average                Average
                                     2001     Exercise      2000     Exercise
                                    Shares      Price      Shares      Price
----------------------------------------------------------------------------
Outstanding at beginning of year     8,333      $6.30     678,333      $4.23
Granted                            643,000      $1.37      40,000      $3.63
Exercised                               --         --          --         --
Forfeited                           (5,000)     $7.50    (710,000)     $4.17
Outstanding at end of year         646,333      $1.38       8,333      $6.30
Options exercisable at year end    438,335      $1.25       8,333      $6.30
Weighted-average fair value of
 options granted during the year                $1.37                  $1.60

As of December 31, 2001, the 646,333 warrants and options outstanding have exercise prices between $1.13 and $4.50 and a weighted-average remaining contractual life of 4.21 years.

(17) Related Party Transactions

The following describes related party transactions that are not described elsewhere in these financial statement footnotes.

On May 14, 2001 the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation for 6,000 shares of the Company's common stock. Theodore B. Shapiro, the Company's Chief Executive Officer, President and a member of the Company's board of directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of the Company's board of directors and its Secretary, is a shareholder of Bocara Corporation. Dr. Schulman, a member of the Company's board of directors and Chief Executive Officer of Premier is a shareholder of Pamels Corp.

On June 10, 1999 the Company executed an agreement between the Company and Benchmark, (the "Expense Sharing Agreement") whereby the Company reimburses Benchmark for its allocable portion of shared office and administrative support services. As a part of the change in control and management and pursuant to the Transition Agreement, the Expense Sharing Agreement was terminated on November 20, 2000. For 2000, the Company paid Benchmark $69,000 pursuant to the agreement.

During 2001 we paid legal fees of $111,000 to Mr. Blessey. Mr. Blessey is a member of our board of directors, Secretary and is our general counsel.

(18) Legal Proceedings

Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following which were dismissed with and without prejudice.

On or about December 14, 1999, an action styled Expert Radiology Network v. Comprehensive Medical Imaging, Inc.; International Magnetic Imaging, Inc., George Mahoney; and Joe Does 1 through 100 was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. CL99-11947AD. The action sought damages against International Magnetic Imaging, Inc. ("IMI"), an inactive and discontinued subsidiary of the Company, in excess of $15,000 for alleged breaches of a contract and for allegedly fraudulently inducing Expert Radiology Network ("ERN") to enter said contract, under which ERN was to read and interpret diagnostic imaging scans performed at certain magnetic resonance imaging centers owned by IMI. The action also sought an accounting of amounts due and owing under the contract. The contract was assigned to Comprehensive Medical Imaging, Inc. ("CMI"), in March 1998 in connection with the sale of IMI's assets to CMI. The third named Defendant, George Mahoney, is a former Chief Financial Officer of IMI and the current Chief Financial of the Company. IMI answered the complaint, denying any liability and raising various affirmative defenses. In September 2001, IMI, CMI, Mr. Mahoney, and John Does 1-100, settled the action and the Company paid ERN $107,500 representing its 50% portion of the agreed upon settlement amount. The action was dismissed with prejudice against all defendants as a result of such settlement.

On or about July 6, 1998, an action styled Ronald Feldstein v. Consolidated Technology Group, Inc., a Florida corporation was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County Florida, and assigned Case No. 98-5943-AG. The action sought damages in excess of $15,000 for an alleged breach by Consolidated Technology Group, Ltd. (the Company's prior name) of an alleged consulting agreement under which the Company allegedly promised to deliver to the Plaintiff, Ronald Feldstein, 250,000 options to purchase stock of International Magnetic Imaging, Inc. at $3.50 per share, and 200,000 shares of the stock of Trans Global Services, Inc. ("Trans Global"). It is alleged the shares of Trans Global stock were to have been delivered by April 18, 1997. The Company answered the Plaintiff's complaint denying liability and asserting various defenses. The Company also propounded discovery requests, which were not answered by the Plaintiff. The Court ordered the Plaintiff to respond to the discovery requests, but the Plaintiff did not comply with the Court's order and on March 12, 2001, the Court dismissed the action without prejudice.

In July 1999, Mitel Communications Solutions, Inc. ("Mitel") served an amended Complaint upon the Company, impleading the Company and SISC and purportedly served TAL, in a case commenced against Arc, in the Supreme Court of the State of New York, County of New York, entitled, Mitel Communications Solutions, Inc.
v. Arc Networks, Inc. et al., Index No. 99-600123 (Sup. Ct. N.Y. Cty., 1999). Mitel sought to recover the sum of $1.7 million, allegedly pre-paid to Arc when Mitel engaged Arc as a subcontractor for a subsequently aborted project for the New York City Board of Education. Mitel sought to recover the purported pre-payment with interest against all defendants, including the Company, SISC and TAL on a variety of legal and equitable theories. The Company responded by denying all of the relevant allegations set forth in the amended complaint and it is the Company's position that it was in no way responsible for any liability Arc may or may not have to the plaintiff under the facts as alleged by the plaintiff. The Company contested this case vigorously. The Company was then advised that on December 1, 1999, Arc and Mitel entered into a settlement agreement pursuant to which, among other things, Arc agreed to perform certain work for Mitel and make a certain escrow payment. The Company had been advised that Arc had not made the required escrow payment; however, Arc continued to perform all work requested by Mitel under the terms of the Settlement Agreement. On September 6, 2001, the matter was resolved without costs to any party pursuant to a stipulation of discontinuance without prejudice.

(19) New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" in June 2001. Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over the useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

(20) Subsequent Event

On March 12, 2002 the TAL Purchase Agreement was closed; however, the number of shares exchanged was 266,662 and not 266,667 as previously disclosed. The transaction increased the Company's Treasury Stock, at cost by $1,439,000 and decreased the Company's net investment in Sagemark Capital LLP by $1,439,000. The transaction reduced the number of common shares outstanding to 1,323,585 and increased the number of common shares held in treasury to 346,758.

Effective March 29, 2002, Premier P.E.T. Imaging of Wichita, Inc. merged with and into Premier P.E.T. Imaging of Wichita, LLC, as a result of which the name of Premier P.E.T. Imaging of Wichita, Inc. was changed to Premier P.E.T. Imaging of Wichita, LLC. Premier P.E.T. Imaging of Wichita, LLC is a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. and was created for the purpose of such merger.