Form 10QSB
period 2002-03-31
SAGEMARK COMPANIES LTD
filed 2002-05-20
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission File Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                             13-1948169
-------------------------------                           ----------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 15, 2002, the registrant had 1,323,585 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiaries as of March 31, 2002 and the related consolidated statements of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 10, 2002

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended March 31,                               2002            2001
-------------------------------------------------------------------------------

Net Patient Service Revenue                         $   320,000              --
-------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits            263,000     $    56,000
 Professional fees                                       66,000          83,000
 Billing and collection fees, related party               9,000              --
 Legal fees, related party                               59,000              --
 Depreciation and amortization                           87,000              --
 Patient service costs and expenses                      87,000              --
 Radiology expense                                       26,000              --
 Rent expense, related party                             17,000              --
 Consulting fees                                             --          12,000
 Other general and administrative expenses              141,000          50,000
-------------------------------------------------------------------------------
  Total operating expenses                              755,000         201,000
-------------------------------------------------------------------------------
Loss from Operations                                   (435,000)       (201,000)
Interest income, investments                              4,000          25,000
Interest expense                                        (51,000)         (1,000)
Other income                                                 --           1,000
-------------------------------------------------------------------------------
Loss before share of income (loss)
 of unconsolidated affiliate                           (482,000)       (176,000)
Share of income (loss) of unconsolidated
 affiliates                                             171,000        (588,000)
-------------------------------------------------------------------------------
Net Loss                                            ($  311,000)    ($  764,000)
===============================================================================

Basic and Diluted Loss per Common Share:
 Net Loss                                           ($     0.20)    ($     0.48)
===============================================================================

Weighted average number of common shares              1,530,989       1,584,247
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended March 31,                               2002            2001
-------------------------------------------------------------------------------

Net Loss                                            ($  311,000)    ($  764,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains (losses) on available
  for sale securities                                    (4,000)         14,000
-------------------------------------------------------------------------------
Comprehensive Loss                                  ($  315,000)    ($  750,000)
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2002
-------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                $   732,000
Accounts receivable, net                                                313,000
Marketable securities, current                                            2,000
Other current assets                                                    150,000
-------------------------------------------------------------------------------
Total current assets                                                  1,197,000
-------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures and leasehold improvements, net                   1,633,000
Equipment held under capitalized lease obligations, net                 104,000
-------------------------------------------------------------------------------
Total fixed assets                                                    1,737,000
-------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                                2,032,000
Marketable securities, restricted                                        10,000
Other assets                                                             42,000
-------------------------------------------------------------------------------
Total other assets                                                    2,084,000
-------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 5,018,000
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2002
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    365,000
Accrued payroll                                                         148,000
Accrued dividends                                                        44,000
Other accrued expenses                                                  112,000
Current portion of notes payable                                        282,000
Current portion of capitalized lease obligations                         19,000
-------------------------------------------------------------------------------
Total current liabilities                                               970,000
-------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                         1,477,000
Capitalized lease obligations                                            87,000
-------------------------------------------------------------------------------
Total long-term debt                                                  1,564,000
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 1,670,343 shares issued and 1,323,585
 shares outstanding as of March 31, 2002)                                17,000
Additional paid-in-capital, common stock                             58,217,000
Accumulated other comprehensive loss                                    (21,000)
Accumulated deficit                                                 (54,042,000)
Deferred compensation expense                                            (4,000)
Less common stock in treasury, at cost                               (1,686,000)
-------------------------------------------------------------------------------
Total shareholders' equity                                            2,484,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,018,000
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                               2002            2001
-------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES
Net loss                                           ($   311,000)   ($   764,000)
Adjustments to reconcile net loss
 to net cash used in operations:
   Depreciation and amortization                         87,000              --
   Stock option compensation expense                      1,000              --
   Share of (earnings) loss of
    unconsolidated affiliate                           (171,000)        588,000
   Change in assets and liabilities:
    Accounts receivable, net                            (16,000)             --
    Other current assets                                (75,000)       (108,000)
    Accounts payable                                     18,000         (21,000)
    Accrued payroll and related expenses                 31,000         (32,000)
    Income taxes payable                                     --          (2,000)
    Other accrued expenses                               59,000              --
-------------------------------------------------------------------------------
Net cash used in operating activities                  (377,000)       (339,000)
-------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures                                     (7,000)             --
-------------------------------------------------------------------------------
Net cash used in investing activities                    (7,000)             --
-------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Payments on capital lease obligations                    (3,000)             --
-------------------------------------------------------------------------------
Net cash used in financing activities                    (3,000)             --
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (387,000)       (339,000)
Cash at the beginning of the period                   1,119,000       2,907,000
-------------------------------------------------------------------------------
Cash at the end of the period                       $   732,000     $ 2,568,000
===============================================================================
                                                                    (continued)
See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                               2002            2001
-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                            $    50,000     $     1,000
===============================================================================
Income taxes                                        $     1,000     $     2,000
===============================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2002:

On March 12, 2002 the Company transferred a 27% limited partnership interest in Sagemark Capital, LLP to Technology Acquisitions Ltd. in exchange for 266,662 shares of the Company's Common Stock owned by Technology Acquisitions Ltd. The transaction increased the Company's Treasury Stock, at cost by $1,439,000 and decreased the Company's net investment in Sagemark Capital, LLP by $1,439,000. The transaction reduced the number of Common shares outstanding to 1,323,585 and increased the number of Common shares held in treasury to 346,758.

                                                                     (concluded)

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Footnotes to Unaudited Consolidated Financial Statements
-------------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

(2)  Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.

     Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

     This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

(3)  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2002, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2002 the Company had $507,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three months ended March 31, 2002, $167,000, or 52% of net patient service revenue was from one governmental agency and $87,000, or 27% of net patient service revenue was from one commercial health insurance carrier. As of March 31, 2002, $140,000, or 45% of accounts receivable was from one governmental agency and $95,000, or 30% of accounts receivable was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(4)  Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Sagemark Capital, L.P. ("Sagemark Capital" or the "Partnership") and, as of March 31, 2002, all but $188,000 of such contributions has been made. The partnership's general partner has agreed to defer the remaining $188,000 capital contributions until all other Limited Partners make their required contributions and Sagemark Capital fully invests all of its funds.

     On March 12, 2002, the Company consummated a transaction provided for in a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") which was entered into on September 18, 2001 (the "TAL Purchase Agreement"). Pursuant to the terms of the TAL Purchase Agreement, the Company transferred to TAL an approximate 27% limited partnership interest in Sagemark Capital owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL (the "TAL Shares"). Upon consummation of the TAL Purchase Agreement, the Company owns an approximate 34.5% limited partnership interest in the Partnership (the "Remaining Limited Partnership Interest").

     Additionally, the Partnership has agreed to purchase the Remaining Limited Partnership Interest for a total purchase price of $2.6 million with and to the extent it receives any proceeds from the sale of its debt or equity securities during a period expiring on September 30, 2002 from certain specified investors including Frank DeLape and Benchmark Equity Group, Inc., an entity in which Mr. DeLape is Chairman of the Board and Chief Executive Officer. Mr. DeLape is also an officer and shareholder of TAL, a former member of the Board of Directors of the Company and a general partner of Sagemark Management LLC, the General Partner of the Partnership.

     The transaction reduced the number of common shares outstanding to 1,323,585 and increased the number of common shares held in treasury to 346,758.

     The Company's March 31, 2002 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription at inception                     $ 4,920,000
Subscription payable at inception                      (333,000)
---------------------------------------------------------------
Capital contributions paid-in at inception            4,587,000
Expenses allocated to Sagemark Capital in 1999         (557,000)
Sale of 27% limited partnership interest             (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest               145,000
Cumulative equity method losses                        (559,000)
---------------------------------------------------------------
Equity method investment balance                    $ 2,032,000
===============================================================

     At March 31, 2002 the equity method investment balance of $2,032,000 is $175,000 less than the amount of underlying equity in net assets, $2,207,000; because of unrealized appreciation in investments.

     The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

Three Months Ended March 31,                               2002            2001
-------------------------------------------------------------------------------
Income                                              $   559,000     $   237,000
Operating expenses                                     (314,000)       (346,000)
Investment gains (losses)                               250,000        (847,000)
-------------------------------------------------------------------------------
Net income (loss)                                  ($   495,000)   ($   956,000)
===============================================================================

As of March 31, 2002
---------------------------------------------------------------
Investments at fair value                          $ 15,393,000
Other assets                                          2,133,000
SAB debentures                                      (10,830,000)
Other liabilities                                      (299,000)
---------------------------------------------------------------
Partnership capital                                $  6,397,000
===============================================================

     For accounting purposes the TAL Purchase Agreement is being treated as effective January 1, 2002. The following is pro forma information for the three months ended March 31, 2001, as if the TAL Purchase Agreement had occurred on January 1, 2001.

Revenue                                                      --
Loss from operations                                  ($201,000)
Net loss                                              ($506,000)
Net loss per share                                    ($   0.32)

(5)  Basic and Diluted Loss Per Share

     Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share).

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented.

     For the three months ended and as of March 31, 2002 warrants and options to purchase an aggregate of 643,333 shares of common stock at prices ranging from $1.13 to $4.50 per share were outstanding. For the three months ended March 31, 2001 options to purchase an aggregate of 333,333 shares of common stock at prices ranging from $1.13 to $7.50 per share were outstanding. Such items may dilute earnings per share in the future.

(6)  Private Placement of Common Shares

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share and are being offered by us on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The offering will terminate on May 21, 2002, subject to extension by us for an additional 60 days. There are no commissions or other compensation that will be paid by us in connection with this offering. The expenses of the offering consist principally of professional fees which we estimate will not exceed $25,000. The net proceeds from the offering will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes.

     As of May 20, 2002, we sold 166,667 Shares for an aggregate purchase price of $500,001 and have received $200,004 in gross proceeds from such sales. Of the 166,667 shares sold thus far: 66,667 Shares have been purchased by a private investor; 33,334 Shares were purchased by Ted Shapiro, our Chief Executive Officer, President and Director; 33,333 Shares were purchased by Stephen A. Schulman, a Director, and Chief Executive Officer of Premier P.E.T. Imaging International, Inc.; and 33,333 Shares were purchased by Robert Blessey, our Secretary and a Director.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2001 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS, WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF SAGEMARK CAPITAL, LLP, THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS, WE WILL REQUIRE SIGNIFICANT FINANCING TO FACILITATE THE GROWTH OF OUR BUSINESS, OUR EXISTING AND PLANNED BUSINESS OPERATIONS WILL DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS, WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE, THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED AND THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Financial Condition - Liquidity and Capital Resources

     On March 31, 2002, we had working capital of $227,000, including $732,000 of cash. During the current quarter our working capital decreased $485,000 of which $377,000 of such decrease represents cash used in our operating activities. At March 31, 2002, our working capital includes $313,000 of accounts receivable of which, $140,000, or 45%, is due from one governmental agency and $95,000, or 30%, is due from one commercial health insurance carrier.

     On May 14, 2001, we acquired Premier P.E.T. Imaging International, Inc. ("Premier") and agreed to provide $1 million of our working capital to fund its operating activities. As of March 31, 2002, we have provided Premier with $652,000 of working capital.

     Our existing debt service, including principal and interest for our debt with DVI Financial Services, Inc. and our long-term capital leases, approximates $487,000 for the next twelve months. Premier P.E.T. Imaging of Wichita, LLC's $1.758 million equipment financing and Premier's $1.825 million financing commitment from DVI Financial Services, Inc. require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. In the event that our cash balances fall below $500,000 the debt to DVI Financial Services, Inc. will be in default, which among other things could jeopardize a recent financing commitment we received from DVI Financial Services, Inc. and ultimately could result in a demand for payment by DVI Financial Services, Inc.

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share and are being offered by us on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The offering will terminate on May 21, 2002, subject to extension by us for an additional 60 days. There are no commissions or other compensation that will be paid by us in connection with this offering. The expenses of the offering consist principally of professional fees which we estimate will not exceed $25,000. The net proceeds from the offering will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes.

     As of May 20, 2002, we sold 166,667 Shares for an aggregate purchase price of $500,001 and have received $200,004 in gross proceeds from such sales. Of the 166,667 shares sold thus far: 66,667 Shares have been purchased by a private investor; 33,334 Shares were purchased by Ted Shapiro, our Chief Executive Officer, President and Director; 33,333 Shares were purchased by Stephen A. Schulman, a Director, and Chief Executive Officer of Premier P.E.T. Imaging International, Inc.; and 33,333 Shares were purchased by Robert Blessey, our Secretary and a Director.

     Mr. Shapiro, our President and Chief Executive Officer, has deferred payment of his monthly salary, $16,667, for the months of April and May 2002. The terms of any further salary payment deferrals and the repayment of the current salary deferral are subject to further negotiations between the Company and Mr. Shapiro.

Results of Operations

     During the 1st quarter of 2002 we generated net patient service revenue of $320,000. During the 1st quarter of 2001 our efforts were focused on the acquisition of Premier and no revenues were generated.

     Our operating expenses for the 1st quarter of 2002 were $554,000 greater than they were in the 1st quarter of 2001. The current year quarter includes $340,000 of expenses incurred to operate our PET Center in Wichita, Kansas, and $146,000 to operate Premier, both of which were not operational in the 1st quarter of 2001. Interest expense in the current quarter was $51,000, of which $47,000 related to the DVI Financial Services, Inc. debt. Such financing was obtained during the 2nd Quarter of 2001 and as such no interest expense was incurred during the 1st Quarter of 2001.

     Non-operating income consisting of interest income earned on our bank deposits was $4,000 and $25,000, respectively, for the current and prior period quarters.

     As of March 31, 2002, we held a 34.5% limited partnership interest in Sagemark Capital, LP. Our share of earnings (losses) related to our limited partnership investment in Sagemark Capital was $171,000 and ($588,000), respectively, for the current and prior period quarter. As of March 31, 2002, our cumulative share of Sagemark Capital's loss since inception was $559,000. As of March 31, 2002, Sagemark Capital had $15.393 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, our net loss for the current quarter was $311,000, or $.20 per share, and our net loss for the prior period quarter was $764,000, or $.48 per share.

     We established the Wichita PET Center in the third quarter of 2001 pursuant to our plan to establish and operate PET imaging centers throughout the United States. Subsequent to the acquisition of Premier in May 2001, we expended significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete such negotiations and have the required capital and financing available to do so. We are in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A report on Form 8-K dated March 12, 2002 was filed and reported under Item
2. "Acquisition or Disposition of Assets", the consummation of the Purchase Agreement between the Company and Technology Acquisitions Ltd.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           The Sagemark Companies Ltd.



May 20, 2002                           /s/ THEODORE B. SHAPIRO
                                       ------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


May 20, 2002                           /s/ GEORGE W. MAHONEY
                                       ------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer