Form 10QSB
period 2002-06-30
SAGEMARK COMPANIES LTD
filed 2002-08-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly Period Ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from              to

                          Commission File Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

               New York                                 13-1948169
     -------------------------------                    ----------
     (State or other jurisdiction of                  (IRS Employer
      Incorporation or organization)              Identification Number)

                     1285 Avenue of the Americas, 35th Floor
                               New York, NY 10019
                     ---------------------------------------
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of July 31, 2002, the registrant had 1,490,253 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]; No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2002 and the related consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001 and the related consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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








MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
August 14, 2002

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended June 30,                                 2002           2001
--------------------------------------------------------------------------------

Net Patient Service Revenue                          $   380,000             --
--------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             263,000    $   115,000
 Patient service costs and expenses - FDG(1)              92,000             --
 Patient service costs and expenses, other                10,000             --
 Patient service costs and expenses, related party         3,000             --
 Radiology expense                                        30,000             --
 Amortization and depreciation                            88,000             --
 Professional fees                                       102,000        154,000
 Legal fees, related party                                75,000             --
 Consulting fees                                          20,000         18,000
 Billing and collection fees, related party               11,000             --
 Rent expense, related party                              17,000             --
 Other general and administrative expenses               172,000         84,000
--------------------------------------------------------------------------------
  Total operating expenses                               883,000        371,000
--------------------------------------------------------------------------------
Loss from Operations                                    (503,000)      (371,000)
Interest expense                                         (50,000)        (1,000)
Interest income, investments                               2,000         19,000
--------------------------------------------------------------------------------
Loss before share of income
 of unconsolidated affiliate                            (551,000)      (353,000)
Share of income (loss) of unconsolidated
 affiliates                                             (232,000)       787,000
--------------------------------------------------------------------------------
Net Income (Loss)                                    ($  783,000)   $   434,000
================================================================================

Basic earnings (loss) per common share               ($     0.59)   $      0.27
================================================================================
Diluted earnings (loss) per common share             ($     0.59)   $      0.26
================================================================================

Weighted average shares of common stock outstanding:
  Basic                                                1,332,743      1,587,412
================================================================================
  Diluted                                              1,332,743      1,644,898
================================================================================

(1) fluro-deoxy-glucose

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30,                                 2002           2001
--------------------------------------------------------------------------------

Net Income (Loss)                                      ($783,000)   $   434,000

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                     (6,000)       (13,000)
--------------------------------------------------------------------------------

Comprehensive Income (Loss)                            ($789,000)   $   421,000
================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Six Months Ended June 30,                                   2002           2001
--------------------------------------------------------------------------------

Net Patient Service Revenue                          $   700,000             --
--------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             525,000    $   171,000
 Patient service costs and expenses -FDG(1)              176,000             --
 Patient service costs and expenses, other                13,000             --
 Patient service costs and expenses, related party         3,000             --
 Radiology expense                                        56,000             --
 Amortization and depreciation                           175,000             --
 Professional fees                                       160,000        237,000
 Legal fees, related party                               134,000             --
 Consulting fees                                          28,000         30,000
 Billing and collection fees, related party               20,000             --
 Rent expense, related party                              34,000             --
 Other general and administrative expenses               314,000        135,000
--------------------------------------------------------------------------------
  Total operating expenses                             1,638,000        573,000
--------------------------------------------------------------------------------
Loss from Operations                                    (938,000)      (573,000)
Interest expense                                        (101,000)        (1,000)
Interest income, investments                               6,000         44,000
Other income                                                  --          1,000
--------------------------------------------------------------------------------
Loss before share of income
 of unconsolidated affiliate                          (1,033,000)      (529,000)
Share of income (loss) of unconsolidated
 affiliates                                              (61,000)       199,000
--------------------------------------------------------------------------------
Net Loss                                             ($1,094,000)   ($  330,000)
================================================================================

Basic and Diluted Loss per Common Share:
 Net Loss                                            ($     0.76)   ($     0.21)
================================================================================

Weighted average shares of common
 stock outstanding                                     1,431,318      1,585,838
================================================================================

(1) fluro-deoxy-glucose

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Six Months Ended June 30,                                   2002           2001
--------------------------------------------------------------------------------

Net Loss                                             ($1,094,000)   ($  330,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains (losses) on available
  for sale securities                                    (10,000)         1,000
--------------------------------------------------------------------------------

Comprehensive Loss                                   ($1,104,000)   ($  329,000)
================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2002
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                  $  757,000
Restricted cash balances held in escrow                                  187,000
Accounts receivable, net                                                 320,000
Marketable securities, current                                             2,000
Other current assets                                                     113,000
--------------------------------------------------------------------------------
Total current assets                                                   1,379,000
--------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures and leasehold improvements, net                    1,562,000
Equipment held under capitalized lease obligations, net                   97,000
--------------------------------------------------------------------------------
Total fixed assets                                                     1,659,000
--------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                                 1,800,000
Marketable securities, restricted                                          4,000
Other assets                                                              84,000
--------------------------------------------------------------------------------
Total other assets                                                     1,888,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                          $4,926,000
================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2002
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    255,000
Accounts payable, related parties                                       102,000
Accrued payroll                                                         254,000
Accrued dividends                                                        44,000
Other accrued expenses                                                  118,000
Escrow deposits                                                         187,000
Current portion of notes payable                                        289,000
Current portion of capitalized lease obligations                         19,000
--------------------------------------------------------------------------------
Total current liabilities                                             1,268,000
--------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                         1,402,000
Capitalized lease obligations                                            82,000
--------------------------------------------------------------------------------
Total long-term debt                                                  1,484,000
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000 shares
 authorized, 1,837,011 shares issued and 1,490,253 shares
 outstanding as of June 30, 2002)                                        18,000
Additional paid-in-capital, common stock                             58,962,000
Accumulated other comprehensive loss                                    (27,000)
Accumulated deficit                                                 (54,825,000)
Deferred compensation expense                                          (271,000)
Less common stock in treasury, at cost                               (1,686,000)
--------------------------------------------------------------------------------
Total shareholders' equity                                            2,174,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  4,926,000
================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                  2002            2001
--------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                            ($1,094,000)    ($  330,000)
Adjustments to reconcile net loss
 to net cash used in operations:
  Depreciation and amortization                         175,000              --
  Share of (income) loss of
   unconsolidated affiliates                             61,000        (199,000)
  Stock option compensation expense                      10,000              --
  Loss from investment write-off                             --           5,000
  Loss on sale of marketable securities                      --           1,000
  Change in assets and liabilities:
   Accounts receivable, net                             (23,000)             --
   Other current assets                                 (38,000)       (101,000)
   Accounts payable                                     (96,000)        (33,000)
   Accounts payable, related parties                    105,000              --
   Accrued payroll and related expenses                 137,000         (14,000)
   Income taxes payable                                      --          (2,000)
   Other accrued expense                                 65,000              --
   Accrued interest                                          --           1,000
--------------------------------------------------------------------------------
Net cash used in operating activities                  (698,000)       (672,000)
--------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES
Premises lease deposits                                 (43,000)             --
Capital expenditures                                    (15,000)        (19,000)
Equipment deposits                                           --        (140,000)
--------------------------------------------------------------------------------
Net cash used in investing activities                   (58,000)       (159,000)
--------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES
Net proceeds from private placement offering            470,000              --
Proceeds received from subsidiary
 equity financings                                      187,000              --
Subsidiary equity financing proceeds
 held in escrow                                        (187,000)             --
Payments on notes payable                               (68,000)             --
Payments on capital lease obligations                    (8,000)             --
Loan proceeds                                                --         140,000
Deferred financing costs                                     --         (28,000)
Deferred offering costs                                      --         (13,000)
--------------------------------------------------------------------------------
Net cash provided by financing activities               394,000          99,000
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (362,000)       (732,000)
Cash at the beginning of the period                   1,119,000       2,907,000
--------------------------------------------------------------------------------
Cash at the end of the period                       $   757,000     $ 2,175,000
================================================================================
                                                                    (continued)
See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                  2002            2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                           $   101,000     $     1,000
================================================================================
 Income taxes                                       $     1,000     $     2,000
================================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2002
-----------------------------------------
On March 12, 2002 the Company transferred a 27% limited partnership interest in Sagemark Capital, LLP to Technology Acquisitions Ltd. in exchange for 266,662 shares of the Company's Common Stock owned by Technology Acquisitions Ltd. The transaction increased the Company's Treasury Stock, at cost by $1,439,000 and decreased the Company's net investment in Sagemark Capital, LLP by $1,439,000. The transaction reduced the number of Common shares outstanding by 266,662 shares and increased the number of Common shares held in treasury to 346,758.

In May 2002, pursuant to a Medical Advisory Agreement between the Company and a medical advisor, the Company issued to the medical advisor a warrant to purchase 80,000 shares of its Common Stock for $3.45 per share, which was the fair market value at the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $276,000, representing deferred compensation expense which is reported as a separate component of stockholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement.

During the six months ended June 30, 2001
-----------------------------------------
The Company issued 6,000 shares of its Common Stock for the acquisition of Premier PET Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"), valued at $4,500.

The Company issued a warrant to purchase 12,000 shares of its Common Stock for $1.70 per share, to Ed Bright, Chairman of the Board. On the date that the warrant was issued, the market price of the Common Stock was $2.25 per share, resulting in $7,000 of deferred compensation which is being amortized over twenty-four months.

                                                                    (concluded)
See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Footnotes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

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

(2) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements in the December 31, 2001 Form 10-KSB.

     On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

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

     This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice.

     In June, 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

(3) Current Business Developments

(a) Establishment of New Subsidiaries and PET Centers

     The Company has established three new subsidiaries.

(i) Premier PET Imaging of New Jersey, Inc.

     Premier PET Imaging of New Jersey, Inc. ("PET NJ") is a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. ("Premier") and was organized for the purpose of owning and operating a Positron Emission Tomography ("PET") diagnostic imaging center ("PET Center") in Parsippany, New Jersey. PET NJ's PET Center is currently in the construction phase. PET NJ will sublease space from Morris County PET Management LLC, a majority owned subsidiary, which will sublease such space from Sagemark. On June 30, 2002, Sagemark entered into an equipment purchase order, subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with the equipment vendor which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. Sagemark entered into a premises lease agreement with an independent third party for space in which the PET NJ operations will be conducted. The lease is for a ten year period with two five year renewal options. The monthly lease payment for years one through five is $6,344 and for years six through ten is $7,375. Upon the signing of the lease the Company paid a total of $18,257 representing the first months rent of $6,086 and a security deposit of $12,171.

(ii) Morris County PET Management LLC

     The Company will capitalize Morris County PET Management LLC ("Morris") by issuing 100 Membership Units (the "Morris Units"). Each Morris Unit costs $2,600 of which $100 represents a capital contribution and $2,500 represents a subordinated note. The subordinated note bears interest at 10% per annum and will subordinate to the payments required to be made by Morris to Sagemark pursuant to a separate lease agreement between such parties (the "Sagemark Lease") by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center, will be leased and/or subleased to Morris by Sagemark. The principal and all accrued interest under the subordinated notes is due on December 31, 2007. Premier intends to purchase no more than 77 Morris Units for a total of $200,200, and other investors have subscribed for 23 Morris Units for a total of $59,800, the proceeds of which are being held in an escrow account. Such proceeds cannot be released from escrow until such time that the Company has signed a loan agreement with DVI Financial Services, Inc. ("DVI"), the company's senior creditor and equipment lender. Morris will provide management and administrative services to PET NJ pursuant to an Administrative Services Agreement. The Administrative Services Agreement is for a period of ten years (subject to earlier terminations specified therein), subject to a 10 year renewal option, and provides for service fees that may not exceed $401,000 per month. Morris will sublease the premises to be utilized for the operation of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Premier NJ for use by Premier NJ in its operation of the PET Center during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to Premier NJ in consideration of service fees payable to Morris thereunder. The Administrative Services Agreement also provides for Morris to advance certain sums from its working capital to Premier NJ to enable Premier NJ to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Premier NJ, which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by Premier NJ from revenues generated from its operations. Premier NJ has agreed to grant Morris a security interest in all of its assets as collateral security for Premier NJ's obligation to pay such services fee to Morris.

(iii) Premier PET of Long Island LLC

     The Company has capitalized Premier PET of Long Island LLC ("PET LI") by issuing 100 Membership Units (the "Long Island Units"). Each Long Island Unit costs $2,600 of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to payments required to be made by PET LI pursuant to an equipment loan PET LI anticipates receiving from DVI. On July 3, 2002, Premier purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, an investor purchased 49 Long Island Units for a total of $127,400, the proceeds of which are being held in an escrow account. Such proceeds will remain in the escrow account until the following four conditions have been met: (i) PET LI has signed a loan and security agreement with DVI; (ii) the Company has entered into a premises lease from which the PET Center will conduct its operations; (iii) an opinion as to the fair market value of the Administrative Fee payable under the Turnkey License and Services Agreement is obtained; and
(iv) certificates of insurance in force are obtained.

     PET LI will provide management and administrative services to an unaffiliated professional corporation (the "PC") which will operate the PET Center pursuant to a Turnkey License and Services Agreement dated June 10, 2002 between PET LI and the PC (the "Turnkey License"), for a period of ten years, subject to renewal options for successive five year periods and provides for administrative services fees that may not exceed $250,000 per month during the first year of the agreement and $400,000 per month in subsequent years. PET LI has agreed to sublease the premises to be utilized for the operations of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to the PC for use by the PC in its operations of the PET Center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to the PC in consideration of service fees payable to PET LI thereunder. The Turnkey License also provides for PET LI to advance certain sums from its working capital to the PC to enable the PC to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to the PC, which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by the PC from revenues generated from its operations. The PC has agreed to grant PET LI a security interest in all of its assets as collateral security for the PC's obligation to pay such services fee to PET LI.

     On June 26, 2002, PET LI entered into an equipment purchase order, subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. The PET Scanning Equipment has a one year warranty. PET LI also entered into a service agreement with the equipment vendor which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. Sagemark entered into a separate premises lease agreement for space in which the Long Island PET Center operations will be conducted. The lease is for a ten year period with two five year renewal options and will commence upon completion of the construction of the Long Island PET Center. The monthly lease payments for years one and two is $6,910 and is increased thereafter by 3.75% per annum for years three through ten. Upon the signing of the lease, the Company paid a total of $25,464 representing the first months rent of $6,910 and a security deposit of $18,554.

(b) Premier PET Imaging of Wichita, LLC's PET Scanning Equipment Service
Agreement

     On June 26, 2002, Premier PET Imaging of Wichita, LLC ("PET Wichita") entered into a five year service agreement with the PET equipment manufacturer, CTI, Inc., from whom PET Wichita purchased its PET Scanning Equipment. The service agreement commences August 1, 2002 and expires July 31, 2007. PET Wichita will make monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to current market conditions, but in no event will the monthly payment amount be increased.

(c) Medical Advisory Agreement

     In May 2002, the Company entered into a Medical Advisory Agreement with a medical advisor to assist Premier in its efforts to establish and develop additional PET Centers as well as educate both the physicians who might avail themselves of the benefits of PET for their patients and our technical personnel and radiologists who will be administering and interpreting the PET procedures performed at our PET Centers. The Medical Advisory Agreement expires in May 2005. Pursuant to the Medical Advisory Agreement, the Company issued to the medical advisor, a warrant to purchase 80,000 shares of its Common Stock at $3.45 per share, which was the fair market value at the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $275,810, representing deferred compensation expense which is reported as a separate component of stockholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement, at $7,661 per month. For the three and six month periods ended June 30, 2002, $7,661 of expense has been recognized from the amortization of the Medical Advisory Agreement. The Company has granted "piggy-back" registration rights to the holder of the warrant and has agreed to certain indemnification of the medical advisor thereunder and pursuant to the Medical Advisory Agreement.

(d) Premier PET Consulting Agreement

     On March 4, 2002, Premier entered into a Consulting Agreement with an individual (the "Consultant"). The Consultant performs consulting and advisory services on behalf of Premier with respect to Premier's efforts to establish additional PET Centers throughout the United States and to expand the activities of its existing PET Center and its proposed PET Centers during the term of the Consulting Agreement. The initial term of the Consulting Agreement expired on May 31, 2002 and is currently on a week to week basis. During the initial term the Consultant was paid $1,500 per week and is currently being paid $2,000 per week. In addition to the weekly consulting fee, the Consultant is reimbursed for all ordinary and necessary out-of-pocket costs. In the event the Consultant's efforts result in the establishment of any additional PET Centers the Consultant will be entitled to a $50,000 fee and the right to purchase up to a 5% equity interest in any such PET Center. For the three and six month periods ended June 30, 2002, Premier has recognized expense of $20,000 and $26,000, respectively, pursuant to this Consulting Agreement.

(4) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2002, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2002 the Company had, in the aggregate, $575,000 of cash balances in excess of federally insured limits, of which $27,000 relates to restricted cash balances. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three and six months ended June 30, 2002, $237,000, or 62%, and $404,000, or 58%, respectively, of net patient service revenue was from one governmental agency and $98,000, or 26%, and $184,000, or 26%, respectively, of net patient service revenue was from one commercial health insurance carrier. As of June 30, 2002, $165,000, or 52% of accounts receivable, was from one governmental agency and $91,000, or 28% of accounts receivable, was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(5) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Sagemark Capital, L.P. ("Sagemark Capital" or the "Partnership") and, as of June 30, 2002, all but $188,000 of such contributions have been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Sagemark Capital fully invests all of its funds.

     On March 12, 2002, the Company consummated a transaction pursuant to a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") which was entered into on September 18, 2001 (the "TAL Purchase Agreement"). Pursuant to the terms of the TAL Purchase Agreement, the Company transferred to TAL an approximate 27% limited partnership interest in Sagemark Capital owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL (the "TAL Shares"). Upon consummation of the TAL Purchase Agreement, the Company owns an approximate

34.5% limited partnership interest in the Partnership (the "Remaining Limited Partnership Interest").

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

     The transaction reduced the number of common shares outstanding by 266,662 shares and increased the number of common shares held in treasury to 346,758.

     The Company's June 30, 2002 investment balance in Sagemark Capital, under the equity method, is presented in the following table.

Total Subscription at inception                    $ 4,920,000
Subscription payable at inception                     (333,000)
--------------------------------------------------------------
Capital contributions paid-in at inception           4,587,000
Expenses allocated to Sagemark Capital in 1999        (557,000)
Sale of 27% limited partnership interest            (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest              145,000
Cumulative equity method losses                       (791,000)
--------------------------------------------------------------
Equity method investment balance                   $ 1,800,000
==============================================================

     At June 30, 2002 the equity method investment balance of $1,800,000 is $1,089,000 less than the amount of underlying equity in net assets, $2,889,000; because of unrealized appreciation in investments.

     The condensed results of operations and financial position of Sagemark Capital is summarized in the following table.

Three Months Ended June 30,                            2002                2001
--------------------------------------------------------------------------------
Income                                          $   609,000         $   762,000
Operating expenses                                 (318,000)           (338,000)
Investment gains (losses)                          (964,000)            856,000
--------------------------------------------------------------------------------
Net income (loss)                               ($  673,000)        $ 1,280,000
================================================================================

Six Months Ended June 30,                              2002                2001
--------------------------------------------------------------------------------
Income                                          $ 1,168,000         $   999,000
Operating expenses                                 (632,000)           (684,000)
Investment gains (losses)                          (714,000)              9,000
--------------------------------------------------------------------------------
Net income (loss)                               ($  178,000)        $   324,000
================================================================================

As of June 30, 2002
-------------------------------------------------------------
Investments at fair value                        $ 21,724,000
Other assets                                        1,078,000
SBA debentures                                    (13,880,000)
Other liabilities                                    (548,000)
-------------------------------------------------------------
Partnership capital                              $  8,374,000
=============================================================

     For accounting purposes the TAL Purchase Agreement is being treated as being effective January 1, 2002. The following is pro forma information as if the TAL Purchase Agreement had occurred on January 1, 2001.

                                                         Three              Six
                                                        Months           Months
                                                         Ended            Ended
                                                      June 30,         June 30,
                                                          2001             2001
--------------------------------------------------------------------------------
Revenue                                                     --               --
Loss from operations                               ($  353,000)     ($  529,000)
Net income (loss)                                  $    89,000      ($  417,000)
Net income (loss) per common share                 $      0.06      ($     0.27)
Diluted earnings (loss) per common share           $      0.05      ($     0.27)

(6) Basic and Diluted Loss Per Share

     Basic loss per share reflects the amount of loss for the applicable period to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into shares of common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share).

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase Common Stock at the average market price of the Common Stock during the period. For the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001, all of the Company's potential common shares were anti-dilutive. For the three months ended June 30, 2001 there were 437,500 Common Stock purchase warrants which were dilutive potential common shares.

     For the three and six months ended and as of June 30, 2002 warrants and options to purchase an aggregate of 720,000 shares of Common Stock at prices ranging from $1.13 to $3.45 per share were outstanding. For the three and six months ended June 30, 2001 options and warrants to purchase an aggregate of 558,333 shares of common stock at prices ranging from $1.13 to $7.50 per share were outstanding. Such items may dilute earnings per share in the future.

(7) Private Placement

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The private placement was to terminate on May 21, 2002; however, the Company extended the offering period until September 30, 2002. The net proceeds from the private placement will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of June 30, 2002 the Company has sold 166,668 shares of Common Stock for gross proceeds of $500,004 and has incurred offering expenses of $29,016 resulting in net proceeds of $470,988. Of the Shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and an investor purchased 66,667 shares for $200,001. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
--------------------------

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE DEEMED TO INCLUDE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTY. ALTHOUGH MANAGEMENT BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT ITS EXPECTATIONS WILL BE ACHIEVED.

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2001 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS, WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF SAGEMARK CAPITAL, LLP, THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS, WE WILL REQUIRE SIGNIFICANT FINANCING TO FACILITATE THE GROWTH OF OUR BUSINESS, OUR EXISTING AND PLANNED BUSINESS OPERATIONS WILL DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS, WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE, THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED AND THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions, estimates and judgments in the preparation of these quarterly financial statements from the assumptions, estimates and judgments used in the preparation of the Company's latest audited financial statements.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On June 30, 2002, we had working capital of $111,000, including $757,000 of available cash. During the six months ended June 30, 2002 our working capital decreased $601,000 of which $698,000 of such decrease represents cash used in our operating activities. At June 30, 2002, our working capital includes $320,000 of accounts receivable of which $165,000, or 52%, is due from one governmental agency and $91,000, or 28%, is due from one commercial health insurance carrier.

     On May 14, 2001, we acquired Premier P.E.T. Imaging International, Inc. ("Premier") and agreed to provide $1 million of our working capital to fund its operating activities. As of June 30, 2002, we have provided Premier with $816,000 of working capital.

     Our existing debt service, including principal and interest for our debt with DVI and our long-term capital leases, approximates $487,000 for the next twelve months. PET Wichita's $1.691 million equipment loan and Premier's $1.825 million financing commitment from DVI require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. In the event that our cash balances fall below $500,000 the debt to DVI will be in default, which among other things could jeopardize a recent financing commitment we received from DVI and ultimately could result in a demand for payment by DVI. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The private placement was to terminate on May 21, 2002; however, the Company extended the offering period until September 30, 2002. The net proceeds from the private placement will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of June 30, 2002 the Company has sold 166,668 shares of Common Stock for gross proceeds of $500,004 and has incurred offering expenses of $29,016 resulting in net proceeds of $470,988. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro, our President and Chief Executive Officer, agreed to defer payment of his salary for the three months ended June 30, 2002 amounting to an aggregate of $50,000. Pursuant to his employment agreement, Dr. Schulman, the Chief Executive Officer of Premier, was to begin receiving payment of his salary which had been contractually deferred from May 2001 to May 2002. Dr. Schulman has agreed to continue the deferral of his salary which as of June 30, 2002, amounts to an aggregate of $178,065. The terms of any further salary payment deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

     During the six month period ended June 30, 2002 we organized new subsidiaries for the purpose of establishing two new PET Centers. In connection with the establishment of these two PET Centers, we are required to provide an aggregate of $12,800 in capital contributions and $320,000 in subordinated loans. Each new PET Center that is established will require the purchase of PET scanning equipment. We have entered into two separate purchase orders to purchase PET scanning equipment at a price of $1.4 million for each PET scanner. We will require additional financings to complete any additional future purchases of PET scanning equipment and such existing purchase orders are subject to obtaining such financing. The PET scanning equipment will require maintenance and as such we have entered into three separate long-term service contracts to cover the PET scanning equipment at our Wichita PET Center and the PET scanning equipment related to the two new purchase orders. Each of the three service contracts will require monthly payments of $9,167. Two new PET Centers will lease space pursuant to subleases with Sagemark. Sagemark entered into two premise leases which will require initial monthly payments of $6,344 and $6,910.

Results of Operations
---------------------

     During the quarter and the six month period ended June 30, 2002 we generated net patient service revenue of $380,000 and $700,000, respectively. During the quarter and six month period ended June 30, 2001 our efforts were focused on the acquisition of Premier and no revenues were generated. All of the revenues generated during 2002 were generated at our sole operating PET Center in Wichita, Kansas.

     Our operating expenses for the quarter and six month period ended June 30, 2002 were $512,000 and $1,065,000, respectively, greater than they were for the 2001 comparative periods. The quarter and six month period ended June 30, 2002 includes $370,000 and $710,000, respectively, of expenses incurred to operate our PET Center in Wichita, Kansas, and $209,000 and $357,000, respectively, to operate Premier, both of which were not fully operational during the 2001 comparative periods. Interest expense for the quarter and six month period ended June 30, 2002 was $50,000 and $101,000, respectively, all primarily related to the DVI loan. Such loan was obtained during the latter part of the second Quarter of 2001 and interest during the 2001 comparative periods was nominal.

     Non-operating income consists of interest income earned on our bank deposits and amounted to $2,000 and $19,000, respectively, for the quarters ended June 30, 2002 and 2001 and $6,000 and $44,000, respectively, for the six month periods ended June 30, 2002 and 2001.

     As of June 30, 2002, we held a 34.5% limited partnership interest in Sagemark Capital, LP. Our share of earnings (losses) related to our limited partnership investment in Sagemark Capital was ($232,000) and $787,000, respectively, for the quarters ended June 30, 2002 and 2001 and was ($61,000) and $199,000, respectively, for the six month periods ended June 30, 2002 and 2001. As of June 30, 2002, our cumulative share of Sagemark Capital's loss was $791,000. As of June 30, 2002, Sagemark Capital had $21.724 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, we incurred a net loss of $783,000, or $.59 per share, for the quarter ended June 30, 2002 and a net loss of $1,094,000, or $.76 per share, for the six month period ended June 30, 2002. During the prior comparative period, we incurred net income of $434,000, or $.27 per share, for the quarter ended June 30, 2001 and a net loss of $330,000, or $.21 per share, for the six month period ended June 30, 2001.

     We established the Wichita PET Center in the third quarter of 2001 pursuant to our plan to establish and operate PET imaging centers throughout the United States. Subsequent to the acquisition of Premier in May 2001, we expended significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete such negotiations and have the required capital and financing available to do so. As of June 30, 2002, we are in the process of establishing two additional PET Centers in New York and New Jersey. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Form of Common Stock Purchase Warrant.

99.3  Form of Registration Rights Agreement

99.4 Turnkey License and Services Agreement between Premier PET of Long Island, LLC and Long Island Positron Emission Tomography Scanning, P.C.

-----------------

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           The Sagemark Companies Ltd.



August 19, 2002                          /s/ THEODORE B. SHAPIRO
                                         ------------------------------------
                                         Theodore B. Shapiro
                                         Chief Executive Officer,
                                         President and Director


August 19, 2002                          /s/ GEORGE W. MAHONEY
                                         ------------------------------------
                                         George W. Mahoney
                                         Chief Financial Officer
s