Form 10QSB
period 2002-09-30
SAGEMARK COMPANIES LTD
filed 2002-11-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ________ to ________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 14, 2002, the registrant had 1,645,253 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2002 and the related consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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






MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
November 19, 2002

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended September 30,                         2002             2001
------------------------------------------------------------------------------

Net Patient Service Revenue                          $442,000         $144,000
------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits          223,000          198,000
 Patient service costs and expenses - FDG(1)           92,000           25,000
 Patient service costs and expenses, other             19,000            2,000
 Patient service costs and expenses, related party      7,000                -
 Radiology expense                                     29,000            8,000
 Equipment maintenance                                 18,000                -
 Amortization and depreciation                         88,000           32,000
 Professional fees                                     64,000           58,000
 Settlement costs                                           -          107,000
 Legal fees, related party                             34,000           98,000
 Consulting fees                                       18,000           14,000
 Billing and collection fees, related party            15,000                -
 Rent expense, related party                           17,000            7,000
 Other general and administrative expenses            196,000          104,000
------------------------------------------------------------------------------
  Total operating expenses                            820,000          653,000
------------------------------------------------------------------------------
Loss from Operations                                 (378,000)        (509,000)
Interest expense                                      (48,000)          (5,000)
Interest income, investments                            2,000           13,000
------------------------------------------------------------------------------
Loss before share of income
 of unconsolidated affiliate                         (424,000)        (501,000)
Share of income of unconsolidated affiliate           166,000           94,000
------------------------------------------------------------------------------
Net Loss                                            ($258,000)       ($407,000)
==============================================================================

Basic and diluted loss per common share               ($0.17)           ($0.26)
==============================================================================

Weighted average shares of common stock
 outstanding                                       1,490,253         1,590,247
==============================================================================

(1) fluro-deoxy-glucose

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended September 30,                         2002             2001
------------------------------------------------------------------------------

Net Loss                                            ($258,000)       ($407,000)

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                   1,000           (5,000)
------------------------------------------------------------------------------

Comprehensive Loss                                  ($257,000)       ($412,000)
==============================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Nine Months Ended September 30,                          2002             2001
------------------------------------------------------------------------------

Net Patient Service Revenue                        $1,142,000         $144,000
------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits          748,000          369,000
 Patient service costs and expenses -FDG(1)           268,000           25,000
 Patient service costs and expenses, other             32,000            2,000
 Patient service costs and expenses, related party     10,000                -
 Radiology expense                                     84,000            8,000
 Equipment maintenance                                 18,000                -
 Amortization and depreciation                        263,000           33,000
 Professional fees                                    224,000          295,000
 Settlement costs                                           -          107,000
 Legal fees, related party                            168,000           98,000
 Consulting fees                                       46,000           43,000
 Billing and collection fees, related party            35,000                -
 Rent expense, related party                           51,000            7,000
 Other general and administrative expenses            510,000          239,000
------------------------------------------------------------------------------
  Total operating expenses                          2,457,000        1,226,000
------------------------------------------------------------------------------
Loss from Operations                               (1,315,000)      (1,082,000)
Interest expense                                     (148,000)          (6,000)
Interest income, investments                            7,000           57,000
Other income                                                -            1,000
------------------------------------------------------------------------------
Loss before share of income
 of unconsolidated affiliate                       (1,456,000)      (1,030,000)
Share of income of unconsolidated affiliate           105,000          293,000
------------------------------------------------------------------------------
Net Loss                                          ($1,351,000)       ($737,000)
==============================================================================

Basic and Diluted Loss per Common Share:
 Net Loss                                              ($0.93)          ($0.46)
==============================================================================

Weighted average shares of common
 stock outstanding                                  1,451,179        1,587,324
==============================================================================

(1) fluro-deoxy-glucose

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Nine Months Ended September 30,                          2002             2001
------------------------------------------------------------------------------

Net Loss                                          ($1,351,000)       ($737,000)

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                  (9,000)          (4,000)
------------------------------------------------------------------------------

Comprehensive Loss                                ($1,360,000)       ($741,000)
==============================================================================

See notes to unaudited consolidated financial statements.

---------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2002
---------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                               $438,000
Restricted cash balances held in escrow                             189,000
Accounts receivable, net                                            253,000
Marketable securities, current                                        5,000
Other current assets                                                159,000
---------------------------------------------------------------------------
Total current assets                                              1,044,000
---------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures and leasehold improvements, net               1,478,000
Equipment held under capitalized lease obligations, net              92,000
---------------------------------------------------------------------------
Total fixed assets                                                1,570,000
---------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                            1,966,000
Marketable securities, restricted                                     3,000
Other assets                                                        175,000
---------------------------------------------------------------------------
Total other assets                                                2,144,000
---------------------------------------------------------------------------
TOTAL ASSETS                                                     $4,758,000
===========================================================================

See notes to unaudited consolidated financial statements.

---------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2002
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $334,000
Accounts payable, related parties                                   127,000
Accrued payroll                                                     338,000
Accrued dividends                                                    44,000
Other accrued expenses                                               66,000
Escrow deposits                                                     189,000
Current portion of note payable                                     297,000
Current portion of capitalized lease obligations                     20,000
---------------------------------------------------------------------------
Total current liabilities                                         1,415,000
---------------------------------------------------------------------------

LONG-TERM DEBT:
Note payable                                                      1,324,000
Capitalized lease obligations                                        77,000
---------------------------------------------------------------------------
Total long-term debt                                              1,401,000
---------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                            3,000
Common stock, par value $0.01 per share, (25,000,000 shares
 authorized, 1,837,011 shares issued and 1,490,253 shares
 outstanding as of September 30, 2002)                               18,000
Additional paid-in-capital, common stock                         58,962,000
Accumulated other comprehensive loss                                (26,000)
Accumulated deficit                                             (55,082,000)
Deferred compensation expense                                      (247,000)
Less common stock in treasury, at cost                           (1,686,000)
---------------------------------------------------------------------------
Total shareholders' equity                                        1,942,000
---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $4,758,000
===========================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                          2002             2001
------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                          ($1,351,000)       ($737,000)
Adjustments to reconcile net loss
 to net cash used in operations:
  Depreciation and amortization                       263,000           33,000
  Share of income of unconsolidated affiliate        (105,000)        (293,000)
  Stock option compensation expense                    34,000                -
  Loss from investment write-off                            -            5,000
  Bad debt expense                                      2,000                -
  Change in assets and liabilities:
   Accounts receivable, net                            42,000         (141,000)
   Other current assets                               (84,000)         (79,000)
   Accounts payable                                   (14,000)         (74,000)
   Accounts payable, related parties                  127,000                -
   Accrued payroll and related expenses               221,000           29,000
   Income taxes payable                                     -           (2,000)
   Other accrued expense                               13,000           28,000
   Accrued interest                                         -            2,000
------------------------------------------------------------------------------
Net cash used in operating activities                (852,000)      (1,229,000)
------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES
Premises lease deposits                               (36,000)               -
Capital expenditures                                  (13,000)      (1,825,000)
Equipment deposits                                    (64,000)               -
------------------------------------------------------------------------------
Net cash used in investing activities                (113,000)      (1,825,000)
------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering              500,000                -
Proceeds received from subsidiary
 equity financings                                    189,000                -
Subsidiary equity financing proceeds
 held in escrow                                      (189,000)               -
Payments on notes payable                            (137,000)               -
Payments on capital lease obligations                 (13,000)          (1,000)
Loan proceeds                                               -        1,775,000
Deferred financing costs                              (36,000)         (31,000)
Deferred offering costs                               (30,000)          (2,000)
------------------------------------------------------------------------------
Net cash provided by financing activities             284,000        1,741,000
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (681,000)      (1,313,000)
Cash at the beginning of the period                 1,119,000        2,907,000
------------------------------------------------------------------------------
Cash at the end of the period                        $438,000       $1,594,000
==============================================================================
                                                                    (continued)

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                          2002             2001
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                            $148,000           $5,000
==============================================================================
 Income taxes                                          $1,000           $2,000
==============================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2002
-----------------------------------------------
On March 12, 2002 the Company transferred a 27% limited partnership interest in Sagemark Capital, LLP to Technology Acquisitions Ltd. in exchange for 266,662 shares of the Company's Common Stock owned by Technology Acquisitions Ltd. The transaction increased the Company's Treasury Stock, at cost, by $1,439,000 and decreased the Company's net investment in Sagemark Capital, LLP by $1,439,000. The transaction reduced the number of Common shares outstanding by 266,662 shares and increased the number of Common shares held in treasury to 346,758.

In May 2002, pursuant to a Medical Advisory Agreement between the Company and a physician, the Company issued to the physician, a warrant to purchase 80,000 shares of its Common Stock exercisable at $3.45 per share, which was the fair market value on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $276,000, representing deferred compensation expense which is reported as a separate component of stockholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement.

During the nine months ended September 30, 2001
-----------------------------------------------
The Company issued 6,000 shares of its Common Stock for the acquisition of Premier PET Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI"), valued at $4,500.

The Company issued a warrant to purchase 12,000 shares of its Common Stock, exercisable at $1.70 per share, to Ed Bright, Chairman of the Board. On the date that the warrant was issued, the market price of the Common Stock was $2.25 per share, resulting in $7,000 of deferred compensation which is being amortized over twenty-four months.

The Company entered into a capitalized lease obligation having a net present value of $72,000 resulting in a non cash increase in fixed assets

                                                                    (concluded)

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Footnotes to Unaudited Consolidated Financial Statements
------------------------------------------------------------------------------

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003.

     The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

(3) Current Business Developments

(a) Establishment of New Subsidiaries and PET Centers

     The Company has established three new subsidiaries.

(i) Premier PET Imaging of New Jersey, Inc.

     Premier PET Imaging of New Jersey, Inc. ("PET NJ") is a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. ("Premier") and was organized for the purpose of owning and operating a Positron Emission Tomography ("PET") diagnostic imaging center ("PET Center") in Parsippany, New Jersey. PET NJ's PET Center is currently in the construction phase. PET NJ subleased space from Morris County PET Management LLC, a majority owned subsidiary of Premier, which subleased such space from Sagemark. On June 30, 2002, Sagemark entered into an equipment purchase order with CTI, Inc., an equipment vendor ("CTI"), subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. Sagemark entered into a premises lease agreement with an independent third party for the facility in which the PET NJ operations will be conducted. The lease is for a ten year period with two five year renewal options. The monthly lease payment for years one through five is $6,344 and for years six through ten is $7,375. Upon the signing of the lease we paid a total of $18,257 to the landlord representing the first months rent of $6,086 and a security deposit of $12,171.

(ii) Morris County PET Management LLC

     The Company capitalized Morris County PET Management LLC ("Morris") by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. ("DVI"), the Company's equipment lender and senior creditor, and the payments required to be made by Morris to Sagemark pursuant to a separate lease agreement between such parties (the "Sagemark Lease") by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center, are leased and/or subleased to Morris by Sagemark. The principal and all accrued interest under the subordinated notes is due on December 31, 2007. On October 15, 2002, Premier purchased 77 Morris Units for a total of $200,200, and other investors previously purchased 23 Morris Units for a total of $59,800, the proceeds of which are being held in an escrow account. Such proceeds cannot be released from escrow until such time that the Company has signed a loan agreement with DVI. Morris will provide management and administrative services to PET NJ pursuant to an Administrative Services Agreement. The Administrative Services Agreement has a term of ten years (subject to earlier terminations specified therein), subject to a 10 year renewal option, and provides for service fees payable by PET NJ from PET Center Revenues that may not exceed $401,000 per month. Morris will sublease the premises to be utilized for the operation of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to PET NJ for use by PET NJ in its operation of the PET Center during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to PET NJ in consideration of the service fees payable to Morris thereunder. The Administrative Services Agreement also provides for Morris to advance certain sums from its working capital to PET NJ to enable Premier NJ to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to PET NJ, which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by PET NJ from revenues generated from its operations. PET NJ granted Morris a security interest in all of its assets as collateral security for PET NJ's obligation to pay such service fees to Morris.

(iii) Premier PET of Long Island LLC

     The Company capitalized Premier PET of Long Island LLC ("PET LI") by issuing 100 Membership Units (the "Long Island Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI. On July 3, 2002, Premier purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, an investor purchased 49 Long Island Units for a total of $127,400, the proceeds for which are being held in an escrow account. Such proceeds will remain in the escrow account until the Company has signed a loan and security agreement with DVI.

     PET LI will provide management and administrative services to Rockville PET Imaging, P.C., ("PET Rockville"),a professional corporation which will operate the PET Center in Rockville Centre, New York, pursuant to a Turnkey License and Services Agreement dated June 10, 2002 between PET LI and PET Rockville (the "Turnkey License"). The Turnkey License has a term of ten years, subject to a renewal option for successive five year periods and provides for administrative services fees payable by PET Rockville from PET Center Revenues that may not exceed $250,000 per month during the first year of the agreement and $400,000 per month in subsequent years. PET LI has agreed to sublease the premises to be utilized for the operations of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to PET Rockville for use by PET Rockville in its operations of the PET Center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to PET Rockville in consideration of the service fees payable to PET LI thereunder. The Turnkey License also provides for PET LI to advance certain sums from its working capital to PET Rockville to enable PET Rockville to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to PET Rockville, which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by PET Rockville from revenues generated from its operations. PET

Rockville has agreed to grant PET LI a security interest in all of its assets as collateral security for PET Rockville's obligation to pay such service fees to PET LI.

     On June 26, 2002, PET LI entered into an equipment purchase order with CTI, subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. This purchase order was subsequently assigned to the Company. The PET Scanning Equipment has a one year warranty. PET LI also entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to the Company and has a term of four years and is payable in monthly installments of $9,167. Sagemark entered into a separate premises lease agreement with an independent third party for the facility in which the Long Island PET Center operations will be conducted. The lease is for a ten year period with two five year renewal options and will commence upon completion of the construction of the Long Island PET Center. The monthly lease payments for years one and two is $6,910 and is increased thereafter by 3.75% per annum for years three through ten. Upon the signing of the lease, the Company paid a total of $25,464 to the landlord representing the first months rent of $6,910 and a security deposit of $18,554. For the three and nine month periods ended September 30, 2002, the Company incurred lease expense of $20,730.

(b) Premier PET Imaging of Wichita, LLC's PET Scanning Equipment Service
Agreement

     On June 26, 2002, Premier PET Imaging of Wichita, LLC, a wholly owned subsidiary of the Company, ("PET Wichita") entered into a five year service agreement with CTI from whom PET Wichita purchased its PET Scanning Equipment. The service agreement commences August 1, 2002 and expires July 31, 2007. PET Wichita will make monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased. For the three and nine month periods ended September 30, 2002, the Company incurred PET medical equipment maintenance expense of $18,334.

(c) Medical Advisory Agreement

     In May 2002, the Company entered into a Medical Advisory Agreement with a physician to assist Premier in its efforts to establish and develop additional PET Centers throughout the United States as well as to educate both the physicians who might avail themselves of the benefits of PET for their patients and our technical personnel and radiologists who will be administering and interpreting the PET procedures performed at our PET Centers. The Medical Advisory Agreement expires in May 2005. Pursuant to the Medical Advisory Agreement, the Company issued to the physician, a warrant to purchase 80,000 shares of its Common Stock at an exercise price of $3.45 per share, which was the fair market value at the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $275,810, representing deferred compensation expense which is reported as a separate component of stockholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement, at $7,661 per month. For the three and nine month periods ended September 30, 2002, $22,983 and $30,644, respectively, of expense has been recognized from the amortization of the Warrant. The Company has granted "piggy-back" registration rights to the holder of the warrant and has agreed to certain indemnification of the physician thereunder and pursuant to the Medical Advisory Agreement.

(d) Premier PET Consulting Agreement

     On March 4, 2002, Premier entered into a Consulting Agreement with an individual (the "Consultant"). The Consultant agreed to perform consulting and advisory services on behalf of Premier with respect to Premier's efforts to establish additional PET Centers throughout the United States and to expand the activities of its existing PET Centers and its proposed PET Centers during the term of the Consulting Agreement. The initial term of the Consulting Agreement expired on May 31, 2002 and continued thereafter on a weekly basis until August 29, 2002, at which time, the Company believes, it had reached an understanding with the Consultant to modify the terms of such arrangement. The Consultant subsequently objected to the Company's position and there is currently a dispute between the Company and the Consultant with respect to the Consulting Agreement and the compensation due to the Consultant thereunder. The Company and the Consultant are currently discussing a resolution of such dispute. In addition to the weekly consulting fees payable by the Company under the Consulting Agreement, the Consultant is entitled to reimbursement for all ordinary and necessary out-of-pocket expenses and to certain incentive compensation consisting of a $50,000 cash fee and the right to acquire up to a 5% equity interest in any PET center established by the Company as a result of the Consultant's efforts under the Consulting Agreement. Such incentive compensation is conditioned upon, among other things, the Company establishing one or more PET centers as a result of the Consultant's introduction to the Company of such PET center and the proposed equity partners therein. As of the date hereof, the Company has not established any additional PET centers pursuant to the Consulting Agreement. For the three and nine month periods ended September 30, 2002, Premier has recognized expense of $18,000 and $44,000, respectively, pursuant to this Consulting Agreement.

     During the second and third quarters of 2002, Premier entered into three separate consulting agreements (the "Consulting Agreements") with individuals (the "Consultants"). Each of such Agreements have a one year term and provide for the Consultants to identify prospective locations for additional PET centers for Premier in Westchester County, New York; Connecticut, Pennsylvania, and any other territory approved by Premier and also introduce prospective physician equity owners of the PET centers at such locations. In consideration of and subject to Consultants introduction to Premier of one or more of such locations and equity owners during the term of the Agreement and twelve months subsequent and to the consummation by the Company of a transaction involving a PET center at such locations, Consultants shall be entitled to a $50,000 fee as well as the right to purchase up to 5% of the equity interests in each PET center. Furthermore, one of the Consulting Agreements provides the Consultant with a warrant to purchase up to one thousand (1,000) shares of the Company's common stock during a term of three (3) years from the date of issuance of such warrant, at an exercise price equal to the closing price of the common stock on the date of issuance of such warrant.

(e) Fluro-Deoxy-Glucose ("FDG") Supply Agreements

i. Morris FDG Supply Agreement

     On September 5, 2002, Morris entered into a FDG Supply Agreement (the "Morris Supply Agreement") with a national vendor. Morris has agreed to purchase 90% of its FDG requirements from this vendor during the term of this Agreement. The Morris Supply Agreement provides for reduced pricing for all FDG purchased by Morris as FDG dosage purchases increase. The Morris Supply Agreement is effective for a period of not less than thirty-six months and provides Morris with four, one-year renewal options. The Morris Supply Agreement also provides Morris with the right to cancel the Morris Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. Morris intends to utilize the Morris Supply Agreement to supply FDG dosages to PET NJ.

ii. PET LI FDG Supply Agreement

     On October 16, 2002, PET LI entered into a FDG Supply Agreement (the "PET LI Supply Agreement") with a national vendor. PET LI has agreed to purchase 90% of its FDG requirements from this vendor during the term of this Agreement. The PET LI Supply Agreement provides for reduced pricing for all FDG purchased by PET LI as FDG dosage purchases increase. The PET LI Supply Agreement is effective for a period of not less than thirty-six months and provides PET LI with four, one-year renewal options. The PET LI Supply Agreement also provides PET LI with the right to cancel the PET LI Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. PET LI intends to utilize the PET LI Supply Agreement to supply FDG dosages to PET Rockville, which is being managed and administered by PET LI.

(f) Equipment Financing Commitment for the Company

     On September 19, 2002, the Company executed an equipment financing commitment with DVI. The financing commitment provides for a maximum loan to the Company of $1,540,000. The loan proceeds will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the PET Center in Rockville Center, Long Island. Premier will pledge its equity interest in PET LI as collateral security for such loan and $140,000 of the loan will be jointly and severally personally guaranteed by Dr. Stephen
A. Schulman, a Director of the Company; and Theodore Shapiro, President, Chief Executive Officer and a Director of the Company. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. The Company has paid a non-refundable $15,400 commitment fee to DVI, which will be amortized over the term of the financing. We contemplate executing definitive loan documentation with DVI with respect to this loan in November 2002.

(g) Exclusive services Agreement

     On October 30, 2002, PET NJ entered into an exclusive radiology agreement (the "Agreement") with a professional corporation ("PC"). The PC will perform reading and interpretive services with respect to all diagnostic imaging scans produced by PET NJ. The term of the Agreement is two years commencing October 30, 2002 and expiring October 29, 2004, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Agreement. The PC will receive a maximum fee of $170 for each PET imaging scan read and interpreted by it. Such fee is payable from 10% of collected revenues, less the amount of patient refunds or allowances and duplicate film costs relating thereto. The Agreement contains customary restrictive and non-disclosure covenants.

(4) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2002, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2002 the Company had, in the aggregate, $316,000 of cash balances in excess of federally insured limits, of which $29,000 relates to restricted cash balances. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three and nine months ended September 30, 2002, $255,000, or 58%, and $659,000, or 58%, respectively, of net patient service revenue was from one governmental agency and $86,000, or 19%, and $270,000, or 24%, respectively, of net patient service revenue was from one commercial health insurance carrier. As of September 30, 2002, $131,000, or 52% of accounts receivable, was from one governmental agency and $45,000, or 18% of accounts receivable, was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(5) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P., formerly Sagemark Capital, L.P. ("Trident" or the "Partnership") and, as of September 30, 2002, all but $188,000 of such contributions have been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds.

     On March 12, 2002, the Company consummated a transaction pursuant to a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") which was entered into on September 18, 2001 (the "TAL Purchase Agreement"). Pursuant to the terms of the TAL Purchase Agreement, the Company transferred to TAL an approximate 27% limited partnership interest in Trident owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL (the "TAL Shares"). Following the consummation of the TAL Purchase Agreement, the Company owns an approximate 34.5% limited partnership interest in the Partnership (the "Remaining Limited Partnership Interest").

     Additionally, the Partnership has agreed to purchase the Remaining Limited Partnership Interest for a total purchase price of $2.6 million with and to the extent it receives any proceeds from the sale of its debt or equity securities during a period which expired on September 30, 2002 from certain specified investors including Frank DeLape and Benchmark Equity Group, Inc., an entity in which Mr. DeLape is Chairman of the Board and Chief Executive Officer. Mr. DeLape is also an officer and shareholder of TAL, a former member of the Board of Directors of the Company and a general partner of Sagemark Management LLC, the General Partner of the Partnership. None of the Company's remaining Limited Partnership interest has been purchased.

     The transaction reduced the number of common shares outstanding by 266,662 shares and increased the number of common shares held in treasury to 346,758.

     The Company's September 30, 2002 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                    $4,920,000
Subscription payable at inception                    (333,000)
-------------------------------------------------------------
Capital contributions paid-in at inception          4,587,000
Expenses allocated to Sagemark Capital in 1999       (557,000)
Sale of 27% limited partnership interest           (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest             145,000
Cumulative equity method losses                      (625,000)
-------------------------------------------------------------
Equity method investment balance                   $1,966,000
=============================================================

     At September 30, 2002 the equity method investment balance of $1,966,000 is $1,071,000 less than the amount of underlying equity in net assets, $3,037,000; because of unrealized appreciation in investments.

     The condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended September 30,                         2002             2001
------------------------------------------------------------------------------
Income                                               $633,000         $430,000
Operating expenses                                   (400,000)        (277,000)
Investment gains                                      248,000                -
------------------------------------------------------------------------------
Net income                                           $481,000         $153,000
==============================================================================

Nine Months Ended September 30,                          2002             2001
------------------------------------------------------------------------------
Income                                             $1,801,000       $1,429,000
Operating expenses                                 (1,032,000)        (961,000)
Investment gains (losses)                            (466,000)           9,000
------------------------------------------------------------------------------
Net income                                           $303,000         $477,000
==============================================================================

As of September 30, 2002
-------------------------------------------------------------
Investments at fair value                         $22,077,000
Other assets                                          996,000
SBA debentures                                    (13,880,000)
Other liabilities                                    (391,000)
-------------------------------------------------------------
Partnership capital                                $8,802,000
=============================================================

     For accounting purposes the TAL Purchase Agreement is being treated as effective January 1, 2002. The following is pro forma information as if the TAL Purchase Agreement had occurred on January 1, 2001.

                                                        Three             Nine
                                                       Months           Months
                                                        Ended            Ended
                                                September 30,    September 30,
                                                         2001             2001
------------------------------------------------------------------------------
Revenue                                                     -                -
Loss from operations                                ($501,000)     ($1,030,000)
Net  loss                                           ($448,000)       ($866,000)
Net loss per common share                              ($0.28)          ($0.55)
Diluted loss per common share                          ($0.28)          ($0.55)

(6) Basic and Diluted Loss Per Share

     Basic loss per share reflects the amount of loss for the applicable period to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into shares of common stock. The computation of diluted loss per share does not the assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share).

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase Common Stock at the average market price of the Common Stock during the period. For the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, all of the Company's potential common shares were anti-dilutive.

     For the three and nine months ended and as of September 30, 2002, warrants and options to purchase an aggregate of 720,000 shares of Common Stock at prices ranging from $1.13 to $3.45 per share were outstanding. For the three and nine months ended September 30, 2001, options and warrants to purchase an aggregate of 646,333 shares of common stock at prices ranging from $1.13 to $4.50 per share were outstanding. Such securities may dilute earnings per share in the future.

(7) Private Placement

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The offering period for the private placement was to terminate on May 21, 2002; however, the Company extended the offering period until November 30, 2002. There are no commissions or other compensation that will be paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of September 30, 2002 the Company had sold 166,668 shares of Common Stock for gross proceeds of $500,004 and incurred offering expenses of $29,016 resulting in net proceeds of $470,988. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and other investors purchased 66,667 shares for $200,001. Subsequent to September 30, 2002, the Company sold 166,667 shares of Common Stock for gross proceeds of $500,000 and has incurred additional offering expenses of $9,086 resulting in net proceeds of $490,914. All of the 166,667 shares of Common Stock were purchased by outside investors. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2001 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS, WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF SAGEMARK CAPITAL, LLP, THERE IS A LIMITED MARKET FOR OUR COMMON STOCK, TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS, WE WILL REQUIRE SIGNIFICANT FINANCING TO FACILITATE OUR PRESENT AND PROPOSED BUSINESS, OUR EXISTING AND PLANNED BUSINESS OPERATIONS WILL DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS, OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS, WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE, THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED AND THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS REFERENCED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these quarterly financial statements from the assumptions, estimates and judgments used in the preparation of the Company's latest audited financial statements.

Phase Out of the OTC Bulletin Board
-----------------------------------

     The Company's common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market,Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2003 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require the Company to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after the Company becomes listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. The Company will be required to distribute its annual report on Form 10KSB to its shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by the Company, the initial listing fee will be approximately $10,000 and the Company will also be subject to an annual renewal fee of $4,000. If a listing application filed by the Company is not accepted by the BBX, the Company's common stock will trade on the Pink Sheets which would likely provide holders of the Company's common stock with less liquidity than either the OTCBB or the BBX.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On September 30, 2002, we had a working capital deficit of $371,000, including $438,000 of available cash. During the nine months ended September 30, 2002 our working capital decreased $1.083 million of which $852,000 represents working capital used in our operating activities, $113,000 represents working capital used for deposits and capital expenditures in establishing new PET Centers and $89,000 reflects an increase in the current portion of notes payable. At September 30, 2002, our working capital includes $253,000 of accounts receivable of which $131,000, or 52%, is due from one governmental agency and $45,000, or 18%, is due from one commercial health insurance carrier.

     On May 14, 2001, we acquired Premier P.E.T. Imaging International, Inc. ("Premier") and agreed to provide $1 million of our working capital to fund its operating activities. As of September 30, 2002, we have provided Premier with $968,000 of working capital.

     Our existing debt service, including principal and interest for our debt with DVI Financial Services, Inc. and our long-term capital leases, approximates $455,000 for the next twelve months. Premier P.E.T. Imaging of Wichita, LLC's $1.691 million equipment loan, and the Company's $1.734 million and $1.54 million financing commitments, from DVI, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. In the event that our cash balances fall below $500,000 the debt to DVI will be in default, which among other things could ultimately result in a demand for payment by DVI. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest. Subsequent to September 30, 2002, Premier has utilized $109,000 of the committed financed amounts.

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares (each a "Share" and, collectively, the "Shares") of our common stock, $.01 par value per share. The Shares are being offered by us at $3.00 per share on a "best efforts, 166,667 Shares or none" basis. The Shares are restricted securities as defined under the applicable provisions of the Securities Act of 1933, as amended. The offering period for the private placement was to terminate on May 21, 2002; however, the Company extended the offering period until November 30, 2002. There are no commissions or other compensation that will be paid by us in connection with this private placement. The net proceeds from the offering have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of September 30, 2002 the Company has sold 166,668 shares of Common Stock for gross proceeds of $500,004 and incurred offering expenses of $29,016 resulting in net proceeds of $470,988. Subsequent to September 30, 2002, the Company sold 166,667 shares of Common Stock for gross proceeds of $500,000 and has incurred additional offering expenses of $9,086 resulting in net proceeds of $490,914. All of the 166,667 shares of Common Stock were purchased by outside investors. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro, our President, Chief Executive Officer, and a Director, agreed to defer payment of his salary beginning April 1, 2002 and as of September 30, 2002, Mr. Shapiro's deferred salary was an aggregate of $100,000. Pursuant to his employment agreement with Premier, Dr. Schulman, the Chief Executive Officer of Premier and a Director, was to begin receiving payment of his salary which had been contractually deferred from May 2001 to May 2002. Dr. Schulman has agreed to continue the deferral of his salary which, as of September 30, 2002 amounts to an aggregate of $218,000. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

     During the nine month period ended September 30, 2002 we organized new subsidiaries all for the purpose of establishing two new PET Centers. In connection with the establishment of these two PET Centers, we are required to provide an aggregate of $12,800 in capital contributions and $320,000 in subordinated loans. As of September 30, 2002, we funded $132,600 of our committed amount. Subsequent to September 30, 2002, the remaining $200,200 was funded. Each new PET Center that is established will require the acquisition of PET scanning equipment. We have entered into two separate purchase orders to acquire PET scanning equipment at a price of $1.4 million for each PET scanner. We will require additional financing to complete any additional future acquisition of PET scanning equipment and such existing purchase orders are subject to such financing contingencies. Financing for both purchase orders has been obtained from DVI. The PET scanning equipment will require maintenance and as such we have entered into three separate long-term service contracts to cover the PET scanning equipment at our Wichita PET Center and the PET scanning equipment related to the two new purchase orders. Each of the three service contracts will require monthly payments of $9,167. The two new PET Centers will lease space pursuant to subleases with Sagemark. Sagemark entered into two premise leases which will require initial monthly payments of $6,344 and $6,910, respectively subject to future increases. Sagemark has paid $36,000 for lease deposits and $21,000 for monthly lease payments.

Results of Operations
---------------------

     During the quarter and the nine month period ended September 30, 2002 we generated net patient service revenue of $442,000 and $1,142,000, respectively. During the quarter and nine month period ended September 30, 2001 we generated net patient revenues of $144,000 and $144,000, respectively. All of the revenues generated during 2002 and 2001 were generated at our sole operating PET Center in Wichita, Kansas.

     Our operating expenses for the quarter and nine month period ended September 30, 2002, were $167,000 and $1,231,000, respectively, greater than they were for the 2001 comparative periods. The quarter and nine month period ended September 30, 2002, includes $400,000 and $1,110,000, respectively, of expenses incurred to operate our PET Center in Wichita, Kansas, and $141,000 and $498,000, respectively, to operate Premier, both of which were not fully operational during the 2001 comparative periods. Interest expense for the quarter and nine month period ended September 30, 2002, was $48,000 and $148,000, respectively, all primarily related to the DVI debt. Such debt was incurred during the latter part of the second quarter of 2001 and interest during the 2001 comparative periods was $5,000 and $6,000, respectively.

     Non-operating income consists of interest income earned on our bank deposits and amounted to $2,000 and $13,000, respectively, for the quarters ended September 30, 2002 and 2001 and amounted to $7,000 and $57,000, respectively, for the nine month periods ended September 30, 2002 and 2001.

     As of September 30, 2002, we held a 34.5% limited partnership interest in Sagemark Capital, LP. Our share of earnings related to our limited partnership investment in Sagemark Capital was $166,000 and $94,000, respectively, for the quarters ended September 30, 2002 and 2001, and was $105,000 and $293,000, respectively, for the nine month periods ended September 30, 2002 and 2001. As of September 30, 2002, our cumulative share of Sagemark Capital's loss was $625,000. As of September 30, 2002, Sagemark Capital had $22.077 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, we incurred a net loss of $258,000, or $.17 per share, for the quarter ended September 30, 2002, and a net loss of $1,351,000, or $.93 per share, for the nine month period ended September 30, 2002. During the prior comparative period, we incurred a net loss of $407,000, or $.26 per share, for the quarter ended September 30, 2001, and a net loss of $737,000, or $.46 per share, for the nine month period ended September 30, 2001.

     We established the Wichita PET Center in the third quarter of 2001 pursuant to our plan to establish and operate PET imaging centers throughout the United States. Subsequent to the acquisition of Premier in May 2001, we expended significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete such negotiations and obtain the required capital and financing available to do so. As of September 30, 2002, we were in the process of constructing two additional PET Centers in New York and New Jersey. On October 27, 2002, PET LI commenced operations and on October 29, 2002, the PET Center which is managed by PET LI started performing patient procedures. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations.

Item 3. Controls and Procedures

     Based upon their evaluation of the Company's internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect those controls and subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Chief Executive Officer Certification.

99.3  Chief Financial Officer Certification

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Sagemark Companies Ltd.



November 19, 2002                      /s/ Theodore B. Shapiro
                                       ------------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


November 19, 2002                      /s/ George W. Mahoney
                                       ------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer