Form 10KSB
period 2002-12-31
SAGEMARK COMPANIES LTD
filed 2003-04-14
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended December 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934   For the transition period from            to           .
                                                    ------------  -----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $1,598,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 24, 2003 was approximately $6,316,000 computed on the basis of the reported closing price of $3.60 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2003, the Registrant has 1,905,253 shares of its par value $0.01 Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [X] No [ ]

Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

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

SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; WE HAVE A LIMITED OPERATING HISTORY; ACCEPTANCE OF OUR SERVICES BY THE MEDICAL COMMUNITY OR BY PATIENTS MAY NOT GROW, WHICH MAY IMPAIR OUR FUTURE REVENUES AND PROFITABILITY; EFFECTIVE MARKETING IS ESSENTIAL TO OUR OPERATIONS; WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE; WE DEPEND ON A SMALL NUMBER OF PET EQUIPMENT SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; WE DEPEND ON A SMALL NUMBER OF FLUORO-DEOXY-GLUCOSE ("FDG") SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED; IF OUR PROVIDER CONTRACTS ARE NOT RENEWED OR ARE TERMINATED EARLY, OUR BUSINESS AND FINANCIAL RESULTS WOULD BE HARMED; COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS OR PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED; A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS; OUR PET SERVICE REQUIRES THE USE OF RADIOACTIVE MATERIALS, WHICH COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS; THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR SERVICES; THE APPLICATION OR REPEAL OF STATE CERTIFICATE OF NEED REGULATIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS; IF WE FAIL TO COMPLY WITH VARIOUS LICENSING, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSING, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS; MANAGED CARE ORGANIZATIONS MAY PREVENT HEALTHCARE PROVIDERS FROM USING OUR SERVICES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES; WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR PET SYSTEMS OR GENERATE REVENUE WHEN OUR PET SYSTEMS ARE NOT WORKING; WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF TRIDENT GROWTH FUND L.P.; OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED; THERE IS A LIMITED MARKET FOR OUR COMMON STOCK; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

Item 1. Description of Business.

Business Development
--------------------

Organization
------------

     In 1961 we were organized as a New York corporation. Since such date we have undergone several name changes and in 1999 we changed our name to The Sagemark Companies Ltd. We are a publicly owned holding company and have controlling interests in our subsidiaries. Throughout this document our company and its subsidiaries may be collectively referred to as "We", "Our", "Sagemark", the "Company" or the "Registrant".

Change in Management
--------------------

     On November 20, 2000 Edward D. Bright and Theodore B. Shapiro were appointed to our Board of Directors. On March 7, 2001, our Board of Directors appointed Theodore B. Shapiro as President and Chief Executive Officer and Edward D. Bright as Chairman of the Board. On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer. On May 17, 2001 Dr. Stephen A. Schulman was appointed to our board of directors and we entered into an employment agreement with him to serve as the Chief Executive Officer of our subsidiary, Premier P.E.T. Imaging International, Inc. for a term of five years. On May 21, 2001 Robert L. Blessey, our general counsel, was appointed to our board of directors.

Private Placement Offerings
--------------------------

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares of our common stock, $.01 par value per share. Each share of common stock was offered by us at $3.00 per share. The offering period for the private placement was to terminate on May 21, 2002; however, we extended the offering period until November 30, 2002. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of December 31, 2002 we had sold 321,668 shares of common stock for gross proceeds of $965,004 and incurred offering expenses of $47,606 resulting in net proceeds of $917,398. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and outside investors purchased 221,667 shares for $665,001. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

     On December 9, 2002, we commenced an additional private placement offering to accredited investors of 400,000 shares of our common stock. Each share of common stock was offered by us at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, we sold 400,000 shares of common stock for gross proceeds of $1,000,000 and incurred offering expenses of $5,000 resulting in net proceeds of $995,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

Prior Business
--------------

     Prior to May 14, 2001, we operated as a financial services company. We are a limited partner of Trident Growth Fund L.P., formerly Sagemark Capital LP, which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Trident Growth Fund L.P. has made investments and loans to companies engaged in e-commerce, telecommunications, and human resources outsourcing. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 and as of December 31, 2002, we have a 34.5% limited partnership interest in Trident Growth Fund L.P., however; we have limited advisory and reporting rights with respect to the day to day operations of Trident Growth Fund L.P. As a result, Trident Growth Fund L.P. is not included in our consolidated financial statements as a consolidated subsidiary and is instead reported by us as an unconsolidated affiliate.

Current Business Developments
-----------------------------

(a) Acquisition of Premier P.E.T. Imaging International, Inc.

     On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation for 6,000 shares of our common stock. Premier P.E.T. Imaging International, Inc. was formed by its founders to acquire and operate outpatient diagnostic imaging centers which we call "PET Centers". Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation will receive an additional 319,500 shares of our common stock for each of the first six PET Centers established by Premier P.E.T. Imaging International, Inc. if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this arrangement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. These additional shares of common stock will have certain registration rights and in the event that either the outpatient diagnostic imaging centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of this acquisition, we have the right to repurchase these shares for one dollar.

     We also agreed to provide $1 million of working capital to Premier P.E.T. Imaging International, Inc. and as of December 31, 2002 all of such funds have been provided. Additionally, we agreed to guarantee Premier P.E.T. Imaging International, Inc.'s obligations under any lease or purchase agreement between Premier P.E.T. Imaging International, Inc. and the manufacturer or supplier of the equipment necessary to operate the PET Centers. On November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities.

(b) Establishment of New Subsidiaries and PET Centers

(i) Premier P.E.T. Imaging of Wichita, LLC

     On March 29, 2001 we organized Premier P.E.T. Imaging of Wichita, LLC, a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. for the purpose of owning and operating our first Positron Emission Tomography diagnostic imaging center ("PET Center") in Wichita, Kansas which became operational in the third quarter of 2001. On April 4, 2001, Premier P.E.T. Imaging of Wichita, Inc. executed and guaranteed an equipment financing commitment with DVI Financial Services, Inc., our equipment lender and senior creditor. We used all of the $1.758 million financing proceeds to purchase diagnostic imaging equipment ("PET Scanning Equipment") and to pay for leasehold improvements necessary to establish the PET Center in Wichita, Kansas.

     On June 26, 2002, Premier PET Imaging of Wichita, LLC entered into a five year service agreement with CTI, Inc. from whom Premier PET Imaging of Wichita, LLC purchased its PET Scanning Equipment. The service agreement commenced August 1, 2002 and expires July 31, 2007. PET Wichita makes monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased.

     On May 17, 2001 Premier PET Imaging of Wichita, LLC entered into a premises lease agreement with an entity in which Dr. Stephen A. Schulman, a Director of the Company, has a controlling interest in, for the facility in which its operations are conducted. The lease is non-cancelable, has an initial expiration in August of 2007 and may be renewed for up to an additional twelve years. The monthly lease payment is $4,465.

(ii) Premier PET Imaging of New Jersey, Inc.

     On January 8, 2002 we organized our second PET Center, Premier PET Imaging of New Jersey, Inc., a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. to own and operate a PET Center in Parsippany, New Jersey. On October 24, 2001, Sagemark Companies Ltd. executed an equipment financing commitment with DVI Financial Services, Inc. for Premier PET Imaging of New Jersey, Inc. The financing commitment provides for a maximum funding of $1.784 million. During 2002 we utilized $1.444 million of the financing proceeds to purchase diagnostic equipment and to pay for leasehold improvements necessary to establish Premier PET Imaging of New Jersey, Inc. We guaranteed this financing and paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc.

     On June 30, 2002, Sagemark entered into an equipment purchase order with CTI, Inc. to purchase PET Scanning Equipment at a cost of $1.4 million. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167.

     On October 30, 2002, Premier PET Imaging of New Jersey, Inc. entered into an exclusive radiology agreement with a professional corporation that will perform reading and interpretive services with respect to all diagnostic imaging scans produced by Premier PET Imaging of New Jersey, Inc.. The term of the radiology agreement is two years commencing October 30, 2002 and expiring October 29, 2004, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Agreement. The professional corporation providing the radiology services will receive a maximum fee of $170 for each PET imaging scan read and interpreted by it. Such fee is payable from 10% of collected revenues, less the amount of patient refunds or allowances and duplicate film costs relating thereto. The radiology agreement contains customary restrictive and non-disclosure covenants.

     Sagemark entered into a premises lease agreement with an independent third party for the facility in which the Premier PET Imaging of New Jersey, Inc. operations will be conducted. The lease is for a ten year period with two five year renewal options. The monthly lease payment for years one through five is $6,344 and for years six through ten is $7,375. Upon the signing of the lease we paid a total of $18,257 to the landlord for the first months rent of $6,086 and a security deposit of $12,171.

(iii) Morris County PET Management LLC

     During the fourth quarter of 2002 we capitalized Morris County PET Management LLC by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. and the payments required to be made by Morris County PET Management LLC to Sagemark pursuant to a separate lease agreement between such parties by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center in Parsippany, New Jersey, are leased and/or subleased to Morris County PET Management LLC by Sagemark. The principal and all accrued interest under the subordinated notes is due on December 31, 2007. On October 15, 2002, Premier P.E.T. Imaging International, Inc. purchased 77 Morris Units for a total of $200,200, and other investors previously purchased 23 Morris Units for a total of $59,800. In November 2002, Premier P.E.T. Imaging International, Inc. sold 8 of its 77 Morris Units to another investor for a total of $20,800 and as of December 31, 2002 owns 69 Morris Units.

     We organized Morris County PET Management LLC to provide management and administrative services to Premier PET Imaging of New Jersey, Inc. pursuant to an Administrative Services Agreement. The Administrative Services Agreement has a term of ten years, subject to a 10 year renewal option, and provides for service fees payable by Premier PET Imaging of New Jersey, Inc. from its revenues that may not exceed $401,000 per month. Morris County PET Management LLC subleases the premises to be utilized for the operation of the PET Center and makes the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Premier PET Imaging of New Jersey, Inc. for use in its operation of the PET Center during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to Premier PET Imaging of New Jersey, Inc. in consideration of the service fees payable to Morris County PET Management LLC.

     The Administrative Services Agreement also provides for Morris County PET Management LLC to advance certain sums from its working capital to Premier PET Imaging of New Jersey, Inc. to enable Premier PET Imaging of New Jersey, Inc. to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Premier PET Imaging of New Jersey, Inc., which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by Premier PET Imaging of New Jersey, Inc. from revenues generated from its operations. As of December 31, 2002, such advances amounted to $30,099. PET Imaging of New Jersey, Inc. granted Morris County PET Management LLC a security interest in all of its assets as collateral security for Premier PET Imaging of New Jersey, Inc.'s obligation to pay such service fees to Morris County PET Management LLC.

     On September 5, 2002, Morris County PET Management LLC entered into a Fluro-Deoxy-Glucose Supply Agreement with a national vendor. Morris County PET Management LLC has agreed to purchase 90% of its Fluro-Deoxy-Glucose requirements from this vendor during the term of this Agreement. The Fluro-Deoxy-Glucose Supply Agreement provides for reduced pricing for all Fluro-Deoxy-Glucose purchased by Morris County PET Management LLC as Fluro-Deoxy-Glucose dosage purchases increase. The Fluro-Deoxy-Glucose Supply Agreement is effective for a period of not less than thirty-six months and provides Morris with four, one-year renewal options. The Fluro-Deoxy-Glucose Supply Agreement also provides Morris County PET Management LLC with the right to cancel the Fluro-Deoxy-Glucose Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. Morris County PET Management LLC intends to utilize the Fluro-Deoxy-Glucose Supply Agreement to supply Fluro-Deoxy-Glucose dosages to Premier PET Imaging of New Jersey, Inc.

(iv) Premier PET of Long Island LLC

     During the second and third quarters of 2002, we capitalized Premier PET of Long Island LLC by issuing 100 Membership Units (the "Long Island Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. On July 3, 2002, Premier P.E.T. Imaging International, Inc. purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, an investor purchased 49 Long Island Units for a total of $127,400, the proceeds for which were held in an escrow account until the fourth quarter of 2002 when such proceeds were released from escrow upon our execution of a loan and security agreement with DVI Financial Services, Inc.

     Premier PET of Long Island LLC was organized to provide management and administrative services to Rockville PET Imaging, P.C., which in October 2002 commenced operation of a PET Center in Rockville Centre, New York, pursuant to a Turnkey License and Services Agreement dated June 10, 2002 between Premier PET of Long Island LLC and Rockville PET Imaging, P.C. The Turnkey License has a term of ten years, subject to a renewal option for successive five year periods and provides for administrative services fees payable by Rockville PET Imaging, P.C. from its PET Center revenues that may not exceed $250,000 per month during the first year of the agreement and $400,000 per month in subsequent years. No such services fees were earned or paid during 2002. Premier PET of Long Island LLC has agreed to sublease the premises utilized for the operations of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Rockville PET Imaging, P.C. for use in its operations of the PET Center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Rockville PET Imaging, P.C. in consideration of the service fees payable to Premier PET of Long Island LLC.

     The Turnkey License also provides for Premier PET of Long Island LLC to advance certain sums from its working capital to Rockville PET Imaging, P.C. to enable it to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Rockville PET Imaging, P.C., which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Rockville PET Imaging, P.C. from revenues generated from its operations. As of December 31, 2002, such advance have amounted to $19,874. Rockville PET Imaging, P.C. has agreed to grant Premier PET of Long Island LLC a security interest in all of its assets as collateral security for Rockville PET Imaging, P.C.'s obligation to pay such service fees to Premier PET of Long Island LLC.

     On June 26, 2002, Premier PET of Long Island LLC entered into an equipment purchase order with CTI, Inc, subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. This purchase order was subsequently assigned to Sagemark. The PET Scanning Equipment has a one year warranty. Premier PET of Long Island LLC also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to Sagemark and has a term of four years and is payable in monthly installments of $9,167.

     On September 19, 2002, Sagemark executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum loan to us of $1.659 million. The loan proceeds will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the PET Center in Rockville Center, Long Island. Premier P.E.T. Imaging International, Inc. pledged its equity interest in Premier PET of Long Island LLC. as collateral security for such loan and $140,000 of the loan was joint and severally personally guaranteed by Dr. Stephen A. Schulman, a Director of the Company; and Theodore Shapiro, President, Chief Executive Officer and a Director of the Company. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. We paid a non-refundable $15,400 commitment fee to DVI Financial Services, Inc., which will be amortized over the term of the financing. During 2002 we utilized $1.275 million of the financing proceeds to purchase diagnostic equipment and to pay for leasehold improvements necessary to establish Rockville PET Imaging, P.C.

     On October 16, 2002, Premier PET of Long Island LLC entered into a Fluro-Deoxy-Glucose Supply Agreement with a national vendor. Premier PET of Long Island LLC has agreed to purchase 90% of its Fluro-Deoxy-Glucose requirements from this vendor during the term of this Agreement. The Fluro-Deoxy-Glucose Supply Agreement provides for reduced pricing for all Fluro-Deoxy-Glucose purchased by Premier PET of Long Island LLC as Fluro-Deoxy-Glucose dosage purchases increase. The Fluro-Deoxy-Glucose Supply Agreement is effective for a period of not less than thirty-six months and provides Premier PET of Long Island LLC with four, one-year renewal options. The Fluro-Deoxy-Glucose Supply Agreement also provides Premier PET of Long Island LLC with the right to cancel the Fluro-Deoxy-Glucose Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. Premier PET of Long Island LLC intends to utilize the Fluro-Deoxy-Glucose Supply Agreement to supply Fluro-Deoxy-Glucose dosages to Rockville PET Imaging, P.C., which is being managed and administered by Premier PET of Long Island LLC.

     Sagemark entered into a separate premises lease agreement with an independent third party for the facility in which Premier PET of Long Island LLC's operations are conducted. The lease is for a ten year period with two five year renewal options and requires monthly lease payments of $6,910 for years one and two which is increased thereafter by 3.75% per annum for years three through ten. Upon the signing of the lease, the Company paid a total of $25,464 to the landlord for the first months rent of $6,910 and a security deposit of $18,554.

(v) Hialeah PET Management LLC

     During the first quarter of 2003 the Company formed Hialeah PET Management LLC for the purpose of managing a PET Center in Hialeah, Florida. Hialeah PET Management LLC was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. Premier P.E.T. Imaging International, Inc. purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400 of which $136,800 is held in escrow until such time as final loan documents are executed with DVI Financial Services, Inc. Hialeah PET Management LLC commenced operations in February 2003. On March 31, 2003, all of the proceeds that were maintained in escrow from the sale of the Hialeah Units were released upon the consummation of a loan agreement between Sagemark and DVI Financial Services, Inc.

(c) Medical Advisory Agreement

     In May 2002, we entered into a Medical Advisory Agreement with a physician to assist us in our efforts to establish and develop additional PET Centers throughout the United States as well as to educate both the physicians who might avail themselves of the benefits of PET for their patients and our technical personnel and radiologists who will be administering and interpreting the PET procedures performed at our PET Centers. The Medical Advisory Agreement was to expire in May 2005. Pursuant to the Medical Advisory Agreement, we issued to the physician a warrant to purchase 80,000 shares of our Common Stock at an exercise price of $3.45 per share, which was the fair market value at the date of issuance. We granted "piggy-back" registration rights to the holder of the warrant and agreed to certain indemnification of the physician pursuant to the Medical Advisory Agreement. On January 31, 2003 the Medical Advisory Agreement was mutually terminated and the warrant to purchase 80,000 shares of our common stock was cancelled.

(d) Consulting Agreements

     On March 4, 2002, Premier P.E.T. Imaging International, Inc. entered into a Consulting Agreement with an individual who agreed to perform certain consulting and advisory services on behalf of Premier P.E.T. Imaging International, Inc. with respect to our efforts to establish additional PET Centers throughout the United States and to expand the activities of our existing PET Centers and our proposed PET Centers during the term of the Consulting Agreement. The initial term of the Consulting Agreement expired on May 31, 2002 and continued thereafter on a weekly basis until August 29, 2002. In addition to the weekly consulting fees payable by us under the Consulting Agreement, the Consultant was entitled to reimbursement for all ordinary and necessary out-of-pocket expenses and to certain incentive compensation consisting of a $50,000 cash fee and the right to acquire up to a 5% equity interest in any PET center established by us as a result of the Consultant's efforts under the Consulting Agreement. Such incentive compensation is conditioned upon, among other things, our establishing one or more PET centers as a result of the Consultant's introduction to us of such PET center and the proposed equity partners therein. As of the date hereof, we have not established any additional PET centers pursuant to the Consulting Agreement. Fees and expenses incurred pursuant to the Consulting Agreement for 2002 was $44,000. Following the expiration of the initial term of the Consulting Agreement, the Consultant asserted a claim against us for unreimbursed expenses in the amount of approximately $7,600, as well as a claim for compensation due under the Agreement with respect to potential transactions which are the subject of the Agreement. We disputed the Consultant's asserted claim for compensation due under the Agreement, inasmuch as of such date and through December 31, 2002, none of the transactions contemplated by the Agreement have taken place.

     During the second and third quarters of 2002, Premier P.E.T. Imaging International, Inc. entered into three separate Agreements with individual consultants. Each of such Agreements have a one year term and provide for the Consultants to identify prospective locations for additional PET centers for Premier P.E.T. Imaging International, Inc. in Westchester County, New York; Connecticut, Pennsylvania, and any other territory approved by Premier P.E.T. Imaging International, Inc. and also introduce prospective physician equity owners of the PET centers at such locations. In consideration of and subject to Consultants introduction to Premier P.E.T. Imaging International, Inc. of one or more of such locations and equity owners during the term of the Agreements and twelve months subsequent and to the consummation by us of a transaction involving a PET center at such locations, Consultants shall be entitled to a $50,000 fee as well as the right to purchase up to 5% of the equity interests in each such PET center. Furthermore, one of the Consulting Agreements provides the Consultant with a warrant to purchase up to 1,000 shares of our common stock during a term of three years from the date of issuance of such warrant, at an exercise price equal to the closing price of the common stock on the date of issuance of such warrant.

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

     We currently own and operate PET Centers in Wichita, Kansas and Parsippany, New Jersey and manage PET Centers in Rockville Center, New York and Hialeah, Florida. Our intention is to acquire or establish additional PET Centers throughout the United States. During 2002 and 2001 our PET Center in Wichita, Kansas generated net patient service revenues of $1.6 million and $420,000, respectively. The PET Centers in Parsippany, New Jersey and Hialeah, Florida began performing diagnostic imaging procedures in February 2003 and the PET Center in Rockville Center, New York, began performing diagnostic imaging procedures in October 2002. Our largest revenue source in 2002 and 2001 was from one governmental agency. Our second largest revenue source in 2002 and 2001 was from a managed care contract with a large commercial insurance carrier. We plan to grow our business by entering into additional managed care contracts and marketing our services to doctors who may refer patients to our PET Centers.

     The performance of positron emission tomography procedures requires the use of flouro-deoxy-glucose. We obtain our radioisotopes from two vendors. We believe we obtain our radioisotopes and other medical supplies at competitive prices and could find alternative sources at equally competitive prices. The performance of positron emission tomography procedures also requires the use of positron emission tomography scanning equipment. We plan to obtain our positron emission tomography scanning equipment from CTI, Inc. The positron emission tomography scanning equipment that we have purchased has been financed by DVI Financial Services, Inc. DVI Financial Services, Inc. has also financed necessary leasehold improvements at our PET Centers.

     Our most significant competition comes from hospitals and mobile PET companies that provide positron emission tomography procedures. Many states require that a provider of positron emission tomography procedures obtain a Certificate of Need in order to operate in designated geographical areas. A Certificate of Need is granted at the discretion of a state's medical board only after the need for a PET Center in a particular geographical area can be demonstrated. The large hospitals may have more political influence on the decisions made by the medical boards. However, we believe that the growth of the positron emission tomography industry will generate sufficient need for additional PET Centers in our targeted market areas. Further, once we have established PET Centers in our target market areas, the process to obtain a Certificate of Need may act as a barrier to entry against additional competitors. Currently, all of our PET Center operations are conducted in states which do not have Certificate of Need requirements.

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

     As of December 31, 2002 we have 12 employees who are all full-time employees.

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

We Have A History Of Losses And Cash Flow Deficits
--------------------------------------------------

     For the year ended December 31, 2002 revenues were $1.598 million, loss from operations was $1.9 million and cash used in continuing operations was $1.06 million. For the year ended December 31, 2001 revenues were $420,000, loss from operations was $1.686 million, and cash used in continuing operations was $1.676 million. We expect to incur additional losses during the time period in which we are reviewing and negotiating potential opportunities to grow our medical diagnostic imaging centers. We cannot be assured that in the event we are able to establish or acquire additional medical diagnostic imaging centers that we will reverse the current trends of negative cash flow and operating losses.

We Have A Limited Operating History
-----------------------------------

     Our prospects for success must be considered in light of the risks, uncertainty, expenses and difficulties frequently encountered by new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

Acceptance Of Our Services By The Medical Community Or By Patients May Not Grow,
  Which May Impair Our Future Revenues And Profitability
--------------------------------------------------------------------------------

     High cost, concerns by patients and physicians relating to safety and efficacy, and the substantial acceptance of other diagnostic tools such as MRI or CT scans may interfere with the growing acceptance of PET technology. We have limited resources and may need to spend additional money on promotional materials as well as hire additional sales and marketing personnel to grow the acceptance of PET services. We believe PET technology has gained acceptance as a valid diagnostic and staging tool for certain conditions, but we cannot promise this acceptance will continue to expand to other conditions.

Effective Marketing Is Essential To Our Operations
--------------------------------------------------

     Our future revenues and profitability depend in part on our ability to demonstrate to physicians and insurance companies the potential cost and performance advantages of the PET system over traditional diagnostic imaging systems. Our ability to experience profitability in the future will depend in part on our ability to successfully market and sell PET services on a wide scale.

We Will Need To Obtain Additional Financing In The Near Future
--------------------------------------------------------------

     The capital requirements associated with our expanding operations have been and will continue to be substantial. We will require additional financing to execute our business plan. No assurance can be given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. If adequate funds are either not available or not available on acceptable terms when required, our business, revenues, financial condition and results of operations would suffer. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock.

We Depend On A Small Number Of PET Equipment Suppliers, The Loss Of Which Could
  Adversely Affect Our Business
-------------------------------------------------------------------------------

     We can purchase our PET equipment from a limited group of qualified suppliers: CTI Inc. of Knoxville, Tennessee; Siemens Medical Systems, Inc. of Iselin, New Jersey; and GE Medical Systems of Milwaukee, Wisconsin. While we believe that alternative suppliers could be found for such PET equipment, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET equipment could materially harm our ability to expand our operations and, thereby, adversely affect our financial condition and results from operations.

We Depend On A Small Number Of Fluoro-Deoxy-Glucose ("FDG") Suppliers, The Loss
  Of Which Could Adversely Affect Our Business
-------------------------------------------------------------------------------

     We can purchase our FDG from a limited group of qualified suppliers: PETNet Pharmaceuticals, Knoxville, Tennessee; Eastern Isotopes, Sterling, Virginia and Syncor International, Woodland Hills, California. While we believe that alternative suppliers could be found for the FDG, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the FDG could materially harm our present operations as well as our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

The PET System May Become Technologically Obsolete And Our Business Could Be
  Harmed
----------------------------------------------------------------------------

     The markets in which our PET services compete are subject to rapid technological change as well as the potential development of alternative diagnostic imaging techniques or products. These changes could render the PET system technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should such change occur, there can be no assurance that we will be able to acquire the new or improved products, which may be required to service our customers.

If Our Provider Contracts Are Not Renewed Or Are Terminated Early, Our Business
  And Financial Results Would Be Harmed
-------------------------------------------------------------------------------

     Upon expiration of our provider contracts, we are subject to the risk that payors (insurance companies and governmental agencies) will not renew their existing contracts with us. All of our provider contracts permit the payors typically 30 - 180 days notice to terminate the provider contract "without cause".

Complying With Federal And State Regulations Is An Expensive And Time Consuming
  Process, And Any Failure To Comply Could Result In Substantial Penalties
-------------------------------------------------------------------------------

     We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous laws and regulations we are required to comply with in the conduct of our business. These laws may be materially changed in the future. The cost of compliance with current and future applicable laws, rules and regulations may be significant.

     If our operations are found to be in violation of any of such laws or the other governmental regulations to which our clients or we are subject, we may be subject to the applicable penalties associated with any such violations and, possibly, the curtailment of our operations. Any penalties, damages, fines or curtailment of activities would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

The Loss Of Any Of Our Key Executive Officers Or Personnel Could Adversely
  Affect Our Business
--------------------------------------------------------------------------

     Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of services of Theodore B. Shapiro, our Chief Executive Officer, President and Director, or George W. Mahoney, our Chief Financial Officer, could have a material adverse effect on our present and proposed business. Our PET Center operations rely significantly on the expertise and experience of Dr. Stephen Schulman, the President of our PET center holding company. The loss of Dr. Schulman's services could have a significant impact on the operations and growth of our PET centers. Our success will also depend on, among other factors, the successful recruitment and retention of qualified marketing personnel and technologists. It is impossible to predict the availability of qualified marketing personnel and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate PET equipment. We may not be able to hire or retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified marketing personnel and skilled technologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

If We Fail To Compete Successfully, Our Revenues And Operating Results Will Be
  Adversely Affected
------------------------------------------------------------------------------

     Many of our competitors have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET business, particularly as PET systems gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours or that would render the PET system obsolete or noncompetitive. In addition, the hospital and insurance industry has been experiencing a trend towards consolidation, which trend will reduce our potential customer base and increase competition for available customers.

A Successful Liability Claim Asserted Against Us Due To A Defect In The PET
  System In Excess Of Our Insurance Coverage Would Harm Our Business
---------------------------------------------------------------------------

     We currently maintain commercial general liability insurance coverage in the amount of $1 million per incident and $2 million in the aggregate, excess liability of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $1 million per incident and $3 million in the aggregate, but such insurance coverage's are expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know if any claims that may be asserted against us arising from our use of the PET system will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Our PET Service Requires The Use Of Radioactive Materials, Which Could Subject
  Us To Regulation, Related Costs And Delays And Potential Liabilities For Injuries Or Violations Of Environmental, Health And Safety Laws
------------------------------------------------------------------------------

     Our PET service involves the controlled storage, use and disposal of material containing radioactive isotopes. While this material has short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using these materials present a risk of accidental environmental contamination and physical injury.

     We are subject to federal, state, and local regulations governing the use, storage, handling and disposal of such materials and waste products. Although we believe that our insurance coverage's and safety procedures for handling and disposing of these hazardous materials are adequate, in the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain such insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's time and efforts in order to comply with current or future environmental, health, and safety laws and regulations relating to these materials.

There Is Uncertainty Relating To Third-Party Reimbursement, Which Is Critical To
  Market Acceptance Of Our Services
--------------------------------------------------------------------------------

         PET services are generally billed to various third-party payers, such as government programs, and private insurance plans, for the procedures conducted using the PET system. Third-party payors carefully review, and are increasingly challenging, in general, the prices charged for medical services, and generally scrutinizing whether to cover new services and evaluating the level of reimbursement for covered services. Payors may deny coverage and reimbursement for PET procedures if they determine that the procedure was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot assure that reimbursement from third-party payors for use of the PET system will be available in all cases, or, if available, that reimbursement will not be limited. If third-party reimbursement of these procedures is not available, it will be more difficult for us to offer our services on a profitable basis. Moreover, initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

The Application Or Repeal Of State Certificate Of Need Regulations Could Harm
  Our Business And Financial Results
-----------------------------------------------------------------------------

     Some states require a Certificate of Need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services. We currently do not operate in any state which requires a Certificate of Need. In many cases, a limited number of these certificates are available in a given state. If we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, the repeal of Certificate of Need regulations would lower barriers to entry for competition.

If We Fail To Comply With Various Licensing, Certification And Accreditation
  Standards, We May Be Subject To Loss Of Licensing, Certification Or Accreditation, Which Would Adversely Affect Our Operations
----------------------------------------------------------------------------

     All of the states in which we operate require that the imaging technologists that operate our systems be licensed or certified. In the healthcare industry, various types of organizations are accredited to meet certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that we will be able to obtain accreditation with the applicable organizations. Any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and adversely affect our operations and financial results.

Managed Care Organizations May Prevent Healthcare Providers From Using Our
  Services, Which Would Adversely Affect Our Revenues
--------------------------------------------------------------------------

     Healthcare providers participating as providers under managed care plans may be required to refer diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. These requirements currently inhibit healthcare providers from using our diagnostic imaging services in some cases. The proliferation of managed care may prevent an increasing number of healthcare providers from using our services in the future, which would cause our revenues to decline.

We May Be Unable To Effectively Maintain Our PET Systems Or Generate Revenue
  When Our PET Systems Are Not Working
----------------------------------------------------------------------------

     Timely, effective service is essential to maintaining our reputation and high utilization rates on our systems. Repairs to one of our PET systems can take up to two weeks and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our PET systems are not working. The principal components of our operating costs include depreciation; salaries paid to technologists, annual system maintenance costs and insurance. Because the majority of these expenses are fixed, a reduction in the number of procedures performed due to out-of-service equipment will result in lower revenues and margins. The equipment manufacturers perform repairs of our equipment for us. We cannot guarantee that these manufacturers will be able to perform repairs or supply needed parts in a timely manner, if and when required. Thus, if we experience greater than anticipated PET system malfunctions or if we are unable to promptly obtain the service necessary to keep our PET systems functioning effectively, our revenues could decline and our ability to provide services would be harmed.

We Lack Control Over the Operations and Decisions of Trident Growth Fund L.P.
-----------------------------------------------------------------------------

     We own a limited partnership interest in Trident Growth Fund L.P. whose operations are controlled by its general partner, Sagemark Management, LLC. During the two years ended December 31, 2002, our share of Trident Growth Fund L.P.'s loss was $109,000 which included $1.452 million of investment losses from Trident Growth Fund L.P.'s investment write-downs in several of its portfolio companies. As of December 31, 2002, Trident Growth Fund L.P. had $23.2 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. As a limited partner, to the extent that Trident Growth Fund L.P. incurs future losses, our share of such losses may be significant and therefore can have a significant adverse impact on us.

Our Plans to Establish or Acquire Additional PET Centers May Result in
  Significant Dilution of Our Existing Common Stockholders Ownership Interests
------------------------------------------------------------------------------

     We have agreed to issue 319,500 shares of our common stock for each of the first six PET Centers that Premier P.E.T. Imaging International, Inc. establishes or acquires if the PET Centers achieve positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of the PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. If these shares are issued, there will be a significant dilution of our existing common stockholders ownership interest.

We Do Not Intend to Pay Any Dividends on the Company's Common Stock in the
  Foreseeable Future
--------------------------------------------------------------------------

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

The Liability of Our Officers and Directors to the Company and Its Shareholders
  is Limited
-------------------------------------------------------------------------------

     The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to us and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. In addition, we entered into an indemnification agreement with our officers and directors in January 2003 which provides for expanded indemnification rights for such individuals. As a result of these provisions, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing its officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders.

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

Trading in Our Securities May Be Restricted Due to Compliance with Applicable
  Penny Stock Regulations
-----------------------------------------------------------------------------

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

Item 2.  Description of Property

     We do not own any real property. We lease our executive offices located in New York, New York and our administrative offices in Boca Raton, Florida under short-term cancelable agreements. We lease space in a free standing building for our PET Center in Wichita, Kansas under a non-cancelable lease which initially expires in August of 2007. We lease real estate for our PET Center in Parsippany, New Jersey under a non-cancelable operating lease expiring in July 2012. We lease real estate for our PET Center in Rockville Center, New York under a non-cancelable operating lease which initially expires in May 2012. We lease real estate for our PET Center in Hialeah, Florida under a non-cancelable operating lease which initially expires in February 2008.

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

                              Bid Prices
                             ------------
Quarter ended                High     Low
-------------                ----    ----
March 31, 2002              $4.15   $2.40
June 30, 2002               $4.00   $2.40
September 30, 2002          $3.80   $2.80
December 31, 2002           $4.05   $2.50

March 31, 2001              $1.38   $0.72
June 30, 2001               $2.50   $0.72
September 30, 2001          $5.17   $1.30
December 31, 2001           $4.00   $2.05

As of March 31, 2003, there were approximately 8,816 holders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

     Preferred Stock - As of December 31, 2002, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2002.

Private Placement Offerings
---------------------------

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares of our common stock, $.01 par value per share. Each share of common stock was offered by us at $3.00 per share. The offering period for the private placement was to terminate on May 21, 2002; however, we extended the offering period until November 30, 2002. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of December 31, 2002 we had sold 321,668 shares of common stock for gross proceeds of $965,004 and incurred offering expenses of $47,606 resulting in net proceeds of $917,398. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and outside investors purchased 221,667 shares for $665,001. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

     On December 9, 2002, we commenced an additional private placement offering to accredited investors of 400,000 shares of our common stock. Each share of common stock was offered by us at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, we sold 400,000 shares of common stock for gross proceeds of $1,000,000 and incurred offering expenses of $5,000 resulting in net proceeds of $995,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive

Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

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

THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; WE HAVE A LIMITED OPERATING HISTORY; ACCEPTANCE OF OUR SERVICES BY THE MEDICAL COMMUNITY OR BY PATIENTS MAY NOT GROW, WHICH MAY IMPAIR OUR FUTURE REVENUES AND PROFITABILITY; EFFECTIVE MARKETING IS ESSENTIAL TO OUR OPERATIONS; WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE; WE DEPEND ON A SMALL NUMBER OF PET EQUIPMENT SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; WE DEPEND ON A SMALL NUMBER OF FLUORO-DEOXY-GLUCOSE ("FDG") SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED; IF OUR PROVIDER CONTRACTS ARE NOT RENEWED OR ARE TERMINATED EARLY, OUR BUSINESS AND FINANCIAL RESULTS WOULD BE HARMED; COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS OR PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED; A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS; OUR PET SERVICE REQUIRES THE USE OF RADIOACTIVE MATERIALS, WHICH COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS; THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR SERVICES; THE APPLICATION OR REPEAL OF STATE CERTIFICATE OF NEED REGULATIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS; IF WE FAIL TO COMPLY WITH VARIOUS LICENSING, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSING, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS; MANAGED CARE ORGANIZATIONS MAY PREVENT HEALTHCARE PROVIDERS FROM USING OUR SERVICES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES; WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR PET SYSTEMS OR GENERATE REVENUE WHEN OUR PET SYSTEMS ARE NOT WORKING; WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF TRIDENT GROWTH FUND L.P.; OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED; THERE IS A LIMITED MARKET FOR OUR COMMON STOCK; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of the Company's prior years audited financial statements.

Phase Out of the OTC Bulletin Board
-----------------------------------

     The Company's common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market, Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2004 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require the Company to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after the Company becomes listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. The Company will be required to distribute its annual report on Form 10KSB to its shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by the Company, the initial listing fee will be approximately $10,000 and the Company will also be subject to an annual renewal fee of $4,000. If a listing application filed by the Company is not accepted by the BBX, the Company's common stock will trade on the Pink Sheets which will likely provide holders of the Company's common stock with less liquidity than either the OTCBB or the BBX.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

Working Capital:
---------------

     On December 31, 2002, we had a working capital deficit of $732,000, versus a working capital surplus of $712,000 on December 31, 2001. Sources of working capital during 2002 include $2.919 million from equipment financings and $964,000 from a private placement offering. Uses of working capital during 2002 include $1.638 million to fund our operations, $2.912 million for equipment and leasehold improvements, $224,000 for payments on notes and capital leases, $107,000 for financing and offering costs, $31,000 for security deposits, $66,000 for deposits on office furniture, equipment and computers, and $20,000 for advances on a note receivable. Working capital was further reduced $329,000 reflecting an increase in the current portion of notes payable and capital leases. Working capital includes $243,000 of accounts receivable of which $123,000, or 51%, is due from one governmental agency and $52,000, or 21%, is due from one commercial health insurance carrier.

     On May 14, 2001, we purchased Premier P.E.T. Imaging International, Inc. through which we acquire and operate outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2002 we have advanced a total of $1.223 million of such funds.

     In 2001 we organized our first PET Center and during 2002 we organized new subsidiaries for the purpose of establishing two new PET Centers. During 2002, we provided an aggregate of $22,000 in capital contributions and $300,000 in subordinated loans to establish these two PET Centers. Each new PET Center that was established required the acquisition of PET scanning equipment which was financed with two new loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and we entered into three separate long-term service contracts to provide for such maintenance. Each of the three service contracts will require monthly payments of $9,167. Sagemark entered into two new premise leases for property which is subleased to the two new PET Centers and which require initial monthly payments of $6,344 and $6,910, respectively.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1 million for the next twelve months. Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. In the event that our cash balances fall below $500,000, the debt to DVI Financial Services, Inc. will be in default, which among other things could ultimately result in a demand for payment. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares of our common stock, $.01 par value per share. Each share of common stock was offered by us at $3.00 per share. The offering period for the private placement was to terminate on May 21, 2002; however, we extended the offering period until November 30, 2002. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. As of December 31, 2002 we had sold 321,668 shares of common stock for gross proceeds of $965,004 and incurred offering expenses of $47,606 resulting in net proceeds of $917,398. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier P.E.T. Imaging International, Inc. and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and outside investors purchased 221,667 shares for $665,001. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro agreed to defer payment of his salary beginning April 1, 2002 and as of December 31, 2002, his deferred salary aggregated $150,000. Pursuant to his employment agreement with Premier P.E.T. Imaging International, Inc., Dr. Schulman was to begin receiving payment of his salary which had been contractually deferred from May 2001 to May 2002. Dr. Schulman has agreed to continue the deferral of his salary and as of December 31, 2002 his deferred salary aggregated $258,000. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

Results of Operations
---------------------

     We opened our first PET Center in Wichita, Kansas during the 3rd quarter of 2001 which generated net patient service revenue of $1.598 million and $420,000, respectively, for 2002 and 2001. During 2002 we established two new PET Centers which started generating revenues during 2003.

     Our operating expenses for 2002 were $1.392 million greater than they were for 2001. Operating expenses for 2002 includes $1.531 million of expenses incurred to operate our PET Center in Wichita, Kansas and $621,000 to operate Premier P.E.T. Imaging International, Inc., both of which were not fully operational for all of 2001.

     Interest expense for 2002 was $201,000 compared to $56,000 for 2001 and is primarily from three loans from DVI Financial Services, Inc. The first loan from DVI Financial Services, Inc. was funded during the latter part of the second quarter of 2001 and as such, interest expense increased significantly from 2001 to 2002.

     Interest income was earned on our bank deposits and amounted to $10,000 and $64,000, respectively, for 2002 and 2001.

     As of December 31, 2002, we held a 34.5% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings
(loss) related to our limited partnership investment in Trident Growth Fund L.P. was $1,000 and ($110,000), respectively, for 2002 and 2001. As of December 31, 2002, our cumulative share of Trident Growth Fund L.P.'s (loss) was ($729,000). As of December 31, 2002, Trident Growth Fund L.P. had $23.2 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     As a result of the foregoing, our net loss for 2002 was $2.082 million, or $1.40 per share, and for 2001 was $1.832 million, or $1.15 per share.

     Since our acquisition of Premier P.E.T. Imaging International, Inc. in May of 2001, it has been our plan to establish and operate PET imaging centers throughout the United States. It was through the implementation of such plan that we established the Wichita PET Center in the third quarter of 2001 and two new PET Centers located in Rockville Center, New York, and Parsippany, New Jersey in the fourth quarter of 2002. We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations.

Item 7. Financial Statements

     The information required by Item 7. is included as Exhibit 99.5 to this Form 10-KSB.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance With Section 16(a) of the Exchange Act

     Officers are elected by, and serve at the pleasure of our board of directors. Set forth below is information concerning our directors and executive officers as of December 31, 2002.

Name                         Age    Position with the Company
----                         ---    -------------------------
Theodore B. Shapiro          67      Chief Executive Officer, President, and
                                      Director
Edward D. Bright             66      Chairman of the Board
Dr. Stephen A. Schulman      67      Director, and Chief Executive Officer of
                                      Premier P.E.T. Imaging International, Inc.
George W. Mahoney            42      Chief Financial Officer
Robert L. Blessey            57      Director and Secretary

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

     George W. Mahoney has served as our Chief Financial Officer since March 2001 and served us in the same capacity from October 1994 until May of 1999. During the period from May 1999 until May 2001 Mr. Mahoney was the sole proprietor of Decisive Business Consulting, LLC, a financial services consulting firm.

     Robert L. Blessey has served as a member of our board of directors and Secretary since May 2001. For more than the past five years, Mr. Blessey has practiced law and is of counsel to the New York based law firm of Gusrae Kaplan and Bruno.

Audit Committee Financial Expert
--------------------------------

     In January 2003, Dr. Abdallah S. Mishrick was appointed to the board of directors. Dr. Mishrick is independent as that term is used in Section 240.14a-101 of the Securities and Exchange Act of 1934. Dr. Mishrick receives a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month. Dr. Mishrick has relevant medical and business experience that qualify him to serve as our audit financial expert. Since 1967 Dr. Mishrick has been the President of A.S. Mishrick, M.D., P.C. Since 1981 Dr. Mishrick has been Chairman of the Board and Chief Executive Officer of EMX Corp. in New York and a Director of EMX Communications, Limited in London, England. Since 1988 Dr. Mishrick has been Chairman of the Board of Broadcom, Inc. in Mahwah, New Jersey. Since 1991 Dr. Mishrick has been a Director of Karlear LTD. in the United Kingdom. Dr. Mishrick holds the following surgical residencies: Since 1998 - Vice-Chairman, Department of Surgery with North Shore University Hospital at Manhasset, New York; since 1999 - Senior Vice-President, Medical Affairs with North Shore University Hospital at Syosset, New York and North Shore University Hospital at Plainview, New York; since 2002 - Senior Vice-President, Medical Affairs with Franklin Hospital Medical Center at Valley Stream, New York; and, since 2002 - Senior Consultant, Medical Affairs with North Shore Long Island Jewish Health System at New Hyde Park, New York.

Indemnification of Officers and Directors
-----------------------------------------

     On January 2, 2003, Sagemark entered into an Indemnification Agreement with Mr. Shapiro, Dr. Schulman, Mr. Blessey, Mr. Bright, Dr. Mishrick and Mr. Mahoney (each an "Indemnitee" and collectively, the "Indemnitees"). The Indemnification Agreement provides the Indemnitees with greater protection than what is provided to them by our Articles of Incorporation. Pursuant to the Indemnification Agreement, we have agreed, among other things, to provide the Indemnitees with the following (1) mandatory indemnification in proceedings other than those by or in the right of the corporation; (2) mandatory indemnification in proceedings by or in the right of the corporation; (3) mandatory indemnification against expenses incurred while testifying; and, (4) reimbursement of expenses following adjudication of negligence. The Indemnification Agreement shall continue until and terminate upon the later of (a) ten years after the date that an Indemnitee ceases to be employed by us (including service as a member of the Board of Directors); (b) the final termination of any pending or threatened legal actions or proceedings to which the Indemnitee may be indemnified pursuant to the Indemnification Agreement; or, (c) the expiration of all applicable statutes of limitation with respect to all such actions or potential actions to which the Indemnitee is or could be a party as a result of his services to us and/or our subsidiaries.

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

     The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for the year 2002, our last completed fiscal year.

                                                                             Long-term Compensation
                                                                         ------------------------------
                                                                              Awards           Payouts
                                                                         -------------------   --------
                                             Annual Compensation                    Securi-
                                        ------------------------------               ties
                                                               Other     Restri-    Under-                  All
                                                               Annual    stricted    lying      LTIP       Other
                                                               Compen-    Stock     Options/   Payouts     Compen-
Name and Principal Position      Year    Salary      Bonus     sation     Awards     SARs(#)     ($)       sation($)
---------------------------      ----   --------   --------   --------   --------   --------   --------    ---------
Theodore B. Shapiro,
 Chief Executive Officer and     2002   $200,000(a)      --    $24,000(c)      --        --          --          --
 President since March 2001      2001   $173,000         --    $24,000(c)      --        --(d)       --          --

Stephen A. Schulman,
 Director, and
 Chief Executive Officer of
 Premier P.E.T. Imaging
 International, Inc.             2002   $160,000(b)      --     $6,000(c)      --         --         --          --
 since May 2001                  2001    $98,000(b)      --     $4,000(c)      --    100,000         --          --

George W. Mahoney,
 Chief Financial Officer         2002   $150,769         --    $13,200(c)      --         --         --          --
 since March 2001                2001   $101,000         --    $11,000(c)      --     45,000         --          --

(a) Includes $150,000 of accrued and unpaid salaries voluntarily deferred by Mr. Shapiro. In March 2003 Mr. Shapiro exchanged $125,000 of his deferred salary for 50,000 shares of our common stock.

(b) Includes $160,000 for 2002 and $98,000 for 2001 of accrued and unpaid salaries voluntarily deferred by Dr. Schulman. In March 2003 Dr. Schulman exchanged $125,000 of his deferred salary for 50,000 shares of our common stock.

(c)  Other annual compensation consists of fringe benefits.

(d) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

     The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2002.

                                                     Number of
                                                     Securities             Value of
                                                     Underlying            Unexercised
                                                     Unexercised           In-the-Money
                                                    Options/SARs           Options/SARs
                            Shares                  at Year End(#)         at Year End($)
                           Acquired     Value    --------------------   --------------------
                             On         Real-    Exercis-  Unexercis-   Exercis-   Unexercis-
Name                      Exercise(#)   ized($)    able       able       able        able
-------------------       -----------  --------  --------  ----------   ---------- ---------
Theodore B. Shapiro (1)       --         --            --          --          --          --
Dr. Stephen A. Schulman       --         --        66,667      33,333    $120,000     $59,999
George W. Mahoney             --         --        30,000      15,000    $ 54,000     $27,000

(1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%. None of the warrants owned by Tara Capital, Inc. were exercised in 2002. As of December 31, 2002, of the number of securities underlying the warrants owned by Tara Capital, Inc., 341,667 shares, having a year end value of $773,126 were exercisable and 33,333 shares, having a value of $59,999 were unexercisable

Compensation of Directors
-------------------------

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

     On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Robert L. Blessey, a member of our board of directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. Mr. Blessey is our general counsel and during 2002 and 2001 we paid him $122,000 and $111,000, respectively, for legal services which he provided to us.

     In January 2003 Dr. Mishrick was appointed to our board of directors and we agreed to pay him a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month.

Employment Agreements
---------------------

     On May 25, 2001 we entered into an employment agreement with Theodore B. Shapiro our President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of our net pre-tax profits. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of our common stock for each $1,000,000 of net pre-tax profits earned by us for a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of our common stock on the date the warrant is issued. We also issued to Tara Capital, Inc., a corporation in which Mr. Shapiro is a 10% owner, a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of our common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shaprio's warrant was granted equaled the exercise price and no compensation expense was incurred.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table presents certain information regarding the beneficial ownership of our Common Stock as of December 31, 2002 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

     Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2002 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                             Amount                Percent
                                           and Nature                of
                                               of                  Common
                                           Beneficial              Stock
Name and address of Beneficial Owner       Ownership            Outstanding(a)
------------------------------------       ----------           --------------
Officers and Directors:
 Theodore B. Shapiro
 3505 S. Ocean Blvd.
 Highland Beach, FL 33487                  67,598(b)                 4%

 Dr. Stephen A. Schulman
 501 S. Ocean Blvd.
 Boca Raton, Florida 33432                140,419(c)                 9%

 George W. Mahoney
 21082 Sweetwater Lane North
 Boca Raton, FL 33428                      30,000(d)                 2%

 Edward D. Bright
 33 Harbor Drive West
 Blue Point, NY 11715                      71,879(e)                 4%

 Robert L. Blessey
 51 Lyon Ridge Road
 Katonah, NY 10536                         46,811(f)                 3%

Officers and directors as
 a group (5 persons)                      356,707(h)                22%

(a) The "Percent of Common Stock Outstanding" is based on the 1,645,253 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(b) Includes 33,334 shares directly owned by Mr. Shapiro and 10% of (i) 997 shares of common stock owned by Tara Capital, Inc., (ii) 275,000 shares of common stock issuable to Tara Capital, Inc. pursuant to two fully vested common stock purchase warrants owned by it, and (iii) 66,667 shares of common stock constituting the number of vested shares issuable to Tara Capital, Inc. pursuant to another common stock purchase warrant owned by it. Tara Capital, Inc. is a company owned by Mr. Shapiro and certain of his relatives. Mr. Shapiro owns 10% of Tara Capital, Inc.

(c) Includes 70,860 shares directly owned by Dr. Schulman, 2,892 shares owned by Pamels Corp., a company controlled by Dr. Schulman, and 66,667 shares issuable to Dr. Schulman representing the vested portion of a stock purchase warrant.

(d) Includes 30,000 shares issuable to Mr. Mahoney representing the vested portion of a stock option.

(e) Includes 9,379 shares owned by Mr. Bright and 62,500 shares issuable to Mr. Bright representing the vested portion of a stock option and stock purchase warrants.

(f) Includes 33,334 shares directly owned by Mr. Blessey, 977 shares owned by Bocara Corp., a company controlled by Mr. Blessey and 12,500 shares issuable to Mr. Blessey representing the vested portion of a stock purchase warrant.

(h) Includes 150,874 shares owned by the officers and directors and an aggregate of 205,833 shares issuable to the officers and directors representing the vested portion of stock options and stock purchase warrants.

Item 12. Certain Relationships and Related Transactions

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

     We are a limited partner of Trident Growth Fund L.P., formerly Sagemark Capital LP, which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 and as of December 31, 2002, we have a 34.5% limited partnership interest in Trident Growth Fund L.P. On September 18, 2001 pursuant to a separate agreement between us, Gemini VII, Inc., Frank DeLape and Richard Young, and in further consideration of the agreement by Technology Acquisitions Ltd. to transfer the 266,662 shares of our common stock owned by Technology Acquisitions Ltd. to us pursuant to the Technology Acquisitions Ltd. Purchase Agreement, we agreed, subject to and simultaneous with the closing under the Purchase Agreement, to cancel the Gemini VII, Inc. note and the related guaranty. On November 20, 2000, we sold our Gavelnet.com, Inc. and JewelersEdge.com, Inc. shares for $3.5 million to Gemini VII, Inc., a company with negligible assets and liabilities which is owned by Frank DeLape, our former Chief Executive Officer, and Richard Young, our former President and Chief Operating Officer. The $3.5 million purchase price was paid by Gemini VII, Inc.'s non-interest bearing, non-negotiable promissory note due on the later of November 30, 2009 or the date of expiration of the term of the Sagemark Capital, LP partnership agreement.

     Robert L. Blessey is a member of our board of directors and is our general counsel. During 2002 and 2001 we paid legal fees of $122,000 and $111,000, respectively, to Mr. Blessey.

     Dr. Stephen A. Schulman is a member of our board of directors and the Chief Executive Officer of our subsidiary, Premier P.E.T. Imaging International, Inc. During 2002 and 2001, we made aggregate lease payments of $68,000 and $24,000, respectively, for our administrative offices in Boca Raton, Florida and a building for our PET Center in Wichita, Kansas to companies controlled by Dr. Schulman. During 2002 we incurred billing and collection expenses of $48,000 and CT Fusion Scan fees of $21,000, both payable to companies controlled by Dr. Schulman.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
---------------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
---------------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 14, 2003


/s/ EDWARD D. BRIGHT
---------------------------------
Edward D. Bright
Chairman of the Board
April 14, 2003


/s/ GEORGE W. MAHONEY
---------------------------------
George W. Mahoney
Chief Financial Officer
April 14, 2003


/s/ ROBERT L. BLESSEY
---------------------------------
Robert L. Blessey
Secretary and a Director
April 14, 2003


/s/ DR. STEPHEN A. SCHULMAN
---------------------------------
Dr. Stephen A. Schulman
Director
April 14, 2003


/s/ DR. ABDALLAH S. MISHRICK
---------------------------------
Dr. Abdallah S. Mishrick
Director
April 14, 2003

Index to Exhibits
-----------------

Exhibit No.   Description of Document
-----------   -----------------------
(3)(i)        Certificate of Incorporation.(1)
(3)(ii)       By-laws.(1)
(21)          Subsidiaries of the Registrant.
(99.1)        Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)        Chief Executive Officer Certification.
(99.3)        Chief Financial Officer Certification
(99.4)        Indemnification Agreement
(99.5)        Financial Statements

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

Exhibit (21) List of Subsidiaries of the Registrant


                                                         State of
Company                                                  Incorporation
----------------                                         -------------

SIS Capital Corp.                                        Delaware
Premier P.E.T. Imaging International, Inc.               Delaware
Premier Cyclotron International Corp.                    Delaware
Premier P.E.T. Imaging of Wichita, LLC                   Kansas
Premier P.E.T. Imaging of Arlington Heights, Inc.        Illinois
Premier P.E.T. Imaging of New Jersey, Inc.               New Jersey
Morris County PET Management LLC                         New Jersey
Premier P.E.T. of Long Island, LLC                       New York
Hialeah PET Management LLC                               Florida

There are no other subsidiaries with significant operations or liabilities.