Form 10QSB
period 2003-03-31
SAGEMARK COMPANIES LTD
filed 2003-05-20
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _______________ to _______________

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

                     1285 Avenue of the Americas, 35th Floor
                    ----------------------------------------
                               New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 554-4219
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X];
No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 15, 2003, the registrant had 2,005,253 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ]; No [X]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiaries as of March 31, 2003 and the related consolidated statements of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.




MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 16, 2003

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended March 31,                                2003           2002
-------------------------------------------------------------------------------
Revenues:
  Net Patient Service Revenue                         $  357,000     $  320,000
  Management fees                                         26,000             --
-------------------------------------------------------------------------------
Total revenues                                           383,000        320,000
-------------------------------------------------------------------------------
Operating Expenses:
  Salaries, payroll taxes and fringe benefits            309,000        263,000
  Professional fees                                       79,000         66,000
  Billing and collection fees, related party              13,000          9,000
  Legal fees, related party                               28,000         59,000
  Depreciation and amortization                          266,000         87,000
  Patient service costs and expenses - FDG(1)            122,000         84,000
  Patient service costs and expenses, related party       11,000             --
  Equipment maintenance                                   28,000             --
  Patient service costs and expenses other                20,000          3,000
  Radiology expense                                       31,000         26,000
  Rent expense, related party                             17,000         17,000
  Bad debt expense                                        27,000             --
  Other general and administrative expenses              333,000        141,000
-------------------------------------------------------------------------------
    Total operating expenses                           1,284,000        755,000
-------------------------------------------------------------------------------
Loss from Operations                                    (901,000)      (435,000)
Interest income, investments                               1,000          4,000
Interest expense                                        (118,000)       (51,000)
Other income                                               3,000             --
-------------------------------------------------------------------------------
Loss before share of income (loss)
  of unconsolidated affiliate                         (1,015,000)      (482,000)
Share of income of unconsolidated
  affiliates                                              63,000        171,000
-------------------------------------------------------------------------------
Net Loss                                             ($  952,000)   ($  311,000)
===============================================================================

Basic and Diluted Loss per Common Share:
  Net Loss                                                ($0.55)        ($0.20)
===============================================================================

Weighted average number of common shares               1,738,809      1,530,989
===============================================================================

(1)  fluro-deoxy-glucose

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended March 31,                                2003           2002
-------------------------------------------------------------------------------

Net Loss                                             ($  952,000)   ($  311,000)

Other Comprehensive Income (Expense):
  Unrealized holding gains (losses) on available
    for sale securities                                    2,000         (4,000)
-------------------------------------------------------------------------------
Comprehensive Loss                                   ($  950,000)   ($  315,000)
===============================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2003
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                  $  720,000
Accounts receivable, net                                                 323,000
Marketable securities, current                                             3,000
Other current assets                                                     189,000
--------------------------------------------------------------------------------
Total current assets                                                   1,235,000
--------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures and leasehold improvements, net                    6,319,000
Equipment held under capitalized lease obligations, net                  144,000
--------------------------------------------------------------------------------
Total fixed assets                                                     6,463,000
--------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                                 1,925,000
Marketable securities, restricted                                          6,000
Other assets                                                             166,000
--------------------------------------------------------------------------------
Total other assets                                                     2,097,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                          $9,795,000
================================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2003
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    874,000
Accrued payroll                                                         256,000
Accrued dividends                                                        44,000
Other accrued expenses                                                   44,000
Current portion of notes payable                                        732,000
Current portion of capitalized lease obligations                         32,000
-------------------------------------------------------------------------------
Total current liabilities                                             1,982,000
-------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                         4,187,000
Subordinated notes payable                                              372,000
Deferred interest on subordinated notes payable                           7,000
Unfunded equipment financing                                          1,498,000
Capitalized lease obligations                                           119,000
-------------------------------------------------------------------------------
Total long-term debt                                                  6,183,000
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
  shares authorized, 2,352,011 shares issued and 2,005,253
  shares outstanding as of March 31, 2003)                               24,000
Additional paid-in-capital, common stock                             60,080,000
Accumulated other comprehensive loss                                    (25,000)
Accumulated deficit                                                 (56,765,000)
Deferred compensation expense                                            (1,000)
Less common stock in treasury, at cost                               (1,686,000)
-------------------------------------------------------------------------------
Total shareholders' equity                                            1,630,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,795,000
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                                2003           2002
-------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES
Net loss                                             ($  952,000)   ($  311,000)
Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation and amortization                        266,000         87,000
    Bad debt expense                                      27,000             --
    Stock option compensation expense                      8,000          1,000
    Share of earnings of unconsolidated affiliate        (63,000)      (171,000)
    Change in assets and liabilities:
      Accounts receivable, net                          (107,000)       (16,000)
      Other current assets                               (88,000)       (75,000)
      Accounts payable                                   255,000         18,000
      Accrued payroll and related expenses              (165,000)        31,000
      Deferred interest on subordinated debt               4,000             --
      Other accrued expenses                              20,000         59,000
-------------------------------------------------------------------------------
Net cash used in operating activities                   (795,000)      (377,000)
-------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable                        (20,000)            --
Repayments of notes receivable                            20,000             --
Capital expenditures                                  (2,313,000)        (7,000)
Other investing activities                                58,000             --
-------------------------------------------------------------------------------
Net cash used in investing activities                 (2,255,000)        (7,000)
-------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES

Payments on capital lease obligations                     (8,000)        (3,000)
Payments on notes payable                                (73,000)            --
Offering costs                                            (8,000)            --
Loan proceeds                                            896,000             --
Increase in unfunded equipment financing               1,498,000             --
Proceeds from private placement offering                 900,000             --
Deferred financing costs                                 (17,000)            --
-------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                 3,188,000         (3,000)
-------------------------------------------------------------------------------
Net increase (decrease)
  in cash and cash equivalents                           138,000       (387,000)
Cash at the beginning of the period                      582,000      1,119,000
-------------------------------------------------------------------------------
Cash at the end of the period                        $   720,000    $   732,000
===============================================================================
                                                                     (continued)

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                                2003           2002
-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                              $  118,000     $   50,000
===============================================================================
Income taxes                                          $    2,000     $    1,000
===============================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2003:

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. The loan agreement provides for a maximum financing of $1,734,000. The loan proceeds, once disbursed, will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center. $1,498,000 of the loan has been designated to pay for the PET Scanning Equipment purchased from and delivered by CTI, Inc. but as of March 31, 2003 none of the loan proceeds had been disbursed and such commitment is presented in the statement of cash flows as an increase in unfunded equipment financing.

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

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Footnotes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2002 Form 10-KSB.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

     The Company expects that the adoption of SFAS 149 will not have a significant impact on its financial statements.

(3)  Current Business Developments

(a)  Establishment of PET Center in Hialeah, Florida

     Since May 14, 2001 Sagemark, through its subsidiary Premier P.E.T. Imaging International, Inc. ("Premier") has been engaged in acquiring, organizing and operating outpatient diagnostic imaging centers ("the PET Centers"). The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer in the human body. As of March 31, 2003, the Company owns and or operates four PET Centers including a PET Center which was established during the first quarter of 2003 in Hialeah, Florida.

     During the first quarter of 2003, the Company capitalized Hialeah PET Management LLC ("Hialeah Management") for the purpose of managing its fourth PET Center in Hialeah, Florida. Hialeah Management was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. Premier purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400 the proceeds for which were held in an escrow account until March 31, 2003 when such proceeds were released from escrow upon Sagemark's execution of a loan and security agreement with DVI Financial Services, Inc.

     Hialeah Management was organized to provide management and administrative services to Eiber Radiology, Inc. ("Eiber Radiology") which operates a PET Center in Hialeah, Florida (the "Hialeah PET Center") and which commenced operations in the first quarter of 2003. The owner of Eiber Radiology owns a minority interest in Hialeah Management. Hialeah Management is providing its services to the Hialeah PET Center pursuant to an Administrative Services Agreement dated February 1, 2003 between Hialeah Management and Eiber Radiology. The Administrative Services Agreement has a term of ten years, subject to a renewal option for an additional ten years and provides for administrative services fees payable by Eiber Radiology from the revenues of the Hialeah PET Center that may not exceed $250,000 per month during the first six months of the agreement, $300,000 per month during the second six months of the agreement and $400,000 per month thereafter. Hialeah Management has agreed to sublease the premises utilized for the operations of the Hialeah PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to the Hialeah PET Center for use in its operations during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to the Hialeah PET Center in consideration of the service fees payable to Hialeah Management.

     The Administrative Services Agreement also provides for Hialeah Management to advance certain sums from its working capital to the Hialeah PET Center to enable it to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Eiber Radiology, which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by Hialeah Management from revenues generated from its operations. As of March 31, 2003, such advances have amounted to $20,121. Eiber Radiology has agreed to grant Hialeah Management a security interest in all of its assets as collateral security for Eiber Radiology's obligation to pay such service fees to Hialeah Management.

     On October 10, 2002, Sagemark entered into an equipment purchase order with CTI, Inc, subject to obtaining financing, to purchase PET Scanning Equipment for the Hialeah PET Center at a cost of $1,498,000. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty, has a term of four years, and is payable in monthly installments of $9,167.

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. The loan agreement provides for a maximum loan of $1,734,000. The loan proceeds will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. $1,498,000 of the loan has been designated to pay for the PET Scanning Equipment purchased from and delivered by CTI, Inc. but as of March 31, 2003 none of the loan proceeds had been disbursed and such amount is presented on the March 31 2003 balance sheet as a long-term liability under the caption "Unfunded Equipment Financing". The Company's equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., its senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2003, the Company's debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on the Company's historical relationship with its senior creditor, the Company does not anticipate that a demand for payment on the loans will be made so long as the Company's debt service requirements remain current.

     On January 22, 2003 Hialeah Management entered into a Fluro-Deoxy-Glucose ("FDG") Supply Agreement (the "Hialeah Supply Agreement") with a national vendor. Hialeah Management has agreed to purchase 90% of its FDG requirements from this vendor during the term of the Agreement. The Hialeah Supply Agreement provides for reduced pricing for all FDG purchased by Hialeah Management as FDG dosage purchases increase. The Hialeah Supply Agreement is effective for a period of not less than thirty-six months and provides Hialeah Management with four, one-year renewal options. The Hialeah Supply Agreement also provides Hialeah Management with the right to cancel the Hialeah Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. Hialeah Management intends to utilize the Hialeah Supply Agreement to supply FDG dosages to the Hialeah PET Center, which is being managed and administered by Hialeah Management.

     Sagemark entered into a separate premises lease agreement with a related party entity, which is owned by an investor in Hialeah Management, for the facility in which the Hialeah PET Center operations are conducted. The lease is for a five year period with three five year renewal options and requires monthly lease payments of $3,000 for year one after which the monthly rent shall be increased by $100 on an annual basis for the remainder of the lease term.

(b)  Private Placement

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 400,000 shares of common stock for gross proceeds of $1,000,000, of which $900,000 was collected during the first quarter 0f 2003 and $100,000 was collected in April 2003. Offering expenses amounted to $8,000 resulting in net proceeds of $992,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000.

(c)  Indemnification Agreements

     On January 2, 2003, the Company entered into an Indemnification Agreement with Mr. Shapiro, Dr. Schulman, Mr. Blessey, Mr. Bright, Dr. Mishrick and Mr. Mahoney (all officers and or directors and each an "Indemnitee" and collectively, the "Indemnitees"), a copy of which was filed as Exhibit 99.4 to the Company's Form 10-KSB for the year ended December 31, 2002.

(d)  Termination of Medical Advisory Agreement

     During January 2003, the Medical Advisory Agreement, which was entered into in May 2002 with a physician, was mutually terminated and the warrant to purchase 80,000 shares of common stock was cancelled. As a result of the cancellation of the warrant to purchase 80,000 shares of common stock, during the first quarter of 2003, deferred stock compensation expense and additional paid-in capital, both separate components of stockholders' equity, were reduced by $214,000.

(4)  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2003, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2003 the Company had $375,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month periods ended March 31, 2003 and 2002, $155,000, or 43%, and $167,000, or 52%, respectively, of net patient service revenue was from one governmental agency and $99,000, or 28%, and $87,000, or 27%, respectively, of net patient service revenue was from one commercial health insurance carrier. As of March 31, 2003, $162,000, or 50% of accounts receivable was from one governmental agency and $89,000, or 28% of accounts receivable was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(5)  Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P., formerly Sagemark Capital, L.P., ("Trident" or the "Partnership") and, as of December 31, 2003, all but $188,000 of such contributions have been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds.

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

     Additionally, the Partnership agreed to purchase the Remaining Limited Partnership Interest for a total purchase price of $2.6 million with and to the extent it received any proceeds from the sale of its debt or equity securities during a period which expired on September 30, 2002 from certain specified investors including Frank DeLape and Benchmark Equity Group, Inc., an entity in which Mr. DeLape is Chairman of the Board and Chief Executive Officer. Mr. DeLape is also an officer and shareholder of TAL, a former member of the Board of Directors of the Company and a general partner of Sagemark Management LLC, the General Partner of the Partnership. None of the Company's remaining Limited Partnership interest was purchased.

     The Company's March 31, 2003 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                    $ 4,920,000
Subscription payable at inception                     (333,000)
--------------------------------------------------------------
Capital contributions paid-in at inception           4,587,000
Expenses allocated to Sagemark Capital in 1999        (557,000)
Sale of 27% limited partnership interest            (1,584,000)
Reduction in subscription payable balance upon
  sale of 27% limited partnership interest             145,000
Cumulative equity method losses                       (666,000)
--------------------------------------------------------------
Equity method investment balance                   $ 1,925,000
==============================================================

     At March 31, 2003 the equity method investment balance of $1,925,000 is $926,000 less than the amount of underlying equity in net assets, $ 2,851,000; because of unrealized appreciation in investments.

     The condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended March 31,                            2003               2002
-------------------------------------------------------------------------------
Income                                             $ 652,000          $ 559,000
Operating expenses                                  (470,000)          (314,000)
Investment gains (losses)                                 --            250,000
-------------------------------------------------------------------------------
Net income (loss)                                  $ 182,000          $ 495,000
===============================================================================

As of March 31, 2003
------------------------------------------------------------
Investments at fair value                       $ 23,735,000
Other assets                                       1,440,000
SAB debentures                                   (16,465,000)
Other liabilities                                   (446,000)
------------------------------------------------------------
Partnership capital                             $  8,264,000
============================================================

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

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented.

      For the three months ended and as of March 31, 2003 warrants and options to purchase an aggregate of 626,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three months ended and as of March 31, 2002 warrants and options to purchase an aggregate of 643,333 shares of common stock at prices ranging from $1.13 to $4.50 per share were outstanding.

(7)  Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such sock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the quarters ended March 31, 2003 and 2002 is as follows:

Three Months ended March 31,                2003         2002
-------------------------------------------------------------
Net loss
  As reported                          ($952,000)   ($311,000)
Deduct:  Amount by which stock-
  based employee compensation as
  determined under fair value
  based method for all awards
  exceeds the compensation as
  determined under the intrinsic
  value method                           (18,000)     (20,000)
-------------------------------------------------------------
  Pro forma net loss
    under SFAS No. 123                  (970,000)   ($331,000)
=============================================================
Basic and diluted net loss
  per common share:
    As reported                        ($   0.55)   ($   0.20)
=============================================================
    Pro forma under SFAS No. 123        $  (0.56)   ($   0.22)
=============================================================

(8)  Subsequent Events

     On April 15, 2003, pursuant to an employment offer letter issued to a newly hired PET Technologist by Rockville PET Imaging, P.C., the PET Center managed by Premier's subsidiary, Premier PET of Long Island LLC PET, the Company issued an option to purchase 10,000 shares of its common stock for $3.50 per share. The option has a term of four years from the date of issuance, a three year vesting period and was valued at $13,030 which is being amortized over the three year vesting period.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2002 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; WE HAVE A LIMITED OPERATING HISTORY; ACCEPTANCE OF OUR SERVICES BY THE MEDICAL COMMUNITY

OR BY PATIENTS MAY NOT GROW, WHICH MAY IMPAIR OUR FUTURE REVENUES AND PROFITABILITY; EFFECTIVE MARKETING IS ESSENTIAL TO OUR OPERATIONS; WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE; WE DEPEND ON A SMALL NUMBER OF PET EQUIPMENT SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; WE DEPEND ON A SMALL NUMBER OF FLUORO-DEOXY-GLUCOSE ("FDG") SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED; IF OUR PROVIDER CONTRACTS ARE NOT RENEWED OR ARE TERMINATED EARLY, OUR BUSINESS AND FINANCIAL RESULTS WOULD BE HARMED; COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS OR PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED; A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS; OUR PET SERVICE REQUIRES THE USE OF RADIOACTIVE MATERIALS, WHICH COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS; THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR SERVICES; THE APPLICATION OR REPEAL OF STATE CERTIFICATE OF NEED REGULATIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS; IF WE FAIL TO COMPLY WITH VARIOUS LICENSING, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSING, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS; MANAGED CARE ORGANIZATIONS MAY PREVENT HEALTHCARE PROVIDERS FROM USING OUR SERVICES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES; WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR PET SYSTEMS OR GENERATE REVENUE WHEN OUR PET SYSTEMS ARE NOT WORKING; WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF TRIDENT GROWTH FUND L.P.; OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED; THERE IS A LIMITED MARKET FOR OUR COMMON STOCK; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Phase Out of the OTC Bulletin Board
-----------------------------------

     The Company's common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market, Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2004 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require the Company to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after the Company becomes listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. The Company will be required to distribute its annual report on Form 10KSB to its shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by the Company, the initial listing fee will be approximately $10,000 and the Company will also be subject to an annual renewal fee of approximately $4,000. If a listing application filed by the Company is not accepted by the BBX, the Company's common stock will trade on the Pink Sheets which will likely provide holders of the Company's common stock with less liquidity than either the OTCBB or the BBX.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On March 31, 2003, we had a working capital deficit of $747,000, a decrease of $15,000 from December 31, 2002. Sources of working capital during the first quarter of 2003 include $2.222 million from equipment and leasehold improvement financings, including an increase of $1.498 million in unfunded equipment financings, $172,000 from subordinated debt financings and $900,000 from a private placement offering. Uses of working capital during the first quarter of 2003 include $1.096 million to fund our operations and $2.313 million to purchase equipment and leasehold improvements and $81,000 for payments on loans and capital leases. Working capital was further reduced $209,000, the amount by which the current portion of notes payable and capital leases increased. Working capital includes $323,000 of accounts receivable of which $162,000, or 50%, is due from one governmental agency and $89,000, or 28%, is due from one commercial health insurance carrier.

     On May 14, 2001, we purchased Premier through which we establish and operate outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of March 31, 2003 we have advanced a total of $1.726 million of such funds.

     We organized our first PET Center in 2001, established two more PET Centers during 2002 and in the first quarter of 2003 organized a fourth PET Center. During the first quarter of 2003 we funded our fourth PET Center with an aggregate of $4,900 in capital contributions and $171,500 in subordinated loans. Each new PET Center requires the acquisition of PET scanning equipment, all of which has been financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of March 31, 2003, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments of $9,167 for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of March 31, 2003 our premises lease commitments approximate $21,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.6 million for the next twelve months. Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2003, our debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. The loan agreement provides for a maximum loan of $1,734,000. The loan proceeds will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. $1,498,000 of the loan has been designated to pay for the PET Scanning Equipment purchased from and delivered by CTI, Inc. but as of March 31, 2003 none of the loan proceeds had been disbursed.

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 400,000 shares of common stock for gross proceeds of $1,000,000, of which $900,000 was collected during the first quarter of 2003 and $100,000 was collected in April 2003. Offering expenses amounted to $8,000 resulting in net proceeds of $992,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro agreed to defer payment of his salary beginning April 1, 2002 and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of March 31, 2003, Mr. Shapiro's deferred salary aggregated $75,000. Pursuant to his employment agreement with Premier P.E.T. Imaging International, Inc., Dr. Schulman's salary for the period from May 2001 to May 2002 was contractually deferred. Since May 2002 Dr. Schulman has agreed to continue the deferral of his salary and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of March 31, 2003, Dr. Schulman's deferred salary aggregated $173,000. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing and operating PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer in the human body. As of March 31, 2003, we own and or operate four PET Centers. It was through these efforts that we established the Wichita PET Center in the third quarter of 2001, two more PET Centers located in Rockville Center, New York, and Parsippany, New Jersey in the fourth quarter of 2002, and a fourth PET Center in Hialeah, Florida in the first quarter of 2003. We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the quarters ended March 31, 2003 and March 31, 2002.

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the current quarter represent an increase of $63,000 from the comparative quarter of which $37,000 was an increase in net patient service revenues and $26,000 was an increase in management fees. Net patient service revenues from PET Centers that were operational during both the current and comparative quarters decreased $91,000 and net patient service revenues from PET Centers that were not operational during the comparative quarter were $128,000 during the current quarter. The $26,000 increase in management fee revenue was generated from PET Centers that were not operational in the comparative quarter.

     Our operating expenses for the current quarter were $529,000 greater than for the comparative quarter. Operating expenses for PET Centers that were operational in both the current and comparative quarters increased $55,000, and operating costs for PET Centers that were not operational during the comparative quarter were $409,000 for the current quarter. Corporate operating expenses increased $65,000 from the comparative quarter.

     Interest expense increased $67,000 from the comparative quarter reflecting the increase in outstanding loan balances as equipment purchases and leasehold improvements were financed for newly opened PET Centers.

     As of March 31, 2003, we held a 34.5% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $63,000 and $171,000, respectively, for the current and comparative quarters. As of March 31, 2003, our cumulative share of Trident Growth Fund L.P.'s loss was $666,000. As of March 31, 2003, Trident Growth Fund L.P. had $23.7 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

PART II. OTHER INFORMATION

Item 3.  Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluation, they believe that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


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


                                  The Sagemark Companies Ltd.



May 19, 2003                           /s/ THEODORE B. SHAPIRO
                                       ------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


May 19, 2003                           /s/ GEORGE W. MAHONEY
                                       ------------------------
                                       George W. Mahoney
                                       Chief Financial Officer