Form 10QSB
period 2003-06-30
SAGEMARK COMPANIES LTD
filed 2003-08-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to ____________


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


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of July 30, 2003, the registrant had 2,045,253 shares of its par value $.01 common stock outstanding.

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


     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2003 and the related consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 and the related consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
August 13, 2003

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended June 30,                              2003           2002
--------------------------------------------------------------------------------

Revenues:

 Net Patient Service Revenue                         $   697,000    $   380,000
 Management fees                                         318,000             --
                                                     -----------    -----------
Total revenues                                         1,015,000        380,000
                                                     -----------    -----------
Operating Expenses:

 Salaries, payroll taxes and fringe benefits             256,000        263,000
 Patient service costs and expenses - FDG(1)             152,000         92,000
 Patient service costs and expenses, other                21,000         10,000
 Equipment maintenance                                    27,000             --
 Patient service costs and expenses, related party         9,000          3,000
 Radiology expense                                        60,000         30,000
 Amortization and depreciation                           315,000         88,000
 Professional fees                                        36,000        102,000
 Legal fees, related party                                27,000         75,000
 Consulting fees                                              --         20,000
 Billing and collection fees, related party                8,000         11,000
 Rent expense, related party                              17,000         17,000
 Other general and administrative expenses               384,000        172,000
                                                     -----------    -----------
  Total operating expenses                             1,312,000        883,000
                                                     -----------    -----------
Loss from Operations                                    (297,000)      (503,000)
Interest expense                                        (178,000)       (50,000)
Interest income, investments                               5,000          2,000
Other income (expense)                                    (2,000)            --
                                                     -----------    -----------
Loss before share of income
 of unconsolidated affiliate                            (472,000)      (551,000)
Share of income (loss) of unconsolidated
 affiliates                                               14,000       (232,000)
                                                     -----------    -----------
Net Loss                                               ($458,000)     ($783,000)
                                                     ===========    ===========
Basic and Diluted Loss per Common Share:
Net loss                                                  ($0.22)        ($0.59)
                                                     ===========    ===========
Weighted average number of common shares               2,040,418      1,332,743
                                                     ===========    ===========

(1)  flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended June 30,                               2003           2002
--------------------------------------------------------------------------------

Net Loss                                               ($458,000)     ($783,000)

Other Comprehensive Expense:
 Unrealized holding losses on available
  for sale securities                                     (5,000)        (6,000)
                                                     -----------    -----------

Comprehensive Loss                                     ($463,000)     ($789,000)
                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Six Months Ended June 30,                                2003           2002
--------------------------------------------------------------------------------

Revenues:

 Net Patient Service Revenue                         $ 1,054,000    $   700,000
 Management fees                                         344,000             --
                                                     -----------    -----------
Total revenues                                         1,398,000        700,000
                                                     -----------    -----------
Operating Expenses:

 Salaries, payroll taxes and fringe benefits             565,000        525,000
 Patient service costs and expenses -FDG(1)              274,000        176,000
 Patient service costs and expenses, other                41,000         13,000
 Equipment maintenance                                    55,000             --
 Patient service costs and expenses, related party        20,000          3,000
 Radiology expense                                        91,000         56,000
 Amortization and depreciation                           581,000        175,000
 Professional fees                                       115,000        160,000
 Legal fees, related party                                55,000        134,000
 Consulting fees                                              --         28,000
 Billing and collection fees, related party               21,000         20,000
 Rent expense, related party                              34,000         34,000
 Bad debt expense                                         27,000             --
 Other general and administrative expenses               717,000        314,000
                                                     -----------    -----------
  Total operating expenses                             2,596,000      1,638,000
                                                     -----------    -----------
Loss from Operations                                  (1,198,000)      (938,000)
Interest expense                                        (296,000)      (101,000)
Interest income, investments                               6,000          6,000
Other income                                               1,000             --
                                                     -----------    -----------
Loss before share of income
 of unconsolidated affiliate                          (1,487,000)    (1,033,000)
Share of income (loss) of unconsolidated
 affiliates                                               77,000        (61,000)
                                                     -----------    -----------
Net Loss                                             ($1,410,000)   ($1,094,000)
                                                     ===========    ===========
Basic and Diluted Loss per Common Share:
Net loss                                                  ($0.75)        ($0.76)
                                                     ===========    ===========
Weighted average number of common shares               1,890,446      1,431,318
                                                     ===========    ===========

(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Six Months Ended June 30,                                2003           2002
--------------------------------------------------------------------------------

Net Loss                                             ($1,410,000)   ($1,094,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains (losses) on available
  for sale securities                                         --        (10,000)
                                                     -----------    -----------

Comprehensive Loss                                   ($1,410,000)   ($1,104,000)
                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2003
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                $  506,000
Accounts receivable, net                                               612,000
Marketable securities, current                                           1,000
Other current assets                                                   120,000
                                                                    ----------
Total current assets                                                 1,239,000
                                                                    ----------

FIXED ASSETS:
Furniture, equipment and leasehold improvements, net                 6,019,000
Equipment held under capitalized lease obligations, net                135,000
                                                                    ----------
Total fixed assets                                                   6,154,000
                                                                    ----------

OTHER ASSETS:
Investment in unconsolidated affiliate                               1,939,000
Marketable securities, restricted                                        5,000
Other assets                                                           217,000
                                                                    ----------
Total other assets                                                   2,161,000
                                                                    ----------
TOTAL ASSETS                                                        $9,554,000
                                                                    ==========

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2003
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    855,000
Accrued payroll                                                         348,000
Accrued dividends                                                        44,000
Other accrued expenses                                                   90,000
Current portion of notes payable                                      1,099,000
Current portion of capitalized lease obligations                         33,000
                                                                   ------------
Total current liabilities                                             2,469,000
                                                                   ------------

LONG-TERM DEBT:
Notes payable                                                         5,320,000
Subordinated notes payable                                              372,000
Deferred interest on subordinated notes payable                          16,000
Capitalized lease obligations                                           110,000
                                                                   ------------
Total long-term debt                                                  5,818,000
                                                                   ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 2,392,011 shares issued and 2,045,253
 shares outstanding as of June 30, 2003)                                 24,000
Additional paid-in-capital, common stock                             60,188,000
Accumulated other comprehensive loss                                    (27,000)
Accumulated deficit                                                 (57,223,000)
Deferred compensation expense                                           (12,000)
Less common stock in treasury, at cost                               (1,686,000)
                                                                   ------------
Total shareholders' equity                                            1,267,000
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,554,000
                                                                   ============

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                2003           2002
--------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                             ($1,410,000)   ($1,094,000)
Adjustments to reconcile net loss
 to net cash - operations:
  Depreciation and amortization                          581,000        175,000
  Bad debt expense                                        27,000             --
  Share of (income) loss of
   unconsolidated affiliates                             (77,000)        61,000
  Stock option compensation expense                       10,000         10,000
  Change in assets and liabilities:
   Accounts receivable, net                             (396,000)       (23,000)
   Other current assets                                  (19,000)       (38,000)
   Accounts payable                                      236,000          9,000
   Accrued payroll and related expenses                  (73,000)       137,000
   Income taxes payable                                       --
   Other accrued expense                                  66,000         65,000
   Deferred interest on subordinated debt                 14,000             --
                                                     -----------    -----------
Net cash - operating activities                       (1,041,000)      (698,000)
                                                     -----------    -----------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable, related party         (61,000)            --
Repayments of notes receivable, related party             81,000             --
Premises lease deposits                                       --        (43,000)
Capital expenditures                                  (2,313,000)       (15,000)
Other investing activities                               (12,000)            --
                                                     -----------    -----------
Net cash - investing activities                       (2,305,000)       (58,000)
                                                     -----------    -----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering               1,000,000        499,000
Offering costs                                           (13,000)       (29,000)
Proceeds received from subsidiary
 equity financings                                            --        187,000
Subsidiary equity financing proceeds
 held in escrow                                               --       (187,000)
Payments on notes payable                               (148,000)       (68,000)
Payments on capital lease obligations                    (16,000)        (8,000)
Loan proceeds                                          2,298,000             --
Subordinated debt proceeds                               172,000             --
Deferred financing costs                                 (23,000)            --
                                                     -----------    -----------
Net cash - financing activities                        3,270,000        394,000
                                                     -----------    -----------
Net change in cash and cash equivalents                  (76,000)      (362,000)
Cash - Beginning of the period                           582,000      1,119,000
                                                     -----------    -----------
Cash - End of the period                             $   506,000    $   757,000
                                                     ===========    ===========

                                                                     (continued)
See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                2003           2002
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

 Interest                                            $   282,000    $   101,000
                                                     ===========    ===========
 Income taxes                                        $     4,000    $     1,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

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

In May 2002, pursuant to a Medical Advisory Agreement between the Company and a medical advisor, the Company issued to the medical advisor, a warrant to purchase 80,000 shares of its Common Stock for $3.45 per share, which was the fair market value at the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $276,000, representing deferred compensation expense which is reported as a separate component of stockholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement. During January 2003, the Medical Advisory Agreement was mutually terminated and the warrant to purchase 80,000 shares of common stock was cancelled. As a result of the cancellation of the warrant to purchase 80,000 shares of common stock, during the first quarter of 2003, deferred stock compensation expense and additional paid-in capital, both separate components of stockholders' equity, were reduced by $214,000.

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

Revenue Recognition
-------------------

     During 2003 and 2002, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. For the six month periods and quarters ended June 30, 2003 and 2002 contractual adjustments amounted to approximately $530,000 and $373,000 and $338,000 and $194,000,
respectively. The Company is not engaged in the practice of medicine and does note employ physicians. The Company has the legal right to set the fees for the services rendered and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care.

New Accounting Pronouncements
----------------------------

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

(3) Current Business Developments

(a) Establishment of PET Center in Hialeah, Florida

     Since May 14, 2001 Sagemark, through its subsidiary Premier P.E.T. Imaging International, Inc. ("Premier") has been engaged in acquiring, organizing, managing and operating outpatient diagnostic imaging centers ("the PET Centers"). The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of June 30, 2003, the Company owns and or operates four PET Centers including a PET Center which was established during the first quarter of 2003 in Hialeah, Florida.

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

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET Scanning Equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. The Company's equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., its senior creditor, require that it maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2003, the Company's debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on the Company's historical relationship with its senior creditor, the Company does not anticipate that a demand for payment on the loans will be made so long as the Company's debt service requirements remain current.

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

     Sagemark entered into a separate premises lease agreement with a related party entity, which is owned by an investor in Hialeah Management and Eiber Radiology, for the facility in which the Hialeah PET Center operations are conducted. The lease is for a five year period with three five year renewal options and requires monthly lease payments of $3,000 for year one after which the monthly rent shall be increased by $100 on an annual basis for the remainder of the lease term.

(b) Private Placement

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 400,000 shares of common stock for gross proceeds of $1,000,000, of which $900,000 was collected during the first quarter 0f 2003 and $100,000 was collected during the second quarter of 2003. Offering expenses amounted to $13,000 resulting in net proceeds of $987,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000.

(c) Indemnification Agreements

     On January 2, 2003, the Company entered into an Indemnification Agreement with Mr. Shapiro, Dr. Schulman, Mr. Blessey, Mr. Bright, Dr. Mishrick and Mr. Mahoney (all officers and or directors and each an "Indemnitee" and collectively, the "Indemnitees"), a copy of which was filed as Exhibit 99.4 to the Company's Form 10KSB for the year ended December 31, 2002.

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

(e) Issuance of Warrant

     On April 15, 2003, pursuant to an employment offer letter issued to a newly hired PET Technologist by Rockville PET Imaging, P.C., the PET Center managed by Premier's subsidiary, Premier PET of Long Island LLC, the Company issued an option to purchase 10,000 shares of its common stock for $3.50 per share. The option has a term of four years from the date of issuance, a three year vesting period and was valued at $13,030 which is being amortized over the three year vesting period.

(4) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2003, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2003 the Company had $135,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month periods ended June 30, 2003 and 2002, $335,000, or 48%, and $237,000, or 62%, respectively, of net patient service revenue was from one governmental agency and $235,000, or 34%, and $98,000, or 26%, respectively, of net patient service revenue was from one commercial health insurance carrier. During the six month periods ended June 30, 2003 and 2002, $490,000, or 47%, and $404,000, or 58%, respectively, of net patient service revenue was from one governmental agency and $334,000, or 32%, and $184,000, or 26%, respectively, of net patient service revenue was from one commercial health insurance carrier. As of June 30, 2003, $246,000, or 40% of accounts receivable was from one governmental agency and $203,000, or 33% of accounts receivable was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(5) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P., formerly Sagemark Capital, L.P., ("Trident" or the "Partnership") and, as of June 30, 2003, all but $188,000 of such contributions have been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds.

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

The Company's June 30, 2003 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                      $ 4,920,000
Subscription payable at inception                       (333,000)
                                                     -----------
Capital contributions paid-in at inception             4,587,000
Expenses allocated to Sagemark Capital in 1999          (557,000)
Sale of 27% limited partnership interest              (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                145,000
Cumulative equity method losses                         (652,000)
                                                     -----------
Equity method investment balance                     $ 1,939,000
                                                     ===========

At June 30, 2003 the equity method investment balance of $1,939,000 is $520,000 less than the amount of underlying equity in net assets, $2,459,000; because of unrealized appreciation in investments.

The condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended June 30,                              2003           2002
                                                     -----------    -----------
Income                                               $   631,000    $   609,000
Operating expenses                                      (591,000)      (318,000)
Investment losses                                             --       (964,000)
                                                     -----------    -----------
Net income (loss)                                    $    40,000    ($  673,000)
                                                     ===========    ===========

Six Months Ended June 30,                                2003           2002
                                                     -----------    -----------
Income                                               $ 1,283,000    $ 1,168,000
Operating expenses                                    (1,061,000)      (632,000)
Investment losses                                             --       (714,000)
                                                     -----------    -----------
Net income (loss)                                    $   222,000    ($  178,000)
                                                     ===========    ===========


As of June 30, 2003

Investments at fair value                            $22,625,000
Other assets                                           1,581,000
SAB debentures                                       (16,465,000)
Other liabilities                                       (614,000)
                                                     -----------
Partnership capital                                  $ 7,127,000
                                                     ===========


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

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and six month periods ended June 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented.

     For the three and six months ended and as of June 30, 2003 warrants and options to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three and six months ended and as of June 30, 2002 warrants and options to purchase an aggregate of 720,000 shares of Common Stock at prices ranging from $1.13 to $3.45 per share were outstanding.

(7) Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three and six month periods ended June 30, 2003 and 2002 is as follows:

Three Months ended June 30,                              2003           2002
                                                     -----------    -----------
Net loss
 As reported                                           ($458,000)     ($783,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method                                            (18,000)       (19,000)
                                                     -----------    -----------
 Pro forma net loss
  under SFAS No. 123                                    (476,000)     ($802,000)
                                                     ===========    ===========
Basic and diluted net loss
 per common share:
  As reported                                             ($0.22)        ($0.59)
                                                     ===========    ===========
  Pro forma under SFAS No. 123                            ($0.23)        ($0.60)
                                                     ===========    ===========

Six Months ended June 30,                                2003           2002
                                                     -----------    -----------
Net loss
 As reported                                         ($1,410,000)   ($1,094,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method                                            (36,000)       (39,000)
                                                     -----------    -----------
 Pro forma net loss
  under SFAS No. 123                                 ($1,446,000)   ($1,133,000)
                                                     ===========    ===========
Basic and diluted net loss
 per common share:
  As reported                                             ($0.75)        ($0.76)
                                                     ===========    ===========
  Pro forma under SFAS No. 123                            ($0.76)        ($0.79)
                                                     ===========    ===========

(8) Subsequent Events

     Morris County PET Management LLC ("Morris Management") is a subsidiary of Premier that provides management and administrative services to the Company's PET Center located in Parsippany, New Jersey. Morris Management was capitalized in 2002 by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. As of June 30, 2003, Premier owned 69 Morris Units and on July 16, 2003, Premier sold, to an outside investor, 8 of its Morris Units for a total of $20,800 after which Premier owns 61% of Morris Management.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2002 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; WE HAVE A LIMITED OPERATING HISTORY; ACCEPTANCE OF OUR SERVICES BY THE MEDICAL COMMUNITY OR BY PATIENTS MAY NOT GROW, WHICH MAY IMPAIR OUR FUTURE REVENUES AND PROFITABILITY; EFFECTIVE MARKETING IS ESSENTIAL TO OUR OPERATIONS; WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE; WE DEPEND ON A SMALL NUMBER OF PET EQUIPMENT SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; WE DEPEND ON A SMALL NUMBER OF FLOURO-DEOXY-GLUCOSE ("FDG") SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED; THE COMPANY'S DEBT TO ITS SENIOR CREDITOR DOES NOT MEET THE TANGIBLE NET WORTH RATIO AND THEREFORE THE COMPANY IS NOT IN COMPLIANCE, A CONDITION WHICH COULD RESULT IN A DEMAND FOR PAYMENT ON ALL OUR SENIOR NOTES PAYABLE; IF OUR PROVIDER CONTRACTS ARE NOT RENEWED OR ARE TERMINATED EARLY, OUR BUSINESS AND FINANCIAL RESULTS WOULD BE HARMED; COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS OR PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED; A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS; OUR PET SERVICE REQUIRES THE USE OF RADIOACTIVE MATERIALS, WHICH COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS; THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR SERVICES; THE APPLICATION OR REPEAL OF STATE CERTIFICATE OF NEED REGULATIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS; IF WE FAIL TO COMPLY WITH VARIOUS LICENSING, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSING, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS; MANAGED CARE ORGANIZATIONS MAY PREVENT HEALTHCARE PROVIDERS FROM USING OUR SERVICES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES; WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR PET SYSTEMS OR GENERATE REVENUE WHEN OUR PET SYSTEMS

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

Discontinuation of the Bulletin Board Exchange
----------------------------------------------

     On June 26, 2003, the Nasdaq Stock Market, Inc. ("NSM") announced that it was discontinuing its efforts to launch the Bulletin Board Exchange ("BBX"). The BBX was to have replaced the OTC Bulletin Board ("OTCBB"), on which the Company common stock currently trades.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On June 30, 2003, we had a working capital deficit of $1.23 million, an increase of $498,000 from December 31, 2002. Sources of working capital during the first six months of 2003 include $2.3 million from equipment and leasehold improvement financings, $172,000 from subordinated debt financings and $1 million from a private placement offering. Uses of working capital during the first six months of 2003 include $1.659 million to fund our operations, $2.313 million to purchase equipment and leasehold improvements and $164,000 for payments on loans and capital leases. Working capital was further reduced $577,000, the amount by which the current portion of notes payable and capital leases increased. Working capital includes $612,000 of accounts receivable of which $246,000, or 40%, is due from one governmental agency and $203,000, or 33%, is due from one commercial health insurance carrier.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of June 30, 2003 we have advanced a total of $1.766 million of such funds.

     We organized our first PET Center in 2001, established two more PET Centers during 2002 and in the first quarter of 2003 organized a fourth PET Center. During the first quarter of 2003 we funded our fourth PET Center with an aggregate of $4,900 in capital contributions and $171,500 in subordinated loans. Each new PET Center requires the acquisition of PET scanning equipment, all of which has been financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of June 30, 2003, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments of $9,167 for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of June 30, 2003 our premises lease commitments approximate $21,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.714 million for the next twelve months. Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2003, our debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 360,000 shares of common stock for gross proceeds of $900,000, and in April of 2003 sold 40,000 shares of common stock for gross proceeds of $100,000. Offering expenses amounted to $13,000 resulting in net proceeds of $987,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro agreed to defer payment of his salary beginning April 1, 2002 and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of June 30, 2003, Mr. Shapiro's deferred salary aggregated $125,000. Pursuant to his employment agreement with Premier P.E.T. Imaging International, Inc., Dr. Schulman's salary for the period from May 2001 to May 2002 was contractually deferred. Since May 2002 Dr. Schulman has agreed to continue the deferral of his salary and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of June 30, 2003, Dr. Schulman's deferred salary aggregated $213,000. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing, operating and managing PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of June 30, 2003, we own and or operate four PET Centers. It was through these efforts that we established the Wichita PET Center in the third quarter of 2001, two more PET Centers located in Rockville Center, New York, and Parsippany, New Jersey in the fourth quarter of 2002, and a fourth PET Center in Hialeah, Florida in the first quarter of 2003. We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the quarters and six month periods ended June 30, 2003 and June 30, 2002.

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the current quarter represent an increase of $635,000 from the comparative quarter of which $317,000 was an increase in net patient service revenues and $318,000 was an increase in management fees. Net patient service revenues from PET Centers that were operational during both the current and comparative quarters decreased $137,000 and net patient service revenues from PET Centers that were not operational during the comparative quarter were $454,000 during the current quarter. The $318,000 increase in management fee revenue was generated from PET Centers that were not operational in the comparative quarter.

     Total revenues for the current six months represent an increase of $698,000 from the comparative six months of which $354,000 was an increase in net patient service revenues and $344,000 was an increase in management fees. Net patient service revenues from PET Centers that were operational during both the current and comparative six months decreased $228,000 and net patient service revenues from PET Centers that were not operational during the comparative six months were $582,000 during the current six months. The $344,000 increase in management fee revenue was generated from PET Centers that were not operational in the comparative six months.

     Our operating expenses for the current quarter were $429,000 greater than for the comparative quarter. Operating expenses for PET Centers that were operational in both the current and comparative quarters decreased $37,000, and operating costs for PET Centers that were not operational during the comparative quarter were $583,000 for the current quarter. Corporate operating expenses decreased $117,000 from the comparative quarter.

     Our operating expenses for the current six months were $958,000 greater than for the comparative six months. Operating expenses for PET Centers that were operational in both the current and comparative six months increased $18,000, and operating costs for PET Centers that were not operational during the comparative six months were $992,000 for the current six months. Corporate operating expenses decreased $52,000 from the comparative six months.

     Interest expense increased $128,000 from the comparative quarter and increased $195,000 from the comparative six months reflecting the increase in outstanding loan balances as equipment purchases and leasehold improvements were financed for newly opened PET Centers.

     As of June 30, 2003, we held a 34.5% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings
(loss) related to our limited partnership investment in Trident Growth Fund L.P. was $14,000 and ($232,000), respectively, for the current and comparative quarters and was $77,000 and ($61,000), respectively, for the current and comparative six months. As of June 30, 2003, our cumulative share of Trident Growth Fund L.P.'s loss was $652,000. As of June 30, 2003, Trident Growth Fund L.P. had $22.6 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1  Chief Executive Officer Certification.
31.2  Chief Financial Officer Certification
32    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           The Sagemark Companies Ltd.

August 18, 2003                        /s/ THEODORE B. SHAPIRO
                                       -----------------------------------------
                                      Theodore B. Shapiro
                                      Chief Executive Officer,
                                      President and Director


August 18, 2003                        /s/ GEORGE W. MAHONEY
                                       -----------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer