Form 10QSB
period 2003-09-30
SAGEMARK COMPANIES LTD
filed 2003-11-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 14, 2003, the registrant had 2,045,253 shares of its par value $.01 common stock outstanding.

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



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2003 and the related consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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




MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
November 14, 2003

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended September 30,                            2003           2002
-------------------------------------------------------------------------------
Revenues:
  Net Patient Service Revenue                         $  587,000     $  442,000
  Management fees                                        658,000             --
-------------------------------------------------------------------------------
Total revenues                                         1,245,000        442,000
-------------------------------------------------------------------------------
Operating Expenses:
  Salaries, payroll taxes and fringe benefits            260,000        223,000
  Patient service costs and expenses - FDG(1)            120,000         92,000
  Patient service costs and expenses, other               26,000         19,000
  Equipment maintenance                                   28,000         18,000
  Patient service costs and expenses, related party        8,000          7,000
  Radiology expense                                       42,000         29,000
  Amortization and depreciation                          317,000         88,000
  Professional fees                                       47,000         64,000
  Legal fees, related party                               42,000         34,000
  Consulting fees                                             --         18,000
  Billing and collection fees, related party              21,000         15,000
  Rent expense, related party                             17,000         17,000
  Other general and administrative expenses              401,000        196,000
-------------------------------------------------------------------------------
  Total operating expenses                             1,329,000        820,000
-------------------------------------------------------------------------------
Loss from Operations                                     (84,000)      (378,000)
Interest expense                                        (177,000)       (48,000)
Interest income, investments                               5,000          2,000
Other income                                              17,000             --
-------------------------------------------------------------------------------
Loss before share of income of unconsolidated
  affiliate and minority interest                       (239,000)      (424,000)
Share of income of unconsolidated
  affiliates                                             108,000        166,000
Net minority interest in (income) and loss
  of consolidated affiliates                              (4,000)            --
-------------------------------------------------------------------------------
Net Loss                                               ($135,000)     ($258,000)
===============================================================================

Basic and Diluted Loss per Common Share:

Net loss                                                  ($0.07)        ($0.17)
===============================================================================

Weighted average number of common shares               2,045,253      1,490,253
===============================================================================

(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended September 30,                            2003           2002
-------------------------------------------------------------------------------

Net Loss                                               ($135,000)     ($258,000)

Other Comprehensive Income (Expense):
  Unrealized holding gains (losses) on
    Available for sale securities                         (8,000)         1,000
-------------------------------------------------------------------------------

Comprehensive Loss                                     ($143,000)     ($257,000)
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Nine Months Ended September 30,                             2003           2002
-------------------------------------------------------------------------------
Revenues:
  Net Patient Service Revenue                         $1,641,000     $1,142,000
  Management fees                                      1,002,000             --
-------------------------------------------------------------------------------
Total revenues                                         2,643,000      1,142,000
-------------------------------------------------------------------------------
Operating Expenses:
  Salaries, payroll taxes and fringe benefits            825,000        748,000
  Patient service costs and expenses -FDG(1)             394,000        268,000
  Patient service costs and expenses, other               67,000         32,000
  Equipment maintenance                                   83,000         18,000
  Patient service costs and expenses, related party       28,000         10,000
  Radiology expense                                      133,000         84,000
  Amortization and depreciation                          898,000        263,000
  Professional fees                                      162,000        224,000
  Legal fees, related party                               97,000        168,000
  Consulting fees                                             --         46,000
  Billing and collection fees, related party              42,000         35,000
  Rent expense, related party                             51,000         51,000
  Bad debt expense                                        27,000          2,000
  Other general and administrative expenses            1,118,000        508,000
-------------------------------------------------------------------------------
    Total operating expenses                           3,925,000      2,457,000
-------------------------------------------------------------------------------
Loss from Operations                                  (1,282,000)    (1,315,000)
Interest expense                                        (473,000)      (148,000)
Interest income, investments                              11,000          7,000
Other income                                              13,000             --
-------------------------------------------------------------------------------
Loss before share of income  of unconsolidated
  affiliate and minority interest                     (1,731,000)    (1,456,000)
Share of income of unconsolidated
  affiliates                                             185,000        105,000
Net minority interest in (income) and loss
  of consolidated affiliates                               1,000             --
-------------------------------------------------------------------------------
Net Loss                                             ($1,545,000)   ($1,351,000)
===============================================================================

Basic and Diluted Loss per Common Share:
Net loss                                                  ($0.80)        ($0.93)
===============================================================================

Weighted average number of common shares               1,942,615      1,451,179
===============================================================================

(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Nine Months Ended September 30,                             2003           2002
-------------------------------------------------------------------------------

Net Loss                                             ($1,545,000)   ($1,351,000)

Other Comprehensive Income (Expense):
  Unrealized holding losses on available
    for sale securities                                   (8,000)        (9,000)
-------------------------------------------------------------------------------

Comprehensive Loss                                   ($1,553,000)   ($1,360,000)
===============================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2003
------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                $  568,000
Accounts receivable, net                                               527,000
Marketable securities, current                                          14,000
Other current assets                                                   191,000
------------------------------------------------------------------------------
Total current assets                                                 1,300,000
------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, equipment and leasehold improvements, net                 5,804,000
Equipment held under capitalized lease obligations, net                170,000
------------------------------------------------------------------------------
Total fixed assets - net                                             5,974,000
------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                               2,047,000
Deferred finance costs, net                                            120,000
Marketable securities, restricted                                        2,000
Other assets                                                            63,000
------------------------------------------------------------------------------
Total other assets                                                   2,232,000
------------------------------------------------------------------------------
TOTAL ASSETS                                                        $9,506,000
==============================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2003
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                  $    631,000
Accounts payable, related parties                                      295,000
Accrued payroll                                                        442,000
Accrued dividends                                                       44,000
Other accrued expenses                                                 226,000
Current portion of notes payable                                     1,195,000
Current portion of capitalized lease obligations                        41,000
------------------------------------------------------------------------------
Total current liabilities                                            2,874,000
------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                        5,011,000
Subordinated notes payable                                             392,000
Deferred interest on subordinated notes payable                         26,000
Capitalized lease obligations                                          138,000
------------------------------------------------------------------------------
Total long-term debt                                                 5,567,000
------------------------------------------------------------------------------

Minority Interest                                                        5,000
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                               3,000
Common stock, par value $0.01 per share, (25,000,000
  shares authorized, 2,392,011 shares issued and 2,045,253
  shares outstanding as of September 30, 2003)                          24,000
Additional paid-in-capital, common stock                            60,185,000
Accumulated other comprehensive loss                                   (35,000)
Accumulated deficit                                                (57,420,000)
Deferred compensation expense                                          (11,000)
Less common stock in treasury, at cost                              (1,686,000)
------------------------------------------------------------------------------
Total shareholders' equity                                           1,060,000
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  9,506,000
==============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                           2003             2002
-------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net Loss                                           ($1,545,000)     ($1,351,000)
Adjustments to reconcile net loss
  to net cash - operations:
    Depreciation and amortization                      898,000          263,000
    Bad debt expense                                    27,000            2,000
    Share of (income) loss of
      unconsolidated affiliates                       (185,000)        (105,000)
    Net minority interest in income and (loss)
      of consolidated affiliates                        (1,000)              --
    Stock option compensation expense                   13,000           34,000
    Other operating adjustments                        (11,000)              --
    Change in assets and liabilities:
      Accounts receivable, net                        (311,000)          42,000
      Other current assets                             (90,000)         (84,000)
      Accounts payable                                 181,000          (14,000)
      Accounts payable, related parties                126,000          127,000
      Accrued payroll and related expenses              21,000          221,000
      Other accrued expense                            202,000           10,000
      Deferred interest on subordinated debt            23,000            3,000
-------------------------------------------------------------------------------
Net cash - operating activities                       (652,000)        (852,000)
-------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable, related party       (61,000)              --
Repayments of notes receivable, related party           81,000               --
Premises lease deposits                                (27,000)         (36,000)
Capital expenditures                                (2,400,000)         (13,000)
Other investing activities                              61,000          (64,000)
-------------------------------------------------------------------------------
Net cash - investing activities                     (2,346,000)        (113,000)
-------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering             1,000,000          500,000
Offering costs                                         (16,000)              --
Proceeds received from subsidiary
  equity financings                                         --          189,000
Subsidiary equity financing proceeds
  held in escrow                                            --         (189,000)
Payments on notes payable                             (362,000)        (137,000)
Payments on capital lease obligations                  (25,000)         (13,000)
Loan proceeds                                        2,298,000               --
Subordinated debt proceeds                             192,000               --
Deferred financing costs                               (41,000)         (36,000)
Deferred offering costs                                     --          (30,000)
Distributions to minority interest investors           (62,000)              --
-------------------------------------------------------------------------------
Net cash - financing activities                      2,984,000          284,000
-------------------------------------------------------------------------------
Net change in cash and cash equivalents                (14,000)        (681,000)
Cash - Beginning of the period                         582,000        1,119,000
-------------------------------------------------------------------------------
Cash - End of the period                            $  568,000       $  438,000
===============================================================================
                                                                    (continued)

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                           2003             2002
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                          $  450,000       $  148,000
===============================================================================
  Income taxes                                      $    5,000       $    1,000
===============================================================================


SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

During 2003, the Company entered into capital lease obligations having an aggregate net present value of $111,000 resulting in a non cash increase in fixed assets.

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

Revenue Recognition
-------------------

     During 2003 and 2002, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. For the nine month periods and quarters ended September 30, 2003 and 2002 contractual adjustments amounted to approximately $948,000 and $530,000 and $419,000 and $157,000, respectively. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care.

New Accounting Pronouncements
-----------------------------

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

(3)  Current Business Developments

(a)  Establishment of New Subsidiaries and PET Centers

     Since May 14, 2001 Sagemark, through its subsidiary Premier P.E.T. Imaging International, Inc. ("Premier") has been engaged in acquiring, organizing, managing and operating outpatient diagnostic imaging centers ("the PET Centers"). The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of September 30, 2003, the Company owns and or operates four PET Centers including a PET Center which was established during the first quarter of 2003 in Hialeah, Florida and is establishing a fifth PET Center in Queens, New York.

(i)  Establishment of PET Center in Hialeah, Florida

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

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. ("DVI"). The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET Scanning Equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center and $159,000 remains unfunded. On August 25, 2003, DVI announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and it is uncertain whether the remaining $159,000 of the total financing commitment will be funded. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. The Company's equipment and leasehold improvement loan agreements with DVI, its senior creditor, require that it maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2003, the Company's debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on the Company's historical relationship with its senior creditor, the Company does not anticipate that a demand for payment on the loans will be made so long as the Company's debt service requirements remain current. However, with DVI's filing for relief under Chapter 11 of the United States Bankruptcy Code it is possible that such circumstance can change in the near term.

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

     On February 21, 2003 Sagemark entered into a separate premises lease agreement with a related party entity, which is owned by an investor in Hialeah Management and Eiber Radiology, for the facility in which the Hialeah PET Center operations are conducted. The lease is for a five year period with three five year renewal options and requires monthly lease payments of $3,000 for year one after which the monthly rent shall be increased by $100 on an annual basis for the remainder of the lease term.

(ii) Establishment of PET Center in Queens, New York

     During the third quarter of 2003, the Company formed P.E.T. Management of Queens, LLC ("Queens Management"), a New York limited liability company, for the purpose of establishing and managing its fifth PET Center in Queens, New York (the "Queens PET Center"). In August 2003, the Company entered into a lease agreement with an unaffiliated landlord (the "Lease Agreement") for premises located in Queens, New York (the "Queens Premises"), which premises will be utilized for the proposed activities of the Queens PET Center. The Lease Agreement has an initial term of ten years and requires annual rental payments of $90,000 in the future years (subject to specified future annual increases). The Company's obligations under the Lease Agreement commence upon the delivery by the landlord to the Company of a copy of the landlord's certificate of occupancy of the building in which the premises are located. The landlord has not yet provided a copy of such certificate to the Company.

     Queens Management intends to offer limited partnership interest to potential investors. The Company will retain not less that a 51% equity interest in Queens Management through Premier's ownership of an equity interest therein.

     Queens Management intends to enter into a Turnkey License and Services Agreement (the "Turnkey License") with Forest Hills P.E.T. Imaging, P.C., a recently formed professional corporation ("Forest Hills P.C."), for an initial term of ten years, pursuant to which it will provide management and administrative services to Forest Hills, P.C. for a to-be-determined monthly management fee equal to the fair market value of such services. It is contemplated that the owner of Forest Hills, P.C. will own a minority interest in Queens Management. Queens Management intends, pursuant to the Turnkey License, to provide a turnkey outpatient diagnostic imaging facility to Forest Hills, P.C., inclusive of the PET scanner and ancillary medical equipment, furniture and fixtures and leasehold improvements leased to Queens Management under the Sagemark Lease described below. All of the terms and conditions of the Turnkey License have not yet been determined.

     The Company entered into a Lease with Queens Management on October 1, 2003 (the "Sagemark Lease") pursuant to which the Company agreed to sublet the Queens Premises and make available to Queens Management a PET scanner, certain ancillary medical equipment, furniture and fixtures and leasehold improvements during the ten year term of such lease. Thereafter, on October 16, 2003, the Company entered into an equipment purchase order with an unaffiliated equipment vendor to purchase PET scanning and ancillary medical equipment for the Queens PET Center. Simultaneously therewith, the Company entered into a master lease agreement and related documents (the "Master Lease") with an affiliate of such equipment vendor for $2,106,637 pursuant to which the equipment vendor's affiliate financed the Company's purchase of such PET scanner and provided additional capital for the purchase of such ancillary medical equipment, furniture and fixtures required for, and certain leasehold improvement to, the Queens PET Center. The Master Lease has a term of 84 months and provides for monthly installments to amortize the indebtedness financed thereunder, as well as to pay for service to the PET scanner following the expiration of the one year warranty provided by the equipment vendor. The term of the Master Lease, and the Company's obligations to pay the monthly rental installments and other amounts due hereunder, commences upon the delivery to, and acceptance by the Company of the PET scanner, at the Queens PET Center. The Company granted the equipment vendor a security interest in the PET scanner and Premier agreed to pledge its equity interest in Queens Management as collateral for the Company's obligations under the Master Lease.

     The Company's anticipated revenues from the Queens PET Center will be derived through distributions of profits, if any, made by Queens Management to Premier. Queens Management's revenues will be dependent upon the receipt of management fees from Forest Hills, P.C. under the Turnkey License. Inasmuch as the activities of Forest Hills, P.C. in the Queens PET Center have not yet been commenced, and the profits of the Queens Management are dependent upon the successful operations of Forest Hills, P.C., there can be no assurance as to whether, when, or to what extent Premier will receive profit distributions from Queens Management.

(b)  Private Placement

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. The offering period for the private placement terminated on February 28, 2003. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 400,000 shares of common stock for gross proceeds of $1,000,000, of which $900,000 was collected during the first quarter 0f 2003 and $100,000 was collected during the second quarter of 2003. Offering expenses amounted to $16,000 resulting in net proceeds of $984,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000.

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

(f)  Sale of Morris Management Units to Outside Investor

     Morris County PET Management LLC ("Morris Management") is a subsidiary of Premier that provides management and administrative services to the Company's PET Center located in Parsippany, New Jersey. Morris Management was capitalized in 2002 by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. Prior to July 16, 2003, Premier owned 69 Morris Units and on July 16, 2003, Premier sold, to an outside investor, 8 of its Morris Units for a total of $20,800 after which Premier owns 61 Morris Units.

(4)  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2003, all of the Company's cash is deposited with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2003 the Company had $133,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month periods ended September 30, 2003 and 2002, $271,000, or 46%, and $255,000, or
58%, respectively, of net patient service revenue was from one governmental agency and $87,000, or 15%, and $86,000, or 19%, respectively, of net patient service revenue was from one commercial health insurance carrier. During the nine month periods ended September 30, 2003 and 2002, $761,000, or 46%, and $659,000, or 58%, respectively, of net patient service revenue was from one governmental agency and $421,000, or 26%, and $270,000, or 24%, respectively, of net patient service revenue was from one commercial health insurance carrier. As of September 30, 2003, $181,000, or 34% of accounts receivable was from one governmental agency and $136,000, or 26% of accounts receivable was from one commercial health insurance carrier. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(5)  Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P., formerly Sagemark Capital, L.P., ("Trident" or the "Partnership") and, as of September 30, 2003, all but $188,000 of such contributions have been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds.

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

The Company's September 30, 2003 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                   $ 4,920,000
Subscription payable at inception                    (333,000)
-------------------------------------------------------------
Capital contributions paid-in at inception          4,587,000
Expenses allocated to Sagemark Capital in 1999       (557,000)
Sale of 27% limited partnership interest           (1,584,000)
Reduction in subscription payable balance upon
  sale of 27% limited partnership interest            145,000
Cumulative equity method losses                      (544,000)
-------------------------------------------------------------
Equity method investment balance                  $ 2,047,000
=============================================================

At September 30, 2003 the equity method investment balance of $2,047,000 is $400,000 less than the amount of underlying equity in net assets, $2,447,000; because of unrealized appreciation in investments.

The condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended September 30,                         2003             2002
------------------------------------------------------------------------------
Income                                            $   746,000      $   633,000
Operating expenses                                   (455,000)        (400,000)
Investment gains                                       21,000          248,000
------------------------------------------------------------------------------
Net income                                        $   312,000      $   481,000
==============================================================================


Nine Months Ended September 30,                          2003             2002
------------------------------------------------------------------------------
Income                                            $ 2,029,000      $ 1,801,000
Operating expenses                                 (1,516,000)      (1,032,000)
Investment gains (losses)                              21,000         (466,000)
------------------------------------------------------------------------------
Net income                                        $   534,000      $   303,000
==============================================================================



As of September 30, 2003
-------------------------------------------------------------
Investments at fair value                         $23,724,000
Other assets                                        2,031,000
SAB debentures                                    (18,365,000)
Other liabilities                                    (298,000)
-------------------------------------------------------------
Partnership capital                               $ 7,092,000
=============================================================

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

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive loss per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted loss per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and nine month periods ended September 30, 2003 and 2002, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented.

     For the three and nine months ended and as of September 30, 2003 warrants and options to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three and nine months ended and as of September 30, 2002 warrants and options to purchase an aggregate of 720,000 shares of Common Stock at prices ranging from $1.13 to $3.45 per share were outstanding. Such securities may dilute earnings per share in the future.

(7)  Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting in accordance with APB Opinion No. 25 and related interpretations for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

Three Months ended September 30,            2003          2002
--------------------------------------------------------------
Net loss
  As reported                          ($135,000)    ($258,000)
Deduct: Amount by which stock-
  based employee compensation as
  determined under fair value
  based method for all awards
  exceeds the compensation as
  determined under the intrinsic
  value method                           (18,000)      (19,000)
--------------------------------------------------------------
  Pro forma net loss
    under SFAS No. 123                  (153,000)    ($277,000)
==============================================================
Basic and diluted net loss
  per common share:
    As reported                           ($0.07)       ($0.17)
==============================================================
    Pro forma under SFAS No. 123          $(0.07)       ($0.19)
==============================================================

Nine Months ended September 30,             2003          2002
--------------------------------------------------------------
Net loss
  As reported                        ($1,545,000)  ($1,351,000)
Deduct: Amount by which stock-
  based employee compensation as
  determined under fair value
  based method for all awards
  exceeds the compensation as
  determined under the intrinsic
  value method                           (54,000)      (58,000)
--------------------------------------------------------------
  Pro forma net loss
    under SFAS No. 123               ($1,599,000)  ($1,409,000)
==============================================================
Basic and diluted net loss
  per common share:
    As reported                           ($0.80)       ($0.93)
==============================================================
    Pro forma under SFAS No. 123          ($0.82)       ($0.97)
==============================================================

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

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On September 30, 2003, we had a working capital deficit of $1.57 million, compared to $728,000 at December 31, 2002. Significant sources of working capital during the first nine months of 2003 include $2.3 million from equipment and leasehold improvement financings, $192,000 from subordinated debt financings and $1 million from a private placement offering. Significant uses of working capital during the first nine months of 2003 include $1.595 million to fund our operations, $2.4 million to purchase equipment and leasehold improvements and $387,000 for payments on loans and capital leases. Working capital was further reduced $681,000, the amount by which the current portion of notes payable and capital leases increased. Working capital includes $527,000 of accounts receivable of which $181,000, or 34%, is due from one governmental agency and $136,000, or 26%, is due from one commercial health insurance carrier.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of September 30, 2003 we have advanced a total of $1.706 million of such funds.

     We organized our first PET Center in 2001, established two more PET Centers during 2002, in the first quarter of 2003 organized a fourth PET Center and in the third quarter of 2003 began the process of establishing a fifth PET Center. During the first quarter of 2003 we funded our fourth PET Center with an aggregate of $4,900 in capital contributions and $171,500 in subordinated loans. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of September 30, 2003, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments of $9,167 for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of September 30, 2003 our premises lease commitments approximate $21,000 per month. Our fifth PET Center has not yet been funded. In August 2003, we entered into a premises lease for our fifth PET Center which lease commitments will approximate $7,500 per month upon its commencement.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.795 million for the next twelve months.

Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2003, our debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. However, with DVI's filing for relief under Chapter 11 of the United States Bankruptcy Code it is possible that such circumstance can change in the near term. It is anticipated that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     Morris County PET Management LLC is a subsidiary of Premier that provides management and administrative services to our PET Center located in Parsippany, New Jersey and was capitalized in 2002 by issuing 100 Membership Units at a purchase price of $2,600 per unit. Prior to July 16, 2003, Premier owned 69% of Morris County PET Management LLC and on July 16, 2003, Premier sold, to an outside investor, 8 units for a total of $20,800 after which Premier's ownership decreased to 61%.

     On December 9, 2002, the Company commenced a private placement offering to accredited investors of 400,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. There were no commissions or other compensation that was paid by the Company in connection with this offering. The net proceeds from the private placement will be used principally to establish additional PET Centers and for general corporate purposes. During the first quarter of 2003, the Company sold 360,000 shares of common stock for gross proceeds of $900,000, and in April of 2003 sold 40,000 shares of common stock for gross proceeds of $100,000. Offering expenses amounted to $16,000 resulting in net proceeds of $984,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 300,000 shares for $750,000. Each of the investors were granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro agreed to defer payment of his salary beginning April 1, 2002 and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of September 30, 2003, Mr. Shapiro's deferred salary aggregated $175,000. Pursuant to his employment agreement with Premier P.E.T. Imaging International, Inc., Dr. Schulman's salary for the period from May 2001 to May 2002 was contractually deferred. Since May 2002 Dr. Schulman has agreed to continue the deferral of his salary and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of September 30, 2003, Dr. Schulman's deferred salary aggregated $253,000. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro and Dr. Schulman.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing, operating and managing PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of September 30, 2003, we own and or operate four PET Centers and have begun the establishment of a fifth PET Center to be located in Queens, New York. It was through these efforts that we established the Wichita PET Center in the third quarter of 2001, two more PET Centers located in Rockville Center, New York, and Parsippany, New Jersey in the fourth quarter of 2002, and a fourth PET Center in Hialeah, Florida in the first quarter of 2003. We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and will likely incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the quarters and nine month periods ended September 30, 2003 and 2002.

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the current quarter represent an increase of $803,000 from the comparative quarter of which $145,000 was an increase in net patient service revenues and $658,000 was an increase in management fees. Net patient service revenues from the one PET Center that was operational during both the current and comparative quarters decreased $246,000 and net patient service revenues from PET Centers that were not operational during the comparative quarter were $391,000 during the current quarter. The $658,000 increase in management fee revenue was generated from PET Centers that were not operational in the comparative quarter.

     Total revenues for the current nine months represent an increase of $1,501,000 from the comparative nine months of which $499,000 was an increase in net patient service revenues and $1,002,000 was an increase in management fees. Net patient service revenues from the one PET Center that was operational during both the current and comparative nine months decreased $474,000 and net patient service revenues from PET Centers that were not operational during the comparative nine months were $973,000 during the current nine months. The $1,002,000 increase in management fee revenue was generated from PET Centers that were not operational in the comparative nine months.

     Our operating expenses for the current quarter were $509,000 greater than for the comparative quarter. Operating expenses for the one PET Center that was operational in both the current and comparative quarters decreased $136,000 from the prior comparative quarter, and operating costs for PET Centers that were not operational during the comparative quarter were $473,000 for the current quarter. Corporate operating expenses increased $172,000 from the comparative quarter.

     Our operating expenses for the current nine months were $1,468,000 greater than for the comparative nine months. Operating expenses for the one PET Center that was operational in both the current and comparative nine months decreased $117,000, and operating costs for PET Centers that were not operational during the comparative nine months were $1,182,000 for the current nine months. Corporate operating expenses increased $403,000 from the comparative nine months.

     Interest expense increased $129,000 from the comparative quarter and increased $325,000 from the comparative nine months reflecting the increase in outstanding loan balances as equipment purchases and leasehold improvements were financed for newly opened PET Centers.

     As of September 30, 2003, we held a 34.5% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $108,000 and $166,000, respectively, for the current and comparative quarters and was $185,000 and $105,000, respectively, for the current and comparative nine months. As of September 30, 2003, our cumulative share of Trident Growth Fund L.P.'s loss was $544,000. As of September 30, 2003, Trident Growth Fund L.P. had $23.7 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.


PART II. OTHER INFORMATION

Item 3.  Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, they believe that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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


                                       The Sagemark Companies Ltd.



November 18, 2003                      /s/ THEODORE B. SHAPIRO
                                       -----------------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director



November 18, 2003                      /s/ GEORGE W. MAHONEY
                                       -----------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer