Form 10KSB
period 2003-12-31
SAGEMARK COMPANIES LTD
filed 2004-04-14
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from        to        .
                                    -------    -------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $4,316,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 18, 2004 was approximately $4,261,000 computed on the basis of the reported closing price of $2.80 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2004, the Registrant has 2,085,253 shares of its par value $0.01 Common Stock outstanding.

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

Private Placement Offerings
--------------------------

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares of our common stock, $.01 par value per share. Each share of common stock was offered by us at $3.00 per share. The offering period for the private placement was to terminate on May 21, 2002; however, we extended the offering period until November 30, 2002. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. During 2002 we sold 321,668 shares of common stock for gross proceeds of $965,004 and incurred offering expenses of $47,606 resulting in net proceeds of $917,398. Of the shares sold in 2002, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and outside investors purchased 221,667 shares for $665,001. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

     During 2003, we commenced private placement offerings to accredited investors of 440,000 shares of our common stock. Each share of common stock was offered by us at $2.50 per share. There were no commissions or other compensation that was paid by us in connection with the offerings. The net proceeds from the private placements will be used principally to establish additional PET Centers and for general corporate purposes. During 2003, we sold 440,000 shares of common stock for gross proceeds of $1,100,000 and incurred offering expenses of $29,000 resulting in net proceeds of $1,071,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 340,000 shares for $850,000. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

Prior Business
--------------

     Prior to May 14, 2001, we operated as a financial services company. We are a limited partner of Trident Growth Fund L.P., which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Trident Growth Fund L.P. has made investments and loans to companies engaged in various industries. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 and as of December 31, 2003, we have a 34.5% limited partnership interest in Trident Growth Fund L.P., however; we have limited advisory and reporting rights with respect to the day to day operations of Trident Growth Fund L.P. As a result, Trident Growth Fund L.P. is not included in our consolidated financial statements as a consolidated subsidiary and is instead reported by us as an unconsolidated affiliate.

Current Business Developments
-----------------------------

(a) Acquisition of Premier P.E.T. Imaging International, Inc.

     On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation for 6,000 shares of our common stock. Premier P.E.T. Imaging International, Inc. was formed by its founders to acquire and operate outpatient diagnostic imaging centers which we call "PET Centers". Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation will receive an additional 319,500 shares of our common stock for each of the first six PET Centers established by Premier P.E.T. Imaging International, Inc. if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this arrangement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 we further modified this arrangement whereby, among other things, Premier P.E.T. Imaging International, Inc.'s selling shareholders will reduce the aggregate number of shares they are entitled to receive by 502,000 shares. However, in the event that our newly planned PET Center to be located in Queens does not receive $350,000 working capital funding by February 29, 2004, any of Premier P.E.T. Imaging International, Inc.'s selling shareholders may provide notice to us whereupon this modification to the arrangement becomes null and void. As of February 29, 2004, the PET Center to be located in Queens had not received a $350,000 working capital funding, however as of April 14, 2004, none of the Premier P.E.T. Imaging International, Inc.'s selling shareholders have given us such notice.

     We also agreed to and did provide $1 million of working capital to Premier P.E.T. Imaging International, Inc. Additionally, we agreed to guarantee Premier P.E.T. Imaging International, Inc.'s obligations under any lease or purchase agreement between Premier P.E.T. Imaging International, Inc. and the manufacturer or supplier of the equipment necessary to operate the PET Centers. On November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2003 $1.5 million has been provided.

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

     On June 26, 2002, Premier PET Imaging of Wichita, LLC entered into a five year service agreement with CTI, Inc. from whom Premier PET Imaging of Wichita, LLC purchased its PET Scanning Equipment. The service agreement commenced August 1, 2002 and expires July 31, 2007. PET Wichita makes monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased. As of December 31, 2003, and the date of this report, the Company has only made payments required by this service agreement through the March 31, 2003 monthly payment.

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

(ii) Premier PET Imaging of New Jersey, Inc.

     On January 8, 2002 we organized our second PET Center, Premier PET Imaging of New Jersey, Inc., a wholly owned subsidiary of Premier P.E.T. Imaging International, Inc. to own and operate a PET Center in Parsippany, New Jersey. On October 24, 2001, Sagemark Companies Ltd. executed an equipment financing commitment with DVI Financial Services, Inc. for Premier PET Imaging of New Jersey, Inc. The financing commitment provides for a maximum funding of $1.784 million. During 2003 and 2002 we utilized $340,000 and $1.444 million, respectively, of the financing proceeds to purchase diagnostic equipment and to pay for leasehold improvements necessary to establish Premier PET Imaging of New Jersey, Inc. We guaranteed this financing and paid a non-refundable $18,250 commitment fee to DVI Financial Services, Inc., which will be amortized over the term of the financing.

     On June 30, 2002, Sagemark entered into an equipment purchase order with CTI, Inc. to purchase PET Scanning Equipment at a cost of $1.4 million. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 21, 2004 and expires February 20, 2008.

     On October 30, 2002, Premier PET Imaging of New Jersey, Inc. entered into an exclusive radiology agreement with a professional corporation that performed reading and interpretive services with respect to all diagnostic imaging scans produced by Premier PET Imaging of New Jersey, Inc. The term of the radiology agreement is two years commencing October 30, 2002 and expiring October 29, 2004, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Agreement. The professional corporation providing the radiology services will receive a maximum fee of $170 for each PET imaging scan read and interpreted by it. Such fee is payable from 10% of collected revenues, less the amount of patient refunds or allowances and duplicate film costs relating thereto. The radiology agreement contains customary restrictive and non-disclosure covenants. Effective July 15, 2003 the Agreement was mutually terminated.

     On July 23, 2003, Premier PET Imaging of New Jersey, Inc. entered into a Radiology Services Agreement with a New Jersey professional corporation. The term of the Radiology Services Agreement is two years commencing July 23, 2003 and expiring July 22, 2005, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Radiology Services Agreement. The New Jersey professional corporation will receive a fee of $170 for each PET imaging scan read and interpreted by it. Such fee is payable, not to exceed 10% of the monthly gross revenues of PET NJ as defined per the agreement.

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

(iii) Morris County PET Management LLC

     During the fourth quarter of 2002 we capitalized Morris County PET Management LLC by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. and the payments required to be made by Morris County PET Management LLC to Sagemark pursuant to a separate lease agreement between such parties by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center in Parsippany, New Jersey, are leased and/or subleased to Morris County PET Management LLC by Sagemark. The principal and all accrued interest under the subordinated notes is due on December 31, 2007. On October 15, 2002, Premier P.E.T. Imaging International, Inc. purchased 77 Morris Units for a total of $200,200, and other investors previously purchased 23 Morris Units for a total of $59,800. In November 2002, Premier P.E.T. Imaging International, Inc. sold 8 of its 77 Morris Units to another investor for a total of $20,800 and in July 2003 sold 8 of its 69 Morris Units to another investor for a total of $20,800. At December 31, 2003 Premier PET Imaging International, Inc. owns 61 Morris Units.

     We organized Morris County PET Management LLC to provide management and administrative services to Premier PET Imaging of New Jersey, Inc. pursuant to an Administrative Services Agreement. The Administrative Services Agreement has a term of ten years, subject to a 10 year renewal option, and provides for service fees payable by Premier PET Imaging of New Jersey, Inc. from its revenues that may not exceed $401,000 per month. Morris County PET Management LLC subleases the premises to be utilized for the operation of the PET Center and makes the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Premier PET Imaging of New Jersey, Inc. for use in its operation of the PET Center during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to Premier PET Imaging of New Jersey, Inc. in consideration of the service fees payable to Morris County PET Management LLC. Premier PET Imaging of New Jersey, Inc. commenced operations in February 2003. Service fees for the year ended December 31, 2003 was $699,000.

     The Administrative Services Agreement also provides for Morris County PET Management LLC to advance certain sums from its working capital to Premier PET Imaging of New Jersey, Inc. to enable Premier PET Imaging of New Jersey, Inc. to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Premier PET Imaging of New Jersey, Inc., which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by Premier PET Imaging of New Jersey, Inc. from revenues generated from its operations. As of December 31, 2003, there were no such advances. PET Imaging of New Jersey, Inc. granted Morris County PET Management LLC a security interest in all of its assets as collateral security for Premier PET Imaging of New Jersey, Inc.'s obligation to pay such service fees to Morris County PET Management LLC.

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

     Premier PET of Long Island LLC was organized to provide management and administrative services to Rockville PET Imaging, P.C., which in October 2002 commenced operation of a PET Center in Rockville Centre, New York, pursuant to a Turnkey License and Services Agreement dated June 10, 2002 between Premier PET of Long Island LLC and Rockville PET Imaging, P.C. The Turnkey License has a term of ten years, subject to a renewal option for successive five year periods and provides for administrative services fees payable by Rockville PET Imaging, P.C. from its PET Center revenues that may not exceed $250,000 per month during the first year of the agreement and $400,000 per month in subsequent years. Service fees during 2003 were $1.36 million. No such services fees were earned or paid during 2002. Premier PET of Long Island LLC has agreed to sublease the premises utilized for the operations of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Rockville PET Imaging, P.C. for use in its operations of the PET Center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Rockville PET Imaging, P.C. in consideration of the service fees payable to Premier PET of Long Island LLC.

     The Turnkey License also provides for Premier PET of Long Island LLC to advance certain sums from its working capital to Rockville PET Imaging, P.C. to enable it to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Rockville PET Imaging, P.C., which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Rockville PET Imaging, P.C. from revenues generated from its operations. As of December 31, 2003, there were no such advances outstanding. Rockville PET Imaging, P.C. has agreed to grant Premier PET of Long Island LLC a security interest in all of its assets as collateral security for Rockville PET Imaging, P.C.'s obligation to pay such service fees to Premier PET of Long Island LLC.

     On June 26, 2002, Premier PET of Long Island LLC entered into an equipment purchase order with CTI, Inc, subject to obtaining financing, to purchase PET Scanning Equipment at a cost of $1,400,000. This purchase order was subsequently assigned to Sagemark. The PET Scanning Equipment has a one year warranty. Premier PET of Long Island LLC also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to Sagemark and has a term of four years and is payable in monthly installments of $9,167. The service agreement commenced October 24, 2003 and expires October 23, 2007.

     On September 19, 2002, Sagemark executed an equipment financing commitment with DVI Financial Services, Inc. The financing commitment provides for a maximum loan to us of $1.659 million. The loan proceeds will be used to purchase PET Scanning Equipment and to pay for a portion of the leasehold improvements necessary to establish the PET Center in Rockville Center, Long Island. Premier P.E.T. Imaging International, Inc. pledged its equity interest in Premier PET of Long Island LLC. as collateral security for such loan and $140,000 of the loan was joint and severally personally guaranteed by Dr. Stephen A. Schulman, a Director of the Company; and Theodore Shapiro, President, Chief Executive Officer and a Director of the Company. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. We paid a non-refundable $15,400 commitment fee to DVI Financial Services, Inc., which will be amortized over the term of the financing. During 2003 and 2002 we utilized $384,000 and $1.275 million, respectively, of the financing proceeds to purchase diagnostic equipment and to pay for leasehold improvements necessary to establish Rockville PET Imaging, P.C.

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

(v) Hialeah PET Management LLC

     During the first quarter of 2003, the Company capitalized Hialeah PET Management LLC for the purpose of managing its fourth PET Center in Hialeah, Florida. Hialeah PET Management LLC was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. The subordinated debt bears interest at 10% per annum and is subordinate to DVI Financial Services, Inc. Premier P.E.T. Imaging International, Inc. purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400 the proceeds for which were held in an escrow account until March 31, 2003 when such proceeds were released from escrow upon Sagemark's execution of a loan and security agreement with DVI Financial Services, Inc.

     Hialeah PET Management LLC was organized to provide management and administrative services to Eiber Radiology, Inc. which operates a PET Center in Hialeah, Florida and which commenced operations in the first quarter of 2003. The owner of Eiber Radiology, Inc. owns a minority interest in Hialeah PET Management LLC. Hialeah PET Management LLC is providing its services to the PET Center in Hialeah pursuant to an Administrative Services Agreement dated February 1, 2003 between Hialeah PET Management LLC and Eiber Radiology, Inc. The Administrative Services Agreement has a term of ten years, subject to a renewal option for an additional ten years and provides for administrative services fees payable by Eiber Radiology, Inc. from the revenues of the PET Center in Hialeah that may not exceed $250,000 per month during the first six months of the agreement, $300,000 per month during the second six months of the agreement and $400,000 per month thereafter. Hialeah PET Management LLC has agreed to sublease the premises utilized for the operations of the PET Center in Hialeah and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to the PET Center in Hialeah for use in its operations during the term of the Administrative Services Agreement. The Administrative Services Agreement provides for a full range of day to day non-professional management and business office services to the PET Center in Hialeah in consideration of the service fees payable to Hialeah PET Management LLC. The PET Center in Hialeah commenced operations in February 2003. Service fees for the year ended December 31, 2003 was $609,000.

     The Administrative Services Agreement also provides for Hialeah PET Management LLC to advance certain sums from its working capital to the PET Center in Hialeah to enable it to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Eiber Radiology, Inc., which loan will bear interest at the rate of 10% per annum and be payable upon the expiration of the Administrative Services Agreement or sooner from certain payments that may be received by Hialeah PET Management LLC from revenues generated from its operations. Eiber Radiology, Inc. has agreed to grant Hialeah PET Management LLC a security interest in all of its assets as collateral security for Eiber Radiology's obligation to pay such service fees to Hialeah PET Management LLC. There were no such advances outstanding at December 31, 2003.

     On October 10, 2002, Sagemark entered into an equipment purchase order with CTI, Inc, subject to obtaining financing, to purchase PET Scanning Equipment for the PET Center in Hialeah at a cost of $1,498,000. The PET Scanning Equipment has a one year warranty. Sagemark also entered into a service agreement with CTI, Inc. which commences upon the expiration of the warranty, has a term of four years, and is payable in monthly installments of $9,167. The service agreement commenced February 6, 2004 and expires February 6, 2008.

     On March 31, 2003, Sagemark executed a loan agreement with DVI Financial Services, Inc. The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET Scanning Equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center and $159,000 remains unfunded. On August 25, 2003, DVI Financial Services, Inc. announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and it is uncertain whether the remaining $159,000 of the total financing commitment will be funded. Premier pledged its equity interest in Hialeah PET Management LLC as collateral security for such loan.

     On January 22, 2003 Hialeah PET Management LLC entered into a Fluro-Deoxy-Glucose Supply Agreement with a national vendor. Hialeah PET Management LLC has agreed to purchase 90% of its Fluro-Deoxy-Glucose requirements from this vendor during the term of the Agreement. The Fluro-Deoxy-Glucose Supply Agreement provides for reduced pricing for all Fluro-Deoxy-Glucose purchased by Hialeah PET Management LLC as Fluro-Deoxy-Glucose dosage purchases increase. The Fluro-Deoxy-Glucose Supply Agreement is effective for a period of not less than thirty-six months and provides Hialeah PET Management LLC with four, one-year renewal options. The Fluro-Deoxy-Glucose Supply Agreement also provides Hialeah PET Management LLC with the right to cancel the Fluro-Deoxy-Glucose Supply Agreement after the first twelve months or after thirty days of non-performance by the vendor. Hialeah PET Management LLC intends to utilize the Fluro-Deoxy-Glucose Supply Agreement to supply Fluro-Deoxy-Glucose dosages to the Hialeah PET Center, which is being managed and administered by Hialeah PET Management LLC.

     On February 21, 2003 Sagemark entered into a separate premises lease agreement with a related party entity, which is owned by an investor in Hialeah PET Management LLC and Eiber Radiology, for the facility in which the Hialeah PET Center operations are conducted. The lease is for a five year period with three five year renewal options and requires monthly lease payments of $3,000 for year one after which the monthly rent shall be increased by $100 on an annual basis for the remainder of the lease term.

(vi) P.E.T. Management of Queens, LLC

     During the third quarter of 2003, the Company formed P.E.T. Management of Queens, LLC for the purpose of establishing and managing its fifth PET Center in Queens, New York. P.E.T. Management of Queens, LLC intends to offer limited partnership interest to potential investors. We intend to retain not less than a 70% equity interest in P.E.T. Management of Queens, LLC.

     In August 2003, Sagemark entered into a lease agreement with an unaffiliated landlord for premises located in Queens, New York, which premises will be utilized for the proposed activities of the PET Center in Queens. The lease agreement has an initial term of ten years and requires annual rental payments of $90,000 in the initial year which then increases annually at a rate of 5% per year. Sagemark's obligations under the lease agreement commence upon the delivery by the landlord to Sagemark of a copy of the landlord's certificate of occupancy of the building in which the premises are located. The landlord has not yet provided a copy of such certificate. Upon signing the lease agreement, Sagemark paid a security deposit of $26,666.

     P.E.T. Management of Queens, LLC intends to enter into a Turnkey License and Services Agreement with Forest Hills P.E.T. Imaging, P.C., a recently formed professional corporation, for an initial term of ten years, pursuant to which it will provide management and administrative services to Forest Hills P.E.T. Imaging, P.C. for a to-be-determined monthly management fee equal to the fair market value of such services. It is contemplated that the owner of Forest Hills P.E.T. Imaging, P.C. will own a minority interest in P.E.T. Management of Queens, LLC. P.E.T. Management of Queens, LLC intends, pursuant to the Turnkey License and Services Agreement, to provide a turnkey outpatient diagnostic imaging facility to Forest Hills P.E.T. Imaging, P.C., inclusive of the PET scanner and ancillary medical equipment, furniture and fixtures and leasehold improvements leased to P.E.T. Management of Queens, LLC by Sagemark. All of the terms and conditions of the Turnkey License and Services Agreement have not yet been determined.

     The Sagemark Companies Ltd. entered into a lease agreement with P.E.T. Management of Queens, LLC on October 1, 2003 pursuant to which Sagemark agreed to sublet the premises for the PET Center in Queens and make available to P.E.T. Management of Queens, LLC a PET scanner, certain ancillary medical equipment, furniture and fixtures and leasehold improvements during the ten year term of such lease agreement. Thereafter, on October 16, 2003, Sagemark entered into an equipment purchase order with an unaffiliated equipment vendor to purchase PET scanning and ancillary medical equipment for the PET Center in Queens. Simultaneously, Sagemark entered into a master lease agreement and related documents with an affiliate of such equipment vendor for $2,106,637 pursuant to which the equipment vendor's affiliate financed Sagemark's purchase of such PET scanner and provided additional capital for the purchase of such ancillary medical equipment, furniture and fixtures required for, and certain leasehold improvement to, the PET Center in Queens. The master lease has a term of 84 months and provides for monthly installments to amortize the indebtedness as well as to pay for service to the PET scanner following the expiration of the one year warranty provided by the equipment vendor. The term of the master lease and Sagemark's obligations to pay the monthly rental installments and other amounts due commences upon the delivery to, and acceptance by Sagemark of the PET scanner. Sagemark granted the equipment vendor a security interest in the PET scanner and Premier P.E.T. Imaging International, Inc. agreed to pledge its equity interest in Queens Management as collateral for the Company's obligations under the master lease.

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

     We currently own and operate PET Centers in Wichita, Kansas and Parsippany, New Jersey and manage PET Centers in Rockville Center, New York and Hialeah, Florida. Our intention is to acquire or establish additional PET Centers throughout the United States including our recent progress in establishing a fifth PET Center in Queens, New York. The dates on which our PET Centers began operations are as follows:

     Location                        Start Date
     ----------------------          ----------
     Wichita, Kansas                 August 2001
     Rockville Center, New York      October 2002
     Parsippany, New Jersey          February 2003
     Hialeah, Florida                February 2003
     Queens, New York                In development

     During 2003 and 2002 we generated net patient service revenues of $2.3 million and $1.6 million, respectively, and during 2003 we generated management revenues of $2 million. Our total revenues for 2003 and 2002 were $4.3 million and $1.6 million respectively. Our largest revenue source in 2003 and 2002 was from one governmental agency. Our second largest revenue source in 2003 and 2002 was from a managed care contract with a large commercial insurance carrier. We plan to grow our business by entering into additional managed care contracts and marketing our services to doctors who may refer patients to our PET Centers.

     The performance of positron emission tomography procedures requires the use of flouro-deoxy-glucose. We obtain our radioisotopes from two vendors. We believe we obtain our radioisotopes and other medical supplies at competitive prices and could find alternative sources at equally competitive prices. The performance of positron emission tomography procedures also requires the use of positron emission tomography scanning equipment. The positron emission tomography scanning equipment that we purchased for our first four PET Centers was financed by DVI Financial Services, Inc. who also financed the necessary leasehold improvements at these PET Centers. On August 25, 2003, DVI Financial Services, Inc. announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. We have obtained a financing commitment for the positron emission tomography scanning equipment and necessary leasehold improvements for our planned fifth PET Center from General Electric Capital. We believe that we will be able to obtain financing at competitive terms to enable the continued expansion of our PET operations.

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

     As of December 31, 2003 we have 11 employees who are all full-time employees.

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

We Have A History Of Losses And Cash Flow Deficits
--------------------------------------------------

     For the year ended December 31, 2003 revenues were $4.3 million, loss from operations was $1 million and cash used in operating activities was $30,000. For the year ended December 31, 2002 revenues were $1.6 million, loss from operations was $1.9 million and cash used in operating activities was $1.06 million. We do not currently know when, if ever, that we will generate net income cash flows from operations. We may continue to incur losses during the time period in which we are reviewing and negotiating potential opportunities to grow our medical diagnostic imaging centers. We cannot be assured that in the event we are able to establish or acquire additional medical diagnostic imaging centers that we will reverse the current trends of negative cash flow and operating losses.

We Have A Limited Operating History
-----------------------------------

     Our prospects for success must be considered in light of the risks, uncertainty, expenses and difficulties frequently encountered by new companies, particularly in new and rapidly evolving markets such as those for the services we provide.

Acceptance Of Our Services By The Medical Community Or By Patients May Not Grow,
--------------------------------------------------------------------------------
  Which May Impair Our Future Revenues And Profitability
  ------------------------------------------------------

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

We Depend On A Small Number Of PET Equipment Suppliers, The Loss Of Which Could
-------------------------------------------------------------------------------
  Adversely Affect Our Business
  -----------------------------

     We can purchase our PET equipment from a limited group of qualified suppliers. While we believe that alternative suppliers could be found for such PET equipment, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the PET equipment could materially harm our ability to expand our operations and, thereby, adversely affect our financial condition and results from operations.

We Depend On A Small Number Of Fluoro-Deoxy-Glucose ("FDG") Suppliers, The Loss
-------------------------------------------------------------------------------
  Of Which Could Adversely Affect Our Business
  --------------------------------------------

     We can purchase our FDG from a limited group of qualified suppliers. While we believe that alternative suppliers could be found for the FDG, there can be no assurance that any supplier could be replaced in a timely manner. Any interruption in the supply and/or delivery of the FDG could materially harm our present operations as well as our ability to expand our revenues and, thereby adversely affect our financial condition and results from operations.

The PET System May Become Technologically Obsolete And Our Business Could Be
----------------------------------------------------------------------------
  Harmed
  ------

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

If Our Provider Contracts Are Not Renewed Or Are Terminated Early, Our Business
-------------------------------------------------------------------------------
  And Financial Results Would Be Harmed
  -------------------------------------

     Upon expiration of our provider contracts, we are subject to the risk that payors (insurance companies and governmental agencies) will not renew their existing contracts with us. All of our provider contracts permit the payors typically 30 - 180 days notice to terminate the provider contract "without cause".

Complying With Federal And State Regulations Is An Expensive And Time Consuming
-------------------------------------------------------------------------------
  Process, And Any Failure To Comply Could Result In Substantial Penalties
  ------------------------------------------------------------------------

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

The Loss Of Any Of Our Key Executive Officers Or Personnel Could Adversely
--------------------------------------------------------------------------
  Affect Our Business
  -------------------

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

If We Fail To Compete Successfully, Our Revenues And Operating Results Will Be
------------------------------------------------------------------------------
  Adversely Affected
  ------------------

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

A Successful Liability Claim Asserted Against Us Due To A Defect In The PET
---------------------------------------------------------------------------
  System In Excess Of Our Insurance Coverage Would Harm Our Business
  ------------------------------------------------------------------

     We currently maintain commercial general liability insurance coverage in the amount of $1 million per incident and $2 million in the aggregate, excess liability of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $5 million in the aggregate, but such insurance coverage's are expensive, subject to various coverage exclusions and may not be obtainable in the future on terms acceptable to us. We do not know if any claims that may be asserted against us arising from our use of the PET system will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Our PET Service Requires The Use Of Radioactive Materials, Which Could Subject
------------------------------------------------------------------------------
  Us To Regulation, Related Costs And Delays And Potential Liabilities For
  ------------------------------------------------------------------------
  Injuries Or Violations Of Environmental, Health And Safety Laws
  ---------------------------------------------------------------

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

There Is Uncertainty Relating To Third-Party Reimbursement, Which Is Critical To
--------------------------------------------------------------------------------
  Market Acceptance Of Our Services
  ---------------------------------

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

The Application Or Repeal Of State Certificate Of Need Regulations Could Harm
-----------------------------------------------------------------------------
  Our Business And Financial Results
  ----------------------------------

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

If We Fail To Comply With Various Licensing, Certification And Accreditation
----------------------------------------------------------------------------
  Standards, We May Be Subject To Loss Of Licensing, Certification Or
  -------------------------------------------------------------------
  Accreditation, Which Would Adversely Affect Our Operations
  ----------------------------------------------------------

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

Managed Care Organizations May Prevent Healthcare Providers From Using Our
--------------------------------------------------------------------------
  Services, Which Would Adversely Affect Our Revenues
  ---------------------------------------------------

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

We May Be Unable To Effectively Maintain Our PET Systems Or Generate Revenue
----------------------------------------------------------------------------
  When Our PET Systems Are Not Working
  ------------------------------------

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

We Lack Control Over the Operations and Decisions of Trident Growth Fund L.P.
-----------------------------------------------------------------------------

     We own a limited partnership interest in Trident Growth Fund L.P. whose operations are controlled by its general partner, Sagemark Management, LLC. As of December 31, 2003, our cumulative share of Trident Growth Fund L.P.'s loss was $.511 million which included $1.452 million of investment losses from Trident Growth Fund L.P.'s investment write-downs in several of its portfolio companies. As of December 31, 2003, Trident Growth Fund L.P. had $26 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. As a limited partner, to the extent that Trident Growth Fund L.P. incurs future losses, our share of such losses may be significant and therefore can have a significant adverse impact on us.

Our Plans to Establish or Acquire Additional PET Centers May Result in
----------------------------------------------------------------------
  Significant Dilution of Our Existing Common Stockholders Ownership Interests
  ----------------------------------------------------------------------------

     In 2001, as a part of acquiring Premier P.E.T. Imaging International, Inc., we agreed to issue 319,500 shares of our common stock for each of the first six PET Centers that Premier P.E.T. Imaging International, Inc. establishes or acquires if the PET Centers achieve positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of the PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 we further modified this arrangement whereby, among other things, Premier P.E.T. Imaging International, Inc.'s selling shareholders will reduce the aggregate number of shares they are entitled to receive by 502,000 shares. However, in the event that our newly planned PET Center to be located in Queens does not receive $350,000 working capital funding by February 29, 2004, any of Premier P.E.T. Imaging International, Inc.'s selling shareholders may provide notice to us whereupon this modification to the arrangement becomes null and void. As of February 29, 2004, the PET Center to be located in Queens had not received a $350,000 working capital funding, however as of April 14, 2004, none of the Premier P.E.T. Imaging International, Inc.'s selling shareholders have given us such notice. If these shares are issued, there will be a significant dilution of our existing common stockholders ownership interest.

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

     None.

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

                              Bid Prices
                             ------------
Quarter ended                High     Low
-------------                ----    ----
March 31, 2003              $3.40   $3.00
June 30, 2003               $3.55   $2.50
September 30, 2003          $2.70   $2.00
December 31, 2003           $2.45   $1.50

March 31, 2002              $4.15   $2.40
June 30, 2002               $4.00   $2.40
September 30, 2002          $3.80   $2.80
December 31, 2002           $4.05   $2.50

As of March 18, 2004, there were approximately 3,500 holders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

     Preferred Stock - As of December 31, 2003, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2003.

Private Placement Offerings
---------------------------

     On May 1, 2002, we commenced a private placement to accredited investors of 333,334 shares of our common stock, $.01 par value per share. Each share of common stock was offered by us at $3.00 per share. The offering period for the private placement was to terminate on May 21, 2002; however, we extended the offering period until November 30, 2002. There were no commissions or other compensation that was paid by us in connection with this offering. The net proceeds from the private placement have and will be used principally to establish additional medical diagnostic positron emission tomography imaging centers and for general corporate purposes. During 2002 we sold 321,668 shares of common stock for gross proceeds of $965,004 and incurred offering expenses of $47,606 resulting in net proceeds of $917,398. Of the shares sold in 2002, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 33,334 shares for $100,002, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 33,333 shares for $99,999, Robert L. Blessey, Secretary and Director of Sagemark purchased 33,334 shares for $100,002 and outside investors purchased 221,667 shares for $665,001. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

     During 2003, we commenced private placement offerings to accredited investors of 440,000 shares of our common stock. Each share of common stock was offered by us at $2.50 per share. There were no commissions or other compensation that was paid by us in connection with the offerings. The net proceeds from the private placements will be used principally to establish additional PET Centers and for general corporate purposes. During 2003, we sold 440,000 shares of common stock for gross proceeds of $1,100,000 and incurred offering expenses of $29,000 resulting in net proceeds of $1,071,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 340,000 shares for $850,000. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

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

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On December 31, 2003, we had a working capital deficit of $1.3 million, compared to $732,000 at December 31, 2002. Significant sources of working capital during 2003 include $2.3 million from equipment and leasehold improvement financings, $1.07 million from a private placement offering, $192,000 from subordinated debt financings and $170,000 from our operating activities. Significant uses of working capital during 2003 include $2.4 million to purchase equipment and leasehold improvements, $684,000 for payments on loans and capital leases and $216,000 for distributions paid to minority interest investors. Working capital was further reduced $711,000, the amount by which the current portion of notes payable and capital leases increased. Working capital includes $527,000 of accounts receivable of which $186,000, or 35%, is due from one governmental agency, $115,000, or 22%, is due from one commercial health insurance carrier and $134,000, or 25%, is due from an entity which is owned by Dr. Schulman, a Director of Sagemark and the Chief Executive Officer of Premier PET Imaging International, Inc.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2003 $1.5 million has been advanced.

     We organized our first PET Center in 2001, established two more PET Centers during 2002, in the first quarter of 2003 established a fourth PET Center and in the third quarter of 2003 began the process of establishing a fifth PET Center. During the first quarter of 2003 we funded our fourth PET Center with an aggregate of $4,900 in capital contributions and $171,500 in subordinated loans. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of December 31, 2003, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments of $9,167 for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of December 31, 2003 our premises lease commitments approximate $21,000 per month. Our fifth PET Center has not yet been funded. In August 2003, we entered into a premises lease for our fifth PET Center which lease commitments will approximate $7,500 per month upon its commencement.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.818 million for the next twelve months. Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of December 31, 2003, our debt to tangible net worth ratio is less than three to one and as a result we do not meet the tangible net worth ratio. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. However, with DVI's filing for relief under Chapter 11 of the United States Bankruptcy Code it is possible that such circumstance can change in the near term.

     In October 2003, we entered into an equipment purchase order with an equipment vendor to purchase PET scanning and ancillary medical equipment for our fifth PET Center to be located in Queens, New York. We simultaneously entered into a lease agreement with an affiliate of the equipment vendor for $2.1 million to finance our purchase of the PET scanner and ancillary medical equipment, furniture and fixtures and certain leasehold improvements for the PET Center in Queens. The lease provides for monthly installments to amortize the indebtedness as well as to pay for service for the PET scanner following the expiration of the one year warranty provided by the equipment vendor. The lease commences upon the delivery and acceptance by us of the PET scanner. We granted the equipment vendor a security interest in the PET scanner and Premier P.E.T. Imaging International, Inc. agreed to pledge its equity interest in P.E.T. Management of Queens, LLC as collateral for our obligations under the lease. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     Morris County PET Management LLC is a subsidiary of Premier P.E.T. Imaging International, Inc. that provides management and administrative services to our PET Center located in Parsippany, New Jersey and was capitalized in 2002 by issuing 100 Membership Units at a purchase price of $2,600 per unit. Prior to July 16, 2003, Premier P.E.T. Imaging International, Inc. owned 69% of Morris County PET Management LLC and on July 16, 2003, Premier sold, to an outside investor, 8 units for a total of $20,800 after which Premier P.E.T. Imaging International, Inc.'s ownership decreased to 61%.

     During 2003, we commenced private placement offerings to accredited investors of 440,000 shares of our common stock. Each share of common stock was offered by us at $2.50 per share. There were no commissions or other compensation that was paid by us in connection with the offerings. The net proceeds from the private placements will be used principally to establish additional PET Centers and for general corporate purposes. During 2003, we sold 440,000 shares of common stock for gross proceeds of $1,100,000 and incurred offering expenses of $29,000 resulting in net proceeds of $1,071,000. Of the shares sold, Theodore B. Shapiro, President and Chief Executive Officer and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Stephen A Schulman, Chief Executive Officer of Premier P.E.T. Imaging International, Inc. and Director of Sagemark, purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 340,000 shares for $850,000. Each of the investors was granted "piggy-back" and certain demand registration rights with respect to the Shares.

     Mr. Shapiro agreed to defer payment of his salary beginning April 1, 2002 and in the first quarter of 2003 such deferral was reduced by $125,000 in payment of 50,000 shares of common stock purchased by him. As of December 31, 2003, Mr. Shapiro's deferred salary aggregated $225,000. On March 1, 2004, Mr. Shapiro, exchanged $275,000 of his then deferred salary for 110,000 shares of our common stock. On May 17, 2001 we entered into an employment agreement with Dr. Stephen A. Schulman to serve as the Chief Executive Officer of Premier for a term of five years. We also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrued any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of our common stock. The terms of any further salary deferrals and the repayment of the current salary deferrals are subject to further negotiations between the Company and Mr. Shapiro.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing, operating and managing PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of December 31, 2003, we own and or operate four PET Centers and have begun the establishment of a fifth PET Center to be located in Queens, New York. The dates on which our PET Centers began operations are as follows:

     Location                        Start Date         Revenue Source
     ----------------------          ----------         --------------
     Wichita, Kansas                 August 2001        Patient service revenues
     Rockville Center, New York      October 2002       Management fees
     Parsippany, New Jersey          February 2003      Patient service revenues
     Hialeah, Florida                February 2003      Management fees
     Queens, New York                In development     Management fees

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the years ended December 31, 2003 and 2002.

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for 2003 represent an increase of $2.7 million from 2002 of which $747,000 was an increase in net patient service revenues and $2 million was an increase in management fees. Net patient service revenues from the one PET Center that was operational during both 2003 and 2002 decreased $736,000 and net patient service revenues from PET Centers that were not operational during 2002 were $1.5 million during 2003. The $2 million increase in management fee revenue was generated from PET Centers that were not operational in 2002.

     Our operating expenses for 2003 were $1.8 million greater than for 2002. Operating costs for the one PET Center that generated revenue in both 2003 and 2002 decreased $249,000. Operating costs for the PET Centers that were not generating revenue during 2002 increased $1.5 million. Corporate operating expenses increased $535,000 from 2002.

     Interest expense increased $448,000 from 2002 to 2003 reflecting the increase in outstanding loan balances as equipment purchases and leasehold improvements were financed for our newly opened PET Centers.

     As of December 31, 2003, we held a 34.5% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $218,000 and $1,000, respectively, for 2003 and 2002. As of December 31, 2003, our cumulative share of Trident Growth Fund L.P.'s loss was $511,000. As of December 31, 2003, Trident Growth Fund L.P. had $26 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     The income of our PET Centers that is allocable to the minority shareholders of our PET Centers for 2003 was $178,000. During 2002 the losses of our PET Centers that was allocable to the minority shareholders of our PET Centers was $8,000. To the extent that our PET Centers in Rockville Center, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

Item 7.  Financial Statement

     The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.

Item 8A. Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer at that time. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance With Section 16(a) of the Exchange Act

     Officers are elected by, and serve at the pleasure of our board of directors. Set forth below is information concerning our directors and executive officers as of December 31, 2003.

Name                         Age     Position with the Company
----                         ---     -------------------------
Theodore B. Shapiro          68       Chief Executive Officer, President, and
                                       Director
Edward D. Bright             67       Chairman of the Board
Dr. Stephen A. Schulman      68       Director, and Chief Executive Officer
                                       of Premier P.E.T. Imaging International,
                                       Inc.
George W. Mahoney            43       Chief Financial Officer
Robert L. Blessey            58       Director and Secretary
Dr. Abdallah S. Mishrick     69       Director, Audit Committee Financial Expert

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

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

     The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for the year 2003, our last completed fiscal year.

                                                                                    Long-term Compensation
                                                                                ------------------------------
                                                                                     Awards           Payouts
                                                                                -------------------   --------
                                                    Annual Compensation                    Securi-
                                               ------------------------------               ties
                                                                      Other     Restri-    Under-                  All
                                                                      Annual    stricted    lying      LTIP       Other
                                                                      Compen-    Stock     Options/   Payouts    Compen-
Name and Principal Position             Year    Salary      Bonus     sation     Awards     SARs(#)     ($)      sation($)
---------------------------             ----   --------   --------   --------   --------   --------   --------   ---------
Theodore B. Shapiro,
 Chief Executive Officer and            2003   $200,000(a)      --    $24,000(c)      --        --          --          --
 President since March 2001             2002   $200,000(a)      --    $24,000(c)      --        --          --          --

Stephen A. Schulman,
 Director, and
 Chief Executive Officer of
 Premier P.E.T. Imaging
 International, Inc.                    2003   $160,000(b)      --    $ 6,000(c)      --         --         --          --
 since May 2001                         2002   $160,000(b)      --    $ 6,000(c)      --         --         --          --

George W. Mahoney,
 Chief Financial Officer                2003   $149,154         --    $13,200(c)      --         --         --          --
 since March 2001                       2002   $150,769         --    $13,200(c)      --         --         --          --

(a) Includes $200,000 and $150,000, respectively, for 2003 and 2002 of accrued and unpaid salaries voluntarily deferred by Mr. Shapiro. In March 2003 Mr. Shapiro exchanged $125,000 of his 2002 deferred salary for 50,000 shares of our common stock.
(b) All of Dr. Schulman's 2003 and 2002 salaries were voluntarily deferred by him. In March 2003 Dr. Schulman exchanged $125,000 of his deferred salary for 50,000 shares of our common stock. On December 30, 2003, Dr. Schulman, pursuant to an amendment to his employment agreement, waived accrued and unpaid salaries of $293,000.
(c)        Other annual compensation consists of fringe benefits.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

     The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2003.

                                                     Number of
                                                     Securities             Value of
                                                     Underlying            Unexercised
                                                     Unexercised           In-the-Money
                                                    Options/SARs           Options/SARs
                            Shares                  at Year End(#)         at Year End($)
                           Acquired     Value    --------------------  ----------------------
                             On         Real-    Exercis-  Unexercis-   Exercis-   Unexercis-
Name                      Exercise(#)   ized($)    able       able       able        able
-----------------------   -----------  --------  --------  ----------  ----------  ----------
Theodore B. Shapiro (1)       --         --            --          --          --          --
Dr. Stephen A. Schulman       --         --       100,000          --     $69,000          --
George W. Mahoney             --         --        45,000          --     $ 4,500          --

(1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%. None of the warrants owned by Tara Capital, Inc. were exercised in 2003. As of December 31, 2003, of the number of securities underlying the warrants owned by Tara Capital, Inc., the 375,000 shares, having a year end value of $270,625 were exercisable.

Compensation of Directors
-------------------------

     We do not have a standard arrangement to compensate the members of our board of directors for serving in such capacity.

     On June 14, 2001, we entered into an agreement to pay Edward D. Bright, Chairman of the Company's board of directors, $70,000 a year for one year. In addition, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.70 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. During 2003 and 2002, $2,000 and $3,000, respectively, of such compensation expense was recognized as an expense and as of December 31, 2003 there remains no deferred compensation relating to this warrant.

     On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Robert L. Blessey, a member of our board of directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. Mr. Blessey is our general counsel and during 2003 and 2002 we paid him $60,000 and $122,000, respectively, for legal services which he provided to us.

     In January 2003 Dr. Mishrick was appointed to our board of directors and we agreed to pay him a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month.

Employment Agreements
---------------------

     On May 25, 2001 we entered into an employment agreement with Theodore B. Shapiro, our President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. During 2003, Mr. Shapiro exchanged $125,000 of salary owed to him for 50,000 shares of our common stock. As of December 31, 2003, we owed Mr. Shapiro $225,000 of unpaid salary. On March 1, 2004, Mr. Shapiro, exchanged $275,000 of his then deferred salary for 110,000 shares of our common stock. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of our net pre-tax profits. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of our common stock for each $1,000,000 of net pre-tax profits earned by us each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of our common stock on the date the warrant is issued. We issued to Tara Capital, Inc., a corporation in which Mr. Shapiro is a 10% owner, a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of our common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred.

     On May 17, 2001 we entered into an employment agreement with Dr. Stephen A. Schulman to serve as the Chief Executive Officer of Premier P.E.T. Imaging International, Inc. for a term of five years. We also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares issuable pursuant to the warrant. The fair market value of the common stock on the date Dr. Schulman's warrant was granted equaled the exercise price and no compensation expense was incurred. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrues any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of common stock.

     On March 4, 2001, we entered into an agreement to employ George W. Mahoney as its Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the acquisition of Premier P.E.T. Imaging International, Inc., Mr. Mahoney's annual base salary was increased to $140,000. Currently, we have agreed to increase Mr. Mahoney's annual base salary to $180,000. In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of our common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table presents certain information regarding the beneficial ownership of our Common Stock as of December 31, 2003 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

     Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2003 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                             Amount                Percent
                                           and Nature                of
                                               of                  Common
                                           Beneficial              Stock
Name and address of Beneficial Owner       Ownership            Outstanding(a)
------------------------------------       ----------           --------------
Officers and Directors:
 Theodore B. Shapiro
 3505 S. Ocean Blvd.
 Highland Beach, FL 33487                  120,932(b)                 6%

 Dr. Stephen A. Schulman
 501 S. Ocean Blvd.
 Boca Raton, Florida 33432                 223,752(c)                10%

 George W. Mahoney
 21082 Sweetwater Lane North
 Boca Raton, FL 33428                       45,000(d)                 2%

 Edward D. Bright
 33 Harbor Drive West
 Blue Point, NY 11715                       71,879(e)                 3%

 Robert L. Blessey
 51 Lyon Ridge Road
 Katonah, NY 10536                          46,811(f)                 2%

Officers and directors as
 a group (5 persons)                       508,374(h)                22%

(a) The "Percent of Common Stock Outstanding" is based on the 2,085,253 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(b) Includes 83,334 shares directly owned by Mr. Shapiro and 10% of (i) 997 shares of common stock owned by Tara Capital, Inc., (ii) 275,000 shares of common stock issuable to Tara Capital, Inc. pursuant to two fully vested common stock purchase warrants owned by it, and (iii) 100,000 shares of common stock constituting the number of vested shares issuable to Tara Capital, Inc. pursuant to another common stock purchase warrant owned by it. Tara Capital, Inc. is a company owned by Mr. Shapiro and certain of his relatives. Mr. Shapiro owns 10% of Tara Capital, Inc.

(c) Includes 120,860 shares directly owned by Dr. Schulman, 2,892 shares owned by Pamels Corp., a company controlled by Dr. Schulman, and 100,000 shares issuable to Dr. Schulman representing the vested portion of a stock purchase warrant.

(d) Includes 45,000 shares issuable to Mr. Mahoney representing the vested portion of a stock option.

(e) Includes 9,379 shares owned by Mr. Bright and 62,500 shares issuable to Mr. Bright representing the vested portion of a stock option and stock purchase warrants.

(f) Includes 33,334 shares directly owned by Mr. Blessey, 977 shares owned by Bocara Corp., a company controlled by Mr. Blessey and 12,500 shares issuable to Mr. Blessey representing the vested portion of a stock purchase warrant.

(h) Includes 250,874 shares owned by the officers and directors and an aggregate of 257,500 shares issuable to the officers and directors representing the vested portion of stock options and stock purchase warrants.

Item 12. Certain Relationships and Related Transactions

     Robert L. Blessey is a member of our board of directors and is our general counsel. During 2003 and 2002, we paid legal fees of $60,000 and $122,000, respectively, to Mr. Blessey.

     Dr. Stephen A. Schulman is a member of our board of directors and the Chief Executive Officer of Premier. During each of 2003 and 2002, we made aggregate lease payments of $68,000 for our administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During 2003 and 2002 we incurred billing and collection expenses of $62,000 and $48,000, respectively, and CT Fusion Scan fees of $38,000 and $21,000, respectively, both payable to companies controlled by Dr. Schulman.

     On May 14, 2001 Sagemark acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (the "Sellers") for 6,000 shares of our common stock. Theodore B. Shapiro, our Chief Executive Officer, President and a member of our board of directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of our board of directors and its Secretary, is a shareholder of Bocara Corporation. Dr. Schulman, a member of our board of directors and Chief Executive Officer of Premier P.E.T. Imaging International, Inc. is a shareholder of Pamels Corp. The Sellers will receive an additional 319,500 shares of our common stock for each of the first six PET Centers established by Premier P.E.T. Imaging International, Inc. if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, the Sellers will reduce the aggregate number of shares they are entitled to receive by 502,000 shares. However, in the event that our newly planned Queens PET Center does not receive the $350,000 working capital funding by February 29, 2004, any of Premier's Founders may provide notice to us whereupon this amendment to the Stock Purchase Agreement becomes null and void. As of February 29, 2004, the Queens PET Center had not received a $350,000 working capital funding, however as of April 14, 2004, none of the Sellers have given the Company such notice. These additional shares of common stock will have certain registration rights and in the event that either the outpatient diagnostic imaging centers discontinue their operations or are adjudicated bankrupt within two years after the consummation of this acquisition, we have the right to repurchase these shares for one dollar.

     On March 12, 2002, we consummated a transaction pursuant to a Purchase Agreement with Technology Acquisitions Ltd. ("TAL") which was entered into on September 18, 2001 (the "TAL Purchase Agreement"). Pursuant to the terms of the TAL Purchase Agreement, we transferred to TAL an approximate 27% limited partnership interest in Trident owned by it in exchange for 266,662 shares of our common stock owned by TAL (the "TAL Shares"). Following the consummation of the TAL Purchase Agreement, we own an approximate 34.5% limited partnership interest in the Partnership (the "Remaining Limited Partnership Interest"). Additionally, the Partnership agreed to purchase the Remaining Limited Partnership Interest for a total purchase price of $2.6 million with and to the extent it receives any proceeds from the sale of its debt or equity securities during a period which expired on September 30, 2002 from certain specified investors including Frank DeLape and Benchmark Equity Group, Inc., an entity in which Mr. DeLape is Chairman of the Board and Chief Executive Officer. Mr. DeLape is also an officer and shareholder of TAL, a former member of the Board of Directors of Sagemark and a general partner of Sagemark Management LLC, the General Partner of the Partnership. None of our remaining Limited Partnership interest has been purchased. On September 18, 2001 pursuant to a separate agreement between Sagemark, Gemini VII, Inc., Frank DeLape and Richard Young, and in further consideration of the agreement by TAL to transfer the TAL Shares to us, we agreed, subject to and simultaneous with the closing under the Purchase Agreement, to cancel the Gemini VII, Inc. note and the related guaranty.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

Item 14. Principal Accountants Fees and Services.

         During 2003 and 2002, we were billed the following fees by MOORE STEPHENS, P.C.:

                                             2003         2002
                                          -------      -------
         Audit Fees                       $62,000      $51,000
         Tax Fees                          15,000        8,000
         Other Fees                        10,000       19,000
                                          -------      -------
                                          $87,000      $78,000
                                          =======      =======

         The audit committee of our Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our Board of Director's has received the written disclosure and the letter from MOORE STEPHENS, P.C. required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with MOORE STEPHENS, P.C. their independence.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
-----------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
-----------------------------
Theodore B. Shapiro
Chief Executive Officer,
President and Director
April 14, 2004


/s/ EDWARD D. BRIGHT
-----------------------------
Edward D. Bright
Chairman of the Board
April 14, 2004


/s/ GEORGE W. MAHONEY
-----------------------------
George W. Mahoney
Chief Financial Officer
April 14, 2004


/s/ ROBERT L. BLESSEY
-----------------------------
Robert L. Blessey
Secretary and a Director
April 14, 2004


/s/ DR. STEPHEN A. SCHULMAN
-----------------------------
Dr. Stephen A. Schulman
Director
April 14, 2004


/s/ DR. ABDALLAH S. MISHRICK
-----------------------------
Dr. Abdallah S. Mishrick
Director
April 14, 2004

Index to Exhibits
-----------------
Exhibit No.   Description of Document
-----------   -----------------------
(3)(i)        Certificate of Incorporation.(1)
(3)(ii)       By-laws.(1)
(21)          Subsidiaries of the Registrant.
(31.1)        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.1)        Financial Statements

(1) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference.