Form 10QSB
period 2004-03-31
SAGEMARK COMPANIES LTD
filed 2004-05-20
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from              to
                                         -------------   --------------

                          Commission File Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
        (Exact name of small business issuer as specified in its charter)

           New York                                            13-1948169
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 15, 2004, the registrant had 2,208,586 shares of its par value $.01 common stock outstanding.

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



     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies, Ltd. and its subsidiaries as of March 31, 2004 and the related consolidated statements of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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












MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 18, 2004

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended March 31,                                2004           2003
-------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                         $   753,000    $   357,000
 Management fees                                         820,000         26,000
-------------------------------------------------------------------------------
Total revenues                                         1,573,000        383,000
-------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             265,000        309,000
 Professional fees                                       107,000         79,000
 Billing and collection fees, related party               20,000         13,000
 Legal fees, related party                                67,000         28,000
 Depreciation and amortization                           320,000        266,000
 Patient service costs and expenses - FDG(1)             202,000        122,000
 Patient service costs and expenses, related party         9,000         11,000
 Equipment maintenance                                    81,000         28,000
 Patient service costs and expenses other                 41,000         20,000
 Radiology expense                                        53,000         31,000
 Rent expense, related party                              17,000         17,000
 Bad debt expense                                          9,000         27,000
 Other general and administrative expenses               263,000        333,000
-------------------------------------------------------------------------------
  Total operating expenses                             1,454,000      1,284,000
-------------------------------------------------------------------------------
Income (loss) from operations                            119,000       (901,000)
Interest income, investments                                  --          1,000
Interest expense                                        (159,000)      (118,000)
Other income                                               2,000             --
-------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in (income) loss  of subsidiaries              (38,000)    (1,018,000)
Share of earnings of unconsolidated affiliate            122,000         63,000
Minority interest in (income) loss of subsidiaries      (100,000)         5,000
-------------------------------------------------------------------------------
Loss before income tax provision                         (16,000)      (950,000)
Income tax provision                                     (17,000)        (2,000)
-------------------------------------------------------------------------------
Net loss                                             ($   33,000)   ($  952,000)
===============================================================================

Basic and diluted loss per common share:
 Net loss                                            ($     0.02)   ($     0.55)
===============================================================================

Weighted average number of common shares               2,122,725      1,738,809
===============================================================================

(1) fluro-deoxy-glucose
See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended March 31,                               2004            2003
-------------------------------------------------------------------------------

Net loss                                              ($ 33,000)      ($952,000)

Other Comprehensive Income:
 Unrealized holding gains on available
  for sale securities                                     8,000           2,000
-------------------------------------------------------------------------------
Comprehensive loss                                    ($ 25,000)      ($950,000)
===============================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2004
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                  $  321,000
Patient accounts receivable, net                                         595,000
Management fees receivable                                               408,000
Marketable securities, current                                            14,000
Other current assets                                                     181,000
--------------------------------------------------------------------------------
Total current assets                                                   1,519,000
--------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures, equipment and
 leasehold improvements, net                                           5,224,000
Equipment held under capitalized lease obligations, net                  148,000
--------------------------------------------------------------------------------
Total fixed assets                                                     5,372,000
--------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                                 2,202,000
Marketable securities, restricted                                          1,000
Other assets                                                             225,000
--------------------------------------------------------------------------------
Total other assets                                                     2,428,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                          $9,319,000
================================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2004
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    856,000
Accounts payable, related parties                                       379,000
Accrued payroll                                                          15,000
Accrued dividends                                                        44,000
Other accrued expenses                                                  119,000
Current portion of notes payable                                      1,254,000
Current portion of capitalized lease obligations                         44,000
-------------------------------------------------------------------------------
Total current liabilities                                             2,711,000
-------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable - net of current portion                                4,368,000
Subordinated notes payable                                              392,000
Deferred interest on subordinated notes payable                          44,000
Capitalized lease obligations - net of current portion                  115,000
-------------------------------------------------------------------------------
Total long-term debt                                                  4,919,000
-------------------------------------------------------------------------------

MINORITY INTEREST                                                       284,000
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 2,542,011 shares issued and 2,195,253
 shares outstanding as of March 31, 2004)                                25,000
Additional paid-in-capital, common stock                             60,839,000
Accumulated other comprehensive loss                                    (36,000)
Accumulated deficit                                                 (57,731,000)
Deferred compensation expense                                            (9,000)
Less common stock (346,758 shares) in treasury, at cost              (1,686,000)
-------------------------------------------------------------------------------
Total shareholders' equity                                            1,405,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,319,000
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                                2004           2003
-------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net loss                                             ($   33,000)   ($  952,000)
Adjustments to reconcile net loss
 to net cash - operations:
   Depreciation and amortization                         320,000        266,000
   Bad debt expense                                        9,000         27,000
   Stock option compensation expense                       1,000          8,000
   Share of earnings of unconsolidated affiliate        (122,000)       (63,000)
   Minority interest in income (loss)
    of subsidiaries                                      100,000         (5,000)
   Change in assets and liabilities:
    Patient accounts receivable, net                     (77,000)      (107,000)
    Management fees receivable                          (169,000)            --
    Other current assets                                 (58,000)       (88,000)
    Accounts payable                                     211,000        255,000
    Accrued payroll and related expenses                  55,000       (165,000)
    Deferred interest on subordinated debt                 8,000          4,000
    Other accrued expenses                               (29,000)        20,000
-------------------------------------------------------------------------------
Net cash - operations                                    216,000       (800,000)
-------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable                             --        (20,000)
Repayments of notes receivable                                --         20,000
Capital expenditures                                          --     (2,313,000)
Other investing activities                               (31,000)        63,000
-------------------------------------------------------------------------------
Net cash - investing activities                          (31,000)    (2,250,000)
-------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Payments on capital lease obligations                    (10,000)        (8,000)
Payments on notes payable                               (295,000)       (73,000)
Offering costs                                                --         (8,000)
Loan proceeds                                                 --        896,000
Increase in unfunded equipment financing                      --      1,498,000
Proceeds from private placement offering                      --        900,000
Deferred financing costs                                      --        (17,000)
Distributions to minority interest investors             (85,000)            --
-------------------------------------------------------------------------------
Net cash - financing activities                         (390,000)     3,188,000
-------------------------------------------------------------------------------
Net change in cash                                      (205,000)       138,000
Cash - Beginning of the period                           526,000        582,000
-------------------------------------------------------------------------------
Cash - End of the period                             $   321,000    $   720,000
===============================================================================
                                                                    (continued)
See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three Months Ended March 31,                                   2004         2003
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                   $151,000     $118,000
================================================================================
Income taxes                                               $ 17,000     $  2,000
================================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2004:

     On March 1, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $275,000 of accrued salary for 110,000 shares of the Company's common stock.

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

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Footnotes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments ( adjustments are of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2003 Form 10-KSB.

Revenue Recognition

     During the three months ended March 31, 2004 and 2003, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. For the three months ended March 31, 2004 and 2003 contractual adjustments amounted to approximately $506,000 and $192,000, respectively. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care. Management fees are recorded when earned pursuant to the underlying administrative services agreements.

Basic and Diluted Loss Per Share

     Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (warrants or options) into common stock.

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

     For the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and 2003 warrants and options to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three months ended March 31, 2004 and 2003, all of the Company's potential common shares equivalents were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the quarters ended March 31, 2004 and 2003 is as follows:

Three Months ended March 31,                              2004             2003
-------------------------------------------------------------------------------
Net loss
 As reported                                         ($ 33,000)       ($952,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method-net of related tax
 effects                                               (19,000)         (18,000)
-------------------------------------------------------------------------------
 Pro forma net loss
  under SFAS No. 123                                   (52,000)       ($970,000)
===============================================================================
Basic and diluted net loss
 per common share:
  As reported                                        ($   0.02)       ($   0.55)
===============================================================================
  Pro forma under SFAS No. 123                       $   (0.02)       ($   0.56)
===============================================================================

(3) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2004, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2004 the Company did not have any cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three months ended March 31, 2004, $315,000, or 42% of net patient service revenue was from one governmental agency, $177,000, or 24% of net patient service revenue was from one commercial health insurance carrier and $30,000, or 4% of net patient service revenue was from an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During the three months ended March 31, 2003, $155,000, or 43% of net patient service revenue was from one governmental agency and $99,000, or 28% of net patient service revenue was from one commercial health insurance carrier. As of March 31, 2004, $175,000, or 29% of patients accounts receivable was from one governmental agency, $153,000, or 26% of patients accounts receivable was from one commercial health insurance carrier and $134,000, or 23% of patients accounts receivable was from an entity owned by Dr. Stephen A. Schulman. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(4) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P. ("Trident" or the "Partnership") and, as of March 31, 2004, all but $188,000 of such contributions has been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

The Company's March 31, 2004 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                                     $ 4,920,000
Subscription payable at inception                                      (333,000)
-------------------------------------------------------------------------------
Capital contributions paid-in at inception                            4,587,000
Expenses allocated to Trident in 1999                                  (557,000)
Sale of 27% limited partnership interest                             (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                               145,000
Cumulative equity method losses                                        (389,000)
-------------------------------------------------------------------------------
Equity method investment balance                                    $ 2,202,000
===============================================================================

At March 31, 2004 the equity method investment balance of $2,202,000 is $268,000 less than the amount of underlying equity in net assets, $2,470,000; because of unrealized appreciation in investments.



The unaudited condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended March 31,                           2004                2003
-------------------------------------------------------------------------------
Income                                         $    646,000        $    652,000
Operating expenses                                 (546,000)           (470,000)
Investment gains                                    407,000
-------------------------------------------------------------------------------
Net income                                     $    507,000        $    182,000
===============================================================================

As of March 31, 2004
-----------------------------------------------------------
Investments at fair value                      $ 25,650,000
Other assets                                      3,275,000
SAB debentures                                  (18,365,000)
Other liabilities                                  (311,000)
-----------------------------------------------------------
Partnership capital                            $ 10,249,000
===========================================================

(5) Common Stock

     On March 1, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer, exchanged $275,000 of accrued salary for 110,000 shares of the Company's common stock.

(6) New Authoritative Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The Company does not expect the adoption of FIN 46 or FIN 46R to have a material effect on its consolidated financial position or results of operations.

     In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003.

     During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.

     In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

(7) Subsequent Events

     On April 29, 2004, the Company commenced a private placement offering to a accredited investor for 40,000 shares of its common stock for $2.50 per share.

     On May 1, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $33,333 of accrued salary for 13,333 shares of common stock.

     On May 6, 2004, the Company utilized $51,483 of its $2.1 million financing commitment to commence construction of the Company's fifth PET Center in Queens, New York.

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

     THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2003 FORM 10-KSB AND INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; WE HAVE A LIMITED OPERATING HISTORY; ACCEPTANCE OF OUR SERVICES BY THE MEDICAL COMMUNITY OR BY PATIENTS MAY NOT GROW, WHICH MAY IMPAIR OUR FUTURE REVENUES AND PROFITABILITY; EFFECTIVE MARKETING IS ESSENTIAL TO OUR OPERATIONS; WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE; WE DEPEND ON A SMALL NUMBER OF PET EQUIPMENT SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; WE DEPEND ON A SMALL NUMBER OF FLUORO-DEOXY-GLUCOSE ("FDG") SUPPLIERS, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THE PET SYSTEM MAY BECOME TECHNOLOGICALLY OBSOLETE AND OUR BUSINESS COULD BE HARMED; THE COMPANY'S DEBT TO ITS SENIOR CREDITOR DOES NOT MEET THE TANGIBLE NET WORTH RATIO AND CASH BALANCES REQUIREMENT AND THEREFORE THE COMPANY IS NOT IN COMPLIANCE, A CONDITION WHICH COULD RESULT IN A DEMAND FOR PAYMENT ON ALL OUR SENIOR NOTES PAYABLE; IF OUR PROVIDER CONTRACTS ARE NOT RENEWED OR ARE TERMINATED EARLY, OUR BUSINESS AND FINANCIAL RESULTS WOULD BE HARMED; COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES; THE LOSS OF ANY OF OUR KEY EXECUTIVE OFFICERS OR PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS; IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED; A SUCCESSFUL LIABILITY CLAIM ASSERTED AGAINST US DUE TO A DEFECT IN THE PET SYSTEM IN EXCESS OF OUR INSURANCE COVERAGE WOULD HARM OUR BUSINESS; OUR PET SERVICE REQUIRES THE USE OF RADIOACTIVE MATERIALS, WHICH COULD SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL, HEALTH AND SAFETY LAWS; THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT, WHICH IS CRITICAL TO MARKET ACCEPTANCE OF OUR SERVICES; THE APPLICATION OR REPEAL OF STATE CERTIFICATE OF NEED REGULATIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS; IF WE FAIL TO COMPLY WITH VARIOUS LICENSING, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSING, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS; MANAGED CARE ORGANIZATIONS MAY PREVENT HEALTHCARE PROVIDERS FROM USING OUR SERVICES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES; WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR PET SYSTEMS OR GENERATE REVENUE WHEN OUR PET SYSTEMS ARE NOT WORKING; WE LACK CONTROL OVER THE OPERATIONS AND DECISIONS OF TRIDENT GROWTH FUND L.P.; OUR PLANS TO ESTABLISH OR ACQUIRE ADDITIONAL PET CENTERS MAY RESULT IN SIGNIFICANT DILUTION OF OUR EXISTING COMMON STOCKHOLDERS OWNERSHIP INTERESTS; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMPANY'S COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO THE COMPANY AND ITS SHAREHOLDERS IS LIMITED; THERE IS A LIMITED MARKET FOR OUR COMMON STOCK; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS QUARTERLY REPORT ON FORM 10-QSB INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On March 31, 2004, we had a working capital deficit of approximately $1.2 million, compared to $1.3 million at December 31, 2003. Our source of working capital during the three months ended March 31, 2004 was $550,000 generated from our operating activities. Our uses of working capital during the three months ended 2004 was $305,000 for payments on loans and capital leases, $85,000 for distributions paid to minority interest investors and $31,000 paid for construction deposits. Working capital was further reduced $32,000, the amount by which the current portion of notes payable and capital leases increased. Working capital includes $595,000 of net patient accounts receivable of which $175,000, or 29%, is due from one governmental agency, $153,000, or 26%, is due from one commercial health insurance carrier and $134,000, or 23%, is due from an entity which is owned by Dr. Schulman, a Director of Sagemark and the Chief Executive Officer of Premier PET Imaging International, Inc.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of March 31, 2004 $1.5 million has been advanced.

     We organized our first PET Center in 2001, established two more PET Centers during 2002, in the first quarter of 2003 established a fourth PET Center and in the third quarter of 2003 began the process of establishing a fifth PET Center. During the first quarter of 2003 we funded our fourth PET Center with an aggregate of $4,900 in capital contributions and $171,500 in subordinated loans. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of March 31, 2004, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments of $9,167, plus applicable sales tax, for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of March 31, 2004 our premises lease commitments approximate $21,000 per month. Our fifth PET Center has not yet been funded. In August 2003, we entered into a premises lease for our fifth PET Center which lease commitments will approximate $7,500 per month upon its commencement.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.818 million for the next twelve months. Our equipment and leasehold improvement loan agreements with DVI Financial

Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2004, we do not meet the tangible net worth ratio or the cash balance requirement. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. However, with DVI's filing for relief under Chapter 11 of the United States Bankruptcy Code it is possible that such circumstance can change in the near term.

     In October 2003, we entered into an equipment purchase order with an equipment vendor to purchase PET scanning and ancillary medical equipment for our fifth PET Center to be located in Queens, New York. We simultaneously entered into a lease agreement with an affiliate of the equipment vendor for $2.1 million to finance our purchase of the PET scanner and ancillary medical equipment, furniture and fixtures and certain leasehold improvements for the PET Center in Queens. As of May 15, 2004 $51,483 of the financing has been utilized. The lease provides for monthly installments to amortize the indebtedness as well as to pay for service for the PET scanner following the expiration of the one year warranty provided by the equipment vendor. The lease commences upon the delivery and acceptance by us of the PET scanner. We granted the equipment vendor a security interest in the PET scanner and Premier P.E.T. Imaging International, Inc. agreed to pledge its equity interest in P.E.T. Management of Queens, LLC as collateral for our obligations under the lease. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing, operating and managing PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability and neurological disorders in the human body. As of March 31, 2004, we own and or operate four PET Centers and have begun the establishment of a fifth PET Center to be located in Queens, New York. The dates on which our PET Centers began operations are as follows:

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

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the three months ended March 31, 2004 and 2003.

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the three months ended March 31, 2004 represent an increase of approximately $1.19 million from the three months ended March 31, 2003 of which $396,000 was an increase in net patient service revenues and $794,000 was an increase in management fees. Revenues from the PET Centers that were operational during both comparative periods increased $884,000 and revenues from PET Centers that were operational only during the current comparative period were $306,000.

     Our operating expenses for the three months ended March 31, 2004 of the PET Centers that were revenue generating in both the current and prior comparative periods increased $230,000 while the operating expense of the PET Centers that began generating revenues in the current comparative period increased $200,000. Corporate operating expenses decreased $260,000 from the prior comparative period.

     Interest expense increased $41,000 from the comparative period reflecting the increase in outstanding loan balances as equipment purchases and leasehold improvements were financed for our newly opened PET Centers.

     As of March 31, 2004, we held a 24.1% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $122,000 and $63,000, respectively, for the three months ended March 31, 2004 and 2003. As of March 31, 2004, our cumulative share of Trident Growth Fund L.P.'s loss was $389,000. As of March 31, 2004, Trident Growth Fund L.P. had $26 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

     The income of our PET Centers that is allocable to the minority shareholders of our PET Centers for the three months ended March 31, 2004 was $100,000. To the extent that our PET Centers in Rockville Center, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.


PART II.  OTHER INFORMATION

Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting evaluation.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1   Chief Executive Officer Certification.
31.2   Chief Financial Officer Certification.
32     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           The Sagemark Companies Ltd.



May 19, 2004                        /s/ THEODORE B. SHAPIRO
                                    ----------------------------------
                                    Theodore B. Shapiro
                                     Chief Executive Officer,
                                     President and Director


May 19, 2004                        /s/ GEORGE W. MAHONEY
                                    ----------------------------------
                                    George W. Mahoney
                                     Chief Financial Officer