Form 10QSB
period 2004-06-30
SAGEMARK COMPANIES LTD
filed 2004-08-19
CIK 89041

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of August 5, 2004, the registrant had 3,670,253 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ]; No [X]

                           THE SAGEMARK COMPANIES LTD.
                           --------------------------

                                   FORM 10-QSB
                                   -----------

                                  JUNE 30, 2004
                                  -------------

                                      INDEX
                                      -----

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 3

Report of Independent Registered Public Accounting Firm  . . . . . . . . . 3

Consolidated Statements of Operations for the Three Months
 Ended June 30, 2004 and 2003 (Unaudited). . . . . . . . . . . . . . . . . 4

Consolidated Statements of Comprehensive Income (Loss) for the
 Three Months ended June 30, 2004 and 2003 (Unaudited) . . . . . . . . . . 5

Consolidated Statements of Operations for the Six Months
 Ended June 30, 2004 and 2003 (Unaudited). . . . . . . . . . . . . . . . . 6

Consolidated Statements of Comprehensive Income (Loss) for the
 Six Months Ended June 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . 7

Consolidated Balance Sheet as of June 30, 2004 (Unaudited) . . . . . . . 8-9

Consolidated Statements of Cash Flows for the Six Months
 Ended June 30, 2004 and 2003 (Unaudited)  . . . . . . . . . . . . . . 10-11

Notes to Consolidated Financial Statements (Unaudited)  . . . . .. . . 12-18

Item 2.  Management's Discussion and Analysis of Financial
 Condition And Results of Operations . . . . . . . . . . . . . . . . . 19-24

Item 3.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 24

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 24

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26-30

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York


     We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2004 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three and six month periods ended June 30, 2004 and 2003 and the related consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.


MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
August 17, 2004

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended June 30,                              2004             2003
------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                         $702,000         $697,000
 Management fees                                      833,000          318,000
------------------------------------------------------------------------------
Total revenues                                      1,535,000        1,015,000
------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits          277,000          256,000
 Professional fees                                     75,000           36,000
 Billing and collection fees, related party            24,000            8,000
 Legal fees, related party                             83,000           27,000
 Depreciation and amortization                        320,000          315,000
 Patient service costs and expenses - FDG(1)          201,000          152,000
 Patient service costs and expenses, related party      6,000            9,000
 Equipment maintenance                                118,000           27,000
 Patient service costs and expenses, other             44,000           21,000
 Radiology expense                                     59,000           60,000
 Rent expense, related party                           17,000           17,000
 Bad debt expense                                       4,000                -
 Other general and administrative expenses            313,000          384,000
------------------------------------------------------------------------------
  Total operating expenses                          1,541,000        1,312,000
------------------------------------------------------------------------------
Loss from Operations                                   (6,000)        (297,000)
Interest income, investments                            1,000            5,000
Interest expense                                     (153,000)        (178,000)
------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in (income) loss of subsidiaries           (158,000)        (470,000)
Share of earnings of unconsolidated affiliate         418,000           14,000
Minority interest in income of subsidiaries          (117,000)               -
------------------------------------------------------------------------------
Income (loss) before income tax provision             143,000         (456,000)
Income tax provision                                   (4,000)          (2,000)
------------------------------------------------------------------------------
Net Income (loss)                                    $139,000        ($458,000)
==============================================================================

Earnings (Loss) Per Common Share:
 Basic earnings (loss) per common share                 $0.06           ($0.22)
 Diluted earnings (loss) per common share               $0.05           ($0.22)

Weighted Average Number of Common Shares:
 Basic                                              2,254,355        2,040,418
 Diluted                                            2,556,427        2,040,418

---------------

(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30,                              2004             2003
------------------------------------------------------------------------------

Net income loss                                      $139,000        ($458,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains (losses) on
  available for sale securities                         8,000           (5,000)
------------------------------------------------------------------------------

Comprehensive income (loss)                          $147,000        ($463,000)
==============================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Six Months Ended June 30,                                2004             2003
------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                       $1,455,000       $1,054,000
 Management fees                                    1,653,000          344,000
------------------------------------------------------------------------------
Total revenues                                      3,108,000        1,398,000
------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits          542,000          565,000
 Professional fees                                    178,000          115,000
 Billing and collection fees, related party            44,000           21,000
 Legal fees, related party                            154,000           55,000
 Depreciation and amortization                        640,000          581,000
 Patient service costs and expenses -FDG(1)           403,000          274,000
 Patient service costs and expenses, related party     15,000           20,000
 Equipment maintenance                                199,000           55,000
 Patient service costs and expenses, other             85,000           41,000
 Radiology expense                                    111,000           91,000
 Rent expense, related party                           34,000           34,000
 Bad debt expense                                      14,000           27,000
 Other general and administrative expenses            576,000          717,000
------------------------------------------------------------------------------
  Total operating expenses                          2,995,000        2,596,000
------------------------------------------------------------------------------
Income (loss) from Operations                         113,000       (1,198,000)
Interest expense                                     (312,000)        (296,000)
Interest income, investments                            1,000            6,000
Other income                                            2,000                -
------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in (income) loss of subsidiaries           (196,000)      (1,488,000)
Share of earnings of unconsolidated affiliate         540,000           77,000
Minority interest in (income)
 loss of subsidiaries                                (217,000)           5,000
------------------------------------------------------------------------------
Income (loss) before income tax provision             127,000       (1,406,000)
Income tax provision                                  (21,000)         (4,000)
------------------------------------------------------------------------------
Net income (loss)                                    $106,000     ($1,410,000)
==============================================================================

Earnings (Loss) Per Common Share:
 Basic earnings (loss) per common share                 $0.05          ($0.75)
 Diluted earnings (loss) per common share               $0.04          ($0.75)

Weighted Average Number of Common Shares:
 Basic                                              2,188,541        1,890,446
 Diluted                                            2,455,417        1,890,446

---------------
(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30,                                2004             2003
------------------------------------------------------------------------------

Net income (loss)                                    $106,000      ($1,410,000)

Other Comprehensive Income:
 Unrealized holding gains on available
  for sale securities                                  16,000                -
------------------------------------------------------------------------------

Comprehensive income (loss)                          $122,000      ($1,410,000)
==============================================================================

See notes to unaudited consolidated financial statements.

---------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2004
---------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                               $433,000
Patient accounts receivable, net                                    508,000
Management fees receivable                                          245,000
Marketable securities, current                                       22,000
Other current assets                                                113,000
---------------------------------------------------------------------------
Total current assets                                              1,321,000
---------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures, equipment and
 leasehold improvements, net                                      4,922,000
Equipment held under capitalized lease obligations, net             137,000
---------------------------------------------------------------------------
Total fixed assets                                                5,059,000
---------------------------------------------------------------------------

OTHER ASSETS:
Goodwill                                                          4,811,000
Investment in unconsolidated affiliate                            2,620,000
Marketable securities, restricted                                     1,000
Other assets                                                        229,000
---------------------------------------------------------------------------
Total other assets                                                7,661,000
---------------------------------------------------------------------------
TOTAL ASSETS                                                    $14,041,000
===========================================================================

See notes to unaudited consolidated financial statements.

---------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of June 30, 2004
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $740,000
Accounts payable, related parties                                   498,000
Accrued payroll                                                      14,000
Accrued dividends                                                    44,000
Other accrued expenses                                              121,000
Current portion of notes payable                                  1,029,000
Current portion of capitalized lease obligations                     45,000
---------------------------------------------------------------------------
Total current liabilities                                         2,491,000
---------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable - net of current portion                            4,371,000
Subordinated notes payable                                          392,000
Deferred interest on subordinated notes payable                      54,000
Capitalized lease obligations - net of current portion              104,000
---------------------------------------------------------------------------
Total long-term debt                                              4,921,000
---------------------------------------------------------------------------

MINORITY INTEREST                                                   401,000
---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                          ---
---------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                            3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 4,017,011 shares issued and 3,670,253
 shares outstanding as of June 30, 2004)                             40,000
Additional paid-in-capital, common stock                         65,785,000
Accumulated other comprehensive loss                                (28,000)
Accumulated deficit                                             (57,878,000)
Deferred compensation expense                                        (8,000)
Less common stock (346,758 shares) in treasury, at cost          (1,686,000)
---------------------------------------------------------------------------
Total shareholders' equity                                        6,228,000
---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $14,041,000
===========================================================================

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                2004             2003
------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net income (loss)                                    $106,000      ($1,410,000)
Adjustments to reconcile net loss
 to net cash - operations:
  Depreciation and amortization                       640,000          581,000
  Bad debt expense                                     14,000           27,000
  Share of earnings of unconsolidated affiliates     (540,000)         (77,000)
  Stock option compensation expense                     2,000           10,000
  Minority interest in income (loss)
   Of subsidiaries                                    217,000           (5,000)
  Change in assets and liabilities:
   Patient accounts receivable, net                     5,000         (396,000)
   Management fees receivable                          (6,000)               -
   Other current assets                                10,000          (14,000)
   Accounts payable                                   214,000          236,000
   Accrued payroll and related expenses               104,000          (73,000)
   Other accrued expense                              (28,000)          66,000
   Deferred interest on subordinated debt              18,000           14,000
------------------------------------------------------------------------------
Net cash - operating activities                       756,000       (1,041,000)
------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable, related party            -          (61,000)
Repayments of notes receivable, related party               -           81,000
Capital expenditures                                   (2,000)      (2,313,000)
Other investing activities                            (39,000)         (12,000)
------------------------------------------------------------------------------
Net cash - investing activities                       (41,000)      (2,305,000)
------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering              100,000        1,000,000
Offering costs                                              -          (13,000)
Payments on notes payable                            (569,000)        (148,000)
Payments on capital lease obligations                 (20,000)         (16,000)
Loan proceeds                                          52,000        2,298,000
Subordinated debt proceeds                                  -          172,000
Deferred financing costs                                    -          (23,000)
Distributions to minority interest investors         (371,000)               -
------------------------------------------------------------------------------
Net cash - financing activities                      (808,000)       3,270,000
------------------------------------------------------------------------------
Net change in cash and cash equivalents               (93,000)        (76,000)
Cash - Beginning of the period                        526,000         582,000
------------------------------------------------------------------------------
Cash - End of the period                             $433,000         $506,000
==============================================================================
                                                                    (continued)
See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30,                                2004             2003
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
 Interest                                            $291,000         $286,000
==============================================================================
 Income taxes                                         $21,000           $4,000
==============================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

     During the six months ended June 30, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $325,000 of accrued salary for 130,000 shares of the Company's common stock.

     On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill.

                                                                    (concluded)
See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
------------------------------------------------------------------------------

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

Revenue Recognition

     During the three and six month periods ended June 30, 2004 and 2003, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. For the three month periods ended June 30, 2004 and 2003 contractual adjustments amounted to approximately $663,000 and $338,000, respectively. For the six month periods ended June 30, 2004 and 2003 contractual adjustments amounted to approximately $1,169,000 and $530,000, respectively. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care. Management fees are recorded when earned pursuant to the underlying administrative services agreements.

Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share reflect the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects basic earnings per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share).

     The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earning per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

     For the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 warrants and options to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three and six months ended June 30, 2003 such potential common shares were anti-dilutive and a dual presentation of loss per share was not presented. For the three and six months ended June 30, 2004 such potential common shares were dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                      Weighted           Net
                                                       Average        Income
                                           Net          Shares           Per
                                        Income     Outstanding         Share
                                        ------     -----------        ------

Three Months Ended June 30, 2004:
 Basic earnings per common share      $139,000       2,254,355          $.06
 Effect of potential common shares          --         302,072          (.01)
----------------------------------------------------------------------------
Diluted earnings per common share     $139,000       2,556,427          $.05
============================================================================

Six Months Ended June 30, 2004:
 Basic earnings per common share      $106,000       2,188,541          $.05
 Effect of potential common shares          --         266,876          (.01)
----------------------------------------------------------------------------
Diluted earnings per common share     $106,000       2,455,417          $.04
============================================================================

Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three and six month periods ended June 30, 2004 and 2003 is as follows:

Three Months ended June 30,                                 2004          2003
------------------------------------------------------------------------------
Net income (loss) as reported                           $139,000     ($458,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method - net of related tax
 effects                                                 (19,000)      (18,000)
------------------------------------------------------------------------------
 Pro forma net loss
  under SFAS No. 123                                     120,000     ($476,000)
==============================================================================

Basic Earnings (Loss)
 per Common Share:
  As reported                                              $0.06        ($0.22)
==============================================================================
  Pro forma under SFAS No. 123                             $0.05        ($0.23)
==============================================================================
Diluted Earnings
 per Common Share:
  As reported                                              $0.05
================================================================
  Pro forma under SFAS No. 123                             $0.04
================================================================

Six Months ended June 30,                                   2004          2003
------------------------------------------------------------------------------
Net income (loss) as reported                           $106,000   ($1,410,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method                                            (39,000)      (36,000)
------------------------------------------------------------------------------
 Pro forma net loss
  under SFAS No. 123                                     $67,000   ($1,446,000)
==============================================================================

Basic Earnings (Loss)
 per Common Share:
  As reported                                              $0.05        ($0.75)
==============================================================================
  Pro forma under SFAS No. 123                             $0.03        ($0.75)
==============================================================================
Diluted Earnings
 per Common Share:
  As reported                                              $0.04
================================================================
  Pro forma under SFAS No. 123                             $0.03
================================================================

Long-Lived Assets-Goodwill

     On May 14, 2001, the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to earn an aggregate of 1,415,000 additional shares of the Company's common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004 the Company issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and represents goodwill. The Company evaluates the recoverability and measures the potential impairment of its goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. Goodwill arising from the issuance of such contingent shares was tested for impairment upon issuance and such test indicated there was no impairment of goodwill.

     The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS No.142, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2004, management expects those assets related to its continuing operations to be fully recoverable.

(3)  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2004, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2004 the Company had approximately $1,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers.

     During the three month period ended June 30, 2004, $374,000, or 53%, of net patient service revenue was from one governmental agency, $185,000, or 26%, of net patient service revenue was from one commercial health insurance carrier and $9,000, or 1%, of net patient service revenue was from an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During the three month period ended June 30, 2003, $335,000, or 48%, of net patient service revenue was from one governmental agency and $235,000, or 34%, of net patient service revenue was from one commercial health insurance carrier.

     During the six month period ended June 30, 2004, $689,000, or 47%, of net patient service revenue was from one governmental agency, $362,000, or 25%, of net patient service revenue was from one commercial health insurance carrier and

$39,000, or 3%, of net patient service revenue was from an entity owned by Dr. Stephen A. Schulman. During the six month period ended June 30, 2003, $490,000, or 47%, of net patient service revenue was from one governmental agency and $334,000, or 32%, of net patient service revenue was from one commercial health insurance carrier.

     As of June 30, 2004, $205,000, or 40% of patients accounts receivable was from one governmental agency, $146,000, or 29% of patients accounts receivable was from one commercial health insurance carrier and $19,000, or 4% of patients accounts receivable was from an entity owned by Dr. Stephen A. Schulman. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(4)  Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P. ("Trident" or the "Partnership") and, as of June 30, 2004, all but $188,000 of such contributions has been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

The Company's June 30, 2004 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                                    $4,920,000
Subscription payable at inception                                    (333,000)
-----------------------------------------------------------------------------
Capital contributions paid-in at inception                          4,587,000
Expenses allocated to Trident in 1999                                (557,000)
Sale of 27% limited partnership interest                           (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                             145,000
Cumulative equity method income                                        29,000
-----------------------------------------------------------------------------
Equity method investment balance                                   $2,620,000
=============================================================================

At June 30, 2004 the equity method investment balance of $2,620,000 is $236,000 greater than the amount of underlying equity in net assets, $2,384,000; because of temporary unrealized depreciation in investments. If such unrealized depreciation was permanent the Company's net income for the three and six month periods ending June 30, 2004 would be reduced by $236,000 and the equity method investment balance at June 30, 2004 would be $2,384,000.

The unaudited condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended June 30,                              2004             2003
------------------------------------------------------------------------------
Income                                               $599,000         $631,000
Operating expenses                                   (558,000)        (591,000)
Investment gains                                    1,692,000
------------------------------------------------------------------------------
Net income                                         $1,733,000          $40,000
==============================================================================

Six Months Ended June 30,                                2004             2003
------------------------------------------------------------------------------
Income                                             $1,245,000       $1,283,000
Operating expenses                                 (1,104,000)      (1,061,000)
Investment gains                                    2,099,000
------------------------------------------------------------------------------
Net income                                         $2,240,000         $222,000
==============================================================================

As of June 30, 2004
-------------------------------------------------------------
Investments at fair value                         $23,454,000
Other assets                                        5,383,000
SAB debentures                                    (18,365,000)
Other liabilities                                    (590,000)
-------------------------------------------------------------
Partnership capital                                $9,882,000
=============================================================

(5)  Common Stock

     During the six months ended June 30, 2004, Ted Shapiro, a Director of the Company and its Chief Executive Officer, exchanged $325,000 of accrued salary for an aggregate of 130,000 shares of the Company's common stock.

     On June 28, 2004, the Company sold 40,000 shares of its common stock for $100,000 to an accredited investor pursuant to a private placement offering.

     On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

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

(7)  Subsequent Events

     In August 2004, the Company determined that it was contemplating an unregistered private placement of its securities to accredited investors for at least $5,000,000. The Company contemplates that such equity securities would consist of shares of its common stock and warrants to purchase shares of its common stock. There is no assurance as to whether or when any such private placement will be consummated or, if so, what the terms of such private placement will be.

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

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On June 30, 2004, we had a working capital deficit of approximately $1.2 million, compared to $1.3 million at December 31, 2003. Our source of working capital during the six months ended June 30, 2004 was the aggregate of $784,000 generated from our operating activities, $100,000 of proceeds from the sale of common stock, and $52,000 of note payable proceeds. Our use of working capital during the six months ended 2004 was the aggregate of $589,000 of loan and capital lease payments, $371,000 of distributions made to minority interest investors, $39,000 paid for construction deposits, and $2,000 of capital expenditures. Working capital also increased $192,000, the amount by which the current portion of notes payable and capital leases decreased. Working capital includes $508,000 of net patient accounts receivable of which $205,000, or 40%, was due from one governmental agency, $146,000, or 29%, was due from one commercial health insurance carrier, and $19,000, or 4% was due from an entity owned by Dr. Stephen A. Schulman, a Director of Sagemark and the Chief Executive Officer of Premier PET Imaging International, Inc.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of June 30, 2004 $1.3 million has been advanced.

     We organized our first PET Center in 2001, established two more PET Centers during 2002, in the first quarter of 2003 established a fourth PET Center and in the third quarter of 2003 began the process of establishing a fifth PET Center. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of June 30, 2004, we have entered into four separate long-term (48 months) service contracts to provide for such maintenance which require monthly payments of $9,167, plus applicable sales tax, for each such contract upon warranty expiration. The premises in which the centers conduct their operations are leased and as of June 30, 2004 our premises lease commitments approximate $29,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.58 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET Center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan agreements with DVI Financial Services, Inc., our senior creditor, require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2004, we do not meet the tangible net worth ratio or the cash balance requirement. Based on our historical relationship with our senior creditor, we do not anticipate that a demand for payment on the loans will be made so long as our debt service requirements remain current. However, with DVI's filing for relief under Chapter 11 of the United States Bankruptcy Code it is possible that such circumstance can change in the near term.

     In October 2003, we entered into an equipment purchase order with an equipment vendor to purchase PET scanning and ancillary medical equipment for our fifth PET Center to be located in Queens, New York. We simultaneously entered into a lease agreement with an affiliate of the equipment vendor for $2.1 million to finance our purchase of the PET scanner and ancillary medical equipment, furniture and fixtures and certain leasehold improvements for the PET Center in Queens. As of June 30, 2004 $52,000 of the financing has been utilized. The lease provides for monthly installments to amortize the indebtedness as well as to pay for service for the PET scanner following the expiration of the one year warranty provided by the equipment vendor. The lease commences upon the delivery and acceptance by us of the PET scanner. We granted the equipment vendor a security interest in the PET scanner and Premier P.E.T. Imaging International, Inc. agreed to pledge its equity interest in P.E.T. Management of Queens, LLC as collateral for our obligations under the lease. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

     In August 2004, we determined that in connection with our future expansion plans, we are contemplating an unregistered private placement of our securities to accredited investors for at least $5,000,000. We contemplate that such equity securities would consist of shares of our common stock and warrants to purchase shares of our common stock. There is no assurance as to whether or when any such private placement will be consummated or, if so, what the terms of such private placement will be.

Results of Operations
---------------------

     Since our acquisition of Premier in 2001, we have been engaged in acquiring, organizing, operating and managing PET Centers. The PET Centers utilize positron emission tomography scanning equipment. The diagnostic procedures performed at the PET Centers are used to detect cancer, myocardial viability, neurological disorders, and Alzheimer's disease in the human body. As of June 30, 2004, we own and or operate four PET Centers and have begun the establishment of a fifth PET Center to be located in Queens, New York. The dates on which our PET Centers began operations are as follows:

     Location                       Start Date         Revenue Source
     --------------------------     --------------     ------------------------

     Wichita, Kansas                August 2001        Patient service revenues
     Rockville Center, New York     October 2002       Management fees
     Parsippany, New Jersey         February 2003      Patient service revenues
     Hialeah, Florida               February 2003      Management fees
     Queens, New York               In development     Management fees

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence their operations. The following discusses and compares our results of operations for the three and six month periods ended June 30, 2004 and 2003.

Revenues

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the three months ended June 30, 2004 represent an increase of approximately $520,000 from the three months ended June 30, 2003 of which $6,000 was an increase in net patient service revenues and $514,000 was an increase in management fees. Three of our PET Centers increased their revenues in the aggregate by $567,000 from the comparative quarter. One of our PET Centers revenue's decreased $53,000 from the comparative quarter. Overall, our PET Centers produced a 51% increase in revenues from the comparative quarter.

     Total revenues for the six months ended June 30, 2004 represent an increase of approximately $1.71 million from the six months ended June 30, 2003 of which $402,000 was an increase in net patient service revenues and $1.3 million was an increase in management fees. All of our PET Centers increased their revenues from the six month comparative period. Overall, our PET Centers produced a 122% increase in revenues from the comparative six month period.

Operating Expenses

     Operating expenses for the three months ended June 30, 2004 of the PET Centers that were revenue generating in both the current and comparative quarters increased $264,000 while the operating expense of the PET Centers that began generating revenues in the current comparative quarter increased $122,000. Corporate operating expenses decreased $157,000 from the comparative quarter.

     Operating expenses for the six months ended June 30, 2004 of the PET Centers that were revenue generating in both the current and comparative six month periods increased $585,000 while the operating expenses of the PET Centers that began generating revenues in the current six month period increased $231,000. Corporate operating expenses decreased $417,000 from the comparative six month period.

Interest Expense

     Interest expense decreased $25,000 when comparing the current and comparative second quarter results. Interest expense increased $16,000 when comparing the current and comparative six month periods. Changes in interest expense reflect increases in outstanding loan balances as equipment purchases and leasehold improvements were financed for our newly opened PET Centers and decreases as the principal balances decrease from required debt service payments.

Equity Method Investments

     As of June 30, 2004, we held a 24.1% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $418,000 and $14,000, respectively, for the three months ended June 30, 2004 and 2003 and was $540,000 and $77,000 for the six months ended June 30, 2004 and 2003. As of June 30, 2004, our cumulative share of Trident Growth Fund L.P.'s income was $29,000. As of June 30, 2004, Trident Growth Fund L.P. had $23.5 million of investments in private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. As a result, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

Minority Interests

     The income of our PET Centers that is allocable to the minority shareholders of our PET Centers for the three months ended June 30, 2004 was $117,000 and for the six months ended June 30, 2004 was $217,000. During the six months ended June 30, 2003 losses allocable to the minority shareholders of our PET Centers was $5,000. To the extent that our PET Centers in Rockville Center, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.


PART II. OTHER INFORMATION

Item 3.  Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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


                                          THE SAGEMARK COMPANIES LTD.


August 18, 2004                           /s/ THEODORE B. SHAPIRO
                                          --------------------------------------
                                          Theodore B. Shapiro
                                          Chief Executive Officer,
                                          President and Director



August 18, 2004                           /s/ GEORGE W. MAHONEY
                                          --------------------------------------
                                          George W. Mahoney
                                          Chief Financial Officer