Form 10QSB
period 2004-09-30
SAGEMARK COMPANIES LTD
filed 2004-11-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2004


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 14, 2004, the registrant had 3,670,253 shares of its par value $.01 common stock outstanding.

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

                               SEPTEMBER 30, 2004
                               ------------------


                                      INDEX
                                      -----



PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . 3

Consolidated Statements of Operations for the Three Months
 Ended September 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . 4

Consolidated Statements of Comprehensive Loss for the
 Three Months ended September 30, 2004 and 2003 (Unaudited). . . . . . . . . 5

Consolidated Statements of Operations for the Nine Months
 Ended September 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . 6

Consolidated Statements of Comprehensive Income (Loss) for the
 Nine Months Ended September 30, 2004 and 2003 (Unaudited) . . . . . . . . . 7

Consolidated Balance Sheet as of September 30, 2004 (Unaudited)  . . . . . 8-9

Consolidated Statements of Cash Flows for the Nine Months
 Ended September 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . 10-11

Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . 12-18

Item 2.  Management's Discussion and Analysis of Financial
 Condition And Results of Operations . . . . . . . . . . . . . . . . . . 19-23

Item 3.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 24

PART II. OTHER INFORMATION

Item 5.  Other Information . . . . . . .. . . . . . . . . . . . . . . . . . 24

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 24

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26-32

Certifications  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33-37

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Sagemark Companies Ltd.
New York, New York



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2004 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three and nine month periods ended September 30, 2004 and 2003 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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








MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
November 17, 2004

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Three Months Ended September 30,                            2004           2003
-------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                         $   721,000    $   587,000
 Management fees                                         847,000        658,000
-------------------------------------------------------------------------------
Total revenues                                         1,568,000      1,245,000
-------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             205,000        260,000
 Professional fees                                        69,000         47,000
 Billing and collection fees, related party               26,000         21,000
 Legal fees, related party                                20,000         42,000
 Depreciation and amortization                           320,000        317,000
 Patient service costs and expenses - FDG(1)             194,000        120,000
 Patient service costs and expenses, related party         4,000          8,000
 Equipment maintenance                                   118,000         28,000
 Patient service costs and expenses, other                44,000         26,000
 Radiology expense                                        47,000         42,000
 Rent expense, related party                              17,000         17,000
 Bad debt expense                                         24,000             --
 Other general and administrative expenses               396,000        401,000
-------------------------------------------------------------------------------
  Total operating expenses                             1,484,000      1,329,000
-------------------------------------------------------------------------------
Income (Loss) from Operations                             84,000        (84,000)
Interest income, investments                               1,000          5,000
Interest expense                                        (147,000)      (177,000)
Other income                                                  --         18,000
-------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in income of subsidiaries                      (62,000)      (238,000)
Share of earnings of unconsolidated affiliate            158,000        108,000
Minority interest in income of subsidiaries             (178,000)        (4,000)
-------------------------------------------------------------------------------
Loss before income tax provision                         (82,000)      (134,000)
Income tax provision                                      (1,000)        (1,000)
-------------------------------------------------------------------------------
Net Loss                                             ($   83,000)   ($  135,000)
===============================================================================

Basic and Diluted Loss per Common Share:
Net Loss                                             ($     0.02)   ($     0.07)
===============================================================================

Weighted Average Number of Common Shares               3,670,253      2,045,253
===============================================================================

(1) flouro-deoxy-glucose

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
Three Months Ended September 30,                            2004           2003
-------------------------------------------------------------------------------

Net loss                                             ($   83,000)   ($  135,000)

Other Comprehensive Expense:
 Unrealized holding losses on
  available for sale securities                           (7,000)        (8,000)
-------------------------------------------------------------------------------

Comprehensive loss                                   ($   90,000)   ($  143,000)
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
Nine Months Ended September 30,                             2004           2003
-------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                         $ 2,177,000    $ 1,641,000
 Management fees                                       2,499,000      1,002,000
-------------------------------------------------------------------------------
Total revenues                                         4,676,000      2,643,000
-------------------------------------------------------------------------------
Operating Expenses:
 Salaries, payroll taxes and fringe benefits             747,000        825,000
 Professional fees                                       247,000        162,000
 Billing and collection fees, related party               70,000         42,000
 Legal fees, related party                               174,000         97,000
 Depreciation and amortization                           961,000        898,000
 Patient service costs and expenses -FDG(1)              597,000        394,000
 Patient service costs and expenses, related party        19,000         28,000
 Equipment maintenance                                   317,000         83,000
 Patient service costs and expenses, other               129,000         67,000
 Radiology expense                                       159,000        133,000
 Rent expense, related party                              51,000         51,000
 Bad debt expense                                         38,000         27,000
 Other general and administrative expenses               970,000      1,118,000
-------------------------------------------------------------------------------
  Total operating expenses                             4,479,000      3,925,000
-------------------------------------------------------------------------------
Income (loss) from Operations                            197,000     (1,282,000)
Interest expense                                        (459,000)      (473,000)
Interest income, investments                               1,000         11,000
Other income                                               2,000         18,000
-------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in (income) loss of subsidiaries              (259,000)    (1,726,000)
Share of earnings of unconsolidated affiliate            698,000        185,000
Minority interest in (income)
 loss of subsidiaries                                   (395,000)         1,000
-------------------------------------------------------------------------------
Income (loss) before income tax provision                 44,000     (1,540,000)
Income tax provision                                     (23,000)        (5,000)
-------------------------------------------------------------------------------
Net income (loss)                                    $    21,000    ($1,545,000)
===============================================================================

Earnings (loss) per Common Share:
 Basic earnings (loss) per Common Share              $      0.01    ($     0.80)
 Diluted earnings (loss) per Common Share            $      0.01    ($     0.80)
===============================================================================

Weighted Average Number of Common Shares:
 Basic                                                 2,686,050      1,942,615
 Diluted                                               2,993,567      1,942,615
===============================================================================

(1) flouro-deoxy-glucose
See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30,                              2004          2003
-------------------------------------------------------------------------------

Net income (loss)                                     $    21,000   ($1,545,000)

Other Comprehensive Income (Expense):
 Unrealized holding gains (losses) on available
  for sale securities                                       9,000   ($    8,000)
-------------------------------------------------------------------------------

Comprehensive income (loss)                           $    30,000   ($1,553,000)
===============================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2004
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                 $   519,000
Patient accounts receivable, net                                         349,000
Management fees receivable                                               290,000
Marketable securities, current                                            14,000
Other current assets                                                     205,000
--------------------------------------------------------------------------------
Total current assets                                                   1,377,000
--------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures, equipment and
 leasehold improvements, net                                           4,642,000
Equipment held under capitalized lease obligations, net                  126,000
--------------------------------------------------------------------------------
Total fixed assets                                                     4,768,000
--------------------------------------------------------------------------------

OTHER ASSETS:
Goodwill                                                               4,811,000
Investment in unconsolidated affiliate                                 2,778,000
Marketable securities, restricted                                          2,000
Other assets                                                             284,000
--------------------------------------------------------------------------------
Total other assets                                                     7,875,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $14,020,000
================================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of September 30, 2004
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    945,000
Accounts payable, related parties                                       576,000
Accrued payroll                                                           8,000
Accrued dividends                                                        44,000
Other accrued expenses                                                  123,000
Current portion of notes payable                                      1,096,000
Current portion of capitalized lease obligations                         47,000
-------------------------------------------------------------------------------
Total current liabilities                                             2,839,000
-------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable - net of current portion                                4,141,000
Subordinated notes payable                                              392,000
Deferred interest on subordinated notes payable                          63,000
Capitalized lease obligations - net of current portion                   91,000
-------------------------------------------------------------------------------
Total long-term debt                                                  4,687,000
-------------------------------------------------------------------------------

MINORITY INTEREST                                                       579,000
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 4,017,011 shares issued and 3,670,253
 shares outstanding as of September 30, 2004)                            40,000
Additional paid-in-capital, common stock                             65,656,000
Accumulated other comprehensive loss                                    (35,000)
Accumulated deficit                                                 (58,057,000)
Deferred compensation expense                                            (6,000)
Less common stock (346,758 shares) in treasury, at cost              (1,686,000)
-------------------------------------------------------------------------------
Total shareholders' equity                                            5,915,000
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 14,020,000
===============================================================================

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                             2004           2003
-------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net income (loss)                                    $    21,000    ($1,545,000)
Adjustments to reconcile net loss
 to net cash - operations:
  Depreciation and amortization                          961,000        898,000
  Bad debt expense                                        38,000         27,000
  Share of earnings of unconsolidated affiliates        (698,000)      (185,000)
  Stock option compensation expense                        4,000         13,000
  Minority interest in income (loss)
   of subsidiaries                                       395,000         (1,000)
  Other operating adjustments                                 --        (11,000)
  Change in assets and liabilities:
   Patient accounts receivable, net                      140,000       (311,000)
   Management fees receivable                            (51,000)            --
   Other current assets                                  (82,000)       (90,000)
   Accounts payable                                      266,000        181,000
   Accounts payable, related parties                     231,000        126,000
   Accrued payroll and related expenses                   98,000         21,000
   Other accrued expense                                 (26,000)       202,000
   Deferred interest on subordinated debt                 27,000         23,000
-------------------------------------------------------------------------------
Net cash - operating activities                        1,324,000       (652,000)
-------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Advances made on notes receivable, related party              --        (61,000)
Repayments of notes receivable, related party                 --         81,000
Capital expenditures                                     (26,000)    (2,400,000)
Other investing activities                              (100,000)        34,000
-------------------------------------------------------------------------------
Net cash - investing activities                         (126,000)    (2,346,000)
-------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering                 100,000      1,000,000
Offering costs                                          (129,000)       (16,000)
Payments on notes payable                               (793,000)      (362,000)
Payments on capital lease obligations                    (31,000)       (25,000)
Loan proceeds                                            113,000      2,298,000
Subordinated debt proceeds                                    --        192,000
Deferred financing costs                                      --        (41,000)
Distributions to minority interest investors            (465,000)       (62,000)
-------------------------------------------------------------------------------
Net cash - financing activities                       (1,205,000)     2,984,000
-------------------------------------------------------------------------------
Net change in cash and cash equivalents                   (7,000)       (14,000)
Cash - Beginning of the period                           526,000        582,000
-------------------------------------------------------------------------------
Cash - End of the period                             $   519,000    $   568,000
===============================================================================
                                                                    (continued)
See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30,                               2004          2003
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                              $   432,000   $   450,000
================================================================================
 Income taxes                                          $    23,000   $     5,000
================================================================================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended September 30, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $325,000 of accrued salary for 130,000 shares of the Company's common stock.

     On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill.

     During the nine months ended September 30, 2003, the Company entered into capital lease obligations having an aggregate net present value of $111,000 resulting in a non cash increase in fixed assets.

                                                                     (concluded)
See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments (adjustments are of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2003 Form 10-KSB.

Revenue Recognition

     During the three and nine month periods ended September 30, 2004 and 2003, net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments under reimbursement agreements with third-party payors. For the three month periods ended September 30, 2004 and 2003 contractual adjustments amounted to approximately $498,000 and $419,000, respectively. For the nine month periods ended September 30, 2004 and 2003 contractual adjustments amounted to approximately $1,667,000 and $948,000, respectively. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. The Company has historically not provided any significant amount of charity care. Management fees are recorded when earned pursuant to the underlying administrative services agreements.

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

     For the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 warrants and options to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. For the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2003 such potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. For the nine months ended September 30, 2004 such potential common shares were dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                        Weighted            Net
                                                         Average         Shares
                                            Net           Shares            Per
                                         Income      Outstanding          Share
-------------------------------------------------------------------------------
Nine Months Ended September 30, 2004:
 Basic earnings per common share        $21,000        2,686,050          $0.01
 Effect of potential common shares           --          307,517           0.00
-------------------------------------------------------------------------------
 Diluted earnings per common share      $21,000        2,993,567          $0.01
===============================================================================

Stock-based Compensation

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

Three Months ended September 30,                     2004             2003
--------------------------------------------------------------------------
Net loss as reported                        ($     83,000)   ($    136,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method - net of related tax
 effects                                          (18,000)         (18,000)
--------------------------------------------------------------------------
 Pro forma net loss
  under SFAS No. 123                        ($    101,000)   ($    154,000)
==========================================================================

Basic and Diluted Loss
 per Common Share:
  As reported                               ($       0.02)   ($       0.07)
==========================================================================
  Pro forma under SFAS No. 123              ($       0.03)   ($       0.07)
==========================================================================

Nine Months ended September 30,                      2004             2003
--------------------------------------------------------------------------
Net income (1oss) as reported               $      21,000    ($  1,545,000)
Deduct:  Amount by which stock-
 based employee compensation as
 determined under fair value
 based method for all awards
 exceeds the compensation as
 determined under the intrinsic
 value method                                     (55,000)         (54,000)
--------------------------------------------------------------------------
 Pro forma net loss
  under SFAS No. 123                        ($     34,000)   ($  1,599,000)
==========================================================================

Basic Earnings (Loss) per Common Share:
  As reported                               $        0.01    ($       0.80)
==========================================================================
  Pro forma under SFAS No. 123              ($       0.01)   ($       0.82)
==========================================================================

Diluted Earnings (Loss) per Common Share:
  As reported                               $        0.01    ($       0.80)
==========================================================================
  Pro forma under SFAS No. 123              ($       0.01)   ($       0.82)
==========================================================================

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

     The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS No.142, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2004, management expects those assets related to its continuing operations to be fully recoverable.

(3) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2004, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2004 the Company had approximately $69,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers.

     During the three month period ended September 30, 2004, $376,000, or 52%, of net patient service revenue was from one governmental agency, $153,000, or 21%, of net patient service revenue was from one commercial health insurance carrier and $4,000, or 1%, of net patient service revenue was from an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During the three month period ended September 30, 2003, $271,000, or 46%, of net patient service revenue was from one governmental agency and $87,000, or 15%, of net patient service revenue was from one commercial health insurance carrier.

     During the nine month period ended September 30, 2004, $1,065,000, or 49%, of net patient service revenue was from one governmental agency, $515,000, or 24%, of net patient service revenue was from one commercial health insurance carrier and $43,000, or 2%, of net patient service revenue was from an entity owned by Dr. Stephen A. Schulman. During the nine month period ended September 30, 2003, $761,000, or 46%, of net patient service revenue was from one governmental agency and $421,000, or 26%, of net patient service revenue was from one commercial health insurance carrier.

     As of September 30, 2004, $194,000, or 56% of patients accounts receivable was from one governmental agency, $79,000, or 23% of patients accounts receivable was from one commercial health insurance carrier and $7,000, or 2% of patients accounts receivable was from an entity owned by Dr. Stephen A. Schulman. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(4) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P. ("Trident" or the "Partnership") and, as of September 30, 2004, all but $188,000 of such contributions has been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

The Company's September 30, 2004 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                           $ 4,920,000
Subscription payable at inception                            (333,000)
---------------------------------------------------------------------
Capital contributions paid-in at inception                  4,587,000
Expenses allocated to Trident in 1999                        (557,000)
Sale of 27% limited partnership interest                   (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                     145,000
Cumulative equity method income                               187,000
---------------------------------------------------------------------
Equity method investment balance                          $ 2,778,000
=====================================================================

At September 30, 2004 the equity method investment balance of $2,778,000 is $137,000 greater than the amount of underlying equity in net assets, $2,641,000; because of temporary unrealized depreciation in investments. If such unrealized depreciation was permanent the Company's net loss for the three months ending September 30, 2004 would be increased by $137,000; and the net income for the nine months ending September 30, 2004 would be reduced by $137,000; and the equity method investment balance at September 30, 2004 would be $2,641,000.

The unaudited condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended September 30,                        2004               2003
-------------------------------------------------------------------------------
Income                                           $   718,000        $   746,000
Operating expenses                                  (547,000)          (455,000)
Investment gains                                     483,000             21,000
-------------------------------------------------------------------------------
Net income                                       $   654,000        $   312,000
===============================================================================

Nine Months Ended September 30,                         2004               2003
-------------------------------------------------------------------------------
Income                                           $ 1,963,000        $ 2,029,000
Operating expenses                                (1,651,000)        (1,516,000)
Investment gains                                   2,582,000             21,000
-------------------------------------------------------------------------------
Net income                                       $ 2,894,000        $   534,000
===============================================================================

As of September 30, 2004
------------------------------------------------------------
Investments at fair value                       $ 23,838,000
Other assets                                       5,780,000
SAB debentures                                   (18,365,000)
Other liabilities                                   (295,000)
------------------------------------------------------------
Partnership capital                             $ 10,958,000
============================================================

(5) Common Stock

     During the nine months ended September 30, 2004, Ted Shapiro, a Director of the Company and its Chief Executive Officer, exchanged $325,000 of accrued salary for an aggregate of 130,000 shares of the Company's common stock at $2.50 per share.

     On June 28, 2004, the Company sold 40,000 shares of its common stock for $100,000 to an accredited investor pursuant to a private placement offering at $2.50 per share.

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

(6) Executive Compensation

     On July 1, 2004, Mr. Shapiro waived his salary under his employment agreement until such time as he notifies the Company that such salary should resume.

(7) New Authoritative Pronouncements

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

(8) Subsequent Events

     On October 14, 2004, the Company and Theodore Shapiro, its CEO, executed an amendment to his employment agreement dated May 25, 2001 which effectively limited his annual bonus to $200,000 for years 2004, 2005 and 2006. Mr. Shapiro has not received any annual bonus under his employment agreement though December 31, 2003.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Overview
--------

     We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment (our "PET Centers"). PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of September 30, 2004, we own and or operate four PET Centers and have begun the establishment of a fifth PET Center to be located in Forest Hills (Queens), New York.

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET centers commence operations.

Results of Operations
---------------------

     The following discusses and compares our results of operations for the three and nine month periods ended September 30, 2004 and 2003.

Revenues

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the third quarter of 2004 represent an increase of approximately $323,000 from the same period in the prior year of which $134,000 was an increase in net patient service revenues and $189,000 was an increase in management fees. All of our PET Centers increased their revenues from the same period of last year. Our PET Center being established in Forest Hills, NY is not yet operational. Overall, our PET Centers produced a 26% increase in revenues from the comparative third quarter.

     Total revenues for the first nine months of 2004 represent an increase of approximately $2.03 million from the same period in the prior year of which $536,000 was an increase in net patient service revenues and $1.5 million was an increase in management fees. All of our PET Centers increased their revenues from the nine month comparative period. Overall, our PET Centers produced a 77% increase in revenues from the comparative nine month period.

Operating Expenses

     Operating expenses for the third quarter of 2004 for the PET Centers that were generating revenues increased $326,000 from the same period of the last year and the PET Center being established in Forest Hills, NY had expenses of $43,000. Corporate operating expenses for the third quarter of 2004 decreased $133,000 from the same period of last year.

     Operating expenses for the first nine months 2004 of the PET Centers that were generating revenues increased $1.2 million form the same period of last year and the PET Center being established in Forest Hills, NY had expenses of $44,000. Corporate operating expenses for the nine months of 2004 decreased $631,000 from the same period of last year.

Interest Expense

     Interest expense decreased $30,000 when comparing the third quarter of 2004 and 2003. Interest expense decreased $14,000 when comparing the first nine months of 2004 and 2003. Changes in interest expense reflect increases in outstanding loan balances as equipment purchases and leasehold improvements were financed for our newly opened PET Centers and decreases as the principal balances decrease from required debt service payments.

Equity Method Investments

     As of September 30, 2004, we held a 24.1% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $158,000 and $108,000, respectively, for the third quarters of 2004 and 2003, and was $698,000 and $185,000, respectively for the first nine months of 2004 and 2003. As of September 30, 2004, our cumulative share of Trident Growth Fund L.P.'s income was $187,000. As of September 30, 2004, Trident Growth Fund L.P. had $23.8 million of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions.

Minority Interests

     The (income) loss of our PET Centers that is allocable to the minority shareholders of our PET Centers for the third quarters of 2004 and 2003 was ($178,000) and ($4,000), respectively, and for the first nine months of 2004 and 2003 was ($395,000) and $1,000, respectively. To the extent that our PET Centers in Rockville Centre, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

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

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     On September 30, 2004, we had a working capital deficit of approximately $1.5 million, compared to $1.3 million at December 31, 2003. Our source of working capital during the first nine months of 2004 was the aggregate of $954,000 generated from our operating activities, $100,000 of proceeds from the sale of common stock, and $113,000 of note payable proceeds. Our use of working capital during the first nine months of 2004 was the aggregate of $824,000 of loan and capital lease payments, $465,000 of distributions made to minority interest investors, $129,000 for offering costs, $100,000 paid for construction and equipment deposits, and $26,000 of capital expenditures. Working capital also increased $123,000, the amount by which the current portion of notes payable and capital leases decreased. Working capital includes $349,000 of net patient accounts receivable of which $194,000, or 56%, was due from one governmental agency, $79,000, or 23%, was due from one commercial health insurance carrier, and $7,000, or 2% was due from an entity owned by Dr. Stephen
A. Schulman, a Director of Sagemark and the Chief Executive Officer of Premier PET Imaging International, Inc.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of September 30, 2004 $1.3 million has been advanced.

     We currently operate four PET Centers and we have one PET Center under construction currently scheduled to open in December 2004. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of September 30, 2004, we have entered into four separate long-term (48 months) service contracts to provide for such maintenance which require monthly payments of $9,167, plus applicable sales tax, for each such contract upon one year warranty expiration. The premises in which the centers conduct their operations are leased and as of September 30, 2004 our premises lease commitments approximate $30,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.62 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET Center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for our Forest Hills, New York PET Center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2004, we did not meet the tangible net worth requirement. However, based on our historical relationship with our senior creditors and given that we are current in all debt service and lease payments under such agreements, we do not anticipate that a demand for payment under such loans or leases will be made as long as we remain current with such debt service payments. One of such lenders filed for relief under Chapter 11 of the United States Bankruptcy Code approximately one year ago. We have established and maintained a good relationship with the court appointed administrator for such lender, however, there can be no assurance that future circumstances cause such lender to require the Company to comply with such tangible net worth requirement.

     In October 2003, we entered into an equipment purchase order with an equipment vendor to purchase PET/CT scanning and ancillary medical equipment for our fifth PET Center to be located in Forest Hills (Queens), New York. We simultaneously entered into a lease agreement with an affiliate of the equipment vendor for $2.1 million to finance our purchase of the PET/CT scanner and ancillary medical equipment, furniture and fixtures and certain leasehold improvements for the PET Center in Forest Hills (Queens), New York. As of September 30, 2004 $113,000 of the financing has been utilized. The lease provides for monthly installments to amortize the indebtedness as well as to pay for service for the PET/CT scanner following the expiration of the one year warranty provided by the equipment vendor. The lease commences upon the delivery and acceptance by us of the PET/CT scanner. We granted the equipment vendor a security interest in the PET/CT scanner and Premier P.E.T. Imaging International, Inc. agreed to pledge its equity interest in P.E.T. Management of Queens, LLC as collateral for our obligations under the lease. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

Forward Looking Statements
--------------------------

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", particularly in the section entitled "Financial Condition - Liquidity and Capital Resources," and elsewhere in this quarterly report may be deemed to be forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, Section 21e of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Although management believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.

     Statements which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as results of operations and financial condition, capital expenditures, the consummation of acquisitions and financing transaction and the effect of such transactions on our business and our plans and objectives for future operations and expansions are examples of forward-looking statements. In some cases you can identify these statement by forward-looking words like "may," "will," "expect," "anticipate," "believe," "estimate," "predict," "continue" or similar words. These forward-looking statements are subject to risks and uncertainties which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. These risks and uncertainties include factors affecting our leverage, including fluctuations in interest rates, our ability to incur financing, the effect of operating and financial restrictions in our debt instruments, the accuracy of our estimates regarding our capital requirements, the effect of intense levels of competition in our industry, changes in the healthcare regulatory environment, our ability to keep pace with technological developments within our industry and other risks and uncertainties including those enumerated and described under "Risk Factors" in our Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by us.

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

PART II.  OTHER INFORMATION

Item 5. Other Information

     At a special meeting of the Company's Board of Directors on October 20, 2004 the Company's Board of Directors adopted a Code of Business Conduct and Ethics. Such document is intended to qualify as a "code of ethics" within the meaning of section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1  Amended employment agreement of Theodore Shapiro.
14.1  Code of Ethics
31.1  Chief Executive Officer Certification.
31.2  Chief Financial Officer Certification
32    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-k

   (1) A Form 8-K was filed on August 9, 2004 reporting in Items 7. and 9., the issuance of a press release and disclosing certain financial projections.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    The Sagemark Companies Ltd.


November 18, 2004                   /s/ THEODORE B. SHAPIRO
                                    -----------------------------------------
                                    Theodore B. Shapiro
                                    Chief Executive Officer,
                                    President and Director


November 18, 2004                   /s/ GEORGE W. MAHONEY
                                    -----------------------------------------
                                    George W. Mahoney
                                    Chief Financial Officer