Form 10KSB
period 2004-12-31
SAGEMARK COMPANIES LTD
filed 2005-04-15
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB



 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                          Commission file Number 0-4186

                           THE SAGEMARK COMPANIES LTD.
           (Name of small business issuer as specified in its charter)

                New York                             13-1948169
        (State of incorporation)        (IRS Employer Identification Number)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $6,222,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of February 23, 2005 was approximately $19,633,000 computed on the basis of the reported closing price of $3.40 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2005, the Registrant has 7,420,253 shares of its par value $0.01 Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]


Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
----------------------------------------------

         Statements in this Form 10-KSB annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB annual report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to the demand for our PET scanning services, our ability to develop, establish or acquire new PET Centers and successfully market the PET scanning services we provide, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

         The success of recent or contemplated PET Centers we establish will depend on the effective integration of newly-acquired PET Centers businesses into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and patients.

         This Annual Report also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for historical financial information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Annual Report and should be read in conjunction therewith.

         Investors should evaluate any statements made by the Company in light of these important factors.

AVAILABLE INFORMATION
---------------------

         Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

PART I

Item 1. Description of Business.

Introduction
------------

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

         Our strategy is to develop new PET Centers which we will operate and or manage through a management company. Our revenues will come from either patient service revenues for the PET Centers which we operate directly or management fees which we earn pursuant to turn-key licensing agreements.

         We currently own and operate PET Centers in Wichita, Kansas and Parsippany, New Jersey and manage PET Centers in Rockville Center, New York, Hialeah, Florida and Queens, New York. The dates on which our PET Centers began operations are as follows:

         Location                        Start Date
         ----------------------          ----------
         Wichita, Kansas                 August 2001
         Rockville Center, New York      October 2002
         Parsippany, New Jersey          February 2003
         Hialeah, Florida                February 2003
         Queens, New York                December 2004

         During 2004 and 2003 we earned net patient service revenues of $2,931,000 and $2,345,000, respectively, and management fees of $3,291,000 and $1,971,000, respectively.

Corporate Information
---------------------

         In 1961 we were organized as a New York corporation. Since such date we have undergone several name changes and in 1999 we changed our name to The Sagemark Companies Ltd. We are a publicly owned holding company and have controlling interests in our subsidiaries.

         On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (collectively, the "founders") for 6,000 shares of our common stock. Premier P.E.T. Imaging International, Inc. was formed by its founders to acquire and operate outpatient diagnostic imaging centers which we call "PET Centers". Pursuant to the Stock Purchase Agreement, the founders were entitled to receive 1,917,000 additional shares of our common stock (319,500 shares for each of the first six PET Centers established by Premier P.E.T. Imaging International, Inc., if and when the PET Center achieves positive earnings before the deduction of interest expense, income taxes, depreciation and amortization during at least one month during the first eighteen months of each PET Center's operations. On December 30, 2003 the Stock Purchase Agreement was amended and reduced the number of shares the founders were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, we issued the additional 1,415,000 shares of common stock to the founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

         Our executive offices are located at 1285 Avenue of the Americas, 35th Floor, New York, NY 10019, telephone (212) 554-4219. Neither the information nor other statements contained in our website nor the information contained in any other Internet website is a part of this annual report on Form 10-KSB.

         Prior to May 14, 2001, we operated as a financial services company. We are a limited partner of Trident Growth Fund L.P., which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Trident Growth Fund L.P. has made investments and loans to companies engaged in various industries. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 we had a 34.5% limited partnership interest in Trident Growth Fund L.P. Effective January 1, 2004, the partnership received capital contributions from new partners, reducing our limited partnership interest from 34.5% to 24.1%, as of December 31, 2004 and we have limited advisory and reporting rights with respect to the day to day operations of Trident Growth Fund L.P. As a result, Trident Growth Fund L.P. is not included in our consolidated financial statements as a consolidated subsidiary and is instead reported by us as an unconsolidated affiliate.


RISK FACTORS
------------

         You should carefully review and consider the following risks, as well as all other information contained in this Prospectus or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Prospectus constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, "A Note About Forward-Looking Statements."

Risks Related to our Business

We may experience cash flow deficits and losses

         Although we have previously been in the medical diagnostic imaging business, having acquired, operated and thereafter sold a portfolio of magnetic resonance imaging diagnostic imaging centers, we began establishing, operating and managing PET diagnostic imaging centers in 2001. Therefore, your evaluation of our business and prospects will be based on our limited operating history in the PET imaging business. You must consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company in a new and rapidly evolving market. To the extent we are not able to successfully address such risks and difficulties, our business and operating results may be materially adversely affected.

         We generated revenues of $6,222,000 for the year ended December 31, 2004, representing an increase in revenues of approximately 44% as compared to revenues during the same period last year. We incurred losses of $818,000 and $1,584,000, and we had cash flow from operating activities of $1,382,000 and a cash flow deficit of $30,000, in calendar years 2004 and 2003, respectively.

         We anticipate that we will incur substantial non-recurring professional fees and other costs and expenses during our current expansion period in which we will be reviewing and negotiating potential opportunities to expand our medical diagnostic imaging business and acquiring, constructing and commencing operations of new PET centers. Furthermore, during this expansion phase, we anticipate increasing and supplementing our executive and other support personnel and otherwise increasing our fixed costs. We cannot provide any assurances as to whether or when we will reverse operating losses that we may sustain during this expansion phase. Also, there can be no assurance as to whether or when any new PET centers that may be established or acquired by us will be profitable or generate positive cash flow.

Acceptance of our services by the medical community or by patients may not grow, which would impair our future revenues and profitability

         High operating and other costs may interfere with the growing use and acceptance of PET technology. We have limited resources and will need to spend additional money on hiring additional sales and marketing personnel and producing promotional materials to expand the use and acceptance of our PET services. We believe that PET technology has gained acceptance as a valid medical diagnostic imaging tool for a number of significant diseases and disorders, including breast cancer, colorectal cancer, head and neck cancer, lung cancer, ovarian cancer, pancreatic cancer, thyroid cancer and Alzheimer's and Parkinson's disease, but there can be no assurance that the use and acceptance of PET technology will continue to expand to other diseases and disorders.

         We intend to expand our portfolio of PET centers by either or both establishing additional PET Centers in locations selected by us or by acquiring existing PET centers from others. We cannot be assured if or when the imaging services offered at any of such new PET centers will be accepted to a level that will result in profits at any of such PET centers.

The lack of effective marketing may limit our operating revenues

         Our future revenues and profitability will depend significantly on our ability to demonstrate to physicians and insurance companies the potential cost and performance advantages of PET imaging procedures over traditional diagnostic imaging procedures, as well as the advantages of our PET centers over the PET centers operated by others within our target markets. In order to develop and execute an effective marketing plan, we will hire an individual for each PET center who will be responsible for performing all marketing services for such center. We will be required, with respect to each new PET center established by us to market to the medical community the services offered by each such PET center in instances where there are similar services being offered by competitors who have established facilities and pre-existing relationships with physicians within our target market. Our ability to achieve and sustain sufficient levels of revenues and profitability in the future will depend in part on our ability to successfully market and sell the PET imaging services provided at our PET centers on a wide scale.

We will require equipment financing in order to expand our business

         To date, we have financed the purchase of our PET systems and ancillary equipment, as well as a substantial portion of the costs incurred in connection with the build-out of each of our PET centers, with DVI Financial Services, Inc. and General Electric Capital Corp., two independent equipment lenders. There are a limited number of companies that provide such financing among which are General Electric Capital Corp., Siemens and Phillips. DVI is in bankruptcy and no longer represents a potential source of such financing for us. Our ability to expand our business will be dependent upon our ability to obtain appropriate equipment financing.

         In connection with our current equipment financings, we have granted such lenders liens on each of such PET systems, virtually all of the other assets of each PET center and our equity interest in each such PET center. Additionally, we are the obligor with respect to all of such indebtedness. The financing documents with respect to such financings contain, and we expect that any future financing documents will contain, certain specified events of default, the occurrence of any of which will give rise to rights in favor of such lenders to foreclose their security interests in all of such assets and bring an action against us to recover all amounts due. Among such events of default are any breach by us of our obligations to make timely payment of all required debt service or equipment lease payments, the breach by us of any of our other obligations, representations or warranties, our failure to maintain specified cash balances or specified debt to equity ratios, certain specified acts of bankruptcy or insolvency, any material adverse charge in our financial condition or business operations or material changes in the ownership of the Company. Under certain circumstances, an uncured default of the terms of the financing documents relating to a particular PET center will cause a default under the financing documents for all of the PET centers financed by that particular lender. While we are currently not in default of any of such financing documents, there can be no assurance that there will not be an occurrence of an event of default under any of our existing or future financing documents or, if so, that we will be able to timely cure any such default for which we have been granted cure rights. In the event any such lender should declare a default under such financing documents and seek to enforce its rights as a secured creditor thereunder, such enforcement, if successful, would result in the curtailment of the operations of those PET centers whose assets are foreclosed upon.

We are highly leveraged and will need to generate positive cash flow to service our debt

         We are highly leveraged. As of December 31, 2004, our total indebtedness was approximately $7,761,000, inclusive of approximately $7,296,000 in borrowings under capital leases or loan agreements with independent equipment lenders. Our annual debt service requirements under such leases and loan agreements are currently approximately $1.9 million. To the extent we establish new PET centers, we expect to obtain equipment financing to the extent of approximately $2,000,000 for each such facility. To the extent we acquire any existing PET centers from others, we will likely require seller or external financing. Accordingly, we anticipate that our annual debt service requirements will increase. In the event that our working capital is substantially reduced or we are unable to generate sufficient cash flow from our operations, we will face difficulties in servicing our substantial equipment and acquisition financing indebtedness. Our ability to make payments on our equipment and acquisition indebtedness, when due, will depend on our ability to generate future cash flow which is subject, in part, to general economic, financial, competitive, regulatory and other factors that are beyond our control. Moreover, our substantial indebtedness could restrict our operations by, among other things, requiring us to dedicate a substantial portion of our cash flow from operations to payments of such indebtedness thereby reducing the availability of our cash flow to fund working capital and other required expenditures. In addition, such substantial indebtedness will make it more difficult for us to satisfy our obligations to our other creditors, will increase our vulnerability to economic downturns and competitive pressures in our industry, and will place us at a competitive disadvantage compared to our other competitors that have less indebtedness in relation to cash flow.

The lack of future financing will limit our proposed expansion plans

         The capital requirements associated with expanding our operations, including establishing and/or acquiring additional PET centers, have been and will continue to be substantial. We plan on seeking to establish a number of additional PET centers in the next eighteen to twenty-four months. We also intend to explore acquisition opportunities with respect to PET centers owned by others. While we cannot predict the amount of capital required to complete any such future acquisition, the amount of required financing therefore could exceed our current working capital and be substantial and our current working capital could be reduced to the extent it is utilized for acquisitions.

         While we believe that our current working capital is sufficient for us to meet certain of our near term business and expansion plans and to pay our monthly operating expenses which are currently approximately $450,000, we will require approximately $2,000,000 of financing for the purchase of the PET system, ancillary equipment and leasehold improvements for each new PET center established by us and, possibly, additional debt or equity financing for any acquisitions of PET centers from others, if any. We believe that, in addition to such equipment financing for each additional PET center established by us which we will be required to obtain from equipment lenders, we will need to invest up to approximately $350,000 for working capital and other expenditures for each such PET center. No assurance can be given that we will be able to obtain such additional financing if and when needed, or that, if available, such financing will be available on terms acceptable to us. If adequate funds are either not available or not available on acceptable terms if and when required, our business, revenues, financial condition and results of operations will suffer. Also, if we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced and any such securities may have powers, preferences and rights that are senior to those of the rights of the holders of our common stock.

         We will attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds, and other non-traditional sources, usually at borrowing costs substantially greater than commercial banks or other traditional financing sources. There can be no assurance that we will be able to obtain adequate financing for any acquisition, if any, or that, if available, such financing will be on favorable terms.

Existing first refusal rights may impair our ability to obtain capital or require us to obtain additional capital

         Pursuant to the terms of the Placement Agency Agreement between us and the brokerage firm which is conducting a private placement of our securities which commenced in January 2004, we granted such placement agent an exclusive right of first refusal to manage any private or public offering of our debt, equity, or other securities until November 28, 2006. We also agreed to pay such placement agent certain cash commissions and other compensation in the event that, at any time on or before one year after the last closing of such private placement, we enter into a commitment or letter of intent relating to any offering of our debt or equity securities and receive financing in connection therewith, or obtain any other financing, from any investor who received offering documents from the placement agent in connection with such private placement. The existence of such right of first refusal may delay, limit or otherwise hinder our ability to obtain financing commitments from third parties.

         In April 2004, we entered into an agreement with certain investors who agreed to provide financing for one of our PET centers, subject to the satisfaction of certain conditions which have not yet been complied with. Pursuant to such agreement, we granted such investors a right of first refusal to provide working capital for certain of our future PET centers if and when such agreement becomes effective. If such agreement becomes effective and if such investors exercise their first refusal rights and provide such financing for a particular future PET center, the investors will receive an equity interest in such PET center and 50,000 shares of our common stock. We have agreed with such placement agent, however, that if such investors exercise their first refusal rights and provide us with the working capital funds for any new PET centers which are the subject of such agreement, that we will not use any of the net proceeds from the private placement conducted by the placement agent for any such PET center in which one or more physicians own less than 40% of the equity interest in such center unless we obtain the placement agent's consent. This agreement may require us to obtain financing for certain of our future PET centers in lieu of utilizing a portion of the net proceeds from such private placement that we could have otherwise used for such purposes. There can be no assurance that, if required, the placement agent will provide any such consent.

We will incur certain costs and face certain obstacles in establishing and/or acquiring additional PET centers

         We will face a variety of risks in establishing new PET centers and acquiring additional existing PET centers from others. In establishing new PET centers, we analyze the target marketplace demographics, local competition, referring physician demographics, prospective contributions of strategic and other partners and other significant factors. Despite such assessments, there can be no assurance that we will be able to attract patients from existing established PET centers located within our target market or any additional PET centers established by us will operate profitably or generate positive cash flow. We have, in the past, experienced certain difficulties in estimating the time within which some of our PET centers could achieve breakeven, as well as the effect of subsequent new competitors who locate PET centers within our target markets. To the extent that it takes longer than anticipated to reach breakeven or if there is a reduction in future revenues as a result of additional competitive facilities being established within our target market, we will be required to invest additional capital in any such PET center to enable it to sustain its operations. If and to the extent we acquire PET centers from others, we will be required to rely upon our due diligence investigation and evaluation of any such acquisition and we will face the customary difficulties encountered in integrating the operations of any such PET centers with our existing operations. Likewise, there can be no assurance that if and when we acquire any such additional PET centers from others, that such PET centers will operate profitably or generate positive cash flow. Moreover, we will incur substantial professional and other costs and expenses in connection with conducting our due diligence and negotiating and documenting all such new PET centers and/or acquisitions and may not recoup such costs and expenses in the event that any such efforts are not consummated.

We depend on a small number of equipment suppliers, the loss of which could limit our expansion plans

         In addition to General Electric Company, Siemens, C.I.T. and Phillips, there may be only one or two other manufacturers of PET systems. We are dependent upon such manufacturers, and their willingness to provide equipment financing to us, to expand our business. If, for any reason, we are unable to obtain equipment financing from such manufacturers with respect to the imaging equipment, leasehold improvements and related costs for any additional PET centers established by us, our growth and expansion plans will be substantially limited.

We depend on a small number of Fluoro-Deoxy-Glucose ("FDG") suppliers, the loss of which could adversely affect our business

         Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. Currently, we are dependent upon IBA Eastern Isotopes, Inc. and PETNET Pharmaceuticals, Inc. for these isotopes. We have an outstanding past due indebtedness of $167,000 to PETNET which recently suspended providing this isotope to our PET center in Wichita, Kansas. We have made arrangements with another supplier to provide this isotope to this center and, accordingly, the operations of this center have not been disrupted. While we believe that alternative suppliers may be found for the FDG used at our PET centers, if we were to lose either of our current suppliers, there can be no assurance that any such supplier could be replaced in a timely manner. We do have supply agreements with our FDG suppliers which generally serves to reduce our supply risk and price increases, however, these agreements are subject to termination for specified events of default by us, including payment defaults. Any interruptions or delays in the supply and/or delivery of FDG could materially harm our present operations by curtailing a PET center's ability to perform PET scans on its patients and thereby adversely affect our revenues and financial condition.

The PET technology may become obsolete and our business could be harmed

         PET is a relatively new and emerging medical diagnostic imaging technology and such technologies are subject to rapid technological change as well as the development of alternative medical diagnostic imaging technologies, techniques or products. Any such changes could render our PET systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should any such changes occur, there can be no assurance that we will be able to acquire any new or improved technologies or equipment which may be required to service patients at our PET centers.

If managed care and other payor contracts for our PET centers are not renewed or are terminated early, our revenues will be reduced

         In order to maximize the potential profitability of each of our PET centers, we (or the provider at each such facility) seek to secure as many contracts with managed care organizations, commercial health insurers, government agencies and other payors as possible. Typically, approximately 95% of the net patient service revenues received by our PET centers are derived from Medicare, and various managed care organizations and approximately 5% of such revenues are derived from commercial health insurers and other payors. Our PET centers are approved providers to Medicare. Upon the expiration of any of such contracts, each PET center will be subject to the risk that such payors will not renew their existing contracts. Substantially all of such contracts with such payors provide for thirty (30) to one-hundred-eighty (180) days notice by payors to terminate such contracts "without cause." The loss of our status as an approved Medicare provider or the termination or non-renewal of a significant number of such contracts for our PET centers will have a material adverse effect on our business by reducing revenues to, and in some cases below, breakeven levels.

Complying with federal and state regulations is an expensive and time consuming process, and any failure to comply could result in substantial penalties

         We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous health care and other laws and regulations that we are required to comply with in the conduct of our business. These laws may be materially changed in the future or new or additional laws or regulations may be adopted with which we will be required to comply with. The cost of compliance with current and future applicable laws, rules and regulations may be significant.

         Both Federal and State laws regulate referrals by physicians. The Federal anti-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. PET imaging, as a nuclear medicine service, is currently not a designated health service under Stark II, so long as the service is not provided in a hospital inpatient or outpatient setting. Consequently, Stark II should not apply to restrict physicians from referring such patients to our PET centers. There can be no assurance, however, that Stark II will not be expanded in the future to cover PET imaging.

         The Federal anti-kickback law prohibits any person from offering or receiving any remuneration for the referral of patients or the inducement of the purchase of a service covered by Medicare, Medicaid, or other federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that could apply to us. Violations of these laws and other similar statutes could result in significant penalties, including exclusion from participation in Federal health care programs, any of which could have a material adverse effect on us.

         Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as the Company), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians. Since we will only be performing non-professional services in such states, we do not exercise control over the practice of medicine by physicians. Also, we will not employ any physicians; rather, we will contract with independent licensed radiologists for professional medical services such as the interpretation of PET imaging studies and related diagnoses.

         The laws restricting the corporate practice of medicine have been subject to limited judicial and regulatory interpretation and, therefore, there is no assurance that, upon review, our activities will not be found to be in violation of such laws. If such a claim were made and successfully upheld against us, we could be subject to penalties and could be required to restructure our contractual relationships. Such results, or the inability to restructure our contractual relationships, could have a material adverse effect on us.

         The Health Insurance Portability and Accountability Act of 1996 is a Federal health care fraud statute which prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. This statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute may result in severe penalties. This statute also requires us to follow certain Federal privacy standards for individually identifiable health information and computer security standards for all health information.

         Another trend affecting the healthcare industry is the increased use of the Federal False Claims Act and, in particular, actions under the Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual's counsel will have preliminary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states are considering or have enacted laws modeled after the Federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the Federal False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

         If our operations are found to be in violation of any of such laws or the other governmental rules and regulations to which patients or we are subject, we may be subject to the applicable penalties associated with any such violations and, possibly, the curtailment of our operations. Any penalties, damages, fines, sanctions or curtailment of activities would adversely affect our financial results and ability to operate our business. The risk of our being found in violation of these laws, rules and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant costs and expenses and divert our management's attention from the operation of our business.

The loss of any of our executive officers or key personnel could adversely affect our business

         Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of services for any reason of Theodore B. Shapiro, our Chief Executive Officer, President and Director, or George W. Mahoney, our Chief Financial Officer, could have a material adverse effect on our present and proposed business. Our PET center operations rely significantly on the expertise and experience of Dr. Stephen A. Schulman, the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, and a Director of the Company. The loss of Dr. Schulman's services for any reason could also have a significant adverse impact on the operations of our PET centers. Both Messrs. Shapiro and Schulman are parties to employment agreements with the Company and Premier, respectively, which agreements were recently extended for a period through March 24, 2010. We recently hired a Vice President of Operations pursuant to a three year employment agreement. Each of such employment agreements provides for early termination upon the occurrence of, among other things, any uncured breach by the Company or such officers of their respective obligations and covenants thereunder, bankruptcy or insolvency of the Company, death or disability of such officers, or upon a change of control of the Company as defined in such agreements. We do not maintain key man life insurance on the lives of any of our executives.

The failure to hire additional personnel will impair the operations of the Company and its future PET centers

         Our success and proposed expansion plans will also depend on, among other factors, the recruitment and retention of qualified marketing and administrative personnel and technologists for each of our PET centers, as well as additional executives and key employees of the Company. It is difficult to predict the availability of qualified marketing and administrative personnel and technologists or such additional executive or key personnel or the compensation levels that will be required to hire and retain them. In particular, there is a very high demand for qualified technologists who are necessary to operate the PET systems in our PET centers. While we have thus far been able to secure the services of qualified technicians at prevailing levels of compensation for each of our PET centers when we needed to do so, we may not be able to do so for our future PET centers and we may be required to pay bonuses and higher salaries to our technologists which would increase our operating expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified marketing and administrative personnel and skilled technologists or any such additional executive or key personnel at economically reasonable compensation levels could adversely affect our ability to operate and expand our business as well as the financial results of our business. In addition, we will be required to increase the number of executives and PET center personnel currently employed by us in order to implement our expansion plans and, in doing so, the salary and other costs associated with hiring such persons at this time will reduce our margins in the near term until such time, if any, as future revenues from additional PET centers offset such costs.

If we fail to compete successfully, our revenues and operating results will be adversely affected

         As the acceptance and use of PET imaging technology increases, competition from hospitals and others will likewise increase. Each of our PET centers services a target market which consists principally of referring physicians located within a specific radius of each such center. Competition differs within each target market and generally consists of hospitals with their own PET systems and other fixed site PET centers or mobile PET system operators. There are a number of large publicly and privately owned companies which are engaged in the operation of fixed site PET centers or mobile PET systems, among which are Alliance Imaging, Insight, U.S. Oncology, Molecular Imaging Corporation, Radiology Corporation of America and Regional Diagnostics. Our current annual revenues and number of PET centers are substantially less than those of such publicly owned companies. Many of our competitors have established fixed site PET centers or mobile PET system operations within our target markets and have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET imaging business, particularly if PET imaging procedures continue to gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours or that would render our PET system obsolete or noncompetitive. In addition, if competitors establish other stationary PET imaging facilities or offer mobile PET systems within the target market of our existing or future PET centers it will likely reduce the revenues of our PET centers in such markets. The hospital and insurance industries have been experiencing a trend towards consolidation. If such trend continues, it is likely to reduce our potential customer base and increase competition for patients within the target market of our PET centers.

A successful liability claim against us in excess of our insurance coverage would harm our business

         We currently maintain commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us. Such insurance currently costs us approximately $268,000 annually. While we have not been subjected to any claims to date, we do not know if any claims that may be asserted against us in the future arising from the use of the PET systems at our PET centers will be successfully defended or that our insurance will be sufficient to cover liabilities arising from any such claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Our PET services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws

         The imaging services provided at our PET centers involve the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using these materials presents a risk of accidental environmental contamination and physical injury.

         We are subject to various federal, state, and local laws and regulations governing the use, storage, handling and disposal of such materials and waste products. Although we believe that our insurance coverages and safety procedures for handling and disposing of these hazardous materials are adequate, in the event of an accident or injury to a patient as a consequence of administering such isotopes, we could be held liable for any damages, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain such insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's time and efforts in order to comply with current or future environmental, health, and safety laws and regulations relating to these materials.

We are currently dependent upon Medicare, various managed care organizations, various commercial health insurance carriers and other payors for our revenues and accounts receivable

         Substantially all net patient service revenues and accounts receivable from the operations of our PET centers, other than management fees received by us from the operations of such centers, are revenues received and receivables due from patients' health insurance carriers, Medicare, various managed care organizations and other payors. In 2004, $1,438,000, or 49%, of our net patient service revenues were derived from Medicare and $1,267,000, or 43%, of such revenues were derived from various managed care organizations. In 2004, $208,000, or 65%, of our total accounts receivable were due from various managed care organizations and $90,000, or 28%, of our total accounts receivable, were due from Medicare. In 2003, $1,149,000, or 49%, of our net patient service revenues were derived from various managed care organizations and $1,085,000, or 46%, of such revenues were derived form Medicare. In 2003, $208,000, or 39%, of our total accounts receivable were due from various managed care organizations and $186,000, or 35%, of our total accounts receivable, were due from Medicare. This concentration of revenues and accounts receivable is a risk of our business.

There is uncertainty relating to third-party reimbursement for PET imaging services which is critical to market acceptance of our services and future profitability

         Our PET scanning services are generally billed to various third-party payors, such as government programs and private insurance plans. Third-party payors carefully review, and are increasingly challenging, in general, the prices charged for medical services, and are generally continually assessing whether to cover new services and evaluating the level of reimbursement for covered services. Payors may deny coverage and reimbursement for PET imaging or scanning procedures if they determine that the procedure was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot be assured that reimbursement from third-party payors for our services will be available in all cases, or, if available, that reimbursement will not be less than the amount billed. If third-party reimbursement of fees for these procedures is reduced or unavailable, it will be more difficult for us to earn profits. Moreover, initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for future PET diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any reduction in the rates of or change of the conditions for reimbursement for such services could, among other things, substantially reduce the number of imaging procedures for which we can obtain reimbursement and otherwise have a material adverse effect on our revenues and financial results by decreasing demand for such services or creating downward pricing pressure. Because we have many fixed expenses both at the Company level and at each of our PET centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET center could significantly adversely affect our business.

The application or repeal of state certificate of need regulations could make it difficult to establish PET centers in other jurisdictions

         Some states require a Certificate of Need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging equipment, or the provision of diagnostic imaging services. We currently do not operate in any state which requires a Certificate of Need nor are we currently planning to do so. In many cases, a limited number of these certificates are available in a given state. If, however, we decide in the future to establish a PET center in a jurisdiction that has such requirements and we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to establish such facilities, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, the repeal of Certificate of Need regulations will lower barriers to entry for competition in any such jurisdictions.

If we fail to comply with various licensing, certification and accreditation standards, we may be subject to loss of licensing, certification or accreditation, which would adversely affect our operations

         Each of the states in which our PET Centers operate require that the imaging technologists that operate our PET systems be licensed or certified. In the healthcare industry, various types of organizations are required to be accredited in order to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Also, each of our PET Centers must continue to meet various requirements in order to receive payments from the Medicare program. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that, if required, we will be able to obtain accreditation with the applicable organizations. Any failure to obtain such accreditation or comply with any such requirements, or any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and result in material reductions in our revenues.

Managed care organizations may prevent healthcare providers from using our services, which would adversely affect our revenues

         Healthcare providers participating as providers under managed care plans may be required to refer patients which require diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. In some cases, these requirements currently restrict healthcare providers from using our diagnostic imaging services. The proliferation of managed care may prevent an increasing number of healthcare providers from using the services of our PET centers in the future, which would cause our revenues to decline.

We may be unable to effectively maintain our PET systems or generate revenues when our PET systems are not working

         Customarily, service to the PET systems in our PET centers, when required, has been timely provided pursuant to service contracts we obtain from the equipment manufacturers for each of the PET systems in our PET centers. Currently, we maintain service contracts with General Electric and CTI. It is customary for manufacturers of PET systems to provide service contracts for the PET systems sold by them as inducements for customers to purchase their equipment. While we are aware that there are independent service providers, we are currently dependent on our current service providers. Although our service providers are established companies, there can be no assurance that major repairs to our PET systems, if and when required, will be performed timely and effectively. Timely and effective service is essential to maintaining our reputation and high utilization rates for our PET systems. Our manufacturers' warranties, maintenance contracts, and business interruption insurance, may not fully compensate us for loss of revenue if our PET systems are not in service. The principal components of the operating costs of our PET centers include equipment and premises lease payments, depreciation, salaries paid to technologists and other PET center personnel, annual PET system maintenance costs and insurance. Because the majority of these costs are fixed, a reduction in the number of procedures performed at a PET center due to out-of-service equipment will result in lower revenues and margins. Thus, if we experience greater than anticipated PET system malfunctions or if we are unable to promptly obtain the service necessary to keep our PET systems functioning effectively so that we can perform PET scans, our revenues will be reduced.

Our current officers and directors maintain effective voting control over us

         Our officers and directors beneficially own approximately twenty-four percent (24%) of the currently outstanding shares of our common stock. While such ownership will not provide such persons with the absolute ability to cause shareholder votes to be determined in accordance with their desires, we are not aware of any other group that controls a block of votes equal or greater to the votes controlled by our officers and directors. Consequently, as a practical matter it may be difficult for other shareholders to determine the outcome of a shareholder vote in a manner different from that desired by our officers and directors.

         Moreover, because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to thereby control the business of the Company through their stock ownership.

We are not in compliance with rules requiring the adoption of certain corporate governance measures. This may result in shareholders having limited protections against interested director transactions, conflicts of interest and similar matters.

         The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (compliance dates for various provisions occur between July 31, 2005 and one year following listing on a national stock exchange) and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are in compliance with requirements relating to the adoption of a corporate Code of Ethics, establishing an Audit Committee and having the required number of independent directors on our Board of Directors. We are in the process of establishing a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of Annual and Interim Reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Because we intend to have our common stock listed on NASDAQ, we will be required to comply with all of these corporate governance practices that are applicable to us and incur the initial and ongoing costs associated with such compliance. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. There can be no assurance as to whether or when our common stock will be listed on NASDAQ.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

         Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

         We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2006 calendar year. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We lack control over the operations and decisions of Trident Growth Fund L.P.

         We own a limited partnership interest in Trident Growth Fund L.P. ("Trident") whose operations are controlled by its general partner, Trident Management, LLC, an independently owned entity. As of December 31, 2004, Trident had investments in private and public companies that are carried at an estimated fair market value of approximately $25 million. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values and are usually not liquid investments. As of December 31, 2004, our cumulative share of Trident's loss was $280,000. There is no assurance that Trident will generate profits in the future. As a limited partner, to the extent that Trident incurs future losses, our share of such losses may be significant and therefore could have a material adverse impact on us.

We do not intend to pay any dividends on our common stock in the foreseeable future

         We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although there are only a small number of shares of our preferred stock outstanding, the holders of our preferred stock have rights senior to the holders of our common stock with respect to any dividends. We may also incur indebtedness in the future in connection with equipment financings, acquisitions or otherwise that may prohibit or effectively restrict the payment of cash dividends on our common stock.

The liability of our officers and directors is limited

         The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to the Company and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the New York Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. In addition, we entered into an indemnification agreement with our officers and directors in January 2003 which provides for expanded indemnification rights for such individuals. As a result of the foregoing, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders. Notwithstanding the foregoing, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

We may maintain cash deposits in excess of federally insured limits with various banks

         The Federal Deposit Insurance Corporation (the "FDIC") insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC insured banks, the amounts of cash in these accounts may exceed federally insured limits. In the event of a failure of one of the banks where our funds are deposited, we would only be able to recover from the FDIC up to $100,000 of any funds which are lost.

Risks Related to our Securities and Capital Structure

The limited public trading market may cause volatility in the price of our common stock

         Our common stock is currently traded on the OTC Bulletin Board ("OTCBB") under the symbol "SKCO". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock. Approximately 2.1 million shares of our common stock, or approximately 32% of our outstanding shares of common stock, are freely tradable securities and trading volumes for our shares of common stock is limited. Following the completion of the private placement of our securities which commenced in October 2004, we intend to apply to list our shares on the NASDAQ Stock Market. There can be no assurance as to whether or when our shares of common stock will be so listed.

         The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

         The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Trading in our common stock over the last 12 months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices

         Shares of our common stock are traded on the OTCBB. Approximately 780 shares were traded on an average monthly basis for the twelve (12) months ended December 31, 2004. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

         We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

          o Investors may have difficulty buying and selling or obtaining market quotations;
          o    Market visibility for our common stock may be limited; and
          o lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Penny stock regulations may impose certain restrictions on marketability of the Company's securities

         The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

         Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

          o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
          o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
          o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
          o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
          o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Purchasers of penny stocks may have certain legal remedies available to them in the event the obligations of the broker-dealer from whom the penny stock was purchased violates or fails to comply with the above obligations or in the event that other state or federal securities laws are violated in connection with the purchase and sale of such securities. Such rights include the right to rescind the purchase of such securities and recover the purchase price paid for them.

Additional authorized shares of our common stock available for issuance may adversely affect the market

         The Company is authorized to issue 25,000,000 shares of common stock. As of December 31, 2004, there were 6,927,761 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). However, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company's 1999 Long-Term Incentive Stock Option Plan (the "Plan") or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which commenced in October 2004. As of December 31, 2004, the Company had outstanding stock options and warrants to purchase an aggregate of 2,964,600 shares of our common stock, the exercise prices of which 1,455,375 are exercisable at $4.00 per share and 1,509,225 are exercisable at prices ranging from $1.12 per share to $3.50 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. In addition, as of December 31, 2004, there are 929,000 shares of our common stock reserved for issuance under the Plan. Additionally, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance pursuant to a right of first refusal agreement entered into by us in April 2004 pursuant to which we agreed, if and when such agreement becomes effective, to issue to three unaffiliated investors, an aggregate of 50,000 shares of our common stock for each PET center established by us (subject to compliance with certain conditions and certain specified exclusions), provided that such investors exercise such right of first refusal and provide an aggregate of $250,000 of working capital for each such new PET center. To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders may experience additional dilution.

Shares eligible for future sale may adversely affect the market

         From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 6,581,003 shares of our common stock outstanding (which does not include 346,758 shares held in the Company's treasury), 4,495,750 shares have been issued for less than one year and are, therefore, not eligible for sale under Rule 144, 440,000 shares have been issued for more than one year and less than two years and are eligible for sale in compliance with Rule 144, subject to the volume and other limitations thereof, 321,668 shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k), without regard to the volume limitations thereunder. Of the 1,645,253 shares which have been issued and outstanding for more than two years, 100,001 of such shares are subject to lock-up agreements between the owners of such shares and the placement agent which is conducting the private placement of our securities which commenced in October 2004. See "Certain Relationships and Related Transactions - Related Party Transactions."

         In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to this Prospectus, may have an adverse effect on the market price of our publicly traded securities.

There are certain provisions in our Certificate of Incorporation and By-Laws that may entrench management and make their removal from office more difficult.

         Our Articles of Incorporation authorize the Board of Directors to issue preferred stock in classes or series, and to determine voting, redemption and conversion rights and other rights related to such class or series of preferred stock that, in some circumstances, if approved by our Board, could have the effect of preventing a merger, tender offer or other takeover attempt which the Board of Directors opposes. Such provisions could also exert a negative influence on the value of the shares of our common stock and of a shareholder's ability to receive the highest price for the shares of our common stock owned by them in a transaction that may be hindered by the operation of these provisions. In the event of the issuance of any shares of our preferred stock which contain any of the above features, such features may serve to entrench management and make their removal more difficult.


Our Business
------------

Our Services

         We presently own two PET Centers and manage three other PET Centers. As a part of our strategy we intend to acquire additional PET Centers which we will either own or manage. Our PET Centers perform diagnostic procedures utilizing positron emission tomography scanning equipment. Our PET Centers perform the PET scans on patients for the purpose of detecting cancer in its early stages. For the two PET Centers that we own directly, we earn net patient service revenues from the PET scans that are performed. Typically, the patients are insured by commercial insurance or Medicare or are self pay. For the three PET Centers which we manage we earn management fees which are based on the revenue collections of the PET Centers we manage. During 2004 and 2003 we generated net patient service revenues of $2.9 million and $2.3 million, respectively. During 2004 and 2003 we generated management revenues of $3.3 million and $2 million, respectively. Our total revenues for 2004 and 2003 were $6.2 million and $4.3 million, respectively.

Sales and Marketing

         Direct marketing of our services to physicians plays a primary role in our ability to increase patient procedures at our PET imaging centers. Our marketing specialists focus on developing increased scan volumes by introducing the availability of our PET services to physicians, keeping the medical community regularly apprised as new indications are approved for coverage and keeping physicians updated on our PET imaging and patient service capabilities.

         In addition, continuing physician education of PET capabilities and indications keep referring physicians aware of current applications and uses for PET imaging. Coupled with the work of our national management team, certain key members of our management team spend a portion of their time marketing our services and our PET imaging centers.

Our Suppliers

         The performance of positron emission tomography procedures requires the use of flouro-deoxy-glucose. We obtain our radioisotopes from two vendors with which we have entered into agreements. One vendor supply agreement covers four of our PET Centers (Rockville Center, Parsippany, Hialeah and Queens) and expires December 31, 2006. The other supply agreement covers our Wichita PET Center and is currently in default under the terms of the agreement. The supply agreements require us to purchase 90% of our radioisotopes from them at prices which are initially fixed but decrease based on reaching certain volume criteria. We believe we obtain our radioisotopes and other medical supplies at competitive prices and could find alternative sources at equally competitive prices. The performance of positron emission tomography procedures also requires the use of positron emission tomography scanning equipment. The positron emission tomography scanning equipment that we purchased for our first four PET Centers was financed by DVI Financial Services, Inc. who also financed the necessary leasehold improvements at these PET Centers. We obtained financing for the positron emission tomography scanning equipment and necessary leasehold improvements for our fifth PET Center from General Electric Capital. We believe that we will be able to obtain financing at competitive terms to enable the continued expansion of our PET operations.

Major Customers

         During 2004, $1,438,000, or 49% of net patient service revenue was from Medicare and $939,000, or 32% of net patient service revenue was from Blue Cross and Blue Shield. During 2003, $1,085,000, or 46% of net patient service revenue was from Medicare and $552,000, or 23% of net patient service revenue was from Blue Cross and Blue Shield. As of December 31, 2004, $91,000, or 28%, of patient accounts receivable were due from Medicare and $125,000, or 39%, of patient accounts receivable were due from Blue Cross and Blue Shield.

Competition

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

Governmental Regulations

Government Regulation

         We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations we are required to comply with in the conduct of our business. Among the statutes that we are required to comply with are the federal anti-referral law, commonly referred to as "Stark II," which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. PET imaging, as a nuclear medicine service, is currently not a designated health service under Stark II, so long as the service is not provided in a hospital inpatient or outpatient setting. Consequently, Stark II should not apply to restrict physicians from referring such patients to our PET centers. Additionally, we are subject to the federal anti-kickback law which prohibits any person from offering or receiving any remuneration for the referral of patients, or the inducement of the purchase of a service, covered by federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that may apply to us. Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as ours), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians. We are also subject to the Health Insurance Portability and Accountability Act of 1996 and the Federal False Claims Act which proscribe actions designed to defraud federal healthcare programs.

Research and Development

         We do not conduct research and development activities. We believe that our growth opportunity will be best achieved by utilizing positron emission tomography technologies that have already been developed and proven.

Our Employees

         As of December 31, 2004 we have 14 employees who are all full-time employees.

Item 2.  Description of Property

         We do not own any real property. We lease our executive offices located in New York, New York and our administrative offices in Boca Raton, Florida under short-term cancelable agreements. We lease space in a free standing building for our PET Center in Wichita, Kansas under a non-cancelable lease which initially expires in August of 2007. We lease real estate for our PET Center in Parsippany, New Jersey under a non-cancelable operating lease expiring in July 2012. We lease real estate for our PET Center in Rockville Center, New York under a non-cancelable operating lease which initially expires in May 2012. We lease real estate for our PET Center in Hialeah, Florida under a non-cancelable operating lease which initially expires in February 2008. We lease real estate for our PET Center in Queens under a non-cancelable operating lease which initially expires in May 2014.


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

                              Bid Prices
                             ------------
Quarter ended                High     Low
-------------                ----    ----
March 31, 2004              $2.85   $1.25
June 30, 2004               $3.26   $1.95
September 30, 2004          $3.50   $2.90
December 31, 2004           $3.55   $2.65

March 31, 2003              $3.40   $3.00
June 30, 2003               $3.55   $2.50
September 30, 2003          $2.70   $2.00
December 31, 2003           $2.45   $1.50

         As of February 24, 2005, there were approximately 5,141 holders of record of our common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

         Preferred Stock - As of December 31, 2004, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2004.

Private Placement Offerings
---------------------------

         During 2003, we commenced a private placement offering and sold 440,000 shares of common stock for $2.50 per share. We incurred offering costs of $29,000 and received net proceeds of $1,071,000. Theodore Shapiro, a Director of the Company and our Chief Executive Officer purchased 50,000 of the shares in exchange for $125,000 of deferred salary owed to him. Dr. Stephen A. Schulman, a Director of the Company and the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., a wholly owned subsidiary, purchased 50,000 of the shares in exchange for $125,000 of deferred salary owed to him. We did not pay any commissions or compensation in connection with this private placement.

         On November 29, 2004, December 29, 2004 and January 13, 2005 we closed on three rounds of a private placement of our securities. In total we sold 3,750,000 shares of common stock for $2 per share or $7,500,000. The purchasers of the shares received warrants to buy a total of 1,875,000 shares for $4 per share. Joseph Stevens & Company, Inc. acted as our placement agent on the offering and received a cash commission fee of 9% of the gross proceeds, a cash consulting fee of 2% of the gross proceeds, a non-accountable expense allowance equal to 1% of the proceeds and the right to receive warrants to purchase 1,125,000 shares of common stock for $2.00 per share. We are required to file a registration statement to register the shares sold and the shares underlying the warrants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment (our "PET Centers"). PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of December 31, 2004, we own and or operate five PET Centers.

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

         The key factor that management uses to evaluate our operating performance is individual PET Center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve increasing revenue trends and it is that evaluation that management uses in order to determine whether a PET Center's sales and marketing efforts are effective. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives, it is critical that we begin to develop a trend of increasing working capital that is derived from our operations.

         We manage our PET Centers either through direct ownership or through Turnkey License and Services Agreements or Administrative Services Agreements. For the PET Centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET Centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET Centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET Center is established is based primarily on laws that exist for PET Center ownership in the state in which the PET Center is established.

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for 2004 and 2003 were 40 and 82, respectively. The decrease in days sales outstanding relates to center maturation and increased utilization of electronic billing. As of December 31, 2004, patient accounts receivables, net of contractual allowances and allowances for doubtful accounts is $320,000. Contractual adjustments are recorded based on actual experience.

         The following table presents our accounts receivable aging by payor class as of December 31, 2004:

                                                            91 days
                                   31-60         61-90        or
                     Current       days          days       greater        Total
                    ----------   ----------   ----------   ----------   ----------
Managed care        $  125,000   $   51,000   $   20,000       12,000   $  208,000
Medicare/Medicaid       67,000        7,000       10,000        6,000       90,000
Commercial               2,000        7,000        7,000        2,000       18,000
Private pay              1,000        1,000        1,000        1,000        4,000
                    ----------   ----------   ----------   ----------   ----------
Total               $  195,000   $   66,000   $   38,000   $   21,000   $  320,000
                    ==========   ==========   ==========   ==========   ==========

         In evaluating the collectibility of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of December 31, 2004, our receivables do not include any amounts which are in legal collections.

Results of Operations
---------------------

         The following discusses and compares our results of operations for the years ended December 31, 2004 and 2003.

Revenues

         Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for 2004 represent an increase of approximately $1.9 million from 2003 of which $586,000 was an increase in net patient service revenues and $1.3 million was an increase in management fees.

         The net patient service revenues of both the PET Centers that we directly own trended upwards from the prior year. Our PET Center in Wichita, Kansas, increased its revenues by $100,000 or 11% and was operational for all of 2004 and 2003. Our PET Center in Parsippany, New Jersey, which became operational in February of 2003, increased its revenues by $486,000, or 33%.

         We also experienced an upward revenue trend from both of our PET Centers in which we generate management fees. Our PET Center in Long island, New York, increased its management fees by $676,000 or 50%, and was operational for all of 2004 and 2003. Our PET Center in Hialeah, Florida, which became operational in February of 2003, increased its revenues by $644,000, or 105%. Our newest PET Center, located in Queens, New York, became operational in December of 2004 and will not start generating management fees until 2005.

         Overall, our PET Centers produced a 44% increase in revenues from 2003 which we attribute to the success of our marketing efforts and the increased awareness of our PET Centers by the physicians to whom we market our services.

Operating Expenses

         The operating expenses of PET Centers that were generating revenues increased $700,000, or 24% from 2003 to 2004. A significant portion of our operating expenses are patient service related costs which by their nature fluctuate variably based on revenue increases or decreases. Our revenues increased by 44% from 2003 to 2004 and the 24% increase in operating expenses was in-line with management's expectations. Operating expenses of the Queens PET Center, which did not start generating revenues until 2005, had expenses of $116,000. Corporate operating expenses for 2004 remained relatively level 2003, decreasing $15,000, or 1%. We anticipate that if we develop new PET Centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET Centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel and in January 2005, we entered into an employment agreement with a operations executive at an annual salary of $140,000.

Interest Expense

Interest expense decreased $50,000 when comparing 2004 and 2003. The decrease in interest expense is the result of an overall lower average debt balance during 2004.

Equity Method Investments

         As of December 31, 2004, we held a 24.1% limited partnership interest in Trident Growth Fund L.P., formerly Sagemark Capital LP. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $231,000 and $218,000, respectively for 2004 and 2003. As of December 31, 2004, our cumulative share of Trident Growth Fund L.P.'s loss was $280,000. As of December 31, 2004, Trident Growth Fund L.P. had $24.9 million of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

         The income of our PET Centers that is allocable to the minority shareholders of our PET Centers for 2004 and 2003 was $533,000 and $178,000, respectively. To the extent that our PET Centers in Rockville Centre, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

         On December 31, 2004, we had working capital of approximately $3 million, compared to a working capital deficiency of $1.3 million at December 31, 2003. Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows includes debt service, capital expenditures and capital distributions.

         Our principal sources of working capital during 2004 included $1.2 million generated from our operating activities, as compared to $170,000 during 2003, $4.9 million of net proceeds from the sale of common stock, as compared to $1.07 million during 2003, and $503,000 from debt proceeds, as compared to $2.5 million during 2003. The increase in cash flows from operations was the direct result of a 44% increase in revenues. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature, however, in January 2005 we received net proceeds of $1.4 million from the final closing on a private placement offering. Cash flows from debt issuances fluctuate based on when we establish new centers and the nature of the debt incurred to finance them. During 2003 we established two new centers compared to one center in 2004 and accordingly, cash flows from debt issuances were greater in 2003 than 2004.

         Our principal uses of working capital during 2004 included $1.1 million of loan and capital lease payments, as compared to $684,000 during 2003, $460,000 for capital expenditures, as compared to $2.4 million during 2003, and $701,000 in distributions paid to minority interest investors, as compared to $216,000 during 2003. The increase in debt service requirements for 2004 was the direct result of the new financings incurred to establish PET Centers. We anticipate that as new PET Centers are developed our cash used to service the corresponding debt will increase and will continue to be a significant use of our cash.

         Working capital includes $320,000 of net patient accounts receivable of which $125,000, or 39%, was due from Blue Cross and Blue Shield and $90,000, or 28%, was due from Medicare.

         In January 2005, we closed on an additional private placement and received net proceeds of $1.4 million. This additional funding, in conjunction with our $3 million of working capital as of December 31, 2004 provided us with necessary working capital to meet our current and long-term working capital needs which are discussed in the following paragraphs. In addition, to the extent that our existing PET Centers continue a trend of generating working capital from their operations, we will have the working capital necessary to continue the development of new PET Centers.

         On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2004 $1.2 million has been advanced.

         We currently operate five PET Centers. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of December 31, 2004, we have entered into five separate long-term service contracts to provide for such maintenance which require monthly payments which range from of $9,167 to $12,917, plus applicable sales tax, for each such contract. The premises in which the centers conduct their operations are leased and as of December 31, 2004 our premises lease commitments approximate $30,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.4 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET Center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for Queens PET Center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of December 31, 2004 we are compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

Item 7.  Financial Statements

         Our financial statements begin on page F-1 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance With Section 16(a) of the Exchange Act

         Officers are elected by, and serve at the pleasure of our board of directors. Set forth below is information concerning our directors and executive officers as of December 31, 2004.

Name                         Age    Position with the Company
----                         ---    -------------------------
Theodore B. Shapiro          69     Chief Executive Officer, President, and
                                     Director
Edward D. Bright             68     Chairman of the Board
Dr. Stephen A. Schulman      69     Director, and Chief Executive Officer of
                                     Premier P.E.T. Imaging International, Inc.
George W. Mahoney            44     Chief Financial Officer
Robert L. Blessey            59     Director and Secretary
Dr. Abdallah S. Mishrick     70     Director, Audit Committee Financial Expert

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

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

         The following table presents compensation information related to our chief executive officer and other executive officers who received or accrued compensation from us in excess of $100,000 (on an annualized basis) for the year 2004, our last completed fiscal year.

                                                                                    Long-term Compensation
                                                                                ------------------------------
                                                                                     Awards           Payouts
                                                                                -------------------   --------
                                                    Annual Compensation                    Securi-
                                               ------------------------------               ties
                                                                      Other     Restri-     Under-                All
                                                                      Annual    stricted    lying      LTIP      Other
                                                                      Compen-    Stock     Options/   Payouts    Compen-
Name and Principal Position             Year    Salary      Bonus     sation     Awards     SARs(#)     ($)      sation($)
---------------------------             ----   --------    -------   --------   --------   --------   --------   ---------
Theodore B. Shapiro,
 Chief Executive Officer and            2004   $100,000(a)      --    $24,000(c)      --        --          --          --
 President                              2003   $200,000(a)      --    $24,000(c)      --        --          --          --

Stephen A. Schulman,
 Director, and
 Chief Executive Officer of
 Premier P.E.T. Imaging                 2004   $ 25,000(b)      --    $ 6,000(c)      --         --         --          --
 International, Inc.                    2003   $160,000(b)      --    $ 6,000(c)      --         --         --          --

George W. Mahoney,
 Chief Financial Officer                2004   $188,859    $15,000    $13,200(c)      --         --         --          --
                                        2003   $149,154         --    $13,200(c)      --         --         --          --

     (a) During 2003, Mr. Shapiro exchanged $125,000 of salary owed to him for 50,000 shares of Common Stock. During 2004, Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of Common Stock. On July 1, 2004, Mr. Shapiro agreed to amend his employment agreement which would include a reduction of his base annual salary to $100,000 effective for 2004.
     (b) All of Dr. Schulman's 2003 and 2002 salaries were voluntarily deferred by him. In March 2003 Dr. Schulman exchanged $125,000 of his deferred salary for 50,000 shares of our common stock. On December 30, 2003, Dr. Schulman, pursuant to an amendment to his employment agreement, waived accrued and unpaid salaries of $293,000. In 2004, Dr. Schulman provided services valued at $25,000, and such amount was recorded as salaries and benefits expense. At December 31, 2004 the $25,000 has not been paid and is included in accrued payroll.
     (c)  Other annual compensation consists of fringe benefits.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

         The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2004.

                                                     Number of
                                                     Securities             Value of
                                                     Underlying            Unexercised
                                                     Unexercised           In-the-Money
                                                    Options/SARs           Options/SARs
                            Shares                  at Year End(#)         at Year End($)
                           Acquired     Value    --------------------   --------------------
                             On         Real-    Exercis-  Unexercis-   Exercis-   Unexercis-
Name                      Exercise(#)   ized($)    able       able       able        able
-------------------       -----------  --------  --------  ----------  ----------  ----------
Theodore B. Shapiro (1)       --         --            --          --          --          --
Dr. Stephen A. Schulman       --         --       100,000          --    $219,000          --
George W. Mahoney             --         --        45,000          --    $ 72,000          --

(1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro owns 10%. None of the warrants owned by Tara Capital, Inc. were exercised in 2004. As of December 31, 2004, of the number of securities underlying the warrants owned by Tara Capital, Inc., the 375,000 shares, having a year end value of $833,125 were exercisable.

Compensation of Directors
-------------------------

         We do not have a standard arrangement to compensate the members of our board of directors for serving in such capacity.

         On June 14, 2001, we entered into an agreement to pay Edward D. Bright, Chairman of the Company's board of directors, $70,000 a year for one year. In addition, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.70 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. During 2003 $2,000 of such compensation expense was recognized as an expense and as of December 31, 2004 there remains no deferred compensation relating to this warrant.

         On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Robert L. Blessey, a member of our board of directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. Mr. Blessey is our general counsel and during 2004 and 2003 we paid him $199,000 and $60,000, respectively, for legal services which he provided to us.

         In January 2003 Dr. Mishrick was appointed to our board of directors and we agreed to pay him a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month.

Employment Agreements
---------------------

         On May 25, 2001 we entered into an employment agreement with Mr. Shapiro, our President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. During 2003, Mr. Shapiro exchanged $125,000 of salary owed to him for 50,000 shares of common stock. During 2004, Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of common stock. On July 1, 2004, Mr. Shapiro agreed to amend his employment agreement which would include a reduction of his base annual salary to $100,000 effective 2004. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of the Company's net pre-tax profits. On October 14, 2004, the Company and Mr. Shapiro executed an amendment to his employment agreement which effectively limits his annual bonus to $200,000 for years 2004, 2005 and 2006. Mr. Shapiro has not received any annual bonus under his employment agreement through December 31, 2004. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of the Company's common stock for each $1,000,000 of net pre-tax profits earned by the Company each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also gave Tara Capital, Inc., a company owned by Mr. Shapiro and his relatives, a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred. On March 25, 2005, the term of Mr. Shapiro's Employment Agreement was extended to March 24, 2010.

         On May 17, 2001 we entered into an employment agreement with Dr. Stephen A. Schulman to serve as the Chief Executive Officer of Premier P.E.T. Imaging International, Inc. for a term of five years. We also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares issuable pursuant to the warrant. The fair market value of the common stock on the date Dr. Schulman's warrant was granted equaled the exercise price and no compensation expense was incurred. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrues any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of common stock. In 2004, Dr. Schulman provided services valued at $25,000, and such amount was recorded as salaries and benefits expense. At December 31, 2004 the $25,000 has not been paid and is included in accrued payroll. On March 25, 2005, the term of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

         On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the acquisition of Premier P.E.T. Imaging International, Inc., Mr. Mahoney's annual base salary was increased to $140,000 and subsequently increased to $185,400. In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of our common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table presents certain information regarding the beneficial ownership of our Common Stock as of December 31, 2004 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

         Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2004 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                             Amount                Percent
                                           and Nature                of
                                               of                  Common
                                           Beneficial              Stock
Name and address of Beneficial Owner       Ownership            Outstanding(a)
------------------------------------       ----------           --------------
Officers and Directors:
 Theodore B. Shapiro
 3505 S. Ocean Blvd.
 Highland Beach, FL 33487                   278,432(b)                 4%

 Dr. Stephen A. Schulman
 501 S. Ocean Blvd.
 Boca Raton, Florida 33432                  623,752(c)                 9%

 George W. Mahoney
 21082 Sweetwater Lane North
 Boca Raton, FL 33428                        45,000(d)                 1%

 Edward D. Bright
 33 Harbor Drive West
 Blue Point, NY 11715                        71,879(e)                 1%

 Robert L. Blessey
 51 Lyon Ridge Road
 Katonah, NY 10536                          571,811(f)                 9%

Officers and directors as
 a group (5 persons)                      1,590,874(h)                22%

(a) The "Percent of Common Stock Outstanding" is based on the 6,581,003 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(b) Includes 213,334 shares directly owned by Mr. Shapiro and 10% of (i) 275,997 shares of common stock owned by Tara Capital, Inc., (ii) 275,000 shares of common stock issuable to Tara Capital, Inc. pursuant to two fully vested common stock purchase warrants owned by it, and (iii) 100,000 shares of common stock constituting the number of vested shares issuable to Tara Capital, Inc. pursuant to another common stock purchase warrant owned by it. Tara Capital, Inc. is a company owned by Mr. Shapiro and certain of his relatives. Mr. Shapiro owns 10% of Tara Capital, Inc.

(c) Includes 120,860 shares directly owned by Dr. Schulman, 402,892 shares owned by Pamels Corp., a company controlled by Dr. Schulman, and 100,000 shares issuable to Dr. Schulman representing the vested portion of a stock purchase warrant.

(d) Includes 45,000 shares issuable to Mr. Mahoney representing the vested portion of a stock option.

(e) Includes 9,379 shares owned by Mr. Bright and 62,500 shares issuable to Mr. Bright representing the vested portion of a stock option and stock purchase warrants.

(f) Includes 33,334 shares directly owned by Mr. Blessey, 525,977 shares owned by Bocara Corp., a company controlled by Mr. Blessey and 12,500 shares issuable to Mr. Blessey representing the vested portion of a stock purchase warrant.

(h) Includes 1,333,374 shares owned by the officers and directors and an aggregate of 257,500 shares issuable to the officers and directors representing the vested portion of stock options and stock purchase warrants.

Item 12. Certain Relationships and Related Transactions

         Robert L. Blessey is a member of the Company's board of directors and is the Company's general counsel. During 2004 and 2003 the Company incurred $233,000 and $150,000 of legal fees., respectively, to Mr. Blessey. At December 31, 2004 the Company owes Mr. Blessey $443,000.

         Dr. Stephen A. Schulman is a member of the Company's board of directors and the Chief Executive Officer of Premier. During each of 2004 and 2003, the Company made aggregate lease payments of $68,000 for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During 2004 and 2003 the Company incurred billing and collection expenses of $94,000 and $62,000, respectively, and CT Fusion Scan fees of $25,000 and $38,000, respectively, both payable to companies controlled by Dr. Schulman. At December 2004 the Company owes such entities $221,000. During 2004 and 2003, $52,000 and $111,000,respectively, of net patient service revenue was from an entity owned by Dr. Schulman.

         On May 14, 2001 the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (the "Sellers") for 6,000 shares of the Company's common stock. Theodore B. Shapiro, the Company's Chief Executive Officer, President and a member of the Company's board of directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of the Company's board of directors, is a shareholder of Bocara Corporation. Dr. Schulman, a member of the Company's board of directors and Chief Executive Officer of Premier is a shareholder of Pamels Corp. The Sellers will receive an additional 319,500 shares of the Company's common stock for each of the first six PET Centers established by Premier if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

Item 14. Principal Accountants Fees and Services.

         During 2004 and 2003, we were billed the following fees by MOORE STEPHENS, P.C.:

                                           2004         2003
                                        ----------   ----------
                 Audit Fees             $   79,000   $   62,000
                 Tax Fees                   20,000       15,000
                 Other Fees                              10,000
                                        ----------   ----------
                                        $   99,000   $   87,000
                                        ==========   ==========

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

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
-------------------------------
Chief Executive Officer,
President and Director
April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
-------------------------------
Chief Executive Officer,
President and Director
April 14, 2005

/s/ EDWARD D. BRIGHT
-------------------------------
Chairman of the Board
April 14, 2005

/s/ GEORGE W. MAHONEY
-------------------------------
Chief Financial Officer
April 14, 2005

/s/ ROBERT L. BLESSEY
-------------------------------
Secretary and Director
April 14, 2005

/s/ STEPHEN A. SCHULMAN, M.D.
-------------------------------
Director
April 14, 2005

/s/ ABDALLAH S. MISHRICK, M.D.
-------------------------------
Director
April 14, 2005

Index to Exhibits and
-----------------
Exhibit No.   Description of Document
-----------   -----------------------
(3)(i)        Certificate of Incorporation (Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(3)(ii) By-laws (Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(10.1)        Employment agreement with Elizabeth Farrell Longton

(10.2) Amendment to Stephen A. Schulman's Executive Employment Agreement dated as of May 21, 2001.

(10.3) Amendment to Theodore B. Shapiro's Executive Employment Agreement dated as of May 21, 2001.

(21)          Subsidiaries of the Registrant

(31.1)        Chief Executive Officer Certification.

(31.2)        Chief Financial Officer Certification

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)        Financial Statements


We filed Reports on Form 8-K on August 9, 2004 and December 3, 2004 as well as on January 3, 2005 and January 18, 2005, subsequent to the period covered by this Report, all of which are incorporated herein by reference thereto.