Form 10QSB
period 2005-03-31
SAGEMARK COMPANIES LTD
filed 2005-05-20
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2005


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 14, 2005, the registrant had 7,767,011 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.
Yes [ ]; No [X]

                           THE SAGEMARK COMPANIES LTD.
                           --------------------------

                                   FORM 10-QSB
                                   -----------

                                 MARCH 31, 2005
                                 --------------


                                      INDEX
                                      -----




PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .3

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . .3

Consolidated Statements of Operations for the Three Months
 Ended March 31, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Comprehensive Loss for the
 Three Months ended March 31, 2005 and 2004 (Unaudited). . . . . . . . . . . .5

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)  . . . . . . . .6-7

Consolidated Statements of Cash Flows for the Three Months
 Ended March 31, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . . . .8-9

Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . .10-15

Item 2.  Management's Discussion and Analysis of Financial
 Condition And Results of Operations . . . . . . . . . . . . . . . . . . .15-21

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .22

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24-28

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of March 31, 2005 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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







MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
May 12, 2005

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Operations
For the Three Month Periods Ended March 31,                 2005           2004
-------------------------------------------------------------------------------
Revenues:
 Net patient service revenue                         $   820,000    $   619,000
 Net patient service revenue, related party                4,000        134,000
 Management fees                                         638,000        820,000
-------------------------------------------------------------------------------
Total revenues                                         1,462,000      1,573,000
-------------------------------------------------------------------------------
Operating expenses:
 Patient service costs and expenses - FDG                185,000        202,000
 Patient service costs and expenses, related party         5,000          9,000
 Patient service costs and expenses, other                36,000         41,000
 Radiology expense                                        69,000         53,000
 Equipment maintenance                                   135,000         81,000
 Professional fees                                       106,000        107,000
 Legal fees, related party                                33,000         67,000
 Billing and collection fees, related party               22,000         20,000
 Salaries, payroll taxes and fringe benefits             333,000        265,000
 Consulting fees                                         110,000             --
 Consulting fees, related party                           17,000             --
 Rent, related party                                      17,000         17,000
 Other general and administrative expenses               510,000        263,000
 Depreciation and amortization                           395,000        320,000
 Provision for bad debts                                      --          9,000
-------------------------------------------------------------------------------
Total operating expenses                               1,973,000      1,454,000
-------------------------------------------------------------------------------
(Loss) income from operations                           (511,000)       119,000
Interest expense                                        (182,000)      (159,000)
Interest income                                           25,000             --
Other income                                                  --          2,000
-------------------------------------------------------------------------------
Loss from operations before share of earnings
 of unconsolidated affiliate and minority
 interest in income of subsidiaries                     (668,000)       (38,000)
Share of earnings of unconsolidated affiliate            153,000        122,000
Minority interest in income of subsidiaries              (50,000)      (100,000)
-------------------------------------------------------------------------------
Loss before income tax provision                        (565,000)       (16,000)
Income tax provision                                      (6,000)       (17,000)
-------------------------------------------------------------------------------
Net loss                                             ($  571,000)   ($   33,000)
===============================================================================
Basic and diluted loss per common share:
 Net loss                                            ($     0.08)   ($     0.02)
===============================================================================
Weighted average common shares outstanding             7,308,353      2,122,725
===============================================================================

See Notes to Unaudited Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
For the Three Month Periods Ended March 31,                 2005           2004
-------------------------------------------------------------------------------

Net loss                                               ($571,000)     ($ 33,000)
Other comprehensive income:
 Unrealized holding gains on
  available for sale securities                            9,000          8,000
-------------------------------------------------------------------------------
   Total unrealized investment holding gains               9,000          8,000
-------------------------------------------------------------------------------
Comprehensive loss                                     ($562,000)     ($ 25,000)
===============================================================================

See Notes to Unaudited Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2005
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash                                                                 $ 5,570,000
Patient accounts receivable, net                                         414,000
Patient accounts receivable, related party                                12,000
Management fees receivable                                               227,000
Marketable securities, current                                            20,000
Other current assets                                                     249,000
--------------------------------------------------------------------------------
Total current assets                                                   6,492,000
--------------------------------------------------------------------------------

FIXED ASSETS:
Furniture, fixtures, equipment and
 leasehold improvements, net                                           4,493,000
Equipment held under capitalized lease obligations, net                1,847,000
--------------------------------------------------------------------------------
Total fixed assets, net                                                6,340,000
--------------------------------------------------------------------------------

OTHER ASSETS:
Investment in unconsolidated affiliate                                 2,464,000
Goodwill                                                               4,811,000
Other assets                                                             314,000
--------------------------------------------------------------------------------
Total other assets                                                     7,589,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $20,421,000
================================================================================

See Notes to Unaudited Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of March 31, 2005
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $    977,000
Accounts payable, related parties                                       439,000
Accrued payroll                                                          70,000
Accrued dividends                                                        44,000
Other accrued expense                                                    76,000
Current portion of notes payable                                      1,233,000
Current portion of capitalized lease obligations                        182,000
--------------------------------------------------------------------------------
Total current liabilities                                             3,021,000
--------------------------------------------------------------------------------

LONG-TERM DEBT:
Notes payable                                                         3,840,000
Subordinated notes payable                                              392,000
Deferred interest on subordinated notes payable                          83,000
Capitalized lease obligations                                         1,803,000
--------------------------------------------------------------------------------
Total long-term debt                                                  6,118,000
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (footnote 5)                              - - - -

MINORITY INTEREST                                                       767,000
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share                                3,000
Common stock, par value $0.01 per share, (25,000,000
 shares authorized, 8,113,769 shares issued and 7,767,011
 shares outstanding as of March 31, 2005)                                77,000
Additional paid-in-capital, common stock                             71,959,000
Accumulated other comprehensive loss                                    (31,000)
Accumulated deficit                                                 (59,803,000)
Deferred stock compensation expense                                      (4,000)
Less common stock in treasury, at cost                               (1,686,000)
--------------------------------------------------------------------------------
Total shareholders' equity                                           10,515,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 20,421,000
===============================================================================

See Notes to Unaudited Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Month periods Ended March 31,                 2005           2004
--------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net loss                                             ($  571,000)   ($   33,000)
Adjustments to reconcile net loss
 to net cash - operating activities:
   Depreciation and amortization                         395,000        320,000
   Share of earnings of unconsolidated affiliates       (153,000)      (122,000)
   Stock option compensation expense                       1,000          1,000
   Provision for bad debt expense                             --          9,000
   Minority interest in income of subsidiaries            50,000        100,000
   Change in assets and liabilities:
     Patient accounts receivable, net                    (94,000)       (77,000)
     Patient accounts receivable, related party          (12,000)            --
     Management fees receivable                            1,000       (169,000)
     Other current assets                                  4,000        (58,000)
     Accounts payable                                    118,000        139,000
     Accounts payable, related parties                  (123,000)        72,000
     Accrued payroll and related expenses                 19,000         55,000
     Other accrued expense                                 2,000        (29,000)
     Deferred interest on subordinated notes payable      10,000          8,000
--------------------------------------------------------------------------------
Net cash - operating activities                         (353,000)       216,000
--------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES
Purchase fixed assets                                    (35,000)            --
Deposits                                                (108,000)       (31,000)
--------------------------------------------------------------------------------
Net cash - investing activities                         (143,000)       (31,000)
--------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from private placement offering               1,678,000             --
Offering costs                                          (300,000)            --
Payments on notes payable                               (266,000)      (295,000)
Payments on capital lease obligations                    (11,000)       (10,000)
Distributions to minority interest investors            (100,000)       (85,000)
--------------------------------------------------------------------------------
Net cash - financing activities                        1,001,000       (390,000)
--------------------------------------------------------------------------------
Net increase (decrease) in cash                          505,000       (205,000)
Cash - Beginning of the period                         5,065,000        526,000
--------------------------------------------------------------------------------
Cash - End of the period                             $ 5,570,000    $   321,000
===============================================================================

                                                                     (continued)

See Notes to Unaudited Consolidated Financial Statements.

The Sagemark Companies Ltd. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31,                  2005           2004
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                 $134,000       $151,000
Income taxes                                             $  6,000       $ 17,000

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2004:

     On March 1, 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $275,000 of accrued salary for 110,000 shares of common stock.

See Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Sagemark Companies Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments (adjustments are of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2) Accounting Policies

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the December 31, 2004 Form 10-KSB.

(a) Basic and Diluted Loss Per Share
    --------------------------------

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

     As of March 31, 2005 warrants and options issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 671,000 shares of common stock at prices ranging from $1.13 to $3.91 per share were outstanding. In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. For the three month periods ended March 31, 2005 and 2004, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

(b) Stock-based Compensation
    ------------------------

     The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three month periods ended March 31, 2005 and 2004 is as follows:

Three Months ended March 31,                   2005          2004
-----------------------------------------------------------------
Net loss as reported                     ($ 571,000)   ($  33,000)
Add:  Stock-based employee
 compensation included in the
 statement of operations                      1,000         1,000
Deduct:  Stock-based employee
 compensation as determined under
 fair value based method                    (27,000)      (20,000)
-----------------------------------------------------------------
Pro forma net loss
 under SFAS No. 123                      ($ 597,000)   ($  52,000)
=================================================================

Basic and Diluted Loss
 per Common Share:
  As reported                            ($    0.08)   ($    0.02)
=================================================================
  Pro forma under SFAS No. 123           ($    0.08)   ($    0.02)
=================================================================

     On March 25,2005, the Board of Directors of the Company approved extensions of the terms of all options and warrants(605,000 potential shares) held by officers and directors of the Company, and their designees and transferees, by five years. On May 17, 2005, the Board of Directors of the Company rescinded the March 25, 2005 Board resolution as it pertains to extending the terms of all options and warrants held by officers and directors of the Company.

(c) Concentration of Credit Risk
    ----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2005 the Company had $5,304,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended March 31, 2005, $377,000, or 46% of net patient service revenue was Medicare and $207,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. During the three month period ended March 31, 2004, $315,000, or 42% of net patient service revenue was from Medicare and $177,000, or 24% of net patient service revenue was from Blue Cross/Blue Shield. As of March 31, 2005, $137,000, or 32%, of patient accounts receivable were due from Medicare and $157,000, or 37%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(3) Investment in Unconsolidated Affiliate

     The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P. ("Trident" or the "Partnership") and, as of March 31, 2005, all but $188,000 of such contributions has been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

     The Company's March 31, 2005 investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                     $  4,920,000
Subscription payable at inception                       (333,000)
----------------------------------------------------------------
Capital contributions paid-in at inception             4,587,000
Expenses allocated to Trident in 1999                   (557,000)
Sale of 27% limited partnership interest              (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                145,000
Cumulative equity method loss                           (127,000)
----------------------------------------------------------------
Equity method investment balance                    $  2,464,000
================================================================

     At March 31, 2005 the equity method investment balance of $2,464,000 is $582,000 less than the amount of underlying equity in net assets, $3,046,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the quarter ended March 31, 2005 would be reduced by $582,000; and the equity method investment balance at March 31, 2005 would be $3,046,000. The Company does not have operating control as it relates to Trident Growth Fund, L.P.

     The condensed results of operations and financial position of Trident is summarized in the following table.

Three Months Ended March 31,           2005             2004
------------------------------------------------------------
Income                             $571,000         $646,000
Operating expenses                 (538,000)        (546,000)
Investment gains                    601,000          407,000
------------------------------------------------------------
Net income                         $634,000         $507,000
============================================================

As of March 31, 2005
--------------------------------------------------
Investments at fair value             $ 23,557,000
Other assets                             7,761,000
SBA debentures                         (18,365,000)
Other liabilities                         (315,000)
--------------------------------------------------
Partnership capital                   $ 12,638,000
==================================================

(4) Private Placement

     On January 13, 2005, the Company consummated a third and final closing in connection with a private placement of its securities (the "Private Placement") pursuant to a Placement Agency Agreement entered into between it and Joseph Stevens & Company, Inc., as Placement Agent (the "Placement Agent"), dated October 14, 2004 (the "Agency Agreement"). The securities sold at such closing consisted of Units comprised of shares of the Company's common stock (the "Shares") and warrants to purchase shares of the Company's common stock (the "Warrants"). At such closing, the Company sold an aggregate of 839,250 Shares at a purchase price of $2.00 per Share and delivered Warrants to purchase an aggregate of 419,625 shares of the Company's common stock at an exercise price of $4.00 per share.

     The Warrants entitle the holders to purchase shares of the Company's common stock reserved for issuance thereunder (the "Warrant Shares") for a period of five years from the date of issuance at an exercise price of $4.00 per share. The Warrants contain certain anti-dilution rights and are redeemable by the Company, in whole but not in part, on terms specified in the Warrants.

     Under the terms of the Agency Agreement, the Placement Agent received, among other compensation, a cash commission fee of nine (9%) percent of the gross proceeds to the Company of the securities sold at such closing, a cash consulting fee of two (2%) percent of the gross proceeds of the securities sold at such closing, plus a non-accountable expense allowance equal to one (1%) percent of such proceeds.

     In addition, pursuant to the terms of the Agency Agreement, the Company agreed to issue to the Placement Agent, as partial consideration for its services under the Agency Agreement, warrants to purchase shares of the Company's common stock during a period of five years in an amount equal to 20% of the Shares sold in the Private Placement and 20% of the number of Warrant Shares issuable pursuant to Warrants issued to investors in the Private Placement (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable at $2.00 per share, contain substantially the same anti-dilution rights as the Warrants, and provide for cashless exercise. On January 13, 2005, the Company issued to the Placement Agent, warrants to purchase an aggregate of 271,775 shares of common stock for $2.00 per share.

     Pursuant to the Agency Agreement, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the shares of the Company's common stock reserved for issuance under the Placement Agent Warrants. If such Registration Statement is not filed within the required time frame, or does not become effective within the required time frame, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to issue to the investors in the Private Placement, additional Shares and to increase the number of Warrant

Shares for each thirty (30) day period in which the Company fails to comply with such requirements, all as more specifically provided in the Agency Agreement.

     The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

(5) Employment Agreements

     On January 25, 2005, the Company entered into an employment agreement with Elizabeth Farrell Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of 140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 and an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the common stock on the date of grant for each instance in which (i) future PET Centers commence operations and (ii) future PET Centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price and no compensation expense was incurred.

     On March 25, 2005, the Board of Directors of the Company approved extensions of the Employment Agreement between the Company and Theodore B. Shapiro, President and Chief Executive Officer of the Company, and the Employment Agreement between Dr. Stephen A. Schulman and Premier P.E.T. Imaging International, Inc. ("Premier"), through and including March 24, 2010. In addition, the Board of Directors of the Company, on such date, approved extensions of the terms of all options and warrants held by officers and directors of the Company, and their designees and transferees, through and including March 24, 2010. On May 17, 2005, the Board of Directors of the Company rescinded the March 25, 2005 resolution as it pertains to extending the terms of all options and warrants held by officers and directors of the Company.

(6) Related Party Transactions

     Robert L. Blessey is a member of the Company's board of directors and is the Company's general counsel. During the three month periods ending March 31, 2005 and 2004 the Company incurred $137,000 (of which $104,000 was recorded as stock offering costs) and $67,000, respectively, of legal fees to Mr. Blessey. At March 31, 2005 the Company owes Mr. Blessey $318,000.

     Dr. Stephen A. Schulman is a member of the Company's board of directors and the Chief Executive Officer of Premier. During each of the three month periods ending March 31, 2005 and 2004, the Company made aggregate lease payments of $17,000 for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During the three month periods ending March 31, 2005 and 2004 the Company incurred billing and collection expenses of $22,000 and $20,000, respectively, and CT Fusion Scan fees of $5,000 and $9,000, respectively, both payable to companies controlled by

Dr. Schulman. At March 31, 2005 the Company owes such entities $121,000. During the three month periods ending March 31, 2005 and 2004, $4,000 and $134,000, respectively, of net patient service revenue was from an entity owned by Dr. Schulman and as of March 31, 2005 such entity owes the Company $12,000.

(7) Subsequent Events

     In April, 2005, the Company concluded preliminary negotiations with an independent third party to sell its 24.1% limited partnership interest in Trident Growth Fund, L.P. for $2,500,000, $1,300,000 of which will be payable in cash at closing and the balance of $1,200,000 by the purchaser's ten year secured promissory note. The Company and such purchaser are currently negotiating the terms of a written Purchase Agreement with respect to such sale. There can be no assurance as to whether or when the Company will execute such Purchase Agreement with such purchaser or, if so, what the final terms of such transaction will be.

     On May 17, 2005, the Board of Directors of the Company rescinded the March 25, 2005 Board resolution as it pertains to extending the terms of all options and warrants held by officers and directors of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure
----------------------------------------------

     This Quarterly Report of The Sagemark Companies Ltd. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2004 and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET Centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

     The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "cautionary statements") are more fully described in our Form 10-KSB for the year ended December 31, 2004.

     Investors should evaluate any statements made by the Company in light of these important factors.

Introduction
------------

     We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment (our "PET Centers"). PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of March 31, 2005, we own and or operate five PET Centers.

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

     We manage our PET Centers either through direct ownership or through Administrative Services Agreements. For the PET Centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET Centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET Centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET Center is established is based primarily on laws that exist for PET Center ownership in the state in which the PET Center is established.

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

     Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the three months ended March 31, 2005 and 2004 were 47 and 71, respectively. The decrease in days sales outstanding relates to center maturation and increased utilization of electronic billing. As of March 31, 2005, patient accounts receivables, net of contractual allowances and allowances for doubtful accounts is $426,000. Contractual adjustments are recorded based on historical experience.

     The following table presents our net accounts receivable aging by payor class as of March 31, 2005:

                                                          91 days
                                 31-60         61-90        or
                   Current       days          days       greater        Total
                  ----------   ----------   ----------   ----------   ----------

Managed care      $  137,000   $   69,000   $   75,000       10,000   $  291,000
Medicare/Medicaid     75,000       14,000        8,000        6,000      103,000
Commercial            18,000        7,000        6,000        1,000       32,000
                  ----------   ----------   ----------   ----------   ----------
Total             $  230,000   $   90,000   $   89,000   $   17,000   $  426,000
                  ==========   ==========   ==========   ==========   ==========

     In evaluating the collectibility of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of March 31, 2005, our receivables do not include any amounts which are in legal collections.

Results of Operations
---------------------

     The following discusses and compares our results of operations for the three month periods ended March 31, 2005 and 2004.

Revenues

     Our sources of revenues come from net patient service revenues for the PET Centers which we own and management fees for the PET Centers which we manage pursuant to service and license agreements. Total revenues for the first three months of 2005 represent a net decrease of approximately $111,000 from the first three months of 2004 of which $71,000 was an increase in net patient service revenues and $182,000 was a decrease in management fees.

     The net patient service revenues of the two PET Centers that we directly own trended upwards from the prior three month period. Our PET Center in Wichita, Kansas, increased its revenues by $37,000 or 16%. Our PET Center in Parsippany, New Jersey, increased its revenues by $34,000, or 7%. During the first three months of 2005, $377,000, or 46% of net patient service revenue was Medicare and $207,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. During the first three months of 2004, $315,000, or 42% of net patient service revenue was from Medicare and $177,000, or 24% of net patient service revenue was from Blue Cross/Blue Shield.

     The overall PET procedures performed by the PET Centers which we manage increased when comparing the first three months of 2005 to the prior period and we anticipate the revenue shortfall in the first three months of 2005 will be recouped in the months subsequent to March 31, 2005. However, we experienced a downward revenue trend from the prior three month period in both of our PET Centers in which we generated management fees. Management fees of our PET Center in Long Island, New York, decreased by $53,000 or 10%. Management fees of our PET Center in Hialeah, Florida decreased by $129,000, or 42%. Management fee revenue is recognized based on the realization of the management fees receivable from the PET Centers that the Company Manages. Since January 2005 until April 2005, Medicare & Medicaid Services, the agency that regulates the processing of Medicare service provider claims, was in the process of adopting new billing procedures and did not accept claims from PET providers. Because the Long Island and Hialeah PET Centers which we manage were unable to submit a majority of their Medicare claims, collections for Medicare procedures performed did not occur during the entire first three months of 2005 and correspondingly, the management fees we recognized during such time period was negatively impacted. Our newest PET Center, located in Queens, New York, became operational in December of 2004, however, the Queens PET Center did not become Medicare approved until April 2005. As a result all Medicare procedures performed by the Queens PET Center since it became operational were billed retroactively and no management fee revenue was recognized during the first three months of 2005.

     As a result of the inability of Medicare & Medicaid Services to accept a majority of the Medicare claims during the first three months of 2005, our total revenues decreased by 7% from the first three months of 2004. Overall the number of PET procedures performed increased when comparing the first three months of 2005 to 2004 which we attribute to the success of our marketing efforts and the increased awareness of our PET Centers by the physicians to whom we market our services.

     As of March 31, 2005, a provider of the isotopes used in our Wichita, Kansas, PET Center discontinued delivery for non-payment of $175,000 owed to such supplier. We have obtained an additional source for the necessary isotopes. In addition the company which provides maintenance service for the medical equipment in our Wichita, Kansas, PET Center has agreed to provide service on a time and materials basis rather than a monthly recurring charge. As of March 31, 2005 the Company owes such maintenance service contractor provider $139,000 for previously incurred monthly recurring maintenance charges.

Operating Expenses

     The operating expenses of PET Centers that were generating revenues increased $67,000, or 8% when comparing the first three months of 2005 and 2004. A significant portion of our operating expenses are patient service related costs which by their nature would generally fluctuate variably based on revenue increases or decreases. However, as previously noted, management fee revenues were negatively impacted by the inability of Medicare & Medicaid Services to accept Medicare claims during the first three months of 2005, and as a result, patient service costs were incurred in excess of management revenue recognized. Operating expenses of the Queens PET Center, which became operational in December of 2004 and did not generate revenues during the first three months of 2005 had expenses of $116,000.

     Corporate operating expenses for the first three months of 2005 increased $336,000, or 57%, from the first three months of 2004. During the first three months of 2005, we incurred consulting fees of $127,000, primarily for services related to the private placement and marketing and development which were not incurred during the first three months of 2004. Other corporate expenses incurred in the first three months of 2005 and not in 2004 include salary and payroll costs related to a January 25, 2005 employment agreement with an operations executive at an annual salary of $140,000, and $134,000 ($36,000 for a landlord settlement, $25,000 premise lease expense, and $73,000 of depreciation expense for medical equipment and leasehold improvements) of expenses relating to our Queens PET Center. In addition there was an increase in other various general corporate operating expenses of $52,000.

     We anticipate that if we develop new PET Centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET Centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET Centers.


Interest Expense

     Interest expense increased $23,000 when comparing the first three months of 2005 and 2004. The increase in interest expense is due primarily to an increase in imputed interest on capitalized lease obligations for new PET equipment leases.

Equity Method Investments

     As of March 31, 2005, we held a 24.1% limited partnership interest in Trident Growth Fund L.P. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $153,000 and $122,000, respectively for the first three months of 2005 and 2004. As of March 31, 2005, our cumulative share of Trident Growth Fund L.P.'s loss was $127,000. As of March 31, 2005, Trident Growth Fund L.P. had $23,557,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

     The income of our PET Centers that is allocable to the minority shareholders of our PET Centers for the first three months of 2005 and 2004 was $50,000 and $100,000, respectively. To the extent that our PET Centers in Rockville Centre, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

     At March 31, 2005, we had available working capital of approximately $3,471,000 compared to $3,021,000 at December 31, 2004. The following table details changes in components of working capital during the first three months of 2005.

                                     March 31,     December 31,
                                       2005            2004            Change
                                   ------------    ------------    ------------
Cash                               $  5,570,000    $  5,065,000    $    505,000
Patient accounts receivable, net        426,000         320,000         106,000
Management fees receivable              227,000         228,000          (1,000)
Other current assets                    269,000         262,000           7,000
Accounts payable                     (1,416,000)     (1,421,000)          5,000
Other current liabilities              (190,000)       (169,000)        (21,000)
Current portion of notes payable     (1,233,000)     (1,181,000)        (52,000)
Current portion of capitalized
 lease obligations                     (182,000)        (83,000)        (99,000)
                                   ------------    ------------    ------------
Working capital                    $  3,471,000    $  3,021,000    $    450,000
                                   ============    ============    ============

     Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

     Our source of working capital during the first three months of 2005 was from $1,378,000 of net proceeds from the sale of common stock on a final closing on a private placement offering. No sales of common stock occurred during the first three months of 2004. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature.

     Our principal uses of working capital during the first three months of 2005 included $268,000 used in operations, as compared to $550,000 in working capital generated from operations during the first three months of 2004, $277,000 of loan and capital lease payments, as compared to $305,000 during the first three months of 2004, $143,000 for capital expenditures and construction and equipment deposits, as compared to $31,000 during the first three months of 2004, and $100,000 in distributions paid to minority interest investors, as compared to $85,000 during the first three months of 2004.

     The decrease in cash flows from operations was the direct result of a decrease in management fee revenues. Management fee revenue is recognized based on the realization of the management fee receivables from the PET Centers that the Company manages. Since January 2005 until April 2005, Medicare & Medicaid Services, the agency that regulates the processing of Medicare service provider claims, was in the process of adopting new billing procedures and did not accept claims from PET providers. Because the Long Island and Hialeah PET Centers which we manage were unable to submit Medicare claims, collections for Medicare procedures performed did not occur during the entire first three months of 2005 and correspondingly, the management fees we recognized during such time period was negatively impacted.

     Working capital includes $426,000 of net patient accounts receivable of which $137,000, or 32%, of patient accounts receivable were due from Medicare and $157,000, or 37%, of patient accounts receivable were due from Blue Cross/Blue Shield.

     In January 2005, we closed on an additional private placement and received net proceeds of $1.4 million. This additional funding, in conjunction with our $3 million of working capital as of December 31, 2004 provided us with necessary working capital to meet our current and long-term working capital needs which are discussed in the following paragraphs. In addition, to the extent that our existing PET Centers are able to establish and maintain a trend of generating working capital from their operations, we will have the working capital necessary to continue the development of new PET Centers.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of March 31, 2005 $1.3 million has been advanced.

     We currently operate five PET Centers. Each new PET Center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET Center requires maintenance and as of March 31, 2005, we have entered into five separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $12,917, plus applicable sales tax, for each such contract. The premises in which the centers conduct their operations are leased and as of March 31, 2005 our premises lease commitments approximate $33,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.4 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET Center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for Queens PET Center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2005 we are in compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

Item 3. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Chief Executive Officer Certification.
31.2 Chief Financial Officer Certification
32   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-k

(1) A Form 8-K was filed on January 3, 2005 reporting in Item 3.02 the December 29, 2004 private placement closing for the sale of unregistered equity securities.

(2) A Form 8-K was filed on January 18, 2005 reporting in Item 3.02 the January 13, 2005 private placement closing for the sale of unregistered equity securities.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    The Sagemark Companies Ltd.


May 19, 2005                        /s/ THEODORE B. SHAPIRO
                                    --------------------------------
                                    Theodore B. Shapiro
                                    Chief Executive Officer,
                                    President and Director


May 19, 2005                        /s/ GEORGE W. MAHONEY
                                    --------------------------------
                                    George W. Mahoney
                                    Chief Financial Officer