Form 10QSB
period 2005-06-30
SAGEMARK COMPANIES LTD
filed 2005-08-19
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2005


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of August 14, 2005, the registrant had 7,545,253 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

     Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.
Yes [ ]; No [X]

                  The Sagemark Companies Ltd. and Subsidiaries
                        CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX
                                      -----




PART 1. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Report of Independent Registered Public Accounting Firm........................3

Unaudited Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 2005 and 2004..........................4-5

Unaudited Consolidated Statements of Comprehensive Income (Loss)
  for the Three and Six Months Ended June 30, 2005 and 2004....................6

Unaudited Consolidated Balance Sheet as of June 30, 2005.......................7

Unaudited Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 2005 and 2004....................................8-9

Notes to Unaudited Consolidated Financial Statements.......................10-14

Item 2. Management's Discussion and Analysis of Finaicial Conditions and
        Results of Operations..............................................15-20

Item 3. Controls and Procedures...............................................20

PART II OTHER INFORMATION.....................................................21

Item 6. Exhibits and Reports on Form 8-K......................................21

Signatures....................................................................22

Certifications.............................................................23-25

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three and six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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












MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
August 10, 2005

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    Three months ended                Six Months Ended
                                                          June 30,                         June 30,
                                                ----------------------------    ----------------------------
                                                   2 0 0 5         2 0 0 4         2 0 0 5         2 0 0 4
                                                ------------    ------------    ------------    ------------
Revenues:
  Net patient service revenue                   $    964,000    $    693,000    $  1,784,000    $  1,416,000
  Net patient service revenue - related party             --           9,000           4,000          39,000
  Management fees                                  1,608,000         833,000       2,247,000       1,653,000
                                                ------------    ------------    ------------    ------------

  Total Revenues                                   2,572,000       1,535,000       4,035,000       3,108,000
                                                ------------    ------------    ------------    ------------

Operating Expenses:
  Patient service costs and expenses -
   FDG                                               217,000         201,000         401,000         403,000
  Patient service costs and expenses -
   related party                                       6,000           6,000          12,000          15,000
  Patient service costs and expenses - other          17,000          44,000          53,000          85,000
  Radiology expense                                   82,000          59,000         151,000         111,000
  Equipment maintenance                              103,000         118,000         238,000         199,000
  Professional fees                                  148,000          75,000         254,000         178,000
  Legal fees - related party                          37,000          83,000          70,000         154,000
  Billing and collection fees - related party         18,000          24,000          40,000          44,000
  Salaries, payroll taxes and fringe benefits        370,000         277,000         703,000         542,000
  Consulting fees                                     63,000              --         172,000              --
  Consulting fees - related party                         --              --          18,000              --
  Rent expense - related party                        15,000          17,000          31,000          34,000
  Fair value of common stock issued pursuant
   to a subscription termination agreement           125,000              --         125,000              --
  Other general and administrative expenses          533,000         313,000       1,044,000         576,000
  Depreciation and amortization                      398,000         320,000         792,000         640,000
  Provision for bad debt expense                          --           4,000              --          14,000
                                                ------------    ------------    ------------    ------------

  Total Operating Expenses                         2,132,000       1,541,000       4,104,000       2,995,000
                                                ------------    ------------    ------------    ------------

  Income (Loss) From Operations                      440,000          (6,000)        (69,000)        113,000

Interest Expense                                    (176,000)       (153,000)       (358,000)       (312,000)

Interest Income - Investments                         26,000           1,000          51,000           1,000

Other Income                                              --              --              --           2,000
                                                ------------    ------------    ------------    ------------

  Income (Loss) From Operations Before
   Share of Earnings of Unconsolidated
   Affiliate and Minority Interest
   in Income of Subsidiaries                         290,000        (158,000)       (376,000)       (196,000)

Share of Earnings of Unconsolidated
  Affiliate                                           51,000         418,000         204,000         540,000

Minority Interest in Income
   of Subsidiaries                                  (370,000)       (117,000)       (421,000)       (217,000)
                                                ------------    ------------    ------------    ------------

  Income (Loss) Before Income
   Tax Provision - Forward                      $    (29,000)   $    143,000    $   (593,000)   $    127,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                  Three months ended              Six months ended
                                                       June 30,                       June 30,
                                             ---------------------------    ----------------------------
                                                2 0 0 5        2 0 0 4         2 0 0 5         2 0 0 4
                                             ------------   ------------    ------------    ------------
  Income (Loss) Before Income
   Tax Provision - Forwarded                 $    (29,000)  $    143,000    $   (593,000)   $    127,000

Income Tax Provision                                   --         (4,000)         (6,000)        (21,000)
                                             ------------   ------------    ------------    ------------

  Net Income (Loss)                          $    (29,000)  $    139,000    $   (599,000)   $    106,000
                                             ============   ============    ============    ============

Earnings (Loss) Per Common Share:
  Basic earnings (loss) per common share     $      (0.01)  $       0.06    $      (0.08)   $       0.05
                                             ============   ============    ============    ============
  Diluted earnings (loss) per common share   $      (0.01)  $       0.05    $      (0.08)   $       0.04
                                             ============   ============    ============    ============

Weighted Average Number of Common Shares:
  Basic                                         7,454,320      2,254,355       7,381,740       2,188,541
                                             ============   ============    ============    ============
  Diluted                                       7,454,320      2,556,427       7,381,740       2,455,417
                                             ============   ============    ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                              Three months ended             Six months ended
                                                   June 30,                       June 30,
                                         ----------------------------   ----------------------------
                                            2 0 0 5         2 0 0 4        2 0 0 5         2 0 0 4
                                         ------------    ------------   ------------    ------------
Net Income (Loss)                        $    (29,000)   $    139,000   $   (599,000)   $    106,000

Other Comprehensive Income (Expense):
  Unrealized holding (losses) gains on
   available for sale securities               (8,000)          8,000          1,000          16,000
                                         ------------    ------------   ------------    ------------

  Comprehensive Income (Loss)            $    (37,000)   $    147,000   $   (598,000)   $    122,000
                                         ============    ============   ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                               June 30,
                                                                               2 0 0 5
                                                                            ------------
Assets:
Current Assets:
   Cash                                                                     $  5,244,000
   Patient accounts receivable - net                                             773,000
   Patient accounts receivable - related party                                     3,000
   Management fees receivable                                                    836,000
   Marketable securities - current                                                11,000
   Other current assets                                                          129,000
                                                                            ------------

   Total Current Assets                                                        6,996,000
                                                                            ------------

Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements - net             4,220,000
   Equipment held under capitalized lease obligations - net                    1,782,000
                                                                            ------------

   Total Fixed Assets                                                          6,002,000
                                                                            ------------

Other Assets:
   Investment in unconsolidated affiliate                                      2,515,000
   Goodwill                                                                    4,811,000
   Other assets                                                                  268,000
                                                                            ------------

   Total Other Assets                                                          7,594,000
                                                                            ------------

   Total Assets                                                             $ 20,592,000
                                                                            ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                         $  1,137,000
   Accounts payable - related party                                              388,000
   Accrued payroll                                                               114,000
   Accrued dividends                                                              44,000
   Other accrued expenses                                                         92,000
   Current portion of notes payable                                            1,262,000
   Current portion of capitalized lease obligations                              238,000
                                                                            ------------

   Total Current Liabilities                                                   3,275,000
                                                                            ------------

Long-Term Debt:
   Notes payable, net of current portion                                       3,513,000
   Subordinated notes payable                                                    392,000
   Deferred interest on subordinated notes payable                                93,000
   Capitalized lease obligations - net of current portion                      1,738,000
                                                                            ------------

   Total Long-Term Debt                                                        5,736,000
                                                                            ------------

Minority Interest                                                              1,138,000
                                                                            ------------

Commitments and Contingencies                                                         --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                                      3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
      7,892,011 shares issued; and, 7,545,253 shares outstanding)                 79,000
   Additional paid-in-capital, common stock                                   71,996,000
   Accumulated other comprehensive loss                                          (39,000)
   Accumulated deficit                                                       (59,907,000)
   Deferred compensation expense                                                  (3,000)
   Less:  Common stock (346,758 shares) in treasury at cost                   (1,686,000)
                                                                            ------------

   Total Shareholders' Equity                                                 10,443,000
                                                                            ------------

Total Liabilities and Shareholders' Equity                                  $ 20,592,000
                                                                            ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ----------------------------
                                                                           2 0 0 5         2 0 0 4
                                                                        ------------    ------------
Cash Flows - Operating Activities
  Net income (loss)                                                     $   (599,000)   $    106,000

  Adjustments to reconcile net (loss) income to net cash -operations:
   Depreciation and amortization                                             792,000         640,000
   Share of earnings of unconsolidated affiliates                           (204,000)       (540,000)
   Stock option compensation expense                                           2,000           2,000
   Provision for bad debt expense                                                 --          14,000
   Minority interest in income of subsidiaries                               421,000         217,000
   Fair value of common stock issued pursuant
     to a subscription termination agreement                                 125,000              --
   Other operating adjustments                                                22,000              --

  Change in assets and liabilities:
   Patient accounts receivable - net                                        (453,000)          5,000
   Patient accounts receivable - related party                                (3,000)             --
   Management fees receivable - net                                         (608,000)         (6,000)
   Other current assets                                                      124,000          10,000
   Accounts payable                                                          380,000          23,000
   Accounts payable - related parties                                       (276,000)        191,000
   Accrued payroll and related expenses                                       63,000         104,000
   Other accrued expense                                                      18,000         (28,000)
   Deferred interest on subordinated debt                                     20,000          18,000
                                                                        ------------    ------------

  Net Cash - Operating Activities                                           (176,000)        756,000
                                                                        ------------    ------------

Cash Flows - Investing Activities
  Purchased fixed assets                                                     (75,000)         (2,000)
                                                                        ------------    ------------
  Other assets, construction & equipment deposits                           (108,000)        (39,000)
                                                                        ------------    ------------

  Net Cash - Investing Activities                                           (183,000)        (41,000)
                                                                        ------------    ------------

Cash Flows - Financing Activities
  Proceeds from private placement offering                                 1,678,000         100,000
  Offering costs                                                            (387,000)             --
  Loan proceeds                                                                   --          52,000
  Payments on notes payable                                                 (563,000)       (569,000)
  Payments on capital lease obligations                                      (14,000)        (20,000)
  Distributions to minority interest investors                              (176,000)       (371,000)
                                                                        ------------    ------------

  Net Cash - Financing Activities                                            538,000        (808,000)
                                                                        ------------    ------------

  Net Change in Cash                                                         179,000         (93,000)

Cash - Beginning of Periods                                                5,065,000         526,000
                                                                        ------------    ------------

Cash - End of Periods                                                   $  5,244,000    $    433,000
                                                                        ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                             $    317,000    $    291,000
   Income taxes                                                         $      6,000    $     21,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplementary Disclosures of Non-Cash Investing and Financing Activities:

Six Months Ended June 30, 2005
------------------------------

     In April 2005, the Company entered into a capital lease obligation having an aggregate net present value of $12,000 resulting in a non-cash increase in fixed assets.

Six Months Ended June 30, 2004
------------------------------

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

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

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

(a) Basic and Diluted Earnings (Loss) Per Share

         Basic earnings (loss) per share reflect the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflect basic earnings
(loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock.

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

         As of June 30, 2005 options and warrants issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 671,000 shares of common stock at prices ranging from $1.13 to $3.91 per share were outstanding. In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. In June 2005, pursuant to a Placement Agency Agreement, the Company issued 75,000 shares of common stock and warrants to purchase an aggregate of 37,500 shares of common stock for $4.00 per share, as a consequence of the Company not having a Registration Statement becoming effective by June 12, 2005. The Registration Statement became effective August 2, 2005.

         For the three and six month periods ended June 30, 2005, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period. For the three and six months ended June 30, 2004, options and warrants to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                      Weighted          Net
                                                       Average        Income
                                          Net          Shares           Per
                                        Income       Outstanding       Share
                                     ------------   ------------   ------------
Three Months Ended June 30, 2004:
 Basic earnings per common share     $    139,000      2,254,355   $       0.06
 Effect of potential common shares             --        302,072          (0.01)
                                     ------------   ------------   ------------
 Diluted earnings per common share   $    139,000      2,556,427   $       0.05
                                     ============   ============   ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(a) Basic and Diluted Earnings (Loss) Per Share (continued)

                                                      Weighted          Net
                                                       Average        Income
                                          Net          Shares           Per
                                        Income       Outstanding       Share
                                     ------------   ------------   ------------
Six Months Ended June 30, 2004:
 Basic earnings per common share     $    106,000      2,188,541   $       0.05
 Effect of potential common shares             --        266,876          (0.01)
                                     ------------   ------------   ------------
 Diluted earnings per common share   $    106,000      2,455,417   $       0.04
                                     ============   ============   ============

(b) Stock-based Compensation

         The Company has elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      Three months ended              Six Months Ended
                                                            June 30,                       June 30,
                                                  ----------------------------   ----------------------------
                                                     2 0 0 5         2 0 0 4        2 0 0 5         2 0 0 4
                                                  ------------    ------------   ------------    ------------
  Net income (loss) as reported                   $    (29,000)   $    139,000   $   (599,000)   $    106,000
  Add: Stock-based employee compensation
   included in the statement of operations               1,000           1,000          2,000           2,000
  Deduct: Stock-based employee compensation as
   determined under the fair value based method        (24,000)        (20,000)       (51,000)        (41,000)
                                                  ------------    ------------   ------------    ------------
  Pro forma net income (loss) under SFAS 123      $    (52,000)   $    120,000   $   (648,000)   $     67,000
                                                  ============    ------------   ============    ============

Basic and Diluted Earnings (Loss) per Share:
  As reported
   Basic earnings (loss) per common share         $      (0.01)   $       0.06   $      (0.08)   $       0.05
                                                  ============    ============   ============    ============
   Diluted earnings (loss) per common share       $      (0.01)   $       0.05   $      (0.08)   $       0.04
                                                  ============    ============   ============    ============

  Pro forma under SFAS 123
   Basic earnings (loss) per common share         $      (0.01)   $       0.05   $      (0.09)   $       0.03
                                                  ============    ============   ============    ============
   Diluted earnings (loss) per common share       $      (0.01)   $       0.04   $      (0.09)   $       0.03
                                                  ============    ============   ============    ============

         On March 25, 2005, the Board of Directors of the Company approved extensions of the terms of all options and warrants (605,000 potential shares) held by officers and directors of the Company, and their designees and transferees, by five years. On May 17, 2005, the Board of Directors of the Company rescinded the March 25, 2005 Board resolution as it pertains to extending the terms of all options and warrants held by officers and directors of the Company.

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2005, the Company had $4,686,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended June 30, 2005, $434,000, or 45% of net patient service revenue was from Medicare and $194,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the six month period ended June 30, 2005, $811,000, or 45% of net patient service revenue was from Medicare, $401,000, or 22% of net patient service revenue was from Blue Cross/Blue Shield, and $4,000, or .2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company. During the three months ended June 30, 2004, $374,000, or 53% of net patient service revenue was from Medicare, $185,000, or 26% of net patient service revenue was from Blue Cross/Blue Shield and $9,000, or 1% of net patient service revenue was from Diagnostic Radiology Network. During the six months ended June 30, 2004, $689,000, or 47% of net patient service revenue was from Medicare, $362,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield and $39,000, or 3% of net patient service revenue was from Diagnostic Radiology Network. As of June 30, 2005, $379,000, or 49%, of patient accounts receivable were due from Medicare, $109,000, or 14%, of patient accounts receivable were due from Blue Cross/Blue Shield, and $3,000, or .4% of patient accounts receivable were due from Diagnostic Radiology Network. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Accounting Policies (continued)

(d) New Authoritative Pronouncements

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a significant impact on its financial statements.

(3) Investment in Unconsolidated Affiliate

         The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund, L.P. ("Trident" or the "Partnership") and, as of June 30, 2005, all but $188,000 of such contributions have been made. The Partnership's General Partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

         In April, 2005, the Company concluded preliminary negotiations with an independent third party to sell its 24.1% limited partnership interest in Trident for $3,000,000, $1,300,000 of which was payable in cash at closing and the balance of $1,700,000 by the purchaser's twelve year secured promissory note. As of June 30, 2005, such negotiations had terminated. The Company is currently in negotiations with the General Partner of Trident to sell to it or its affiliates such 24.1% interest. There can be no assurance as to whether or when the Company will sell its interest in Trident or, if so, what the final terms of such transaction will be.

         The Company's investment balance in Trident, under the equity method, is presented in the following table.

As of June 30, 2005
   Total Subscription at inception                  $  4,920,000
   Subscription payable at inception                    (333,000)
                                                    ------------
   Capital contributions paid-in at inception          4,587,000
   Expenses allocated to Trident in 1999                (557,000)
   Sale of 27% limited partnership interest           (1,584,000)
   Reduction in subscription payable balance upon
    sale of 27% limited partnership interest             145,000
   Cumulative equity method loss                         (76,000)
                                                    ------------
   Equity method investment balance                 $  2,515,000
                                                    ============

         At June 30, 2005 the equity method investment balance of $2,515,000 is $544,000 less than the amount of underlying equity in net assets, $3,059,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the three and six month periods ended June 30, 2005 would be reduced by $544,000, and the equity method investment balance at June 30, 2005 would be $3,059,000. The Company does not have operating control as it relates to Trident Growth Fund, L.P. The condensed results of operations and financial position of Trident is summarized in the following table.

                                   Three months ended               Six Months Ended
                                         June 30,                        June 30,
                               ----------------------------    ----------------------------
                                  2 0 0 5         2 0 0 4         2 0 0 5         2 0 0 4
                               ------------    ------------    ------------    ------------
   Income                      $    686,000    $    599,000    $  1,257,000    $  1,245,000
   Operating expenses              (474,000)       (558,000)     (1,012,000)     (1,104,000)
   Investment gains                      --       1,692,000         601,000       2,099,000
                               ------------    ------------    ------------    ------------
   Net income                  $    212,000    $  1,733,000    $    846,000    $  2,240,000
                               ============    ============    ============    ============

As of June 30, 2005:
   Investments at fair value   $ 27,569,000
   Other assets                   4,053,000
   SBA Debentures               (18,365,000)
   Other liabilities               (577,000)
                               ------------
   Partnership capital         $ 12,680,000
                               ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) Subscription Termination Agreement

         On June 3, 2004, the Company entered into a subscription agreement with a group of potential investors who deposited $250,000 in funds that were held in escrow. On May 27, 2005, the Company and such potential investors mutually agreed to terminate the subscription agreement pursuant to which the $250,000 held in escrow was returned to the potential investors and the Company issued to the potential investors an aggregate of 50,000 shares of its common stock having a market value approximating $125,000, which such amount was charged as an operating expense for the three and six month periods ended June 30, 2005.

(5) Private Placement

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

         In addition, pursuant to the terms of the Agency Agreement, the Company agreed to issue to the Placement Agent, as partial consideration for its services under the Agency Agreement, warrants to purchase shares of the Company's common stock during a period of five years in an amount equal to 20% of the Shares sold in the Private Placement and 20% of the number of Warrant Shares issuable pursuant to Warrants issued to investors in the Private Placement (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable at $2.00 per share, contain substantially the same anti-dilution rights as the Warrants, and provide for cashless exercise. On January 13, 2005, the Company issued to the Placement Agent, warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share.

         Pursuant to the Agency Agreement, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the shares of the Company's common stock reserved for issuance under the Placement Agent Warrants. If such Registration Statement is not filed within the required time frame, or does not become effective within the required time frame, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to issue to the investors in the Private Placement, additional Shares and to increase the number of Warrant Shares for each thirty (30) day period in which the Company fails to comply with such requirements, all as more specifically provided in the Agency Agreement. In June 2005, the Company issued 75,000 shares of common stock and warrants to purchase an aggregate of 37,500 shares of common stock for $4.00 per share, as a consequence of the Company not having a Registration Statement becoming effective by June 12, 2005. The Registration Statement became effective August 2, 2005.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

(5) Employment Agreements

         On January 25, 2005, the Company entered into an employment agreement with Elizabeth Farrell Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of $140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 and an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the common stock on the date of grant for each instance in which (i) future PET Centers commence operations and (ii) future PET Centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price and no compensation expense was incurred.

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

(6) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's board of directors and is the Company's general counsel. During the three months ended June 30, 2005 and 2004 the Company incurred $89,000 (of which $52,000 was recorded as stock offering costs) and $83,000 of legal fees, respectively, to Mr. Blessey. During the six months ended June 30, 2005 and 2004 the Company incurred $226,000 (of which $156,000 was recorded as stock offering costs) and $154,000 of legal fees, respectively, to Mr. Blessey. At June 30, 2005, the Company owes Mr. Blessey $339,000.

(b) Dr. Stephen A. Schulman is a member of the Company's board of directors and the Chief Executive Officer of Premier. During the three months ended June 30, 2005 and 2004, the Company made aggregate lease payments of $15,000 and $17,000, respectively, for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During the six month periods ended June 30, 2005 and 2004 such lease payments amounted to $31,000 and $34,000, respectively. During the three month periods ended June 30, 2005 and 2004, the Company incurred billing and collection expenses of $18,000 and $24,000, respectively, and CT Fusion Scan fees of $6,000 and $6,000, respectively, both payable to companies controlled by Dr. Schulman. During the six month periods ended June 30, 2005 and 2004, the Company incurred billing and collection expenses of $40,000 and $44,000, respectively, and CT Fusion Scan fees of $12,000 and $15,000, respectively to companies controlled by Dr. Schulman. At June 30, 2005, the Company owes such entities $49,000. During the three month periods ended June 30, 2005 and 2004, $0 and $9,000 of the Company's net patient service revenue was from Diagnostic Radiology Network. During the six month periods ended June 30, 2005 and 2004, $4,000 and $39,000 of the Company's net patient service revenue was from Diagnostic Radiology Network.


(c) On May 14, 2001 the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (the "Sellers") for 6,000 shares of the Company's common stock. Theodore B. Shapiro, the Company's Chief Executive Officer, President and a member of the Company's board of directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of the Company's board of directors, is a shareholder of Bocara Corporation. Dr. Schulman, a member of the Company's board of directors and Chief Executive Officer of Premier is a shareholder of Pamels Corp. The Sellers will receive an additional 319,500 shares of the Company's common stock for each of the first six PET Centers established by Premier if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward- Looking Disclosure

         This Quarterly Report of Sagemark Companies Ltd on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2004 and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment. PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of June 30, 2005, we own and or operate five PET imaging centers.

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

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of the Company's prior years audited financial statements.

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the six months ended June 30, 2005, was 79 compared to 40 for the year ended December 31, 2004. The increase in days sales outstanding relates to Medicare and other insurance carriers not remitting timely due to billing system changes to accommodate new Medicare billing codes which became effective in April 2005. An annualized increase in net patient service revenue of $645,000 also contributed to the increase in days sales outstanding. As of June 30, 2005, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $776,000. Contractual adjustments are recorded based on historical experience.

         The following table presents our net accounts receivable aging by payor class as of June 30, 2005:

                                      31-60          61-90        91 days or
                      Current          days           days         greater          Total
                    ------------   ------------   ------------   ------------   ------------
Managed care        $    155,000   $     96,000   $     68,000         65,000   $    384,000
Medicare/Medicaid        125,000         67,000         76,000         76,000        344,000
Commercial                34,000          6,000          5,000          3,000         48,000
                    ------------   ------------   ------------   ------------   ------------
Total               $    314,000   $    169,000   $    149,000   $    144,000   $    776,000
                    ============   ============   ============   ============   ============

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of June 30, 2005, our receivables do not include any amounts which are in legal collections.

         At June 30, 2005, the Company's contractual allowance balance is $500,000 which is a $255,000 increase from the balance at December 31, 2004. The increase of $255,000 resulted from an increase in patient account receivables prior to contractual allowances of $710,000. None of the $255,000 increase related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at June 30, 2005 is 39% compared to 43% at December 31, 2004. For each one percentage point increase in the contractual allowance percentage the Company's net patient service revenue would be decreased by $13,000. Likewise, a one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would be increased by $13,000.

         Long-Lived Assets: We state our furniture, fixtures, equipment and leasehold improvements at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

         Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: We currently account for stock options and warrants issued to employees under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" which is an intrinsic value based method of accounting, rather than the fair value based method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". We currently disclose the required information regarding stock options, warrants and similar equity instruments issued to employees pursuant to SFAS No. 123 and SFAS No. 148. If we adopted the accounting requirements of SFAS No. 123 and SFAS No. 148, our results of operations would have been negatively affected as disclosed in Note 2(b) to the June 30, 2005 unaudited consolidated financial statements.

         The issuance of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123(R)") in December 2004 requires that the compensation cost relating to share-based payment transactions (including employees) be recognized in the financial statements. SFAS No. 123(R) will be effective beginning with the quarter ended March 31, 2006. The adoption of the standard is currently expected to reduce future earnings by an amount consistent with the reduction shown in the pro forma disclosure under SFAS No. 123 and SFAS No. 148 as noted above. Due to the various assumptions and factors, such as the current environment at date of grant, that effect this calculation, the actual impact of adoption on future earnings could differ significantly from our current estimate.

         Accounting for Income Taxes: We currently have a net deferred tax asset of approximately $14.6 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $14.4 million related to approximately $46.6 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in June 2004 which limited our utilization of net operating losses incurred prior to such transaction to approximately $420,000 per year (see Note 6(c) to the June 30, 2005 unaudited consolidated financial statements). It is possible that the future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

         The following discusses and compares our results of operations for the three and six month periods ended June 30, 2005 and 2004.

Revenues

         Our sources of revenues come from net patient service revenues for the PET centers which we own and management fees for the PET centers which we manage pursuant to service and license agreements. Total revenues for the second quarter of 2005 represent a net increase of approximately $1,037,000 from the second quarter of 2004 of which $262,000 was an increase in net patient service revenues and $775,000 was an increase in management fees. Total revenues for the first half of 2005 represent a net increase of approximately $927,000 from the first half of 2004 of which $333,000 was an increase in net patient service revenues and $594,000 was an increase in management fees.

         The net patient service revenues of the two PET centers that we directly own trended upwards from the prior three month and six month periods. Our PET center in Wichita, Kansas, increased its revenues by $19,000 or 6%, for the second quarter of 2005 and increased its revenues by $56,000, or 11% for the first half of 2005. Our PET center in Parsippany, New Jersey, increased its revenues by $243,000, or 60%, for the second quarter of 2005 and increased its revenues by $277,000, or 30%, for the first half of 2005. The procedures performed by both of the two PET centers that we directly own increased for both the second quarter and first half of 2005 when compared to the prior periods. During the second quarter of 2005, $434,000, or 45% of net patient service revenue was from Medicare and $194,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the second quarter of 2004, $374,000, or 53% of net patient service revenue was Medicare and $185,000, or 26% of net patient service revenue was from Blue Cross/Blue Shield. During the first half of 2005, $811,000, or 45% of net patient service revenue was from Medicare and $401,000, or 22% of net patient service revenue was from Blue Cross/Blue Shield.

During the first half of 2004, $689,000, or 47% of net patient service revenue was from Medicare and $362,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

         The overall PET procedures performed by the PET centers which we manage increased when comparing the second quarter and first half of 2005 to the prior periods. Correspondingly, we experienced an upwards revenue trend from the prior periods in our PET centers in which we generate management fees. Management fees of our PET center in Long Island, New York, increased by $462,000 or 90%, for the second quarter of 2005 and increased its revenues by $409,000, or 40% for the first half of 2005. Management fees of our PET center in Hialeah, Florida increased by $166,000, or 52%, for the second quarter of 2005 and increased its revenues by $37,000, or 6% for the first half of 2005. Our PET center located in Forest Hills (Queens), New York, became operational in December 2004 and did not generate revenues until the second quarter of 2005 which amounted to $149,000. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of the practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and practice groups. Since January 2005 until April 2005, Centers for Medicare & Medicaid Services, the agency that regulates the processing of Medicare service provider claims, was in the process of adopting new billing procedure codes and did not accept claims from PET providers. In addition, our Queens PET center did not receive Medicare approval until April 2005. Because the Long Island, Hialeah and Queens PET centers submitted a majority of their first quarter Medicare claims during the second quarter of 2005, management fee revenue during the second quarter of 2005 increased significantly. Correspondingly, the management fees we recognized during the second quarter of 2005 may not be representative of management fees that such centers will generate in the remaining two quarters of 2005.

         We attribute the overall increase in the number of PET procedures performed by all of our centers to the success of our marketing efforts and the increased awareness of our PET Centers by the physicians to whom we market our services.

         As of April 1, 2005, a provider of the isotopes used in our Wichita, Kansas, PET center discontinued delivery for non-payment of $175,000 owed to such supplier. We have obtained an additional source for the necessary isotopes. In addition, the company which provides maintenance service for the medical equipment in our Wichita, Kansas, PET center has agreed to provide service on a time and materials basis rather than a monthly recurring charge. As of June 30, 2005 we owe such maintenance service contract provider $141,000 for previously incurred monthly recurring maintenance charges.

Operating Expenses

         The operating expenses of the PET centers increased $158,000, or 17% when comparing the second quarter of 2005 and 2004 and increased $341,000, or 19% when comparing the first half of 2005 and 2004. Of the $158,000 increase, $141,000 can be attributed to the operations of our Queens PET Center which was not operational in the second quarter of 2004. Of the $341,000 increase, $274,000 is attributed to the operations of our Queens PET Center which was not operational in the first half of 2004. Equipment maintenance also increased by $39,000 as warranty coverage expired.

         Corporate operating expenses for the second quarter of 2005 increased $432,000, or 70%, from the prior period and for the first half of 2005 increased $768,000, or 64%, from the prior period. During the second quarter and first half of 2005, we incurred consulting fees of $63,000 and $190,000, respectively, primarily for services related to the private placement and marketing and development which were not incurred in the prior periods. During the second quarter and first half of 2005, we recognized a $125,000 expense representing the market value of stock issued to terminate a subscription agreement. During the second quarter and first half of 2005 we incurred $25,000 and $50,000 of premises lease expense and $73,000 and $147,000 of depreciation expense relating to our Queens PET Center. Also, during the first half of 2005 we incurred $36,000 in expense for a landlord settlement relating to our Queens PET Center. Salaries and benefits increased $61,000 and $82,000, respectively, for the second quarter and first half of 2005. On January 25, 2005 the Company entered into an employment agreement with an operations executive at an annual salary of $140,000.

         We anticipate that if we develop new PET centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET centers.

Interest Expense

         Interest expense increased $23,000 and $46,000 when comparing the second quarter and first half of 2005 to the prior periods. The increase in interest expense is due primarily to an increase in imputed interest on capitalized lease obligations for new PET/CT equipment at our Queens PET Center.

Equity Method Investments

         As of June 30, 2005, we held a 24.1% limited partnership interest in Trident Growth Fund, L.P. Our share of earnings related to our limited partnership investment in Trident Growth Fund, L.P. was $51,000 and $418,000, respectively, for the second quarter of 2005 and 2004 and was $204,000 and $540,000, respectively, for the first half of 2005 and 2004. As of June 30, 2005, our cumulative share of Trident Growth Fund, L.P.'s loss was $76,000. As of June 30, 2005, Trident Growth Fund, L.P. had $27,569,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

         The income of our PET centers that is allocable to the minority shareholders of our PET centers for the second quarter of 2005 and 2004 was $370,000 and $117,000, respectively. The income of our PET centers that is allocable to the minority shareholders of our PET centers for the first half of 2005 and 2004 was $421,000 and $217,000, respectively. To the extent that our PET centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; and Forest Hills, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

Financial Condition - Liquidity and Capital Resources

         At June 30, 2005, we had available working capital of approximately $3,721,000 compared to $3,021,000 at December 31, 2004. The following table details changes in components of working capital during the first half of 2005.

                                      June 30, 2005      December 31, 2004          Change
                                    -----------------    -----------------    -----------------
Cash                                $       5,244,000    $       5,065,000    $         179,000
Patient accounts receivable - net             776,000              320,000              456,000
Management fees receivable                    836,000              228,000              608,000
Other current assets                          140,000              262,000             (122,000)
Accounts payable                           (1,525,000)          (1,421,000)            (104,000)
Other current liabilities                    (250,000)            (169,000)             (81,000)
Current portion of notes payable           (1,262,000)          (1,181,000)             (81,000)
Current portion of capitalized
   lease obligations                         (238,000)             (83,000)            (155,000)
                                    -----------------    -----------------    -----------------

Working Capital                     $       3,721,000    $       3,021,000    $         700,000
                                    =================    =================    =================

         Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our sources of working capital during the first half of 2005 were $1,291,000 of net proceeds from the sale of common stock on a final closing on a private placement offering and $579,000 from our operations. During the first half of 2004 we received $100,000 from the sale of our securities and used $784,000 from our operations. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature. The increase working capital from operations was due primarily to an increase in revenues, of which $148,000 relates to our Queens PET center which did not generate revenues, and therefore working capital, until the second quarter of 2005.

         Our principal uses of working capital during the first half of 2005 included $577,000 of loan and capital lease payments, as compared to $589,000 during the first half of 2004, $183,000 for capital expenditures and construction and equipment deposits, as compared to $41,000 during the first half of 2004, and $176,000 in distributions paid to minority interest investors, as compared to $371,000 during the first half of 2004.

         Working capital includes $776,000 of net patient accounts receivable of which $379,000, or 49%, of patient accounts receivable were due from Medicare and $109,000, or 14%, of patient accounts receivable were due from Blue Cross/Blue Shield.

         In January 2005, we closed on an additional private placement and received net proceeds of $1.3 million. This additional funding, in conjunction with our $3 million of working capital as of December 31, 2004 provided us with necessary working capital to meet our current and long-term working capital needs which are discussed in the following paragraphs. In addition, to the extent that our existing PET centers are able to establish and maintain a trend of generating working capital from their operations, we will have the working capital necessary to continue the development of new PET centers.

         On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of June 30, 2005 $1.5 million has been advanced.

         We currently operate five PET centers. Each new PET center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET center requires maintenance and as of June 30, 2005, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $12,917, plus applicable sales tax, for each such contract. The premises in which the centers conduct their operations are leased and as of June 30, 2005 our premises lease commitments approximate $33,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $2.1 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for Queens PET center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2005 we are in compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an interest.

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


                                        The Sagemark Companies Ltd.


August 19, 2005                         /s/ THEODORE B. SHAPIRO
                                        ----------------------------------
                                        Theodore B. Shapiro
                                        Chief Executive Officer,
                                        President and Director


August 19, 2005                         /s/ GEORGE W. MAHONEY
                                        ----------------------------------
                                        George W. Mahoney
                                        Chief Financial Officer