Form 10KSB/A
period 2004-12-31
SAGEMARK COMPANIES LTD
filed 2005-09-21
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A


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

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment. PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of December 31, 2004, we own and or operate five PET imaging centers.

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET imaging centers commence operations.

     The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve increasing revenue trends and it is that evaluation that management uses in order to determine whether a PET imaging center's sales and marketing efforts are effective. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives, it is critical that we begin to develop a trend of increasing working capital that is derived from our operations.

     We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on laws that exist for PET imaging center ownership in the state in which the PET imaging center is established.

     We currently own and operate PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manage PET imaging centers in Rockville Center, New York, Hialeah, Florida and Forest Hills (Queens), New York. The dates on which our PET imaging centers began operations are as follows:

              Location                                  Start Date
              ----------------------                    ----------
              Wichita, Kansas                           August 2001
              Rockville Center, New York                October 2002
              Parsippany, New Jersey                    February 2003
              Hialeah, Florida                          February 2003
              Forest Hills (Queens), New York           December 2004

      During 2004 and 2003 we earned net patient service revenues from our PET imaging centers of $2,931,000 and $2,345,000, respectively, and management fees of $3,291,000 and $1,971,000, respectively.

Corporate Information

     The Company was formed in 1961 as a New York corporation. It has changed its name several times. We changed our name to The Sagemark Companies Ltd. in 1999.

     Originally, we were engaged in businesses unrelated to medical diagnostic imaging. We had previously engaged, through subsidiary entities, in the telecommunications, smartcard, audio products distribution, electro-mechanical and electro optical manufacturing, three dimensional product manufacturing and services, temporary employment outsourcing and business consulting businesses. We sold or otherwise disposed of our interests in these businesses approximately five years ago. In 1994, we decided to concentrate our efforts in the medical diagnostic imaging field and acquired International Magnetic Imaging, Inc. ("IMI"), a corporation which owned and operated MRI imaging centers which had been founded and operated by Dr. Stephen A. Schulman, the Chief Executive Officer of Premier and a member of our Board of Directors. After operating ten of the MRI centers that we acquired and four other MRI centers that we established following the acquisition of IMI, we sold IMI to a major health care company in 1999 and realized a substantial gain on the sale.

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

     We returned to the diagnostic imaging business in 2001 utilizing the same format that had been successfully utilized by us in connection with our ownership and operation of the MRI centers owned by IMI. Accordingly, on May 14, 2001, we acquired all of the outstanding shares of capital stock of Premier and Premier Cyclotron International Corp. from the founders of those companies, pursuant to an agreement which we entered into with such founders on May 14, 2001, at a purchase price consisting of six thousand (6,000) shares of our common stock which we valued at $2,500 and certain additional stock entitlements contingent upon the future performance of our then proposed PET imaging centers. Pursuant to the Stock Purchase Agreement, the founders were entitled to receive 1,917,000 additional shares of our common stock (319,500 shares for each of the first six PET imaging centers established by Premier P.E.T. Imaging International, Inc., if and when the PET imaging center achieves positive earnings before the deduction of interest expense, income taxes, depreciation and amortization during at least one month during the first eighteen months of each PET imaging center's operations. On December 30, 2003 the Stock Purchase Agreement was amended and reduced the number of shares the founders were entitled to receive by 502,000 shares. Among the shareholders of Premier and Premier Cyclotron International Corp. were entities owned, in part, by Messrs. Schulman, Shapiro and Blessey. Following such acquisition, Premier became a wholly owned subsidiary of the Company and, in connection therewith, Messrs. Schulman, Shapiro and Blessey became, or continued to serve as, officers and directors of Sagemark and/or Premier. In June 2004, pursuant to such agreement, we issued an aggregate of 1,415,000 shares of our common stock to such founders. We valued such shares at $4,811,000 which represents goodwill. Of such shares, the entities owned by Messrs. Schulman, Shapiro and Blessey received 400,000, 275,000 and 525,000 of such shares, respectively.

Risk Factors

     You should carefully review and consider the following risks, as well as all other information contained in this Annual Report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Annual Report constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, "Statement Regarding Forward-Looking Statements" in Item 6.

Risks Related to our Business

We may experience cash flow deficits and losses
-----------------------------------------------

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

     We generated revenues of $6,222,000 for the year ended December 31, 2004, representing an increase in revenues of approximately 44% as compared to revenues during the same period last year. We incurred losses of $818,000 and $1,584,000, and we had cash flow from operating activities of $1,382,000 and a cash flow deficit of $30,000, in calendar years 2003 and 2004, respectively.

     We anticipate that we will incur substantial non-recurring professional fees and other costs and expenses during our current expansion period in which we will be reviewing and negotiating potential opportunities to expand our medical diagnostic imaging business and acquiring, constructing and commencing operations of new PET imaging centers. Furthermore, during this expansion phase, we anticipate increasing and supplementing our executive and other support personnel and otherwise increasing our fixed costs. We cannot provide any assurances as to whether or when we will reverse operating losses that we may sustain during this expansion phase. Also, there can be no assurance as to whether or when any new PET imaging centers that may be established or acquired by us will be profitable or generate positive cash flow.

Acceptance of our services by the medical community or by patients may not grow,
--------------------------------------------------------------------------------
which would impair our future revenues and profitability
--------------------------------------------------------

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

     We intend to expand our portfolio of PET imaging centers by either or both establishing additional PET imaging centers in locations selected by us or by acquiring existing PET imaging centers from others. We cannot be assured if or when the imaging services offered at any of such new PET imaging centers will be accepted to a level that will result in profits at any of such PET imaging centers.

The lack of effective marketing may limit our operating revenues
----------------------------------------------------------------

     Our future revenues and profitability will depend significantly on our ability to demonstrate to physicians and insurance companies the potential cost and performance advantages of PET imaging procedures over traditional diagnostic imaging procedures, as well as the advantages of our PET imaging centers over the PET imaging centers operated by others within our target markets. In order to develop and execute an effective marketing plan, we will hire an individual for each PET imaging center who will be responsible for performing all marketing services for such center. We will be required, with respect to each new PET imaging center established by us to market to the medical community the services offered by each such PET imaging center in instances where there are similar services being offered by competitors who have established facilities and pre-existing relationships with physicians within our target market. Our ability to achieve and sustain sufficient levels of revenues and profitability in the future will depend in part on our ability to successfully market and sell the PET imaging services provided at our PET imaging centers on a wide scale.

We will require equipment financing in order to expand our business
-------------------------------------------------------------------

     To date, we have financed the purchase of our PET systems and ancillary equipment, as well as a substantial portion of the costs incurred in connection with the build-out of each of our PET imaging centers, with DVI Financial Services, Inc. and General Electric Capital Corp., two independent equipment lenders. There are a limited number of companies that provide such financing among which are General Electric Capital Corp., Siemens and Phillips. DVI is in bankruptcy and no longer represents a potential source of such financing for us. Our ability to expand our business will be dependent upon our ability to obtain appropriate equipment financing.

     In connection with our current equipment financings, we have granted such lenders liens on each of such PET systems, virtually all of the other assets of each PET imaging center and our equity interest in each such PET imaging center. Additionally, we are the obligor with respect to all of such indebtedness. The financing documents with respect to such financings contain, and we expect that any future financing documents will contain, certain specified events of default, the occurrence of any of which will give rise to rights in favor of such lenders to foreclose their security interests in all of such assets and bring an action against us to recover all amounts due. Among such events of default are any breach by us of our obligations to make timely payment of all required debt service or equipment lease payments, the breach by us of any of our other obligations, representations or warranties, our failure to maintain specified cash balances or specified debt to equity ratios, certain specified acts of bankruptcy or insolvency, any material adverse charge in our financial condition or business operations or material changes in the ownership of the Company. Under certain circumstances, an uncured default of the terms of the financing documents relating to a particular PET imaging center will cause a default under the financing documents for all of the PET imaging centers financed by that particular lender. While we are currently not in default of any of such financing documents, there can be no assurance that there will not be an occurrence of an event of default under any of our existing or future financing documents or, if so, that we will be able to timely cure any such default for which we have been granted cure rights. In the event any such lender should declare a default under such financing documents and seek to enforce its rights as a secured creditor thereunder, such enforcement, if successful, would result in the curtailment of the operations of those PET imaging centers whose assets are foreclosed upon.

We are highly leveraged and will need to generate positive cash flow to service
-------------------------------------------------------------------------------
our debt
--------

     We are highly leveraged. As of December 31, 2004, our total indebtedness was approximately $7,761,000, inclusive of approximately $7,296,000 in borrowings under capital leases or loan agreements with independent equipment lenders. Our annual debt service requirements under such leases and loan agreements are currently approximately $1,900,000. To the extent we establish new PET imaging centers, we expect to obtain equipment financing to the extent of approximately $2,000,000 for each such facility. To the extent we acquire any existing PET imaging centers from others we will likely require seller or external financing. Accordingly, we anticipate that our annual debt service requirements will increase. In the event that our working capital is substantially reduced or we are unable to generate sufficient cash flow from our operations, we will face difficulties in servicing our substantial equipment and acquisition financing indebtedness. Our ability to make payments on our equipment and acquisition indebtedness, when due, will depend on our ability to generate future cash flow which is subject, in part, to general economic, financial, competitive, regulatory and other factors that are beyond our control. Moreover, our substantial indebtedness could restrict our operations by, among other things, requiring us to dedicate a substantial portion of our cash flow from operations to payments of such indebtedness thereby reducing the availability of our cash flow to fund working capital and other required expenditures. In addition, such substantial indebtedness will make it more difficult for us to satisfy our obligations to our other creditors, will increase our vulnerability to economic downturns and competitive pressures in our industry, and will place us at a competitive disadvantage compared to our other competitors that have less indebtedness in relation to cash flow.

The lack of future financing will limit our proposed expansion plans
--------------------------------------------------------------------

     The capital requirements associated with expanding our operations, including establishing and/or acquiring additional PET imaging centers, have been and will continue to be substantial. We plan on seeking to establish a number of additional PET imaging centers in the next eighteen to twenty-four months. We also intend to explore acquisition opportunities with respect to PET imaging centers owned by others. While we cannot predict the amount of capital required to complete any such future acquisition, the amount of required financing therefore could exceed our current working capital and be substantial and our current working capital could be reduced to the extent it is utilized for acquisitions.

     While we believe that our current working capital and cash flow from operations is sufficient for us to meet certain of our near term business and expansion plans and to pay our monthly operating expenses which are currently approximately $450,000, we will require approximately $2,000,000 of financing for the purchase of the PET system, ancillary equipment and leasehold improvements for each new PET imaging center established by us and, possibly, additional debt or equity financing for any acquisitions of PET imaging centers from others, if any. We believe that, in addition to such equipment financing for each additional PET imaging center established by us which we will be required to obtain from equipment lenders, we will need to invest up to approximately $350,000 for working capital for each such PET imaging center. No assurance can be given that we will be able to obtain such additional financing if and when needed, or that, if available, such financing will be available on terms acceptable to us. If adequate funds are either not available or not available on acceptable terms if and when required, our business, revenues, financial condition and results of operations will suffer. Also, if we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced and any such securities may have powers, preferences and rights that are senior to those of the rights of the holders of our common stock.

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

Existing first refusal rights may impair our ability to obtain capital or
-------------------------------------------------------------------------
require us to obtain additional capital
---------------------------------------

     Pursuant to the terms of the placement agency agreement between us and the brokerage firm which conducted a private placement of our securities, we granted such placement agent an exclusive right of first refusal to manage any private or public offering of our debt, equity, or other securities until November 28, 2006. We also agreed to pay such placement agent certain cash commissions and other compensation in the event that, at any time on or before January 12, 2006, we enter into a commitment or letter of intent relating to any offering of our debt or equity securities and receive financing in connection therewith, or obtain any other financing, from any investor who received offering documents from the placement agent in connection with such private placement. The existence of such right of first refusal may delay, limit or otherwise hinder our ability to obtain financing commitments from third parties.

     Pursuant to an agreement we entered into with certain investors in April 2004 who agreed to provide financing for one of our PET imaging centers, subject to the satisfaction of certain conditions which have not yet been complied with, we granted such investors a right of first refusal to provide working capital for certain of our future PET imaging centers if and when such agreement becomes effective. If such agreement becomes effective and if such investors exercise their first refusal rights and provide such financing for a particular future PET imaging center, the investors will receive an equity interest in such PET imaging center and 50,000 shares of our common stock. We have agreed with the placement agent for the private placement previously noted, however, that if such investors exercise their first refusal rights and provide us with the working capital funds for any new PET imaging centers which are the subject of such agreement, that we will not use any of the net proceeds from such private placement conducted by such placement agent for any such PET imaging center in which one or more physicians own less than 40% of the equity interest in such center unless we obtain such placement agent's consent. This agreement may require us to obtain financing for certain of our future PET imaging centers in lieu of utilizing a portion of the net proceeds from such private placement that we could have otherwise used for such purposes. There can be no assurance that, if required, the placement agent will provide any such consent

We will incur certain costs and face certain obstacles in establishing and/or
-----------------------------------------------------------------------------
acquiring additional PET imaging centers
----------------------------------------

     We will face a variety of risks in establishing new PET imaging centers and acquiring additional existing PET imaging centers from others. In establishing new PET imaging centers, we analyze the target marketplace demographics, local competition, referring physician demographics, prospective contributions of strategic and other partners and other significant factors. Despite such assessments, there can be no assurance that we will be able to attract patients from existing established PET imaging centers located within our target market or any additional PET imaging centers established by us will operate profitably or generate positive cash flow. We have, in the past, experienced certain difficulties in estimating the time within which some of our PET imaging centers would achieve breakeven, as well as the effect of subsequent new competitors who locate PET imaging centers within our target markets. To the extent that it takes longer than anticipated to reach breakeven or if there is a reduction in future revenues as a result of additional competitive facilities being established within our target market, we will be required to invest additional capital in any such PET center to enable it to sustain its operations. If and to the extent we acquire PET imaging centers from others, we will be required to rely upon our due diligence investigation and evaluation of any such acquisition and we will face the customary difficulties encountered in integrating the operations of any such PET imaging centers with our existing operations. Likewise, there can be no assurance that if and when we acquire any such additional PET imaging centers from others, that such PET imaging centers will operate profitably or generate positive cash flow. Moreover, we will incur substantial professional and other costs and expenses in connection with conducting our due diligence and negotiating and documenting all such new PET imaging centers and/or acquisitions and may not recoup such costs and expenses in the event that any such efforts are not consummated.

We depend on a small number of equipment suppliers, the loss of which could
---------------------------------------------------------------------------
limit our expansion plans
-------------------------

     In addition to General Electric Company, Siemens, C.I.T. and Phillips, there may be only one or two other manufacturers of PET systems. We are dependent upon such manufacturers, and their willingness to provide equipment financing to us, to expand our business. If, for any reason, we are unable to obtain equipment financing from such manufacturers with respect to the imaging equipment, leasehold improvements and related costs for any additional PET imaging centers established by us, our growth and expansion plans will be substantially limited.

We depend on a small number of Fluoro-Deoxy-Glucose ("FDG") suppliers, the loss
-------------------------------------------------------------------------------
of which could adversely affect our business
--------------------------------------------

     Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. Currently, we are dependent upon IBA Eastern Isotopes, Inc. and PETNET Pharmaceuticals, Inc. for these isotopes. We have an outstanding past due indebtedness of $167,000 to PETNET which recently suspended providing this isotope to our PET center in Wichita, Kansas. We have made arrangements with another supplier to provide this isotope to this center and, accordingly, the operations of this center have not been disrupted. While we believe that alternative suppliers may be found for the FDG used at our PET imaging centers , if we were to lose either of our current suppliers, there can be no assurance that any such supplier could be replaced in a timely manner. We do have supply agreements with our FDG suppliers which generally serve to reduce our supply risk and price increases, however, these agreements are subject to termination for specified events of default by us, including payment defaults. Any interruptions or delays in the supply and/or delivery of FDG could materially harm our present operations by curtailing a PET center's ability to perform PET scans on its patients and thereby adversely affect our revenues and financial condition.

The PET technology may become obsolete and our business could be harmed
-----------------------------------------------------------------------

     PET is a relatively new and emerging medical diagnostic imaging technology and such technologies are subject to rapid technological change as well as the development of alternative medical diagnostic imaging technologies, techniques or products. Any such changes could render our PET systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET systems. Should any such changes occur, there can be no assurance that we will be able to acquire any new or improved technologies or equipment which may be required to service patients at our PET imaging centers.

If managed care and other payor contracts for our PET imaging centers are not
-----------------------------------------------------------------------------
renewed or are terminated early, our revenues will be reduced
-------------------------------------------------------------

     In order to maximize the potential profitability of each of our PET imaging centers, we (or the provider at each such facility) seek to secure as many contracts with managed care organizations, commercial health insurers, government agencies and other payors as possible. Typically, approximately 49% of the net patient service revenues received by our PET imaging centers are derived from Medicare, approximately 32% from Blue Cross and Blue Shield, and approximately 19% from various managed care organizations, commercial health insurers and other payors. Our PET imaging centers are approved providers to Medicare. Upon the expiration of any of such contracts, each PET center will be subject to the risk that such payors will not renew their existing contracts. Substantially all of such contracts with such payors provide for thirty (30) to one-hundred-eighty (180) days notice by payors to terminate such contracts "without cause." The loss of our status as an approved Medicare provider or the termination or non-renewal of a significant number of such contracts for our PET imaging centers will have a material adverse effect on our business by reducing revenues to, and in some cases below, breakeven levels.

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

     Both Federal and State laws regulate referrals by physicians. The Federal anti-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. PET imaging, as a nuclear medicine service, is currently not a designated health service under Stark II, so long as the service is not provided in a hospital inpatient or outpatient setting. Consequently, Stark II should not apply to restrict physicians from referring such patients to our PET imaging centers. There can be no assurance, however, that Stark II will not be expanded in the future to cover PET imaging.

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

The loss of any of our executive officers or key personnel could adversely
--------------------------------------------------------------------------
affect our business
-------------------

     Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of services for any reason of Theodore B. Shapiro, our Chief Executive Officer, President and Director, or George W. Mahoney, our Chief Financial Officer, could have a material adverse effect on our present and proposed business. Our PET center operations rely significantly on the expertise and experience of Dr. Stephen A. Schulman, the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, and a Director of the Company. The loss of Dr. Schulman's services for any reason could also have a significant adverse impact on the operations of our PET imaging centers. Both Messrs. Shapiro and Schulman are parties to employment agreements with the Company and Premier, respectively, which agreements were recently extended for a period through March 24, 2010. We recently hired a Vice President of Operations pursuant to a three year employment agreement. Each of such employment agreements provides for early termination upon the occurrence of, among other things, any uncured breach by the Company or such officers of their respective obligations and covenants thereunder, bankruptcy or insolvency of the Company, death or disability of such officers, or upon a change of control of the Company as defined in such agreements. We do not maintain key man life insurance on the lives of any of our executives.

The failure to hire additional personnel will impair the operations of the
--------------------------------------------------------------------------
Company and its future PET imaging centers
------------------------------------------

     Our success and proposed expansion plans will also depend on, among other factors, the recruitment and retention of qualified marketing and administrative personnel and technologists for each of our PET imaging centers, as well as additional executives and key employees of the Company. It is difficult to predict the availability of qualified marketing and administrative personnel and technologists or such additional executive or key personnel or the compensation levels that will be required to hire and retain them. In particular, there is a very high demand for qualified technologists who are necessary to operate the PET systems in our PET imaging centers. While we have thus far been able to secure the services of qualified technicians at prevailing levels of compensation for each of our PET imaging centers when we needed to do so, we may not be able to do so for our future PET imaging centers and we may be required to pay bonuses and higher salaries to our technologists which would increase our operating expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified marketing and administrative personnel and skilled technologists or any such additional executive or key personnel at economically reasonable compensation levels could adversely affect our ability to operate and expand our business as well as the financial results of our business. In addition, we will be required to increase the number of executives and PET center personnel currently employed by us in order to implement our expansion plans and, in doing so, the salary and other costs associated with hiring such persons at this time will reduce our margins in the near term until such time, if any, as future revenues from additional PET imaging centers offset such costs.

If we fail to compete successfully, our revenues and operating results will be
------------------------------------------------------------------------------
adversely affected
------------------

     As the acceptance and use of PET imaging technology increases, competition from hospitals and others will likewise increase. Each of our PET imaging centers services a target market which consists principally of referring physicians located within a specific radius of each such center. Competition differs within each target market and generally consists of hospitals with their own PET systems and other fixed site PET imaging centers or mobile PET system operators. There are a number of large publicly and privately owned companies which are engaged in the operation of fixed site PET imaging centers or mobile PET systems, among which are Alliance Imaging, Insight, U.S. Oncology and Molecular Imaging Corporation. Our current annual revenues and number of PET imaging centers are substantially less than those of such publicly owned companies. Many of our competitors have established fixed site PET imaging centers or mobile PET system operations within our target markets and have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET imaging business, particularly if PET imaging procedures continue to gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours or that would render our PET system obsolete or noncompetitive. In addition, if competitors establish other stationary PET imaging facilities or offer mobile PET systems within the target market of our existing or future PET imaging centers it will likely reduce the revenues of our PET imaging centers in such markets. The hospital and insurance industries have been experiencing a trend towards consolidation. If such trend continues, it is likely to increase competition for patients within the target market of our PET imaging centers.

A successful liability claim against us in excess of our insurance coverage
---------------------------------------------------------------------------
would harm our business
-----------------------

     We currently maintain commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us. Such insurance currently costs us approximately $268,000 annually. While we have not been subjected to any claims to date, we do not know if any claims that may be asserted against us in the future arising from the use of the PET systems at our PET imaging centers will be successfully defended or that our insurance will be sufficient to cover liabilities arising from any such claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Our PET services require the use of radioactive materials, which could subject
------------------------------------------------------------------------------
us to regulation, related costs and delays and potential liabilities for
------------------------------------------------------------------------
injuries or violations of environmental, health and safety laws
---------------------------------------------------------------

     The imaging services provided at our PET imaging centers involve the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert or non-radioactive substances, using these materials presents a risk of accidental environmental contamination and physical injury.

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

We are currently dependent upon Medicare, various managed care organizations,
-----------------------------------------------------------------------------
various commercial health insurance carriers and other payors for our revenues
------------------------------------------------------------------------------
and accounts receivable
-----------------------

     Substantially all net patient service revenues and accounts receivable from the operations of our PET imaging centers, other than management fees received by us from the operations of such centers, are revenues received and receivables due from patients' health insurance carriers, Medicare, Blue Cross and Blue Shield and various managed care organizations, commercial health insurers other payors. In 2004, $1,438,000, or 49%, of our net patient service revenues were derived from Medicare and $939,000, or 32%, of such revenues were derived from Blue Cross and Blue Shield. In 2004, $125,000, or 39%, of our total accounts receivable were due from Blue Cross and Blue Shield and $91,000, or 28%, of our total accounts receivable, were due from Medicare. In 2003, $552,000, or 23%, of our net patient service revenues were derived from Blue Cross and Blue Shield and $1,085,000, or 46%, of such revenues were derived form Medicare. In 2003, $115,000, or 22%, of our total accounts receivable were due from Blue Cross and Blue Shield and $186,000, or 35%, of our total accounts receivable, were due from Medicare. This concentration of revenues and accounts receivable is a risk of our business.

There is uncertainty relating to third-party reimbursement for PET imaging
--------------------------------------------------------------------------
services which is critical to market acceptance of our services and future
--------------------------------------------------------------------------
profitability
-------------

     Our PET scanning services are generally billed to various third-party payors, such as government programs and private insurance plans. Third-party payors carefully review, and are increasingly challenging, in general, the prices charged for medical services, and are generally continually assessing whether to cover new services and evaluating the level of reimbursement for covered services. Payors may deny coverage and reimbursement for PET imaging or scanning procedures if they determine that the procedure was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot be assured that reimbursement from third-party payors for our services will be available in all cases, or, if available, that reimbursement will not be less than the amount billed. If third-party reimbursement of fees for these procedures is reduced or unavailable, it will be more difficult for us to earn profits. Moreover, initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for future PET diagnostic imaging services. We cannot guarantee that these or similar initiatives will not be adopted in the future. Any reduction in the rates of or change of the conditions for reimbursement for such services could, among other things, substantially reduce the number of imaging procedures for which we can obtain reimbursement and otherwise have a material adverse effect on our revenues and financial results by decreasing demand for such services or creating downward pricing pressure. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers , relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET center could significantly adversely affect our business.

The application or repeal of state certificate of need regulations could make it
--------------------------------------------------------------------------------
difficult to establish PET imaging centers in other jurisdictions
-----------------------------------------------------------------

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

If we fail to comply with various licensing, certification and accreditation
----------------------------------------------------------------------------
standards, we may be subject to loss of licensing, certification or
-------------------------------------------------------------------
accreditation, which would adversely affect our operations
----------------------------------------------------------

     Each of the states in which our PET imaging centers operate requires that the imaging technologists that operate our PET systems be licensed or certified. In the healthcare industry, various types of organizations are required to be accredited in order to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Also, each of our PET imaging centers must continue to meet various requirements in order to receive payments from the Medicare program. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that, if required, we will be able to obtain accreditation with the applicable organizations. Any failure to obtain such accreditation or comply with any such requirements, or any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and result in material reductions in our revenues.

Managed care organizations may prevent healthcare providers from using our
--------------------------------------------------------------------------
services, which would adversely affect our revenues
---------------------------------------------------

     Healthcare providers participating as providers under managed care plans may be required to refer patients which require diagnostic imaging tests to specific imaging service providers depending on the plan in which each covered patient is enrolled. In some cases, these requirements currently restrict healthcare providers from using our diagnostic imaging services. The proliferation of managed care may prevent an increasing number of healthcare providers from using the services of our PET imaging centers in the future, which would cause our revenues to decline.

We may be unable to effectively maintain our PET systems or generate revenues
-----------------------------------------------------------------------------
when our PET systems are not working
------------------------------------

     Customarily, service to the PET systems in our PET imaging centers, when required, has been timely provided pursuant to service contracts we obtain from the equipment manufacturers for each of the PET systems in our PET imaging centers. Currently, we maintain service contracts with General Electric and CTI. It is customary for manufacturers of PET systems to provide service contracts for the PET systems sold by them as inducements for customers to purchase their equipment. While we are aware that there are independent service providers, we are currently dependent on our current service providers. Although our service providers are established companies, there can be no assurance that major repairs to our PET systems, if and when required, will be performed timely and effectively. Timely and effective service is essential to maintaining our reputation and high utilization rates for our PET systems. Our manufacturers' warranties, maintenance contracts, and business interruption insurance, may not fully compensate us for loss of revenue if our PET systems are not in service. The principal components of the operating costs of our PET imaging centers include equipment and premises lease payments, depreciation, salaries paid to technologists and other PET center personnel, annual PET system maintenance costs and insurance. Because the majority of these costs are fixed, a reduction in the number of procedures performed at a PET center due to out-of-service equipment will result in lower revenues and margins. Thus, if we experience greater than anticipated PET system malfunctions or if we are unable to promptly obtain the service necessary to keep our PET systems functioning effectively so that we can perform PET scans, our revenues will be reduced.

Our current officers and directors maintain effective voting control over us
----------------------------------------------------------------------------

     Our officers and directors beneficially own approximately twenty-four (24%) of the currently outstanding shares of our common stock. While such ownership will not provide such persons with the absolute ability to cause shareholder votes to be determined in accordance with their desires, we are not aware of any other group that controls a block of votes equal or greater to the votes controlled by our officers and directors. Consequently, as a practical matter it may be difficult for other shareholders to determine the outcome of a shareholder vote in a manner different from that desired by our officers and directors.

     Moreover, because there is no cumulative voting for directors, our executive officers and directors will be in a position to influence the election of all the directors of the Company and to thereby control the business of the Company through their stock ownership.

We are not in compliance with rules requiring the adoption of certain corporate
-------------------------------------------------------------------------------
governance measures. This may result in shareholders having limited protections
-------------------------------------------------------------------------------
against interested director transactions, conflicts of interest and similar
---------------------------------------------------------------------------
matters
-------

     The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (compliance dates for various provisions occur between July 31, 2005 and one year following listing on a national stock exchange) and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are in compliance with requirements relating to the adoption of a corporate Code of Ethics, establishing an Audit Committee and having the required number of independent directors on our Board of Directors. We are in the process of establishing a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Because we intend to have our common stock listed on NASDAQ, we will be required to comply with all of these corporate governance practices that are applicable to us and incur the initial and ongoing costs associated with such compliance. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. There can be no assurance as to whether or when our common stock will be listed on NASDAQ.

Failure to achieve and maintain effective internal controls in accordance with
------------------------------------------------------------------------------
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on
-----------------------------------------------------------------------------
our business and operating results. In addition, current and potential
----------------------------------------------------------------------
stockholders could lose confidence in our financial reporting, which could have
-------------------------------------------------------------------------------
a material adverse effect on our stock price
--------------------------------------------

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

We lack control over the operations and decisions of Trident Growth Fund L.P.
-----------------------------------------------------------------------------

     We own a limited partnership interest in Trident Growth Fund L.P. ("Trident") whose operations are controlled by its general partner, Trident Management, LLC, an independently owned entity. As of December 31, 2004, Trident had investments in private and public companies that are carried at an estimated fair market value of approximately $25,000,000. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values and are usually not liquid investments. As of December 31, 2004, our cumulative share of Trident's loss was $280,000. There is no assurance that Trident will generate profits in the future. As a limited partner, to the extent that Trident incurs future losses, our share of such losses may be significant and therefore could have a material adverse impact on us.

We do not intend to pay any dividends on our common stock in the foreseeable
----------------------------------------------------------------------------
future
------

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

The liability of our officers and directors is limited
------------------------------------------------------

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

We may maintain cash deposits in excess of federally insured limits with various
--------------------------------------------------------------------------------
banks
-----

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

Risks Related to our Securities and Capital Structure

The limited public trading market may cause volatility in the price of
----------------------------------------------------------------------
our\common stock
----------------

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

     During the period January 1, 2004 through December 31, 2004, the shares of our common stock have traded on the OTCBB at prices ranging from a low of $1.50 per share to a high of $3.55 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock over the last 12 months has been limited, so
------------------------------------------------------------------------
investors may not be able to sell as many of their shares as they want at
-------------------------------------------------------------------------
prevailing prices
-----------------

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

Penny stock regulations may impose certain restrictions on marketability of the
-------------------------------------------------------------------------------
Company's securities
--------------------

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

Additional authorized shares of our common stock available for issuance may
---------------------------------------------------------------------------
adversely affect the market
---------------------------

     The Company is authorized to issue 25,000,000 shares of common stock. As of December 31, 2004, there were 6,927,761 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). However, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company's 1999 Long-Term Incentive Stock Option Plan (the "Plan") or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which was completed in January 2005. As of December 31, 2004, we had outstanding stock options and warrants to purchase an aggregate of 2,964,600 shares of our common stock, of which 1,509,225 are exercisable at prices ranging from $1.12 per share to $3.50 per share and 1,455,375 of which are exercisable at $4.00 per share. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants. In addition, as of December 31, 2004, there were 964,000 shares of our common stock reserved for issuance under the Plan.

     Additionally, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance pursuant to a right of first refusal agreement entered into by us in April 2004 pursuant to which we agreed to issue to three unaffiliated investors, an aggregate of 50,000 shares of our common stock for each PET imaging center established by us (subject to compliance with certain conditions and certain specified exclusions), provided that such investors exercise such right of first refusal and provide an aggregate of $250,000 of working capital for each such new PET imaging center.

     To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without being required to obtain shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market
---------------------------------------------------------------

     From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 6,581,003 shares of our common stock outstanding (which does not include 346,758 shares held in the Company's treasury), and excluding the shares of our common stock offered pursuant to our Private Placement (which subsequently closed in January 2005), 4,495,750 shares have been issued for less than one year and are, therefore, not eligible for sale under Rule 144, 440,000 shares have been issued for more than one year and less than two years and are eligible for sale in compliance with Rule 144, subject to the volume and other limitations thereof, and 321,668 shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k), without regard to the volume limitations thereunder. Of the total issued and outstanding shares, 1,645,253 shares which have been outstanding for more than two years, 100,001 of such shares are subject to lock-up agreements between the owners of such shares and the placement agent which conducted the private placement of our securities which was completed in January 2005, subsequent to the December 31, 2004 reporting period, pursuant to which the owners of such shares have agreed not to sell them until after January 12, 2006. See "Certain Relationships and Related Transactions - Related Party Transactions."

     In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

There are certain provisions in our Certificate of Incorporation and By-Laws
----------------------------------------------------------------------------
that may entrench management and make their removal from office more difficult
------------------------------------------------------------------------------

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

Our Business

General

     Through its wholly-owned subsidiary, Premier P.E.T. Imaging International, Ltd., the Company develops, manages and operates state-of-the-art outpatient medical diagnostic imaging centers which utilize positron emission tomography ("PET"), combination PET and computed tomography ("CT") and related equipment and technology.

     PET is an advanced non-invasive medical diagnostic imaging procedure that produces images of the body's metabolic and biologic functions. This imaging modality is currently used for the detection, diagnosis and treatment of certain cancers, coronary disease and neurological disorders, enabling physicians to accurately diagnose and treat certain illnesses and diseases earlier than ever before.

     We currently we have five operating PET imaging centers in our portfolio and have identified strategic locations for several others which we intend to develop as soon as practicable. Premier, through majority owned subsidiaries, derives a portion of its revenues from management and administrative services rendered by such subsidiaries to professional corporations which conduct their medical practices at the Company's PET imaging centers. Such subsidiaries provide a variety of management and administrative services pursuant to agreements that typically have a ten year term with renewal options and provide for the payment of monthly management fees by such professional corporations. In addition to providing such services, such subsidiaries provide the facilities, medical and other equipment, and furniture and furnishings for each such PET imaging center.

     With the competitive requirements of the marketplace requiring a greater need to address cost issues while at the same time optimizing patient management and care, PET is regarded in the medical community as the most advanced, accurate and cost effective disease detection procedure currently available.

About the PET Imaging Industry

     The market for PET and PET/CT medical diagnostic imaging services is highly fragmented and shared by a growing number of medical diagnostic clinics, imaging companies and hospitals. PET imaging services are performed in both fixed sites, such as ours, and mobile units, to accommodate demand.

     The number of PET scans performed in the United States increased 48% in 2003, reaching 650,000 procedures. Rapid growth is expected to continue. Frost & Sullivan, a leading industry analyst reports that PET and PET/CT is the fastest growing molecular imaging segment within the medical diagnostic imaging market and in its May 2004 report on the imaging industry predicted a growth rate in PET and PET/CT utilization of 100% between 2002 and 2005.

     Indeed, the market for diagnostic imaging service in the United States is already approaching a $100 billion a year business, an increase of approximately 40% over that of year 2000, reports the Blue Cross and Blue Shield Association, using estimates from Booz Allen Hamilton.

     Industry experts agree that physician education, expanding insurance coverage and strong consumer interest continues to drive the significant increase in the number of PET procedures performed in the past year.

     The capabilities of PET as a diagnostic and treatment tool continue to gain greater recognition in the clinical community. Medicare coverage for PET continues to expand and now includes coverage for a growing number of medical indications including breast cancer, cervical cancer, colorectal cancer, esophageal cancer, head and neck cancer, lung cancer (non-small cell), lymphoma, melanoma, solitary pulmonary nodule, thyroid cancer and Alzheimer's disease as well as myocardial viability, myocardial perfusion and refractory seizures. In addition, Medicare has recently established a national data registry program that also includes coverage for ovarian cancer, pancreatic cancer, small cell lung cancer and soft tissue carcinoma, as well as testicular cancer and several others. In addition, private insurance carriers are also covering an increasing number of indications.

The Advantages of PET Imaging

     PET imaging offers significant advantages over other diagnostic imaging modalities (i.e., magnetic resonance imaging, computerized axial tomography and conventional radiographic imaging) as it provides a direct measure of alterations in the body's biochemistry and functional/metabolic activities. Prior to the introduction of PET technology, only anatomical imagery was available. In most cases, the precursors to all disease are biochemical in nature and initially affect function, as opposed to structure. PET imaging, which has the ability to create a diagnostic image of early metabolic changes, can significantly reduce the time required for diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

     PET reduces or eliminates ineffective or unnecessary surgery and hospitalization in many instances. In addition, it offers the following substantial advantages over current medical diagnostic imaging procedures:

         -- replaces the need for multiple, costly medical testing with a single imaging procedure
         -- displays a 3D image of all of the organ systems of the body with one examination
         -- diagnoses and detects diseases, in most instances before detection by other tests
         -- monitors the path and progress of disease as well as response to treatment
         -- reduces redundant medical costs and reduces discomfort to the patient

     As a result of the cost efficiency and clinical effectiveness of PET, we believe that hospitals and other healthcare providers are experiencing an increased demand from their patients to provide PET imaging and related services. Increasingly, many of such healthcare providers are utilizing third parties like us, to provide PET imaging services.

     Clinical applications of PET imaging have the most impact on three specializations: oncology, cardiology and neurology.

         Oncology. Despite advances in medical treatment, cancer related deaths remain the second leading cause of death in the United States, second only to heart disease.

         Because PET measures metabolic activity, it can accurately characterize a tumor as benign or malignant. PET is also extremely sensitive in determining the full extent of a disease and to facilitate the initial staging of cancer, enabling an early change in the course of treatment avoiding unnecessary diagnostic and therapeutic surgeries.

         Cardiology. Heart disease is the leading cause of death in the United States, accounting for approximately one-third of all deaths.

         A PET scan is the most accurate medical diagnostic test utilized in the detection of coronary artery disease. PET images can display inadequate blood flow to the heart during stress that is undetected by other non-invasive cardiac tests. PET enables physicians to screen for coronary artery disease, to assess flow rates and flow reserve, and to determine whether coronary patients can avail themselves of coronary artery bypass surgery. It is also fast becoming an important tool for cardiologists attempting to achieve reversal of coronary artery disease through aggressive risk factor modification, enabling both doctor and patient to directly and non-invasively measure the progress of improvement in coronary blood flow.

         Neurology. Of the top ten causes of death in the United States, Alzheimer's disease is the fastest growing. Driven by an aging population, Alzheimer's disease presents a significant opportunity for growth of the PET technology.

         Because PET can reveal abnormal metabolic patterns in the brain, it is invaluable in diagnosing and treating various forms of dementia. PET provides important diagnostic information leading to quicker diagnosis and treatment

The PET Imaging Procedure

     Commercial diagnostic PET imaging equipment systems are comprised of high-speed computers, an examination table and a large imaging detector mechanism (collectively, the "PET scanner"), which are used to acquire and produce detailed PET images of the human body's metabolic functions.

     Performing an actual PET scan involves first introducing an isotope into the patient's blood stream prior to the PET procedure. An isotope is a substance which when diffused into a patient's system enables the PET scanner to create an image of the body's metabolic functions. After the isotope is diffused into the patient's body, the patient is placed on an examination table which is moved into the center of the PET scanner, which is cylindrical and has a wide opening, or gantry. The wide gantry and relatively short length of the imaging mechanism help minimize patient discomfort.

     The PET imaging system detects signals emitted by the isotope as it moves through the body and is attracted to any metabolic activity. Cells with abnormal activity, such as cancerous cells, are highly metabolic and are easily detected by the PET imaging procedure. A high-speed computer reconstructs the signals into three-dimensional images that display normal or abnormal metabolic function.

     We are required to obtain a radioactive materials license from each state in which we operate our PET imaging centers in order to enable us to perform PET procedures on patients. We are required to comply with applicable laws, rules and regulations pertaining to such licenses and we are in compliance with same.

The Company's PET Imaging Centers

     To date, we have established five PET imaging centers and intend to acquire or establish additional PET imaging centers throughout the United States. We own, operate or administer the operations of the following PET imaging centers.

     Forest Hills (Queens), New York
     Rockville Centre, New York
     Parsippany, New Jersey
     Hialeah, Florida
     Wichita, Kansas

Government Regulation

     We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations we are required to comply with in the conduct of our business. Among the statutes that we are required to comply with are the federal anti-referral law, commonly referred to as "Stark II," which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. PET imaging, as a nuclear medicine service, is currently not a designated health service under Stark II, so long as the service is not provided in a hospital inpatient or outpatient setting. Consequently, Stark II should not apply to restrict physicians from referring such patients to our PET imaging centers. Additionally, we are subject to the federal anti-kickback law which prohibits any person from offering or receiving any remuneration for the referral of patients, or the inducement of the purchase of a service, covered by federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that may apply to us. Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as ours), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians. We are also subject to the Health Insurance Portability and Accountability Act of 1996 and the Federal False

Claims Act which proscribes actions designed to defraud federal healthcare programs. Any violation of any of the laws, rules or regulations to which our business is subject could have a material adverse effect upon us. See "Risk Factors-Risks Related to our Business."

Research and Development

         We do not conduct any research and development activities. We believe that our growth opportunity will be best achieved by utilizing imaging technologies that have already been developed and proven.

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

     In addition, continuing physician education of PET imaging capabilities and indications keep referring physicians aware of current applications and uses for PET imaging. Coupled with the work of our national management team, certain key members of our management team spend a portion of their time marketing our services and our PET imaging centers.

Suppliers

     In order to perform a PET scan on a patient, a radioactive isotope is administered to each patient prior to the scan. Such isotopes are manufactured by a small number of suppliers and maintain their effectiveness for not more than one day. Because of the short period of time that these isotopes maintain their effectiveness, it is important to utilize suppliers proximate to each PET center. Currently, we purchase the isotopes used by our Rockville Centre and Forest Hills (Queens), New York, Parsippany, New Jersey and Hialeah, Florida PET imaging centers from IBA Eastern Isotopes, Inc. and the isotopes used by our Wichita, Kansas PET center from PFI, LLC. We have supply agreements with Eastern Isotopes but these agreements are not long term agreements. We do not have a written supply agreement with PFI, LLC. These supply agreements typically have terms ranging from six months to three years, provide for a fixed price for the FDG isotope during the term of the agreement and are not exclusive. The loss of availability of these suppliers with respect to the PET imaging centers which are served by such suppliers could adversely affect the operations of such PET imaging centers .

Competition

     The market for diagnostic imaging services is highly competitive. Our most significant competition comes from mobile PET companies that provide PET imaging procedures and hospitals that have their own in-house PET imaging systems. We also compete with other independent imaging centers located within our target markets. However, we strive to strategically locate our imaging centers in areas in which PET imaging services are not currently provided, as well as areas where we can take advantage of untapped or under exploited physician referral bases.

Employees

     We currently employ 14 people, including our officers. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

Transfer Agent and Registrar

     The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our executive offices are located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019 and are leased on a month to month basis from New York Executive Suites, an unaffiliated landlord, at an annual all-inclusive rental of approximately $10,000.

     At December 31, 2004 and through February 2005 Sagemark and Premier occupied office space at 2300 Glades Road, Suite 100-W, Boca Raton, Florida 33431 under a short term cancelable lease.

     As of March 1, 2005 Sagemark and Premier began occupying offices at 4710 N.W. Boca Raton Boulevard, Boca Raton, Florida 33431 pursuant to a five year lease with an unaffiliated landlord. The monthly rent for such offices is $4,034 in the first year of the lease, increasing to $4,625 in the last year of the lease, plus a proportionate amount of the real estate taxes and common area maintenance charges.

     Each of our PET imaging centers is leased from an independent third party pursuant to separate lease agreements, except for our PET center in Wichita, Kansas which is leased from Premier Health Imaging, Inc., an entity owned by Dr. Schulman. The lease agreement with respect to our Wichita, Kansas PET center provides for an annual rent of $54,000. We believe that such rent is comparable to the rent that we would have to pay to an independent landlord for similar premises.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date hereof, we are not a party to any legal proceedings and, to our knowledge, none are threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies, or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol "SKCO." The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                  BID
                                                         ---------------------

Quarter Ended                                               High        Low
-----------------------------------------------------    ----------  ---------

March 31, 2004                                           $     2.85  $    1.25
June 30, 2004                                            $     3.26  $    1.95
September 30, 2004                                       $     3.50  $    2.90
December 31, 2004                                        $     3.55  $    2.65

March 31, 2003                                           $     3.40  $    3.00
June 30, 2003                                            $     3.55  $    2.50
September 30, 2003                                       $     2.70  $    2.00
December 31, 2003                                        $     2.45  $    1.50

      On February 24, 2005, there were approximately 5,141 holders of record of our common stock.

Description of Capital Stock

     The following summary is qualified in its entirety by reference to the Company's Restated Articles of Incorporation ("Articles") and its By-Laws. The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.01 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share.

Common Stock

     As of December 31, 2004, there are 6,927,761 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). Each share of common stock entitles the holder of record thereof to cast one vote on all matters acted upon at the Company's stockholder meetings. Directors are elected by a plurality vote. Because holders of common stock do not have cumulative voting rights, holders or a single holder of more than 50% of the outstanding shares of common stock present and voting at an annual stockholders meeting at which a quorum is present can elect all of the Company's directors. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. All of the outstanding shares of our common stock are fully paid and non-assessable, and the shares of our common stock to be issued in connection with the exercise of options under the Option Plan and outstanding common stock purchase warrants, will be fully paid and non-assessable when issued.

     Holders of shares of our common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its sole discretion from funds legally available therefor. In the event the Company is liquidated, dissolved or wound up, holders of our common stock are entitled to share ratably in the assets remaining after liabilities and all accrued and unpaid cash dividends are paid.

Preferred Stock

     As of December 31, 2004, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2004.

     Our Board of Directors has the authority to divide the authorized preferred stock into series and the shares of each series will have such relative rights, powers and preferences as shall be fixed and determined by the Board of Directors. The provisions of a particular series of authorized preferred stock, as designated by the Board of Directors, may include restrictions on the payment of dividends on our common stock. Such provisions may also include restrictions on the ability of the Company to purchase shares of our common stock or to purchase or redeem shares of a particular series of our authorized preferred stock. Depending upon the voting rights granted to the holders of any series of authorized preferred stock, the issuance thereof could result in a reduction in the voting power of the holders of shares of our common stock. In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of our preferred stock will receive, in priority over the holders of shares of our common stock, a liquidation preference established by the Board of Directors, together with accumulated and unpaid dividends. Depending upon the consideration paid for authorized shares of our preferred stock, the liquidation preference of authorized preferred stock and other matters, the issuance of authorized shares of our preferred stock could result in a reduction in the assets available for distribution to the holders of shares of our common stock in the event of the liquidation of the Company.

     As of December 31, 2004, there are 2,962 shares of our preferred stock issued and outstanding, of which 170 shares are designated as Series B Preferred Stock, 92 shares are designated as Series E Preferred Stock, and 2,700 shares are designated as Series F Preferred Stock.

     The holders of the Series B preferred shares are entitled to annual dividends of $3.50 per share, provided that the Company has attained annual after tax earnings of more than $200,000, and have a liquidation preference in connection with any involuntary liquidation of the Company of $87.50 per share. The shares of Series B preferred stock are redeemable by the Company at $87 per share. There was approximately $1,000 in accumulated unpaid dividends on this Series of preferred stock as of December 31, 2004. No dividends on this Series of Preferred Stock were declared in 2003 or 2004. The holders of the Series E preferred shares are entitled to annual dividends of $.10 per share, provided that the Company has attained after tax earnings of more than $200,000. The shares of Series B preferred stock are redeemable by the Company at $87 per share. There was approximately $18 in accumulated unpaid dividends on this Series of preferred stock as of December 31, 2004. No dividends on this Series of preferred stock were declared in 2003 or 2004. The holders of the Series F preferred shares are entitled to annual dividends of $8 per share in any year in which the Company's net after tax income exceeds $500,000. The shares of Series F preferred stock are redeemable by the Company at $1 per share. There was approximately $43,000 in accumulated unpaid dividends on this series of preferred stock as of December 31, 2004. No dividends on this series of preferred stock were declared in 2003 or 2004.

Dividends

     We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Private Placement Offerings

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

         On November 29, 2004 and December 29, 2004 we closed on two rounds of a private placement of our securities. Subsequent to the reporting period, on January 13, 2005 we closed on a third and final round of such private placement. In total we sold 3,750,000 shares of common stock for $2 per share or $7,500,000. The purchasers of the shares received warrants to buy a total of 1,875,000 shares for $4 per share. Joseph Stevens & Company, Inc. acted as our placement agent on the offering and received a cash commission fee of 9% of the gross proceeds, a cash consulting fee of 2% of the gross proceeds, a non-accountable expense allowance equal to 1% of the proceeds and the right to receive warrants to purchase 1,125,000 shares of common stock for $2.00 per share. We are required to file a registration statement to register the shares sold and the shares underlying the warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

     This Annual Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

     Investors should evaluate any statements made by us in light of these important factors.

Introduction

     We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment. PET imaging is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of December 31, 2004, we own and or operate five PET imaging centers.

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and we may incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan may be offset by future revenues when additional PET imaging centers commence operations.

     The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve increasing revenue trends and it is that evaluation that management uses in order to determine whether a PET imaging center's sales and marketing efforts are effective. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives, it is critical that we begin to develop a trend of increasing working capital that is derived from our operations.

     We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on laws that exist for PET imaging center ownership in the state in which the PET imaging center is established.

Year ended December 31, 2004 as compared to year ended December 31, 2003

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior years audited financial statements.

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

     The following table presents our accounts receivable aging by payor class as of December 31, 2004:

                                              31-60          61-90       91 days or
                              Current         days           days          greater         Total
                           ------------   ------------   ------------   ------------   ------------
Managed care               $    125,000   $     51,000   $     20,000         12,000   $    208,000
Medicare/Medicaid                67,000          7,000         10,000          6,000         90,000
Commercial                        2,000          7,000          7,000          2,000         18,000
Private pay                       1,000          1,000          1,000          1,000          4,000
                           ------------   ------------   ------------   ------------   ------------
Total                      $    195,000   $     66,000   $     38,000   $     21,000   $    320,000
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

     At December 31, 2004, the Company's contractual allowance balance is $245,000 which is a $12,000 increase from the balance at December 31, 2003. The increase of $12,000 resulted from a change in estimates of prior year net patient service revenue. The contractual allowance percentage at December 31, 2004 is 43%, which is a 12% increase from the percentage at December 31, 2003. For each one percentage point increase in the contractual allowance balance percentage, the Company's net patient service revenue would be decreased by approximately $6,000. Likewise, a one percentage point decrease would increase the Company's net patient service revenue by approximately $6,000.

Results of Operations

     The following discusses and compares our results of operations for the years ended December 31, 2004 and 2003.

Revenues

     Our sources of revenues come from net patient service revenues for the PET imaging centers which we own and management fees for the PET imaging centers which we manage pursuant to service and license agreements. Total revenues for 2004 represent an increase of approximately $1.9 million from 2003 of which $586,000 was an increase in net patient service revenues and $1.3 million was an increase in management fees.

     A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During 2004, $1,438,000, or 49% of net patient service revenue was from Medicare, $939,000, or 32% of net patient service revenue was from Blue Cross/Blue Shield and $52,000, or 2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During 2003, $1,085,000, or 46% of net patient service revenue was from Medicare, $552,000, or 23% of net patient service revenue was from Blue Cross/Blue Shield and $134,000, or 5% of net patient service revenue was from Diagnostic Radiology Network. As of December 31, 2004, $91,000, or 28% of patient accounts receivable were due from Medicare and $125,000, or 39%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

     The net patient service revenues of both the PET imaging centers that we directly own trended upwards from the prior year. Our PET center in Wichita, Kansas, increased its revenues by $100,000 or 11% and was operational for all of 2004 and 2003. Our PET center in Parsippany, New Jersey, which became operational in February of 2003, increased its revenues by $486,000, or 33%.

     We also experienced an upward revenue trend from both of our PET imaging centers in which we generate management fees. Our PET center in Long island, New York, increased its management fees by $676,000 or 50%, and was operational for all of 2004 and 2003. Our PET center in Hialeah, Florida, which became operational in February of 2003, increased its revenues by $644,000, or 105%. Our newest PET center, located in Forest Hills (Queens), New York, became operational in December of 2004 and will not start generating management fees until 2005.

     Overall, our PET imaging centers produced a 44% increase in revenues from 2003 which we attribute to the success of our marketing efforts and the increased awareness of our PET imaging centers by the physicians to whom we market our services.

Operating Expenses

     The operating expenses of PET imaging centers that were generating revenues increased $700,000, or 24% from 2003 to 2004. A significant portion of our operating expenses are patient service related costs which by their nature fluctuate variably based on revenue increases or decreases. Our revenues increased by 44% from 2003 to 2004 and the 24% increase in operating expenses was in-line with management's expectations. Operating expenses of the Queens PET center, which did not start generating revenues until 2005, had expenses of $116,000. Corporate operating expenses for 2004 remained relatively level 2003, decreasing $15,000, or 1%. We anticipate that if we develop new PET imaging centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET imaging centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel and in January 2005, we entered into an employment agreement with an operations executive at an annual salary of $140,000.

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

Minority Interests

     The income of our PET imaging centers that is allocable to the minority shareholders of our PET imaging centers for 2004 and 2003 was $533,000 and $178,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York, Parsippany, New Jersey and Hialeah, Florida generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 39% to 49%.

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

     Our principal sources of working capital during 2004 included $1.2 million generated from our operating activities, as compared to $170,000 during 2003, $4.9 million of net proceeds from the sale of common stock, as compared to $1.07 million during 2003, and $503,000 from debt proceeds, as compared to $2.5 million during 2003. The increase in cash flows from operations was the direct result of a 44% increase in revenues. Cash flows from the sale of common stock are not necessarily expected to be recurring, however, in January 2005 we received net proceeds of $1.4 million from the final closing on a private placement offering. Cash flows from debt issuances fluctuate based on when we establish new centers and the nature of the debt incurred to finance them. During 2003 we established two new centers compared to one center in 2004 and accordingly, cash flows from debt issuances were greater in 2003 than 2004.

     Our principal uses of working capital during 2004 included $1.1 million of loan and capital lease payments, as compared to $684,000 during 2003, $460,000 for capital expenditures, as compared to $2.4 million during 2003, and $701,000 in distributions paid to minority interest investors, as compared to $216,000 during 2003. The increase in debt service requirements for 2004 was the direct result of the new financings incurred to establish PET imaging centers. We anticipate that as new PET imaging centers are developed our cash used to service the corresponding debt will increase and will continue to be a significant use of our cash.

     Working capital includes $320,000 of net patient accounts receivable of which $125,000, or 39%, was due from Blue Cross and Blue Shield and $90,000, or 28%, was due from Medicare.

     In January 2005, we closed on an additional private placement and received net proceeds of $1.4 million. This additional funding, in conjunction with our $3 million of working capital as of December 31, 2004 provided us with necessary working capital to meet our current and long-term working capital needs which are discussed in the following paragraphs. In addition, to the extent that our existing PET imaging centers continue a trend of generating working capital from their operations, we will have the working capital necessary to continue the development of new PET imaging centers.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2004 $1.2 million has been advanced.

     We currently operate five PET imaging centers. Each new PET center requires the acquisition of PET scanning equipment, which for our first four centers was financed with loans from DVI Financial Services, Inc. The PET scanning equipment at each PET imaging center requires maintenance and as of December 31, 2004, we have entered into five separate long-term service contracts to provide for such maintenance which require monthly payments which range from of $9,167 to $12,917, plus applicable sales tax, for each such contract. The premises in which the centers conduct their operations are leased and as of December 31, 2004 our premises lease commitments approximate $30,000 per month.

     Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $1.4 million for the next twelve months. On June 22, 2004 we executed an agreement modifying the repayment terms to a note payable entered into in 2001 for our PET imaging center in Wichita, Kansas. Beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for Queens PET imaging center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of December 31, 2004 we are compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET imaging centers in which we have an interest.

Available Information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, files reports, proxy and information statements and other information with the Commission. Reports, proxy statements and other information filed by u with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained upon written request addressed to the Commission, Public Reference Section, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The

Commission also maintains an Internet web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov.

     No person has been authorized to give any information or to make any representation other than as contained or incorporated by reference in this Annual Report and, if given or made, such information or representation must not be relied upon as having been authorized by us.

ITEM 7.  FINANCIAL STATEMENTS


                  The Sagemark Companies Ltd. and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                      -----



Independent Auditors' Report ...............................................  25

Financial Statements:

         Consolidated Balance Sheets .......................................  26

         Consolidated Statements of Operations..............................  28

         Consolidated Statements of Comprehensive Income (Loss) ............  30

         Consolidated Statements of Shareholders Equity ....................  31

         Consolidated Statements of Cash Flow ..............................  33

         Notes to Consolidated Financial Statements.........................  36

                              MOORE STEPHENS, P.C.
                           CERTIFIED PUBLIC ACCOUNTS
               ===================================================




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York

     We have audited the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P.C.
Certified Public Accountants

/s/ MOORE STEPHENS, P.C.

Cranford, New Jersey
March 28, 2005

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      December 31,
                                                                          2004
                                                                      ------------
Assets:
Current Assets:
     Cash                                                             $  5,065,000
     Patient accounts receivable, net                                      320,000
     Patient accounts receivable, related party                                 --
     Management fees receivable                                            228,000
     Marketable securities, current                                          9,000
     Other current assets                                                  253,000
                                                                      ------------

     Total Current Assets                                                5,875,000
                                                                      ------------

Fixed Assets:
     Furniture, fixtures, equipment and leasehold improvements, net      4,770,000
     Equipment held under capitalized lease obligations, net             1,924,000
                                                                      ------------

     Total Fixed Assets                                                  6,694,000
                                                                      ------------

Other Assets:
     Investment in unconsolidated affiliate                              2,311,000
     Marketable securities, restricted                                       2,000
     Goodwill                                                            4,811,000
     Other assets                                                          173,000
                                                                      ------------

     Total Other Assets                                                  7,297,000
                                                                      ------------

     Total Assets                                                     $ 19,866,000
                                                                      ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                                   2004
                                                                                               ------------
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                                          $    757,000
     Accounts payable, related party                                                                664,000
     Accrued payroll                                                                                 51,000
     Accrued dividends                                                                               44,000
     Other accrued expenses                                                                          74,000
     Current portion of notes payable                                                             1,181,000
     Current portion of capitalized lease obligations                                                83,000
                                                                                               ------------

     Total Current Liabilities                                                                    2,854,000
                                                                                               ------------

Long-Term Debt:
     Notes payable, net of current portion                                                        4,158,000
     Subordinated notes payable                                                                     392,000
     Deferred interest on subordinated notes payable                                                 73,000
     Capitalized lease obligations, net of current portion                                        1,874,000
                                                                                               ------------

     Total Long-Term Debt                                                                         6,497,000
                                                                                               ------------

Minority Interest                                                                                   717,000
                                                                                               ------------

Commitments and Contingencies                                                                            --

Shareholders' Equity:
     Preferred stock, par value $1.00 per share                                                       3,000

     Common stock, par value $.01 per share, (25,000,000 Shares authorized; 6,927,761 shares
     issued and 6,581,003 shares outstanding as of December 31, 2004)                                69,000
     Additional paid-in-capital, common stock                                                    70,589,000
     Accumulated other comprehensive [loss]                                                         (40,000)
     Accumulated deficit                                                                        (59,132,000)
     Deferred compensation expense                                                                   (5,000)
     Less common stock (346,758 shares in 2004) in Treasury, at cost                             (1,686,000)
                                                                                               ------------

     Total Shareholders' Equity                                                                   9,798,000
                                                                                               ------------

     Total Liabilities and Shareholders' Equity                                                $ 19,866,000
                                                                                               ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Years ended
                                                                   December 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Revenues:
     Net patient service revenue                          $  2,879,000    $  2,234,000
     Net patient service revenue - related party                52,000         111,000
     Management fees                                         3,291,000       1,971,000
                                                          ------------    ------------

     Total Revenues                                          6,222,000       4,316,000
                                                          ------------    ------------

Operating Expenses:
     Patient service costs and expenses - FDG                  791,000         568,000
     Patient service costs and expenses - Related party         25,000          38,000
     Patient service costs and expenses - other                175,000          99,000
     Radiology expense                                         215,000         181,000
     Equipment maintenance                                     437,000         144,000
     Professional fees                                         288,000         235,000
     Legal fees, related party                                 233,000         150,000
     Billing and collection fees - related party                94,000          62,000
     Salaries, payroll taxes and Fringe benefits             1,025,000       1,128,000
     Consulting fees                                                --              --
     Consulting fees - related party                                --              --
     Rent expense - related party                               68,000          68,000
     Other general and administrative Expenses               1,424,000       1,400,000
     Depreciation and amortization                           1,306,000       1,218,000
     Provision for bad debt expense                             38,000          28,000
                                                          ------------    ------------

     Total Operating Expenses                                6,119,000       5,319,000
                                                          ------------    ------------

     (Loss) Income From Operations                             103,000      (1,003,000)
Interest Expense                                              (599,000)       (649,000)
Interest Income, Investments                                     4,000          16,000
Other Income                                                     2,000          18,000
                                                          ------------    ------------

     Loss From Operations Before Share of Earnings of
     Unconsolidated Affiliate and Minority Interest in
     (Income) Loss of Subsidiaries                            (490,000)     (1,618,000)
Share of Earnings of Unconsolidated Affiliate                  231,000         218,000
Minority Interest in (Income) Loss of Subsidiaries            (533,000)       (178,000)
                                                          ------------    ------------

     Loss Before Income Tax Provision - Forward           $   (792,000)   $ (1,578,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Years ended
                                                           December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

     Loss Before Income Tax Provision - Forwarded  $   (792,000)   $ (1,578,000)
Income Tax Provision                                    (26,000)         (6,000)
                                                   ------------    ------------

     Net Loss                                      $   (818,000)   $ (1,584,000)
                                                   ============    ============

Basic and Diluted Loss Per Common Share:
     Net Loss                                      $      (0.26)   $      (0.80)
                                                   ============    ============

Weighted Average Common Shares Outstanding            3,099,169       1,969,581
                                                   ============    ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                  Years ended
                                                                  December 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Net Loss                                                  $   (818,000)   $ (1,584,000)
Other Comprehensive Income (Expense):
Unrealized holding gains (losses) on available for sale
securities                                                       4,000         (17,000)
                                                          ------------    ------------

     Comprehensive Loss                                   $   (814,000)   $ (1,601,000)
                                                          ============    ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                          Preferred                                                    Additional
                                            Shares                                       Common         Paid-in
                                            Issued         Common                        Stock,         Capital,
                                              and          Shares       Preferred         Par           Common
                                          Outstanding      Issued         Stock          Value          Stock
                                         ------------   ------------   ------------   ------------   ------------
     Balance - December 31, 2002                2,962      1,992,011   $      3,000   $     20,000   $ 59,406,000
Unrealized investment holding (losses)             --             --             --             --             --
Forgiveness of accrued executive
salaries                                           --             --             --             --        293,000
Cancellation of stock purchase
warrants                                           --             --             --             --       (214,000)
Issuance of common shares                          --        440,000             --          4,000      1,096,000
Offering costs                                     --             --             --             --        (29,000)
Issuance of common stock purchase
warrant                                            --             --             --             --         13,000
Deferred stock compensation                        --             --             --             --             --
Distributions to minority interest
investors                                          --             --             --             --             --
Net (loss)                                         --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------

     Balance - December 31, 2003                2,962      2,432,011          3,000         24,000     60,565,000
Shares issued under private placement
offering                                           --      2,950,750             --         30,000      5,892,000
Offering costs                                     --             --             --             --       (989,000)
Unrealized investment holding gains                --             --             --             --             --
Shares issued in lieu of payment of
executive salaries                                 --        130,000             --          1,000        324,000
Deferred stock compensation                        --             --             --             --             --
Shares issued pursuant to earn-out
provisions - related parties (see
Note 11)                                           --      1,415,000             --         14,000      4,797,000
Distributions to minority interest
investors                                          --             --             --             --             --
Net loss                                           --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------

     Balance - December 31, 2004                2,962      6,927,761          3,000         69,000     70,589,000

                                          Accumulated
                                            Other                           Less                            Total
                                         Comprehensive                      Common         Deferred      Shareholders'
                                            Income       Accumulated        Stock        Compensation       Equity
                                            (Loss)         Deficit       in Treasury       Expense         (Deficit)
                                         ------------    ------------    ------------    ------------    ------------
     Balance - December 31, 2002         $    (27,000)   $(55,813,000)   $ (1,686,000)   $   (223,000)   $  1,680,000
Unrealized investment holding (losses)        (17,000)             --              --              --         (17,000)
Forgiveness of accrued executive
salaries                                           --              --              --              --         293,000
Cancellation of stock purchase
warrants                                           --              --              --         214,000              --
Issuance of common shares                          --              --              --              --       1,100,000
Offering costs                                     --              --              --              --         (29,000)
Issuance of common stock purchase
warrant                                            --              --              --         (13,000)             --
Deferred stock compensation                        --              --              --          12,000          12,000
Distributions to minority interest
investors                                          --        (216,000)             --              --        (216,000)
Net (loss)                                         --      (1,584,000)             --              --      (1,584,000)
                                         ------------    ------------    ------------    ------------    ------------

     Balance - December 31, 2003              (44,000)    (57,613,000)     (1,686,000)        (10,000)      1,239,000
Shares issued under private placement
offering                                           --              --              --              --       5,922,000
Offering costs                                     --              --              --              --        (989,000)
Unrealized investment holding gains             4,000              --              --              --           4,000
Shares issued in lieu of payment of
executive salaries                                 --              --              --              --         325,000
Deferred stock compensation                        --              --              --           5,000           5,000
Shares issued pursuant to earn-out
provisions - related parties (see
Note 11)                                           --              --              --              --       4,811,000
Distributions to minority interest
investors                                          --        (701,000)             --              --        (701,000)
Net loss                                           --        (818,000)             --              --        (818,000)
                                         ------------    ------------    ------------    ------------    ------------

     Balance - December 31, 2004              (40,000)    (59,132,000)     (1,686,000)         (5,000)      9,798,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Years ended
                                                                           December 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Cash Flows - Operating Activities
     Net loss                                                     $   (818,000)   $ (1,584,000)
     Adjustments to reconcile net loss to net Cash -operations:
         Depreciation and amortization                               1,306,000       1,218,000
         Share of earnings of unconsolidated Affiliates               (231,000)       (218,000)
         Stock option compensation expense                               5,000          12,000
         Provision for bad debt expense                                 38,000          28,000
         Minority interest in income (loss) of subsidiaries            533,000         178,000
         Other operating adjustments                                        --         (12,000)
     Change in assets and liabilities:
         Patient accounts receivable- net                              169,000        (311,000)
         Patient accounts receivable- related party                         --              --
         Management fees receivable- net                                11,000        (239,000)
         Other current assets                                         (131,000)        (22,000)
         Accounts payable                                               11,000         267,000
         Accounts payable - related parties                            386,000         138,000
         Accrued payroll and related expenses                          141,000         357,000
         Other accrued expense                                         (75,000)        125,000
         Deferred interest on subordinated debt                         37,000          33,000
                                                                  ------------    ------------

     Net Cash - Operating Activities - Forward                       1,382,000         (30,000)
                                                                  ------------    ------------

Cash Flows - Investing Activities
     Purchased fixed assets                                           (460,000)     (2,427,000)
     Advances made on notes receivable - Related party                      --         (61,000)
     Repayments of notes receivable - Related party                         --          81,000
     Deposits                                                               --              --
     Other investing activities                                          6,000           9,000
                                                                  ------------    ------------

     Net Cash - Investing Activities - Forward                    $   (454,000)   $ (2,398,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             Years ended
                                                             December 31,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------    ------------
     Net Cash - Operating Activities - Forwarded     $  1,382,000    $    (30,000)
                                                     ------------    ------------

     Net Cash - Investing Activities - Forwarded         (454,000)     (2,398,000)
                                                     ------------    ------------

Cash Flows - Financing Activities:
     Proceeds from private placement Offering           5,922,000         850,000
     Offering costs                                      (989,000)        (29,000)
     Loan proceeds                                        503,000       2,299,000
     Subordinated debt proceeds                                --         192,000
     Payments on notes payable                         (1,081,000)       (650,000)
     Payments on capital lease obligations                (43,000)        (34,000)
     Distributions to minority interest Investors        (701,000)       (216,000)
     Deferred financing costs                                  --         (40,000)
                                                     ------------    ------------

     Net Cash - Financing Activities                    3,611,000       2,372,000
                                                     ------------    ------------

     Net Increase [Decrease] in Cash                    4,539,000         (56,000)
Cash - Beginning of Periods                               526,000         582,000
                                                     ------------    ------------

     Cash - End of Periods                           $  5,065,000    $    526,000
                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
        Interest                                     $    562,000    $    616,000
        Income taxes                                 $     26,000    $      6,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplementary Disclosures of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2004
---------------------------------------

     During 2004, Theodore Shapiro, a Director of the Company and its Chief Executive Officer exchanged $325,000 of accrued salary for 130,000 shares of the Company's common stock.

     On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill.

     During 2004, the Company entered into capital lease obligations having an aggregate net present value of $1,831,000 resulting in a non cash increase in fixed assets.

During the year ended December 31, 2003
---------------------------------------

     During 2003, the Company entered into capital lease obligations having an aggregate net present value of $111,000 resulting in a non cash increase in fixed assets.

     During 2003, Dr. Stephen A. Schulman, a Director of the Company and the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., a wholly owned subsidiary, forgave $293,000 of accrued salaries owed to him. The $293,000 reduction in accrued salaries is presented in the financial statements as additional paid-in capital.

     During 2003, the Company sold 440,000 shares of common stock for gross proceeds of $1,100,000 and incurred offering expenses of $29,000 resulting in net proceeds of $1,071,000. Of the shares sold, Mr. Shapiro purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, Dr. Schulman purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him, and outside investors purchased 340,000 shares for $850,000.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies
    ------------------------------------------

Organization - The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), (formerly Consolidated Technology Group Ltd., formerly Sequential Information Systems, Inc.) is a publicly held New York corporation organized in 1961.

Sagemark acquired all of the stock of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock on May 14, 2001 pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, Premier's Founders were entitled to receive an aggregate of 1,917,000 additional shares of Sagemark's common stock (319,500 shares of Sagemark's common stock for each of the first six PET imaging centers established by Premier) if and when the PET imaging center achieves positive earnings before the deduction of interest expense, income taxes, depreciation and amortization during at least one month during the first eighteen months of each PET imaging center's operations. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

On March 29, 2001, Premier P.E.T. Imaging of Wichita, Inc. was formed as a wholly owned subsidiary of Premier. Effective March 29, 2002, Premier P.E.T. Imaging of Wichita, Inc. merged with and into Premier P.E.T. Imaging of Wichita, LLC. Premier P.E.T. Imaging of Wichita, LLC ("PET Wichita") is a wholly owned subsidiary of Premier and was created for the purpose of such merger.

On January 8, 2002, Premier PET Imaging of New Jersey, Inc. ("PET NJ") was formed as a wholly owned subsidiary of Premier. During the fourth quarter of 2002 Morris County PET Management LLC ("Morris Management") was capitalized by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On October 15, 2002, Premier purchased 77 Morris Units for a total of $200,200, and other investors had previously purchased 23 Morris Units for a total of $59,800. In each of November 2002 and July 2003, Premier sold 8 (an aggregate of 16 Morris Units) of its initial 77 Morris Units to other investors for a total of $41,600 and as of December 31, 2004 Premier owns 61% of Morris Management.

During the second and third quarters of 2002, Premier PET of Long Island LLC ("PET LI") was capitalized by issuing 100 Membership Units (the "Long Island Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On July 3, 2002, Premier purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, another investor purchased 49 Long Island Units for a total of $127,400. As of December 31, 2004, Premier owns 51% of PET LI.

During the first quarter of 2003, Hialeah PET Management LLC ("Hialeah Management") was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. Premier purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400. As of December 31, 2004, Premier owns 51% of Hialeah Management.

During the third quarter of 2003, P.E.T. Management of Queens, LLC ("Queens Management"), a New York limited liability company, was formed for the purpose of establishing and managing the Queens PET Center. In the second quarter of 2004 Queens Management was capitalized by issuing 100 Membership Units (the "Queens Units"). Initially Premier purchased 90 Queens Units for a total of $109,000 of which $9,000 represented a capital contribution and $100,000 represents subordinated debt. As of December 31, 2004, Premier owns 100% of Queens Management.

Nature of Operations - Since May 14, 2001 the Company has been engaged in acquiring, organizing and operating outpatient diagnostic imaging centers (the "PET imaging centers") throughout the United States utilizing positron emission tomography scanning equipment ("PET Scanning Equipment"). The diagnostic procedures we perform are used to detect cancer in the human body. The Company's PET imaging centers are organized through Premier.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies (Continued)

As of December 31, 2004, Premier had established five PET imaging centers located in: (1) Wichita, Kansas; (2) Parsippany, New Jersey; (3) Rockville Center, New York; (4) Hialeah, Florida; and (5) Queens, New York. The PET Center located in Wichita, Kansas reflects the operations of PET Wichita, a wholly owned subsidiary of Premier. The PET imaging center located in Parsippany, New Jersey reflects the operations of PET NJ, a wholly owned subsidiary of Premier, and is managed by Premier's 61% owned subsidiary, Morris Management. The PET Center located in Rockville Center, New York is an independently owned PET Center, Rockville PET Imaging, P.C., ("PET Rockville"), which is managed by Premier's 51% owned subsidiary, PET LI. The PET Center located in Hialeah, Florida is an independently owned PET imaging center, Eiber Radiology, Inc. ("Eiber Radiology"), which is managed by Premier's 51% owned subsidiary, Hialeah Management. The PET imaging center located in Queens, New York is an independently owned PET imaging center, Forest Hills PET Imaging, P.C., which is managed by Premier's 100% owned subsidiary, Queens Management.

PET Wichita started generating revenues in the third quarter of 2001. PET NJ started generating revenues in February 2003 and, pursuant to an Administrative Services Agreement dated May 22, 2002, Morris Management is entitled to receive management fees payable by PET NJ from PET Center revenues that may not exceed $401,000 per month. The annual management fee ceiling is based on a cumulative monthly amount. The agreement expires in May 2012, and shall renew automatically for an additional ten years. The management fees received by Morris Management are eliminated in consolidation.

PET Rockville started generating revenue in October 2002 and, pursuant to a Turnkey License and Services Agreement dated June 10, 2002, PET LI is entitled to receive management fees payable by PET Rockville from PET imaging center revenues that may not exceed $200,000 per month during the first nine months of the agreement and $400,000 per month for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. According to the terms of the agreement a portion of the management fee can be deferred to the extent that the contracted radiology groups practice revenues, less the payment of operating costs, billing and collection fees and PET scan reading/interpretation fees are not sufficient to pay the cumulative monthly management fee amount. This deferred management fee shall then be considered an advance by the Company and accrue interest at a rate of 5% per annum from the date of the deferral through the date of payment. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amounts permitted to be retained for physician and technician salaries. The agreement expires in June 2012, with two five year renewal options.

The PET imaging center in Hialeah started generating revenues in February 2003 and pursuant to an Administrative Services Agreement dated February 1, 2003, Hialeah Management is entitled to receive management fees payable from the independent Hialeah PET imaging center revenues in the amount of $250,000 per month for the first six months of the agreement, $300,000 per month for the next six months of the agreement and $400,000 for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amount permitted to be retained for physician and technician salaries. The agreement expires in February 2013, and can be renewed for an additional ten years.

The Queens PET imaging center did not generate revenues during 2004. Pursuant to a Turnkey License and Services Agreement dated December 31, 2004, Queens Management is entitled to receive management fees payable by Forest Hills PET Imaging P.C. from any of its future revenues in the amount of $200,000 for each of the first nine months of the Turnkey License and Services Agreement, and $400,000 for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amounts permitted to be retained for physician and technician salaries. The agreement expires in December 2014.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Premier Cyclotron International Corp. and Premier PET Imaging of Arlington Heights, Inc. were inactive during 2004 and 2003.

All significant intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the Company eliminates the minority interest portion of any related profits and losses. The allocable losses of such minority interests

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies (Continued)

are in excess of the Company's investment in such subsidiaries by $118,000 at December 31, 2003 of which $75,000 relates to Morris Management and $43,000 relates to Hialeah Management.

In January 2003, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assts that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46R specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

We adopted the provisions of FIN 46R as of January 2004. We have reviewed the Company's unconsolidated contracted radiology practice arrangements and its investment in unconsolidated affiliate under the provision and have determined that none of these arrangements meet the definition of a variable interest entity.

Cash - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, all of the Company's cash represents bank deposits.

Accounts Receivables - All of the Companies accounts receivables are reported at their net collectible amounts. The Company routinely assesses the strength of each payor mix and components, and based upon overall collection trends, factors surrounding the credit risk of the payor and overall economic conditions establishes an allowance for doubtful accounts. As a consequence, the Company believes that its credit risk exposure beyond the reserve is limited. Specific accounts for which no payments have been received for six consecutive months are considered delinquent and customary collection efforts are initiated. Specific accounts for which no payments have been received for twelve months are written-off. The reserve for uncollectible accounts at December 31, 2004 was $50,000.

Marketable Securities - All of the Company's investments that are classified as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. Unrealized gains and losses are recorded as a separate component of shareholders' equity and are included in the statement of other comprehensive loss. Additionally, when the fair market value of securities decline and in the opinion of management, the decline in market value of those securities are other than temporary, the cost basis of the individual security will be written down to fair value and the amount of the write-down shall be charged to earnings as a realized loss. As of December 31, 2004 the marketable securities that are classified as current assets represent the fair market value of the Company's investments in freely tradable shares and the marketable securities classified as long-term assets represent the fair market value of the Company's investment in restricted shares.

Fixed Assets - Furniture, fixtures, equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings.

Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates, jointly owned companies and other investees in which the Company owns 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies (Continued)

Long-Lived Assets - Goodwill - On May 14, 2001, the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to earn an aggregate of 1,415,000 additional shares of the Company's common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004 the Company issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and represents goodwill. The Company evaluates the recoverability and measures the potential impairment of its goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. Goodwill arising from the issuance of such contingent shares was tested for impairment upon issuance and such test indicated there was no impairment of goodwill.

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value. Based on this evaluation, as of December 31, 2004, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future recoverability may change in the near term, thus resulting in an acceleration in or complete write-off of certain long-lived assets

Revenue Recognition

Net Patient Service Revenues - Net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments (based on historical experience) under reimbursement agreements with third-party payors. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered, and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. Contractual adjustments are determined based upon a review of reimbursement policies and historical collections experience using a retrospective collection analysis for each payor mix. For the years ended December 31, 2004 and 2003, contractual adjustments amounted to approximately $2,232,000 and $1,419,000, respectively. The Company has historically not provided any significant amount of charity care.

Management Fees - Management fee revenues are derived from agreements with contracted radiology practice group's/PET scan centers. The Company enters into agreements with a radiology practice group's/PET scan centers which typically have initial terms of 10 years and contain renewal options for an additional term. Under these agreements, the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services, and in turn receives a management fee based upon the practice group's cash collections from imaging procedures. The Company records management fee revenues based upon the monthly net cash (i.e., practice groups' collections less amounts deducted for radiologists' and technicians' fees and salaries) it receives from the practice groups, as well as the net realizable value of the practice groups' outstanding patients accounts receivable, subject to agreed upon management fee ceilings.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Basic and Diluted Loss Per Share - Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (warrants or options) into common stock.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies (Continued)

During 2004 and 2003 and as of December 31, 2004 warrants and options issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. For 2004 and 2003, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, notes receivable and other current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of the Company's investment in unconsolidated affiliate is estimated to approximate its equity method balance and the fair value of furniture, fixtures and equipment is estimated to approximate their net book values. The fair value of capital lease and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2004, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2004 the Company had $4,528,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During 2004, $1,438,000, or 49% of net patient service revenue was from Medicare, $939,000, or 32% of net patient service revenue was from Blue Cross/Blue Shield and $52,000, or 2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During 2003, $1,085,000, or 46% of net patient service revenue was from Medicare, $552,000, or 23% of net patient service revenue was from Blue Cross/Blue Shield and $134,000, or 5% of net patient service revenue was from Diagnostic Radiology Network. As of December 31, 2004, $91,000, or 28%, of patient accounts receivable were due from Medicare and $125,000, or 39%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the choice of recording stock options issued to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. The Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by APB Opinion No. 25, rather than the fair value based method of accounting prescribed by SFAS No.
123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. (See note 17).

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

Reclassifications - Certain 2003 items have been reclassified to conform to the December 31, 2004 presentation.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Accounts Receivable
    -------------------

The Company's accounts receivables as of December 31, 2004 are summarized as follows:

                                      Patient        Management
                                      Accounts          Fees
                                     Receivable      Receivable        Total
                                    ------------    ------------   ------------

Accounts receivable                 $    614,000    $    228,000   $    842,000
Contractual allowances                  (244,000)             --       (244,000)
Allowance for doubtful accounts          (50,000)             --        (50,000)
                                    ------------    ------------   ------------
Accounts receivable, net            $    320,000    $    228,000   $    548,000
                                    ============    ============   ============


As of December 31, 2004 $548,000 of the Company's accounts receivable are pledged as collateral for borrowings.

Changes in the allowance for doubtful accounts for the year ended December 31, 2004 is as follows:

Year Ended December 31,                                                 2004
---------------------------------------------------------------    ------------
Balance at beginning of year                                       $     29,000
Provision for bad debts                                                  38,000
Doubtful accounts written-off                                           (17,000)
                                                                   ------------
Balance at end of year                                             $     50,000
                                                                   ============


(3) Furniture, Fixtures, Equipment and Leasehold Improvements
    ---------------------------------------------------------

The Company's furniture, fixtures, equipment and leasehold improvements as of December 31, 2004 are summarized as follows:

Medical equipment                                                  $  6,132,000
Leasehold improvements                                                1,402,000
Furniture and fixtures                                                   78,000
                                                                   ------------
Total at cost                                                         7,612,000
Accumulated depreciation                                             (2,842,000)
                                                                   ------------
Furniture, fixtures, equipment and leasehold improvements, net     $  4,770,000
                                                                   ============


During 2004 and 2003, the Company recorded depreciation of $1,217,000 and $1,157,000, respectively. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings as of December 31, 2004.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) Equipment Held Under Capitalized Lease Obligations
    --------------------------------------------------

The Company's equipment held under capitalized lease obligations as of December 31, 2004 are summarized as follows:

Computer equipment                                                 $    108,000
Medical equipment                                                     1,831,000
Furniture and equipment                                                 120,000
                                                                   ------------
                                                                      2,059,000
Accumulated amortization                                               (135,000)
                                                                   ------------
Equipment held under capitalized lease obligations, net            $  1,924,000
                                                                   ============


During 2004 and 2003, the Company recorded amortization of $66,000 and $39,000, respectively, related to equipment held under capitalized leases. Premier Health Services, Inc., whose Chief Executive Officer and Director is Dr. Schulman, has guaranteed approximately $11,000 of the outstanding lease obligations.

As of December 31, 2004, the future minimum lease payments under capital leases are as follows:

   2005                                                            $    253,000
   2006                                                                 435,000
   2007                                                                 413,000
   2008                                                                 390,000
   2009                                                                 382,000
   Thereafter                                                           765,000
                                                                   ------------
                                                                      2,638,000
Less amount representing imputed interest                              (681,000)
                                                                   ------------
Present value of net minimum capital lease payments                   1,957,000
Current portion of capitalized lease obligations                         83,000
                                                                   ------------
Non current portion of capitalized lease obligations               $  1,874,000
                                                                   ============


In December 2004, the Company entered into two capital leases with GE Capital Services, Inc. which represent a significant portion of the Company's total capitalized lease obligations. Pursuant to the underlying lease agreement, the Company is subject to certain default and remedy provisions, which include the following: (1) the Company must maintain a cash balance of not less than $500,000; (2) the Company's total indebtedness must not exceed three times its tangible net worth; and, (3) the Company's ownership must not materially change (excluding private placements of less than fifty percent of the total and issued outstanding shares of capital stock).

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(5) Investment in Unconsolidated Affiliates
    ---------------------------------------

The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund L.P. ("Trident" or the "Partnership") and, as of December 31, 2004, all but $188,000 of such contributions has been made. The Partnership's general partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003. With the addition of the new partners the Company's ownership in the Partnership was reduced from 34.5% to 24.1%, effective January 1, 2004.

The Company's December 31, 2004 investment balance in Trident, under the equity method, is presented in the following table.


Total Subscription at inception                                                           $  4,920,000
Subscription payable at inception                                                             (333,000)
                                                                                          ------------
Capital contributions paid-in at inception                                                   4,587,000
Expenses allocated to Trident in 1999                                                         (557,000)
Sale of 27% limited partnership interest                                                    (1,584,000)
Reduction in subscription payable balance upon sale of 27% limited partnership interest        145,000
Cumulative equity method loss                                                                 (280,000)
                                                                                          ------------
Equity method investment balance                                                          $  2,311,000
                                                                                          ============

At December 31, 2004 the equity method investment balance of $2,311,000 is $531,000 less than the amount of underlying equity in net assets, $2,842,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the year ended December 31, 2004 would be reduced by $531,000; and the equity method investment balance at December 31, 2004 would be $2,842,000. The Company does not have operating control as it relates to Trident Growth Fund, L.P.

         The condensed results of operations and financial position of Trident is summarized in the following table.

Years ended December 31,                           2004              2003
------------------------------------------     ------------      ------------
Income                                         $  2,657,000      $  2,681,000
Operating expenses                               (2,146,000)       (2,073,000)
Investment gains (losses)                           447,000           (21,000)
                                               ------------      ------------
Net income                                     $    958,000      $    629,000
                                               ============      ============


As of December 31, 2004
----------------------------------------------------------

Investments at fair value                                        $ 24,857,000
Other assets                                                        5,847,000
SAB debentures                                                    (18,365,000)
Other liabilities                                                    (561,000)
                                                                 ------------
Partnership capital                                              $ 11,778,000
                                                                 ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6) Marketable Securities
    ---------------------

     The Company's investment in marketable securities is detailed in the following tables.

Current marketable securities as of December 31, 2004
Common stock at cost                                                $    50,000
Unrealized holding loss                                                 (40,000)
                                                                    -----------
Market value                                                        $    10,000
                                                                    ===========

Restricted marketable securities as of December 31, 2004
Restricted securities at cost                                       $    38,000
Realized loss for permanent decline in value, recognized in 1998        (36,000)
                                                                    -----------
Market value                                                        $     2,000
                                                                    ===========

     The change in net unrealized holding loss on marketable securities is summarized in the following table.

As of December 31, 2004
Beginning balance                                                   $   (44,000)
Current net change in unrealized holding loss                             4,000
                                                                    -----------
Ending balance                                                      $   (40,000)
                                                                    ===========


(7) Notes Payable

   As of December 31, 2004, amounts outstanding on notes payable consist of the following:

   PET Wichita (a)                                                   $ 1,094,000
   PET NJ (b)                                                          1,333,000
   PET LI (c)                                                          1,241,000
   Hialeah Management (d)                                              1,213,000
   Queens Management (e)                                                 458,000
                                                                     -----------
Total senior notes payable                                             5,339,000
Less:  Current portion of senior notes payable                         1,181,000
                                                                     -----------
Long-term portion senior of notes payable                            $ 4,158,000
                                                                     ===========


     The aggregate maturities of the notes payable are follows:


Year Ending December 31,                                                Amount
---------------------------------------------------------------      -----------
 2005                                                                $ 1,181,000
 2006                                                                  1,321,000
 2007                                                                  1,452,000
 2008                                                                  1,082,000
 2009                                                                    136,000
 Thereafter                                                              167,000
                                                                     -----------
Total maturities of senior notes payable                             $ 5,339,000
                                                                     ===========

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(7) Notes Payable (Continued)

During 2004 and 2003 interest expense on the notes payable was $538,000 and $589,000, respectively.

(a) In April 2001, PET Wichita obtained $1.758 million in medical equipment and leasehold improvement financing from DVI Financial Services, Inc. ("DVI") to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish PET Wichita. The loan has a term of sixty-six months commencing September 25, 2001 and a fixed rate of interest of 10.60%. On June 22, 2004 we executed an agreement modifying the repayment terms to the note payable whereby beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Sagemark and Premier have guaranteed the financing. The Company paid a non-refundable $16,200 commitment fee to DVI. The loan agreement has various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of PET Wichita.

(b) On October 24, 2001, the Company obtained a commitment for $1.784 million in medical equipment and leasehold improvement financing from DVI to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish PET NJ. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.35%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. The Company paid a non-refundable $18,250 commitment fee to DVI. The loan agreement has various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier and PET NJ. As of December 31, 2003 all of the $1,784,000 financing has been utilized. Loan is guaranteed by Premier, PET NJ and Morris Management.

(c) On September 19, 2002, the Company obtained $1.659 million in equipment and leasehold improvement financing from DVI to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Rockville Centre that is managed by PET LI. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.50%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. Premier and PET Wichita have guaranteed the financing. Premier pledged its equity interest in PET LI as collateral security for such loan and $140,000 of the loan is jointly and severally personally guaranteed by Dr. Schulman and Theodore Shapiro, a Director of the Company and its Chief Executive Officer. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. The Company paid a non-refundable $15,400 commitment fee to DVI. The loan agreement contains various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, PET Wichita, and PET LI. As of December 31, 2003 all of the $1,659,000 financing has been utilized. Loan is guaranteed by Premier and PET LI.

(d) On March 31, 2003, the Company executed a loan agreement with DVI Financial Services, Inc. ("DVI"). The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET Scanning Equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center and $159,000 remains unfunded. The loan has a term of sixty-six months commencing in April 2003 and a fixed rate of interest of 9.25%. The loan agreement contains various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, PET Wichita, and PET LI. On August 25, 2003, DVI announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and it is uncertain whether the remaining $159,000 of the total financing commitment will be funded. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. Loan is guaranteed by Premier and Hialeah Management.

(e) In December 2004, the Company executed a loan agreement with GE Capital Services, Inc. The loan agreement provides for a maximum loan of $458,000. During 2004 the entire loan was used to pay for leasehold improvements necessary to establish the Queens PET imaging center. The loan has a term of eighty-four months commencing December 31, 2004 and a fixed rate of interest of 8.481%.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8) Subordinated Notes Payable
    --------------------------

     As of December 31, 2004, amounts outstanding on subordinated notes payable are as follows:

     Morris Management (f)                                          $     98,000
     PET LI (g)                                                          122,000
     Hialeah Management (h)                                              172,000
                                                                    ------------
Total subordinated notes payable                                    $    392,000
                                                                    ============


     The aggregate maturities of the subordinated notes payable are follows:

Year Ending December 31,                                               Amount
--------------------------------------------------------------      ------------
     2007                                                           $     98,000
     2008                                                                172,000
     2009                                                                122,000
                                                                    ------------
Total maturities of subordinated notes payable                      $    392,000
                                                                    ============


     During 2004 and 2003 interest expense on the subordinated notes payable was $37,000 and $33,000, respectively.

     (f) As a part of capitalizing Morris Management and upon PET NJ's obtainment of financing from DVI, Morris Management issued $98,000 of subordinated notes to the Morris Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The notes are also subordinate to the payments required to be made by Morris Management to Sagemark pursuant to a separate lease agreement between such parties by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center, are leased and/or subleased to Morris Management by Sagemark. The subordinated notes require a balloon payment due on December 31, 2007. At December 31, 2004, there is accrued interest payable of $17,000 on such notes.

     (g) As a part of capitalizing PET LI and upon PET LI's obtainment of financing from DVI, PET LI issued $122,000 of subordinated notes to the PET LI equity investor. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the note can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due December 31, 2009. At December 31, 2004 there is accrued interest payable of $26,000 on such note.

     (h) As a part of capitalizing Hialeah Management and upon Hialeah Management's obtainment of financing from DVI, Hialeah Management issued $172,000 of subordinated notes to the Hialeah Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due September 30, 2008. At December 31, 2004 there is accrued interest payable of $30,000 on such note.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9) Income Taxes
    ------------

For 2004 and 2003, the Company had state income tax expense of $26,000 and $6,000, respectively. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

As of December 31, 2004
--------------------------------------------------------------

Net operating loss carry-forward                                 $   14,419,000
Unrealized holding (gain) loss                                           15,000
Related party bad debt provision                                        245,000
Allowance for doubtful accounts receivable                               18,000
Alternative minimum tax credit carry-forward                             17,000
Impaired investment write-off                                           333,000
Stock compensation expense                                               32,000
Depreciation                                                           (434,000)
                                                                 --------------
Net deferred tax asset                                               14,645,000
Valuation allowance                                                  14,645,000
                                                                 --------------
                                                                 $           --
                                                                 ==============


For the year ended December 31, 2004 the valuation allowance for net deferred tax assets increased by $62,000. The net increase was the result of increased change in net temporary differences of $169,000 offset by the expiration of $107,000 of net operating loss carryforwards. Based upon the level of historical tax losses, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 2004, the Company has net operating loss carry-forwards approximating $46,638,000. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

The Company's net operating loss carry-forwards at December 31, 2004 expire as set forth in the following table.

Year carry-forward expires                                            Amount
----------------------------------------------------------------  -------------
2005                                                                    299,000
2006                                                                    246,000
2007                                                                    206,000
2008                                                                  1,505,000
2009                                                                  4,482,000
2010                                                                  6,241,000
2011                                                                  4,413,000
2012                                                                  7,017,000
2018                                                                 15,059,000
2020                                                                    972,000
2021                                                                  1,901,000
2022                                                                  1,622,000
2023                                                                  1,826,000
2024                                                                    849,000
                                                                  -------------
Total                                                             $  46,638,000
                                                                  =============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9) Income Taxes (Continued)

The following table reconciles the statutory federal income tax rate to the effective rate.

Years ended December 31,                                            2004           2003
--------------------------------------------------------------    --------       --------
Statutory federal income tax rate                                    (35.0)%        (35.0)%
Increase in (utilization of) net operating loss carry-forward         32.9           34.8
Permanent differences                                                  0.4            0.2
Effective state tax rate                                               1.7            0.0
                                                                  --------       --------
Effective income tax rate                                              0.0%             0%
                                                                  ========       ========


(10) Commitments and Contingencies
     -----------------------------

(a) Operating Lease Obligations -The Company leases executive offices located in New York, New York and administrative offices in Boca Raton, Florida under short-term cancelable agreements. PET Wichita leases space in a free standing building under a non-cancelable lease which initially expires in August of 2007 and has an option to renew for periods up to an additional twelve years. The Company leases real estate, which is sub-leased to Morris Management, under a non-cancelable operating lease which initially expires in July 2012 and which has the option to be renewed for two additional five year periods. The Company leases real estate, which is sub-leased to PET LI, under a non-cancelable operating lease which initially expires in May 2012 and which has the option to be renewed for two five year periods. The Company leases real estate, which is sub-leased to Hialeah Management, under a non-cancelable operating lease which initially expires in February 2008 and which has the option to be renewed for three additional five year periods. The Company leases real estate, which is sub-leased to the Queens PET Center under a non-cancelable operating lease which initially expires in May 2014 and which has the option to be renewed for a five year period. The Company leases office equipment for PET Wichita under an operating lease which expires in 2006.

Total operating lease expense for 2004 and 2003 was $331,000 and $272,000, respectively. During both 2004 and 2003, the Company made aggregate lease payments of $68,000 for its administrative offices in Boca Raton, Florida and its PET Center in Wichita, Kansas from companies controlled by Dr. Schulman.

As of December 31, 2004 our future minimum lease payments under operating leases are as follows:

2005                                                              $    350,000
2006                                                                   358,000
2007                                                                   353,000
2008                                                                   314,000
2009                                                                   303,000
Thereafter                                                           1,066,000
                                                                  ------------
Total                                                             $  2,744,000
                                                                  ============


(b) Employment Agreements - On June 14, 2001, the Company entered into an agreement to pay Edward D. Bright, Chairman of the Company's Board of Directors, $70,000 a year for one year. In addition, the Company granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.70 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. During 2003 the remaining $2,000 of such compensation expense was recognized as an expense in the statement of operations and as of December 31, 2004 there remains no deferred compensation relating to this warrant.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10) Commitments and Contingencies (Continued)

On May 25, 2001 the Company entered into an employment agreement with Mr. Shapiro, the Company's President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. During 2003, Mr. Shapiro exchanged $125,000 of salary owed to him for 50,000 shares of Common Stock. During 2004 Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of Common Stock. On July 1, 2004, Mr. Shapiro agreed to amend his employment agreement which would include a reduction of his base annual salary to $100,000 effective for 2004. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of the Company's net pre-tax profits. On October 14, 2004, the Company and Mr. Shapiro executed an amendment to his employment agreement which effectively limits his annual bonus to $200,000 for years 2004, 2005 and 2006. Mr. Shapiro has not received any annual bonus under his employment agreement through December 31, 2004. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of the Company's common stock for each $1,000,000 of net pre-tax profits earned by the Company each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also gave Tara Capital, Inc., a company owned by Mr. Shapiro and his relatives, a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred. On March 25, 2005 the term of Mr. Shapiro's Employment Agreement was extended to March 24, 2010.

On May 17, 2001 the Company entered into an employment agreement with Dr. Schulman to serve as the Chief Executive Officer of Premier for a term of five years. The Company also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares issuable pursuant to the warrant. The fair market value of the common stock on the date Dr. Schulman's warrant was granted equaled the exercise price and no compensation expense was incurred. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrued any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of Common Stock. In 2004, Dr. Schulman provided services valued at $25,000, and such amount was recorded as salaries and benefits expense. At December 31, 2004, the $25,000 has not been paid and is included in accrued payroll. On March 25, 2005 the term of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

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

On January 25, 2005, the Company entered into an employment agreement with Elizabeth Farrell Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of $140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 and an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the common stock on the date of grant for each instance in which (i) future PET imaging centers commence operations and (ii) future PET imaging centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price and no compensation expense was incurred.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10) Commitments and Contingencies (Continued)

On January 2, 2003, the Company entered into an Indemnification Agreement with Mr. Shapiro, Dr. Schulman, Mr. Blessey, Mr. Bright, Dr. Mishrick and Mr. Mahoney (all officers and or directors and each an "Indemnitee" and collectively, the "Indemnitees"). The Indemnification Agreement provides the Indemnitees with greater protection than what is provided to them by the Company's Articles of Incorporation. Pursuant to the Indemnification Agreement, the Corporation has agreed, among other things, to provide the Indemnitees with the following (1) mandatory indemnification in proceedings other than those by or in the right of the corporation; (2) mandatory indemnification in proceedings by or in the right of the corporation; (3) mandatory indemnification against expenses incurred while testifying; and, (4) reimbursement of expenses following adjudication of negligence. The Indemnification Agreement shall continue until and terminate upon the later of (a) ten years after the date that an Indemnitee ceases to be employed by the Company or any of its subsidiaries (including service as a member of the Board of Directors); (b) the final termination of any pending or threatened legal actions or proceedings to which the Indemnitee may be indemnified pursuant to the Indemnification Agreement; or, (c) the expiration of all applicable statutes of limitation with respect to all such actions or potential actions to which the Indemnitee is or could be a party as a result of his services to the Company and/or its subsidiaries.

(c) Radiology Services Agreements for PET NJ - On July 23, 2003, PET NJ entered into a radiology agreement (the "Radiology Services Agreement") with a New Jersey professional corporation (the "Radiologist"). The term of the Radiology Services Agreement is two years commencing July 23, 2003 and expiring July 22, 2005, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Radiology Services Agreement. The Radiologist will receive a fee of $170 for each PET imaging scan read an interpreted by it. Such fee is payable, not to exceed 10% of the monthly gross revenues of PET NJ as defined per the Agreement.

(d) PET Scanning Equipment Service Agreements - On June 26, 2002, PET Wichita entered into a five year service agreement with CTI, Inc. ("CTI") from whom PET Wichita purchased its PET Scanning Equipment in 2001. The service agreement commenced August 1, 2002 and expires July 31, 2007. PET Wichita makes monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased. As of December 31, 2004, and the date of this report, the Company has only made payments required by this service agreement through the February 2004 monthly payment.

On June 26, 2002, PET LI entered into an equipment purchase order with CTI to purchase PET Scanning Equipment. This purchase order was subsequently assigned to Sagemark. The PET Scanning Equipment has a one year warranty and PET LI entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to Sagemark and has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced October 24, 2003 and expires October 23, 2007.

On June 30, 2002, Sagemark entered into an equipment purchase order with CTI to purchase PET Scanning Equipment for PET NJ. The PET Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 21, 2004 and expires February 20, 2008.

On October 10, 2002, Sagemark entered into an equipment purchase order with CTI to purchase PET Scanning Equipment for the Hialeah PET Center. The PET Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 7, 2004 and expires February 6, 2008.

On December 21, 2004, Sagemark entered into a capital lease with GE Capital Services, Inc. for the acquisition of PET/CT Scanning Equipment for the Queens PET Center. The PET/CT Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with GE Capital Services, Inc. which commences upon the expiration of the warranty. The service agreement has a term of six years and is payable in monthly installments of $12,916, plus taxes beginning December 21, 2005 and expires December 21, 2011.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(11) Capital Stock
     -------------

Common Stock

As of December 31, 2004, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 6,927,761 shares are issued, 6,581,003 shares are outstanding and 346,758 shares are held in treasury.

During 2003, the Company commenced a private placement offering to accredited investors for the sale of 440,000 shares of its common stock. The Company offered each share of common stock at $2.50 per share. There were no commissions or other compensation that was paid by the Company in connection with the offerings. Pursuant to the private placement, on February 28, 2003 the Company sold 260,000 shares for $650,000, on March 31, 2003 the Company sold 100,000 shares for $250,000, on April 11, 2003 the Company sold 40,000 shares for $100,000 and on December 22, 2003 the Company sold 40,000 shares for $100,000. The Company incurred offering expenses of $29,000 in connection with the private placement resulting in aggregate net proceeds of $1,071,000. Of the shares sold, Mr. Shapiro purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him and Dr. Schulman purchased 50,000 shares in exchange for $125,000 of deferred salary owed to him.

On March 1, 2004 Mr. Shapiro exchanged $275,000 of accrued salary for 110,000 shares of the Company's common stock. On May 3, 2004 Mr. Shapiro exchanged $33,333 of accrued salary for 13,333 shares of the Company's common stock. On June 1, 2004 Mr. Shapiro exchanged $16,667 of accrued salary for 6,667 shares of the Company's common stock. On July 1, 2004, Mr. Shapiro waived his salary under his employment agreement until such time as he notifies the Company that such salary should resume.

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

On November 29, 2004, the Company consummated an initial closing of a private placement of its securities pursuant to a Placement Agency Agreement entered into between it and Joseph Stevens & Company, Inc., as Placement Agent (the "Placement Agent"), dated October 14, 2004 (the "Agency Agreement"). The securities sold consisted of Units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. The Company sold an aggregate of 1,730,750 shares of common stock at a purchase price of $2.00 per Share and delivered warrants to purchase an aggregate of 865,375 shares of the Company's common stock at an exercise price of $4.00 per share. On December 29, 2004, the Company consummated a second closing in connection with the private placement and sold an aggregate of 1,180,000 shares of common stock at a purchase price of $2.00 per share and delivered warrants to purchase an aggregate of 590,000 shares of the Company's common stock at an exercise price of $4.00 per share. On January 13, 2005, the Company consummated a third and final closing in connection with a private placement and sold an aggregate of 839,250 shares of common stock at a purchase price of $2.00 per share, delivered warrants to purchase an aggregate of 419,625 shares of the Company's common stock, at an exercise price of $4.00 per share, and delivered to the Placement Agent, warrants to purchase an aggregate of 1,125,000 shares of the Company's common stock for $2.00 per share.

Under the terms of the Agency Agreement, the Placement Agent received a cash commission fee of 9% of the gross proceeds to the Company of the securities sold at each closing, a cash consulting fee of 2% of the gross proceeds of the securities sold at each closing, plus a non-accountable expense allowance equal to 1% of such proceeds. In addition, the Company agreed to issue to the Placement Agent warrants to purchase shares of the Company's common stock during a period of five years in an amount equal to 20% of the shares of common stock sold in the private placement and 20% of the number of shares of common stock issuable pursuant to warrants issued to investors in the private placement. The warrants issuable to the Placement Agent provide the Placement Agent with the right to purchase an aggregate of 1,125,000 shares of the Company's common stock and are exercisable at $2.00 per share and provide for cashless exercise.

Pursuant to the Agency Agreement, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the shares of the Company's common stock reserved for issuance under the Placement Agent Warrants. If such Registration Statement is not filed within the required time frame, or does not become effective within the required time frame, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to issue to

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(11) Capital Stock (Continued)

the investors in the Private Placement, additional Shares and to increase the number of Warrant Shares for each thirty (30) day period in which the Company fails to comply with such requirements, all as more specifically provided in the Agency Agreement. Such Registration Statement was filed within the required time period.

Preferred Stock

As of December 31, 2004, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which the following 2,962 shares are issued and outstanding as of December 31, 2004:

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. Accumulated dividends on the Series B Preferred stock as of December 31, 2004 approximated $1,000. No dividends were declared for 2004 and 2003.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accumulated dividends on the Series E preferred stock as of December 31, 2004 approximated $18. No dividends were declared for 2004 and 2003.

Series F (2,700 shares issued and outstanding) - In consideration for certain creditors granting extensions on former Company debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. Accumulated dividends on the Series F preferred stock as of December 31, 2004 approximated $43,000. No dividends were declared for 2004 and 2003.

(12) Treasury Stock
     --------------

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000, pursuant to which the Company repurchased 80,096 shares in transactions with an aggregate value of $247,000. On March 7, 2001, the Board of Directors authorized the purchase of shares of the Company's common stock in unrestricted open market transactions, subject to the aggregate purchase price for such shares not exceeding $25,000, however, no additional shares were repurchased pursuant to the March 7, 2001 authorization. On March 12, 2002, the Company consummated the TAL Purchase Agreement pursuant to which it transferred to TAL an approximate 27% limited partnership interest in Trident owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL. As of December 31, 2004 and 2003 there were 346,758 shares of common stock held in treasury.

(13) Long-term Incentive Plans
     -------------------------

On July 22, 1999, the stockholder's of the Company approved the 1999 long-term incentive plan. Pursuant to the plan, the following stock purchase warrants and stock options were issued:

On March 7, 2001, the Company granted to Tara, a corporation in which Mr. Shapiro owns 10%, five year warrants to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $1.125 per share and to Mr. Bright a five year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.125 per share.

On May 21, 2001, the Company granted to Dr. Schulman a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.31 per share and to Mr. Blessey, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share.

On May 25, 2001, the Company granted to Tara a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.70 per share.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) Long-term Incentive Plans (Continued)

On June 14, 2001, the Company granted to Edward D. Bright, Chairman of the Board, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.70 per share. During 2004 and 2003 the Company recorded deferred stock compensation expense related to this warrant of $2,000 and $2,000 respectively.

On August 3, 2001, the Company issued to Mr. Mahoney an option to purchase 45,000 shares of its common stock at an exercise price of $1.90 per share and to four other non executive employees options to purchase an aggregate of 48,000 shares of its common stock at an exercise price of $1.90 per share, with terms ranging from four to six years. Options to purchase 17,000 shares of common stock were forfeited upon the resignation of the holders of such options.

In May 2002, pursuant to a Medical Advisory Agreement between the Company and a physician, the Company issued to the physician, a warrant to purchase 80,000 shares of its Common Stock exercisable at $3.45 per share, which was the fair market value on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $276,000, representing deferred compensation expense which is reported as a separate component of shareholders' equity, and is being amortized over thirty-six months, the term of the Medical Advisory Agreement. During 2003 the Company recorded amortized deferred stock compensation expense of $8,000 related to this warrant. During January 2003, the Medical Advisory Agreement was mutually terminated and the warrant to purchase 80,000 shares of common stock was cancelled. As a result of the cancellation of the warrant to purchase 80,000 shares of common stock, during the first quarter of 2003, deferred stock compensation expense and additional paid-in capital, both separate components of shareholders' equity, were reduced by $214,000.

On April 15, 2003, pursuant to an employment offer letter issued to a newly hired PET Technologist by Rockville PET Imaging, P.C., the PET Center managed by Premier's subsidiary, PET LI, the Company issued a warrant to purchase 10,000 shares of its common stock for $3.50 per share. The option has a term of four years from the date of issuance, a three year vesting period and was valued at $13,030 which is being amortized over the three year vesting period. During 2004 and 2003, the Company recorded amortized deferred stock compensation expense of $3,000 and $2,000, respectively, related to this warrant.

The Company discloses information regarding stock options and similar equity instruments (collectively "Options") issued to employees pursuant to SFAS No. 123 and SFAS No. 148. As permitted by SFAS No. 123, the Company continues to measure compensation cost for stock option plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and discloses the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. (See note 17). For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

Years ended December 31,                                    2004        2003
-------------------------------------------------------    ------      ------

Dividend yield                                               n/a          0.0%
Expected volatility                                          n/a        59.48%
Risk-free interest rate                                      n/a         2.12%
Expected life of options (years)                             n/a         4.00

Compensation cost charged to operations in 2004 and 2003 was $5,000 and $12,000, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net loss and loss per common share would have been as follows:

Years ended December 31,                                         2004            2003
-----------------------------------------------------------  ------------    ------------
Net loss as reported                                         $   (818,000)   $ (1,584,000)
Deduct:  Amount by which stock-based employee compensation
as determined under fair value based method for all awards
exceeds the compensation as determined under the intrinsic
value method                                                      (63,000)        (72,000)
                                                             ------------    ------------
Pro forma net loss                                               (881,000)   $ (1,656,000)
                                                             ============    ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) Long-term Incentive Plans (Continued)


Basic and diluted net loss per common share:
As reported                                        $      (0.26)   $      (0.80)
Pro forma under SFAS No. 123                       $      (0.28)   $      (0.84

     The following table summarizes the Company's fixed stock purchase warrants and options for 2004 and 2003.

                                                                            2004                           2003
                                                                          Weighted                       Weighted
                                                                          Average                        Average
                                                             2004         Exercise         2003          Exercise
                                                            Shares         Price          Shares          Price
                                                         ------------   ------------   ------------    ------------
Outstanding at beginning of year                              636,000   $       1.38        720,000    $       1.59
Granted                                                            --             --         10,000    $       3.50
Exercised                                                          --             --             --              --
Forfeited                                                          --             --        (94,000)   $       3.22

Outstanding at end of year                                    636,000   $       1.38        636,000    $       1.38

Options exercisable at year end                               625,666   $       1.36        619,333    $       1.35
Weighted-average fair value of options granted during
the year                                                                         n/a                   $       1.30
Shares subject to the 1999 long-term incentive plan         1,600,000                     1,600,000
Shares issued pursuant to the 1999 long-term incentive
plan                                                          636,000                       636,000
Shares available for issuance under the 1999 long-term
incentive plan                                                964,000                       964,000

As of December 31, 2004, the 636,000 warrants and options outstanding have exercise prices ranging between $1.13 and $3.50 and a weighted-average remaining contractual life of 1.25 years. On March 25, 2005 the term of all options and warrants held by officers and directors of the company, and their designees and transferees (605,000 shares at exercise prices ranging from $1.12 to $1.90) were extended to March 24, 2010.

(14) Warrants Issued Outside of the Company's Long-term Incentive Plan
     -----------------------------------------------------------------

In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. The weighted average exercise price of the warrants issued in 2004 was $3.25 and have a weighted average remaining contractual life of 4.95 years. All of the warrants are exercisable at year end. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. Because these warrants were issued in connection with an equity financing the fair value of such warrants is considered a discount on the offering and will be a reduction of paid-in capital at the time that the warrants are exercised, if ever, and will not be compensation expense charged to operations

(15) Related Party Transactions
     --------------------------

Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During 2004 and 2003 the Company incurred $233,000 and $150,000 of legal fees, respectively, to Mr. Blessey. At December 31, 2004 the Company owes Mr. Blessey $443,000.

Dr. Stephen A. Schulman is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During each of 2004 and 2003, the Company made aggregate lease payments of $68,000 for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During 2004 and 2003 the Company incurred billing and collection expenses of $94,000 and $62,000, respectively, and CT Fusion Scan fees of $25,000 and $38,000, respectively, both

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(15) Related Party Transactions (Continued)

payable to companies controlled by Dr. Schulman. At December 2004 the Company owes such entities $221,000. During 2004 and 2003, $52,000 and $111,000,
respectively, of net patient service revenue was from an entity owned by Dr. Schulman.

On May 14, 2001 the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (the "Sellers") for 6,000 shares of the Company's common stock. Theodore B. Shapiro, the Company's Chief Executive Officer, President and a member of the Company's Board of Directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of the Company's Board of Directors, is a shareholder of Bocara Corporation. Dr. Schulman, a member of the Company's Board of Directors and Chief Executive Officer of Premier is a shareholder of Pamels Corp. The Sellers will receive an additional 319,500 shares of the Company's common stock for each of the first six PET imaging centers established by Premier if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares will limit the Company's utilization of its tax net operating loss carryover to approximately $420,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

(16) Legal Proceedings
     -----------------

Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature.

(17) New Authoritative Pronouncements
     --------------------------------

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(17) New Authoritative Pronouncements (Continued)

equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company expects to adopt SFAS No. 123R, effective with the beginning of the quarter ended March 2006. Adoption of the standard is currently expected to reduce future earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

(18) Subsequent Events
     -----------------

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

In addition, pursuant to the terms of the Agency Agreement, the Company agreed to issue to the Placement Agent, as partial consideration for its services under the Agency Agreement, warrants to purchase shares of the Company's common stock during a period of five years in an amount equal to 20% of the Shares sold in the Private Placement and 20% of the number of Warrant Shares issuable pursuant to Warrants issued to investors in the Private Placement (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable at $2.00 per share, contain substantially the same anti-dilution rights as the Warrants, and provide for cashless exercise. On January 13, 2005, the Company issued to the Placement Agent, warrants to purchase an aggregate of 1,125,000 shares of common stock for $2.00 per share.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(18) Subsequent Events (Continued)

On January 25, 2005, the Company entered into an employment agreement with Elizabeth Farrell Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of 140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 and an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the common stock on the date of grant for each instance in which (i) future PET imaging centers commence operations and (ii) future PET imaging centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price and no compensation expense was incurred.

On March 1, 2005, the Company entered into a premises lease agreement for corporate office space in Boca Raton, Florida. The lease agreement has a term of five years, required a deposit of $11,236 and requires minimum monthly lease payments of $5,219.

On March 25, 2005, the Board of Directors of the Company approved extensions of the Employment Agreement between the Company and Theodore B. Shapiro, President and Chief Executive Officer of the Company, and the Employment Agreement between Dr. Stephen A. Schulman and Premier P.E.T. Imaging International, Inc., through and including March 24, 2010. In addition, the Board of Directors of the Company, on such date, approved extensions of the terms of all options and warrants held by officers and directors of the Company, and their designees and transferees, through and including March 24, 2010.

(19) Subsequent Event - Unaudited
     ----------------------------

In April, 2005, the Company concluded negotiations with an independent third party to see its 24.1% limited partnership interest in Trident Growth Fund, L.P. for $2,500,000, $1,300,000 of which will be payable in cash at closing and the balance of $1,200,000 by the purchaser's ten year secured promissory note. The Company and such purchaser are currently negotiating the terms of a written Purchase Agreement with respect to such sale. There can be no assurance as to whether or when the Company will execute such Purchase Agreement with such purchaser or, if so, what the final terms of such transaction will be.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer, have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the our periodic SEC filings.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         Officers are elected by, and serve at the pleasure of our Board of Directors. Set forth below is information concerning our directors and executive officers as of December 31, 2004.

         The following table includes the names, positions held and ages of our executive officers and directors.

Name                          Age                     Position
-------------------------   --------   -----------------------------------------

Theodore B. Shapiro           69       Chief Executive Officer, President and
                                       Director

Edward D. Bright              68       Chairman of the Board

Stephen A. Schulman           69       Director and Chief Executive Officer of
                                       Premier P.E.T. Imaging International,
                                       Inc.

George W. Mahoney             44       Chief Financial Officer

Robert L. Blessey             59       Director and Secretary

Abdallah S. Mishrick          70       Director


     Theodore B. Shapiro has served as our Chief Executive Officer and President since March 2001 and as a member of our Board of Directors since November 2000. From January 1998 until October 2000, Mr. Shapiro was the Chief Executive Officer, President and a Director of Trimol Group, Inc., a public holding company with controlling investments in companies operating in the banking, insurance and hotel industries. From 1992 to 1997, Mr. Shapiro was the Vice-Chairman of the Board of Directors of EMX Corporation, a development-stage biotechnology firm. From 1981 to 1992, Mr. Shapiro was the Chairman of the Board, Chief Executive Officer and principal shareholder of The Patrician Group, an entity founded by Mr. Shapiro that acquired and managed shopping centers throughout the United States.

     Edward D. Bright has served as the Chairman of our Board of Directors since November 2000 and previously in such capacity from April 1998 through April 1999. From April 1998 to July 2004, Mr. Bright served as Chairman of the Board and a director of Netsmart Technologies, Inc., a public company engaged in the design, development, implementation and licensing of management information systems for the behavioral health care industry through its wholly-owned operating subsidiary, Creative Socio-Medics Corp. From July 2004 to the present, Mr. Bright serves as a consultant to the Board of Directors of Netsmart. From January 1996 until April 1998, Mr. Bright was an executive officer of and advisor to Creative Socio-Medics Corp. Mr. Bright has held executive positions at Exxon Enterprises, Colt Industries and LCD Computer Services which he founded.

     Stephen A. Schulman, M.D. has served as a member of our Board of Directors and as Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, since May 2001. Since April 1998 Dr. Schulman has served as the Chief Executive Officer and controlling shareholder of Premier Health Services, Inc., a private company he founded, which operates non-PET multi-modality outpatient diagnostic imaging centers. From January 1988 to April 1998, Dr. Schulman was the President and a director of International Magnetic Imaging, Inc., an entity which owned and operated multi-modality outpatient diagnostic imaging centers and was one of our former operating subsidiaries.

     George W. Mahoney. Before rejoining the Company in March 2001, Mr. Mahoney had been a financial and business consultant to the Company and other public and private companies since June 1999. For the five years prior, Mr. Mahoney served as the Chief Financial Officer of the Company. From 1991 to 1999, Mr. Mahoney also served as the Chief Financial Officer and a director of International Magnetic Imaging Inc., a former wholly owned subsidiary of the Company. Prior to that, Mr. Mahoney was the Chief Financial Officer of Labor World USA, a temporary labor leasing company and prior to that Mr. Mahoney was the Chief Financial Officer of Guardian Bank. Mr. Mahoney began his business career as a public accountant with Arthur Andersen and then Deloitte Haskins & Sells. Mr. Mahoney is a licensed C.P.A. in Florida and graduated with honors from the University of Oklahoma with a Bachelors in Business Administration.

     Robert L. Blessey has served as a member of our Board of Directors and Secretary since May 2001. For more than the past five years, Mr. Blessey has practiced law and is of counsel to the New York based law firm of Gusrae, Kaplan, Bruno & Nusbaum, PLLC.

     Abdallah S. Mishrick, M.D. has served as a member of our Board of Directors since January 2003 and has also served as a member of our Audit Committee since that time. Since 1967 Dr. Mishrick has been the President of A.S. Mishrick, M.D., P.C. In addition, Dr. Mishrick holds the following positions: Since 1998, Vice-Chairman, Department of Surgery with North Shore University Hospital at Manhasset, New York; since 1999, Senior Vice-President, Medical Affairs with North Shore University Hospital at Syosset, New York and North Shore University Hospital at Plainview, New York; since 2002, Senior Vice-President, Medical Affairs with Franklin Hospital Medical Center at Valley Stream, New York; and, since 2002, Senior Consultant, Medical Affairs with North Shore Long Island Jewish Health System at New Hyde Park, New York.

Board of Directors

     All Directors serve for one year or such longer period until their successors are elected and qualify. Directors do not receive compensation for serving on our Board, except for our independent director who is paid $1,500 per month for his service on our Board. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Governance

     The Board of Directors has established an Audit Committee to assist in the Company's governance. Theodore B. Shapiro and Abdallah S. Mishrick comprise the Audit Committee. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor's fees, evaluate performance of the auditors, review financial statements and management's discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. Dr. Mishrick, an independent member of our Board of Directors, receives $1,000 per month for his service on the Audit Committee.

     We intend to establish a Compensation Committee to determine the compensation of our executive officers, determine Board of Director compensation, award options and other stock grants and issue the report regarding these matters for inclusion in our annual report to our stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     For the fiscal years ended December 31, 2004 and 2003, the following officers of the Company received the following compensation for services rendered to the Company. See "Management - Employment Agreements" for a description of compensation arrangements entered into by us with certain of our executive officers.

                                                                  Annual Compensation                Long-Term
                                                            ------------------------------   ---------------------------
                                                                            Other Annual                      All Other
Name/Principal Position            Year       Salary            Bonus       Compensation     Compensation   Compensation
------------------------------   -------- ---------------   ------------   ---------------   ------------   ------------
Theodore B. Shapiro,               2004   $    100,000(1)             --   $     24,000(3)             --             --
Chief Executive Officer            2003   $    200,000(2)             --   $     24,000(3)             --             --


Stephen A. Schulman, MD            2004   $     25,000                --   $      6,000(3)             --             --

President of Premier (4)           2003   $    160,000(4)             --   $      6,000(3)             --             --

George W. Mahoney,                 2004   $    188,859      $     15,000         13,000                --             --
Chief Financial Officer            2003   $    149,154                --   $     13,000(3)             --             --


     (1) Mr. Shapiro waived his entitlement to future salary in July 2004 See "Management-Employment Agreements."

     (2) Includes $200,000 for 2003 of accrued and unpaid salary voluntarily deferred by Mr. Shapiro. In March 2003, Mr. Shapiro exchanged $125,000 of his 2002 deferred salary for 50,000 shares of our common stock in connection with a private placement of the Company's common stock. In March through June 2004, Mr. Shapiro exchanged an aggregate of $325,000 of deferred salary from 2002, 2003 and 2004 for an aggregate of 130,000 shares of our common stock. On July 1, 2004, Mr. Shapiro amended his employment agreement and waived his entitlement to future salary.

     (3) Other annual compensation consists of certain fringe benefits.

     (4) Dr. Schulman, a director of the Company, provides his services to Premier as its Chief Executive Officer. See "Certain Relationships and Related Transactions." All of Dr. Schulman's 2003 and 2004 salary was voluntarily deferred by him. In March 2003, Dr. Schulman exchanged $125,000 of his deferred salary for 50,000 shares of our common stock in connection with a private placement of the Company's common stock. On December 30, 2003, Dr. Schulman waived $293,000 of accrued salary due to him and agreed, pursuant to an amendment to his employment agreement, to provide his services without compensation during the remainder of the term of his employment agreement with Premier. In 2004, Dr. Schulman provided services valued at $25,000, and such amount was recorded as salaries and benefits expense. At December 31, 2004 the $25,000 has not been paid and is included in accrued payroll. Other compensation consists of fringe benefits. See "Management-Employment Agreements."


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

                                                                     Number of Securities            Value of Unexercised
                                                                Underlying Unexercised Options  In-the-Money Options at Fiscal
                                                                      at Fiscal Year End                   Year End
                                                                 -----------------------------   -----------------------------

                            Number of shares
                              Acquired on
        Name                   Exercised        Value Realized   Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------------   ------------------  --------------   -----------     -------------   -----------     -------------
Theodore B. Shapiro (1)                    -0-             -0-           -0-               -0-           -0-               -0-

Dr. Stephen A. Schulman                    -0-             -0-       100,000               -0-      $219,000               -0-

George W. Mahoney                          -0-             -0-        45,000               -0-       $72,000               -0-

     (1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro is a 10% stockholder. None of the warrants owned by Tara Capital, Inc. were exercised in 2004. As of December 31, 2004, the 375,000 shares of common stock underlying these warrants had a year end value of $833,125 and were exercisable.

Compensation of Directors

     We do not have a standard arrangement to compensate the members of our Board of Directors for serving in such capacity.

     On June 14, 2001, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.31 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. During 2003 $2,000 of such compensation expense was recognized as an expense and as of December 31, 2004 there remains no deferred compensation relating to this warrant.

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

Management Employment Agreements

Theodore B. Shapiro
-------------------
     On May 25, 2001, we entered into a five year Executive Employment Agreement with Theodore B. Shapiro pursuant to which Mr. Shapiro was engaged to serve as our President and Chief Executive Officer. Pursuant to such agreement, Mr. Shapiro devotes a substantial portion of his business time and efforts in serving as our President and Chief Executive Officer and, until July 1, 2004, received an annual salary of $200,000 and a $2,000 per month medical insurance allowance.

     Effective July 1, 2004, Mr. Shapiro waived his future salary until such time during the term of such agreement as he notifies the Company that such payments should resume. As incentive compensation under such agreement, the Company agreed to pay Mr. Shapiro an annual bonus equal to five percent (5%) of the Company's Net Pre-Tax Profits (as defined in such agreement).

     Upon the execution of the agreement, we issued to Tara Capital, Inc. ("Tara"), Mr. Shapiro's designee, a five year warrant to purchase up to 150,000 shares of our common stock, and a five year warrant to purchase up to 125,000 shares of our common stock, each of which is exercisable at an exercise price of $1.12 per share, such exercise prices represented the market price of our common stock on the date of grant of such warrants.

     We also agreed, as additional incentive compensation under the agreement, to issue to Tara in each year in which we attain Net Pre-Tax Profits, five year warrants, each warrant entitling Tara to purchase up to 20,000 shares of our common stock for each $1,000,000 of Net Pre-Tax Profits in each such year during the term of the agreement, up to a maximum of five of such incentive warrants in each such year. Each of such incentive warrants, if any, shall be exercisable at a per share price equal to the closing price of our common stock on the date of issuance. We granted Tara one demand and "piggy-back" registration rights with respect to any shares of our common stock acquired upon the exercise of any of such warrants.

     The Company also gave Tara a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred.

     In October 2004, Mr. Shapiro agreed to an amendment to his Employment Agreement, pursuant to which he waived any bonus to which he is entitled under such agreement through December 31, 2003 and agreed to cap any bonus to which he may be entitled during 2004, 2005 and 2006 to $200,000 per year. In connection with the private placement of our securities which was completed in January 2005, both Tara and Mr. Shapiro entered into lock-up agreements with the placement agent for such offering pursuant to which each of them agreed not to sell or otherwise dispose of any securities of the Company owned by them, or to exercise any registration rights with respect to such securities to which they are entitled, for one year commencing January 13, 2005.

     On March 25, 2005, the term of Mr. Shapiro's Employment Agreement was extended to March 2010.

Stephen A. Schulman, M.D.
------------------------
     On May 17, 2001, Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, entered into an Executive Employment Agreement with Stephen A. Schulman, M.D., which agreement was amended on December 30, 2003 (the "Amended Employment Agreement"). Dr. Schulman was engaged by Premier as its Chief Executive Officer during the five year term of the agreement. Under the Amended

Employment Agreement, Dr. Schulman is required to devote such portion of his business time and efforts to the performance of his services thereunder as he shall determine and Dr. Schulman has agreed to provide such services without compensation. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 31, 203, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of common stock. In 2004, Dr. Schulman provided services valued at $25,000, and such amount was recorded as salaries and benefits expense. At December 31, 2004 the $25,000 has not been paid and is included in accrued payroll.

     Upon the execution of the Amended Employment Agreement in May 2001, Dr. Schulman received a warrant entitling him to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share, representing the market price of the shares on the date of issuance of such warrant. We granted Dr. Schulman one demand and "piggy-back" registration rights with respect to any shares of our common stock acquired upon the exercise of such warrant. Dr. Schulman and Pamels Corp., a company in which Dr. Schulman is a principal stockholder, also entered into a lock-up agreement with such placement agent, in which each of them agreed not to sell or otherwise dispose of any securities of the Company owned by them, or to exercise any registration rights with respect to such securities to which they are entitled, for one year commencing January 13, 2005.

     On March 25, 2005, the terms of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

George W. Mahoney
-----------------
     On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the acquisition of Premier P.E.T. Imaging International, Inc., Mr. Mahoney's annual base salary was increased to $140,000 and subsequently increased to $180,000.

      In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of our common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

Elizabeth Farrell Longton
-------------------------
     On January 25, 2005, we entered into an Employment Agreement with Elizabeth Farrell Longton pursuant to which we hired Ms. Longton as our Vice President of Operations. The agreement expires on January 31, 2008 (subject to earlier termination as provided therein and successive one year renewals unless previously terminated by either party as provided therein) and provides for an annual base salary of one hundred forty thousand dollars ($140,000), a monthly automobile allowance of $450, plus tolls, expense reimbursement and certain specified fringe benefits.

     We issued Ms. Longton a five year qualified incentive stock option to purchase up to 35,000 shares of our common stock at a per share exercise price of $3.91. Of the shares reserved for issuance pursuant to such option, 17,500 of such shares vest on the last day of the first year of the term of such employment agreement and the remaining 17,500 shares of common stock reserved for issuance thereunder vest on the last day of the second year of the term of such Employment Agreement, provided that Ms. Longton is then in our employ.

     Ms. Longton is required to devote all of her business time and efforts to the performance of her services under such Employment Agreement and, as incentive compensation thereunder, she will be entitled to receive (i) on the date during the term of such employment agreement that each of our PET imaging centers (other than the Company's proposed future PET center in East Setauket, New York) commences its operations (i.e., performs a positron emission tomography imaging scan on a patient for compensation), a bonus payment of five thousand dollars ($5,000), and (ii) on the date, if any, that each of such PET imaging centers achieves positive cash flow, an additional bonus payment of five thousand dollars ($5,000) and a warrant to purchase five thousand (5,000) shares of our common stock during a period of five (5) years at an exercise price equal to the closing price of our publicly traded shares of common stock on the date of issuance of such warrant (each such warrant will be fully vested and immediately exercisable on the date of issuance). In addition, Ms. Longton is entitled to receive any such additional bonus or incentive compensation as may be determined by the Company's Board of Directors or its Chief Executive Officer. We have agreed to pay Ms. Longton certain severance compensation as specified in such employment agreement if the agreement is not renewed as provided therein or as terminated under certain circumstances.

Officer Salary Cap
------------------
     In connection with the private placement of our securities which was completed in January 2005, we agreed with the placement agent that, for a period of one year commencing January 13, 2005, we would not increase the base salary of any of our officers in an amount in excess of ten percent (10%) per year, with the exception that such restriction will not prevent us from hiring additional officers or paying Dr. Schulman a base salary of not more than $200,000 per year

Stock Option Plan

     The Company's Stock Option Plan (the "Option Plan") provides for the grant of options for the purchase of shares of our common stock to eligible employees, officers and directors, and those persons who we believe may have made a valuable contribution to the Company. The Option Plan covers, in the aggregate, a maximum of 1,600,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the Option Plan, the exercise price of shares of common stock subject to options granted thereunder may not be less than the fair market value of the common stock on the date of the grant of the option.

     Currently, the Board of Directors administers and interprets the Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including our officers. The Board of Directors designates the optionees, the number of shares subject to the options, and the terms and conditions of each option. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of the grant or the date the option first becomes exercisable. An optionee may not transfer or assign any option granted, and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with the Company.

Indemnification

     Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, in January 2003 we entered into an Indemnification Agreement with our officers and directors pursuant to which we granted them certain additional indemnification rights. We maintain officer and director liability insurance coverage. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2004, 6,927,761 shares of our common stock were outstanding (exclusive of 346,758 shares of our common stock held in our treasury).

     The following table sets forth, as of December 31, 2004, information known to us relating to the beneficial ownership of the outstanding shares of our common stock by: (i) each person who is the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock; (ii) each director;
(iii) each executive officer; and (iv) all executive officers and directors as a group.

                                                                  # of
Name and Address (1)                                            Shares (2)         % (3)
--------------------                                            ---------          ---
Stephen A. Schulman, M.D.                                        623,752 (4)         9%

Pamels Corp.                                                     402,892 (5)         6%

Theodore B. Shapiro                                              278,432 (6)         4%

Tara Capital, Inc.                                               650,977 (7)        10%

Robert L. Blessey                                                571,811 (8)         9%

Bocara Corp.                                                     525,977 (9)         1%

Edward D. Bright                                                  71,300 (10)        1%
33 Harbour Drive, Blue Point, NY 11715

George W. Mahoney                                                 45,000 (11)        1%

Abdallah S. Mishrick                                                  -0-
73 First Street; Garden City, NY 11530

All Directors and Executive Officers as a group (6 persons)    1,590,295 (12)       24%

     (1) Except as set forth above, the address of each of the individuals and entities set forth above is c/o Premier P.E.T. Imaging International, Inc., 4710 N.W. Boca Raton Boulevard, Suite 200, Boca Raton, Florida 33431.

     (2) Unless otherwise indicated, the Company believes that all persons named in the table above have voting and investment power with respect to all shares of our common stock beneficially owned by them..

     (3) Based on 6,581,003 shares outstanding (excludes 346,758 shares of common stock held in the Company's treasury).

     (4) Includes (i) 100,000 shares of common stock issuable upon the exercise of a warrant which expires on May 20, 2006 and is exercisable at $1.31 per share, and (ii) 402,892 shares of common stock owned by Pamels Corp.

     (5) The sole shareholders of Pamels Corp. are Dr. Stephen A. Schulman and his spouse.

     (6) Does not include (i) 375,000 shares of common stock issuable upon the exercise of warrants held by Tara Capital, Inc. which expire on March 6, 2006 (275,000 shares) and May 24, 2006 (100,000 shares) and are exercisable at prices ranging from $1.13 to $1.70 per share, and (ii) 275,977 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro is a 10% shareholder but disclaims beneficial ownership of these securities.

     (7) Includes warrants to purchase 375,000 shares of common stock which expire on May 6, 2006 (275,000 shares) and May 24, 2006 (100,000 shares) and are exercisable at prices ranging from $1.13 to $1.70 per share.

     (8) Includes (i) 12,500 shares of common stock issuable upon the exercise of a warrant which expires on May 20, 2006 and is exercisable at $1.31 per share and (ii) 525,977 shares of common stock owned by Bocara Corp.

     (9) The sole shareholders of Bocara Corp. are Robert L. Blessey and his spouse.

     (10) Includes warrants to purchase 62,500 shares of common stock which expire on March 6, 2006 (50,000 shares) and June 30, 2006 (12,500 shares) and are exercisable at prices ranging from $1.13 to $1.31 per share.

     (11) Includes an option to purchase 45,000 shares of common stock which expires on August 2, 2006 and is exercisable at $1.90 per share.

     (12) Includes an aggregate of 1,332,795 shares of common stock and warrants and options to purchase an aggregate of 257,500 shares of common stock which securities are owned by Pamels Corp., Tara Capital, Inc. and Bocara Corp. (see Notes 5, 7 and 8 above) but excludes 275,977 shares of common stock owned by Tara Capital, Inc. (see Note 6 above).

     We are not aware of any arrangement that might result in a change of control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2003, in connection with a private placement of 400,000 shares of the Company's common stock, each of Messrs. Shapiro and Schulman, officers and directors of the Company, purchased 50,000 shares of the Company's common stock in exchange for accrued and deferred salary of $125,000 due to each of them. Each of the investors in this private placement, including Messrs. Shapiro and Schulman were granted "piggyback" and certain demand registration rights with respect to the shares of our common stock purchased by them in such private placements.

     During the year ended December 31, 2004, Theodore B. Shapiro exchanged an aggregate of $325,000 of accrued and deferred salary for an aggregate of 130,000 shares of our common stock.

     In December 2003, the Executive Employment Agreement between Dr. Stephen A. Schulman and Premier was amended to provide, among other things, that Dr. Schulman will not receive any base salary, bonus or incentive warrants under such agreement and Dr. Schulman waived his entitlement to an aggregate of $293,000 in unpaid and accrued salary due to him under the agreement.

     In 2003 and 2004, we incurred legal fees of $163,000 and $407,000, respectively, to Robert L. Blessey, Esq., a director and General Counsel to the Company. At December 31, 2004 the Company owes Mr. Blessey $443,000.

     In 2003 and 2004, we made aggregate lease payments of $68,000 per year for both the administrative office space utilized by Premier in Boca Raton, Florida and for the premises utilized by our Wichita, Kansas PET center, to Premier Health Imaging, Inc., a company controlled by Dr. Schulman. Additionally, in 2003 and 2004, we incurred billing and collection expenses of $62,000 and $94,000, respectively, and CT fusion scan fees of $38,000 and $25,000, respectively, to Premier Health Imaging. At December 31, 2004 the Company owes such entities $221,000. During 2004 and 2003, $52,000 and $111,000,
respectively, of net patient service revenue was from an entity owned by Dr. Schulman.

     In June 2004, we issued an aggregate of 1,200,000 shares of our common stock to three entities of which Messrs. Shapiro, Schulman and Blessey, officers and directors of the Company, are shareholders pursuant to an agreement between the Company, such entities and others (see "Business-Corporate History"). These shares were valued at $3.40 per share, the closing price of our common stock on the date of issuance of these shares.

     Effective July 1, 2004, Mr. Shapiro waived all future salary due to him under his Executive Employment Agreement with the Company until such time as he notifies us during the term of such agreement that his salary should resume. Additionally, in October 2004 in connection with the private placement of our securities which was completed in January 2005, Mr. Shapiro agreed to waive any annual bonus to which he is entitled under such agreement for the period through December 31, 2003 and any annual bonus to which he is entitled during 2004, 2005 and 2006 will be subject to a maximum of $200,000 per year.

     In October 2004, Messrs. Shapiro, Schulman, Blessey and Bright, officers and directors of the Company, Tara (an entity in which Mr. Shapiro is a stockholder) and Pamels Corp. (an entity in which Dr. Schulman is a principal stockholder), entered into agreements with the placement agent in connection with such private placement pursuant to which such individuals and entities agreed not to sell or otherwise dispose of any securities of the Company owned by them, or to exercise any registration rights with respect to such securities to which they are entitled, for one year commencing January 13, 2005.

     In January 2005, we issued a five year qualified incentive stock option to Elizabeth Farrell Longton, our Vice President of Operations, to purchase up to 35,000 shares of our common stock at an exercise price of $3.91 per share pursuant to an Employment Agreement entered into between us and Ms. Longton on January 25, 2005. See "Management - Employment Agreements."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         During 2004 and 2003, we were billed the following fees by MOORE STEPHENS, P.C.:

                                       2004           2003
                                   ------------   ------------
                 Audit Fees        $     79,000   $     62,000
                 Tax Fees                20,000         15,000
                 Other Fees                             10,000
                                   ------------   ------------
                                   $     99,000   $     87,000
                                   ============   ============

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

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
-----------------------------------
Chief Executive Officer,
President and Director
September 20, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
-----------------------------------
Chief Executive Officer,
President and Director
September 20, 2005

/s/ EDWARD D. BRIGHT
-----------------------------------
Chairman of the Board
September 20, 2005

/s/ GEORGE W. MAHONEY
-----------------------------------
Chief Financial Officer
September 20, 2005

/s/ ROBERT L. BLESSEY
-----------------------------------
Secretary and Director
September 20, 2005

/s/ STEPHEN A. SCHULMAN, M.D.
-----------------------------------
Director
September 20, 2005

/s/ ABDALLAH S. MISHRICK, M.D.
-----------------------------------
Director
September 20, 2005

Index to Exhibits
-----------------

Exhibit No.      Description of Document
-----------      -----------------------

(3)(i) Certificate of Incorporation (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(3)(ii) By-laws (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(10.1) Employment agreement with Elizabeth Farrell Longton (Filed with the U.S. Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference)

(10.2) Amendment to Stephen A. Schulman's Executive Employment Agreement dated as of May 21, 2001. (Filed with the U.S. Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference)

(10.3) Amendment to Theodore B. Shapiro's Executive Employment Agreement dated as of May 21, 2001. (Filed with the U.S. Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference)

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