Form 10QSB
period 2005-09-30
SAGEMARK COMPANIES LTD
filed 2005-11-21
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549





                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2005


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

         Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 18, 2005, the registrant had 7,545,253 shares of its par value $.01 common stock outstanding.

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

Unaudited Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 2005 and 2004....................4-5

Unaudited Consolidated Statements of Comprehensive Income (Loss)
  for the Three and Nine Months Ended September 30, 2005 and 2004..............6

Unaudited Consolidated Balance Sheet as of September 30, 2005..................7

Unaudited Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2005 and 2004..............................8-9

Notes to Unaudited Consolidated Financial Statements.......................10-17

Item 2. Management's Discussion and Analysis of Finaicial Conditions
  and Results of Operations................................................18-23

Item 3. Controls and Procedures...............................................23

PART II OTHER INFORMATION.....................................................24

Item 6. Exhibits and Reports on Form 8-K......................................24

Signatures....................................................................25

Certifications.............................................................26-28

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2005 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three and nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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












MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
November 16, 2005

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                           Three months ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                       ----------------------------    ----------------------------
                                                          2 0 0 5         2 0 0 4         2 0 0 5         2 0 0 4
                                                       ------------    ------------    ------------    ------------
Revenues:
  Net patient service revenue                          $    884,000    $    717,000    $  2,668,000    $  2,134,000
  Net patient service revenue - related party                    --           4,000           4,000          43,000
  Management fees - related parties                       1,119,000         847,000       3,365,000       2,499,000
                                                       ------------    ------------    ------------    ------------

  Total Revenues                                          2,003,000       1,568,000       6,037,000       4,676,000
                                                       ------------    ------------    ------------    ------------

Operating Expenses:
  Patient service costs and expenses - FDG                  199,000         194,000         600,000         597,000
  Patient service costs and expenses - related party          5,000           4,000          17,000          19,000
  Patient service costs and expenses - other                 59,000          44,000         110,000         129,000
  Radiology expense                                           2,000          12,000          62,000          49,000
  Radiology expense - related party                          57,000          35,000         148,000         110,000
  Equipment maintenance                                     103,000         118,000         341,000         317,000
  Professional fees                                          49,000          45,000         207,000         175,000
  Legal fees - related party                                 85,000          20,000         155,000         174,000
  Billing and collection fees - related party                29,000          26,000         117,000          70,000
  Salaries, payroll taxes and fringe benefits               416,000         205,000       1,119,000         747,000
  Consulting fees                                            19,000              --         191,000              --
  Consulting fees - related party                            15,000              --          33,000              --
  Rent expense - related party                               23,000          27,000          74,000          81,000
  Fair value of common stock issued pursuant
   to a subscription termination agreement                       --              --         125,000              --
  Marketing fees - related parties                           58,000          24,000         156,000          72,000
  Other general and administrative expenses                 466,000         386,000       1,439,000         940,000
  Depreciation and amortization                             398,000         320,000       1,191,000         961,000
  Provision for bad debt expense                                 --          24,000              --          38,000
                                                       ------------    ------------    ------------    ------------

  Total Operating Expenses                                1,983,000       1,484,000       6,085,000       4,479,000
                                                       ------------    ------------    ------------    ------------

Income (Loss) From Operations                                20,000          84,000         (48,000)        197,000

Interest Expense                                           (168,000)       (147,000)       (526,000)       (459,000)

Interest Income - Investments                                27,000           1,000          78,000           1,000

Other Income                                                  2,000              --           2,000           2,000
                                                       ------------    ------------    ------------    ------------

Loss From Operations Before Share of
  Earnings of Unconsolidated Affiliate
  and Minority Interest in Income
  of Subsidiaries                                          (119,000)        (62,000)       (494,000)       (259,000)

Share of Earnings of Unconsolidated Affiliate                14,000         158,000         218,000         698,000

Minority Interest in Income
   of Subsidiaries                                         (192,000)       (178,000)       (613,000)       (395,000)
                                                       ------------    ------------    ------------    ------------

(Loss) Income Before Income
   Tax Provision - Forward                             $   (297,000)   $    (82,000)   $   (889,000)   $     44,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                 Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                             --------------------------    --------------------------
                                               2 0 0 5        2 0 0 4        2 0 0 5        2 0 0 4
                                             -----------    -----------    -----------    -----------
(Loss) Income Before Income
   Tax Provision - Forwarded                 $  (297,000)   $   (82,000)   $  (889,000)   $    44,000

Income Tax Provision                              (8,000)        (1,000)       (15,000)       (23,000)
                                             -----------    -----------    -----------    -----------

  Net (Loss) Income                          $  (305,000)   $   (83,000)   $  (904,000)   $    21,000
                                             ===========    ===========    ===========    ===========

(Loss) Earnings Per Common Share:
  Basic (loss) earnings per common share     $     (0.04)   $     (0.02)   $     (0.12)   $      0.01
                                             ===========    ===========    ===========    ===========
  Diluted (loss) earnings per common share   $     (0.04)   $     (0.02)   $     (0.12)   $      0.01
                                             ===========    ===========    ===========    ===========

Weighted Average Number of Common Shares:
  Basic                                        7,545,253      3,670,253      7,436,843      2,686,050
                                             ===========    ===========    ===========    ===========
  Diluted                                      7,545,253      3,670,253      7,436,843      2,993,567
                                             ===========    ===========    ===========    ===========

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
================================================================================

                                            Three months ended             Nine months ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                          2 0 0 5        2 0 0 4        2 0 0 5        2 0 0 4
                                        -----------    -----------    -----------    -----------
Net (Loss) Income                       $  (305,000)   $   (83,000)   $  (904,000)   $    21,000

Other Comprehensive Income (Expense):
  Unrealized holding gain (losses) on
   available for sale securities              1,000         (7,000)         2,000          9,000
                                        -----------    -----------    -----------    -----------

  Comprehensive (Loss) Income           $  (304,000)   $   (90,000)   $  (902,000)   $    30,000
                                        ===========    ===========    ===========    ===========

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED BALANCE SHEET
================================================================================

                                                                            September 30,
                                                                               2 0 0 5
                                                                            ------------
Assets:
Current Assets:
   Cash                                                                     $  5,065,000
   Restricted cash                                                               172,000
   Patient accounts receivable - net                                             715,000
   Management fees receivable - related parties                                  868,000
   Marketable securities - current                                                13,000
   Other current assets                                                          247,000
                                                                            ------------

   Total Current Assets                                                        7,080,000
                                                                            ------------

Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements - net             3,909,000
   Equipment held under capitalized lease obligations - net                    1,704,000
                                                                            ------------

   Total Fixed Assets                                                          5,613,000
                                                                            ------------

Other Assets:
   Investment in unconsolidated affiliate                                      2,529,000
   Goodwill                                                                    4,811,000
   Other assets                                                                  307,000
                                                                            ------------

   Total Other Assets                                                          7,647,000
                                                                            ------------

   Total Assets                                                             $ 20,340,000
                                                                            ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                         $  1,109,000
   Accounts payable - related parties                                            470,000
   Accrued payroll                                                               154,000
   Accrued dividends                                                              44,000
   Other accrued expenses                                                         92,000
    Escrow deposit                                                               172,000
   Current portion of notes payable                                            1,292,000
   Current portion of capitalized lease obligations                              290,000
                                                                            ------------

   Total Current Liabilities                                                   3,623,000
                                                                            ------------

Long-Term Debt:
   Notes payable, net of current portion                                       3,227,000
   Subordinated notes payable                                                    417,000
   Deferred interest on subordinated notes payable                               103,000
   Capitalized lease obligations - net of current portion                      1,665,000
                                                                            ------------

   Total Long-Term Debt                                                        5,412,000
                                                                            ------------

Minority Interest                                                              1,336,000
                                                                            ------------

Commitments and Contingencies                                                         --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                                      3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
      7,892,011 shares issued; and, 7,545,253 shares outstanding)                 79,000
   Additional paid-in-capital, common stock                                   71,946,000
   Accumulated other comprehensive loss                                          (38,000)
   Accumulated deficit                                                       (60,332,000)
   Deferred compensation expense                                                  (3,000)
   Less:  Common stock (346,758 shares) in treasury at cost                   (1,686,000)
                                                                            ------------

   Total Shareholders' Equity                                                  9,969,000
                                                                            ------------

Total Liabilities and Shareholders' Equity                                  $ 20,340,000
                                                                            ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                          2 0 0 5        2 0 0 4
                                                                        -----------    -----------
Cash Flows - Operating Activities
  Net (loss) income                                                     $  (904,000)   $    21,000

  Adjustments to reconcile net (loss) income to net cash -operations:
   Depreciation and amortization                                          1,191,000        961,000
   Share of earnings of unconsolidated affiliates                          (218,000)      (698,000)
   Stock option compensation expense                                          2,000          4,000
   Provision for bad debt expense                                                --         38,000
   Minority interest in income of subsidiaries                              613,000        395,000
   Fair value of common stock issued pursuant
     to a subscription termination agreement                                125,000             --
   Other operating adjustments                                                8,000             --

  Change in assets and liabilities:
   Patient accounts receivable - net                                       (395,000)       140,000
   Management fees receivable - related parties                            (640,000)       (51,000)
   Other current assets                                                       6,000        (82,000)
   Accounts payable                                                         250,000        266,000
   Accounts payable - related parties                                       (92,000)       231,000
   Accrued payroll and related expenses                                     103,000         98,000
   Other accrued expense                                                     18,000        (26,000)
   Deferred interest on subordinated debt                                    30,000         27,000
                                                                        -----------    -----------

  Net Cash - Operating Activities                                            97,000      1,324,000
                                                                        -----------    -----------

Cash Flows - Investing Activities
  Purchased fixed assets                                                    (79,000)       (26,000)
  Proceeds from sale of subsidiary equity                                    26,000             --
  Other assets, construction & equipment deposits                          (154,000)      (100,000)
                                                                        -----------    -----------

  Net Cash - Investing Activities                                          (207,000)      (126,000)
                                                                        -----------    -----------

Cash Flows - Financing Activities
  Proceeds from private placement offering                                1,678,000        100,000
  Offering costs                                                           (437,000)      (129,000)
  Loan proceeds                                                                  --        113,000
  Payments on notes payable                                                (817,000)      (793,000)
  Payments on capital lease obligations                                     (23,000)       (31,000)
  Proceeds from subsidiaries equity financings                              177,000             --
  Transfer subsidiary equity financing proceeds to escrow                  (172,000)            --
  Distributions to minority interest investors                              (66,000)      (147,000)
  Distributions to minority interest investors - related parties           (230,000)      (318,000)
                                                                        -----------    -----------

  Net Cash - Financing Activities                                           110,000     (1,205,000)
                                                                        -----------    -----------

  Net Change in Cash                                                             --         (7,000)

Cash - Beginning of Period                                                5,065,000        526,000
                                                                        -----------    -----------

Cash - End of Period                                                    $ 5,065,000    $   519,000
                                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                             $   489,000    $   432,000
   Income taxes                                                         $    15,000    $    23,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
================================================================================

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


Supplementary Disclosures of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2005
------------------------------------

     In April 2005, the Company entered into a capital lease obligation having an aggregate net present value of $12,000 resulting in a non-cash increase in fixed assets.

Nine Months Ended September 30, 2004
------------------------------------

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

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(1) Basis of Presentation

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

         As of September 30, 2005 options and warrants issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 616,000 shares of common stock at prices ranging from $1.13 to $3.91 per share were outstanding. In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 251,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. In June and October 2005, pursuant to a Placement Agency Agreement, the Company issued 75,000 and 56,250 shares of common stock and warrants to purchase an aggregate of 37,500 and 28,125 shares of common stock for $4.00 per share, as a consequence of the Company not having a Registration Statement becoming effective by June 12, 2005. The Registration Statement became effective August 2, 2005.

         For the three month periods ended September 30, 2005 and 2004 and the nine month period ended September 30, 2005, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period. For the nine months ended September 30, 2004, options and warrants to purchase an aggregate of 636,000 shares of common stock at prices ranging from $1.13 to $3.50 per share were outstanding. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share.

                                                        Weighted           Net
                                                         Average         Income
                                            Net          Shares            Per
                                           Income      Outstanding        Share
                                        ------------   ------------   ------------
Nine Months Ended September 30, 2004:
 Basic earnings per common share        $     21,000      2,686,050   $       0.01
 Effect of potential common shares                --        307,517           0.00
                                        ------------   ------------   ------------
 Diluted earnings per common share      $     21,000      2,993,567   $       0.01
                                        ============   ============   ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(2) Accounting Policies (continued)

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

                                                     Three months ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                    2 0 0 5        2 0 0 4        2 0 0 5        2 0 0 4
                                                  -----------    -----------    -----------    -----------
  Net income (loss) as reported                   $  (305,000)   $   (83,000)   $  (904,000)   $    21,000
  Add: Stock-based employee compensation
   included in the statement of operations              1,000          1,000          2,000          4,000
  Deduct: Stock-based employee compensation as
   determined under the fair value based method       (26,000)       (19,000)       (77,000)       (56,000)
                                                  -----------    -----------    -----------    -----------
  Pro forma net income (loss) under SFAS 123      $  (330,000)   $  (101,000)   $  (979,000)   $   (31,000)
                                                  ===========    ===========    ===========    ===========

Basic and Diluted Earnings (Loss) per Share:
  As reported
   Basic earnings (loss) per common share         $     (0.04)   $     (0.02)   $     (0.12)   $      0.01
                                                  ===========    ===========    ===========    ===========

   Diluted earnings (loss) per common share       $     (0.04)   $     (0.02)   $     (0.12)   $      0.01
                                                  ===========    ===========    ===========    ===========

  Pro forma under SFAS 123
   Basic earnings (loss) per common share         $     (0.04)   $     (0.03)   $     (0.13)   $     (0.01)
                                                  ===========    ===========    ===========    ===========

   Diluted earnings (loss) per common share       $     (0.04)   $     (0.03)   $     (0.13)   $     (0.01)
                                                  ===========    ===========    ===========    ===========

         On October 11, 2005, the Company's board of directors approved a resolution, pursuant to which all outstanding options and warrants granted to officers and directors of the Company, and their affiliates, entitling them to purchase up to an aggregate of 550,000 shares of common stock at exercise prices ranging from $1.125 per share to $1.70 per share and expiring on dates ranging from March 6, 2006 to June 13, 2006 will be extended for a five year period expiring on October 10, 2010 and 450,000 of the such shares were repriced at an exercise price of $1.60 per share (the closing price of the Company's common stock on October 11, 2005). The fair value of the common stock on the date the options were granted equaled the exercise price and no compensation expense was incurred. All such options and warrants are fully vested.

         In addition, the Board issued stock options to its chief financial officer and an employee entitling them to purchase 45,000 and 10,000 shares of the Company's common stock, respectively, for a five year period expiring on October 10, 2010 at an exercise price of $1.60 per share (the closing price of the Company's common stock on October 11, 2005). The fair value of the common stock on the date the options were granted equaled the exercise price and no compensation expense was incurred. These stock options are fully vested and replace stock options previously issued to such officer and employee for a like number of shares of common stock which were exercisable at $1.90 per share for a term which expired on August 2, 2005.

(c) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2005, the Company had $4,407,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended September 30, 2005, $478,000, or 54% of net patient service revenue was from Medicare and $169,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield. During the nine month period ended September 30, 2005, $1,289,000, or 48% of net patient service revenue was from Medicare, $570,000, or 21% of net patient service revenue was from Blue Cross/Blue Shield, and $4,000, or .2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company. During the three months ended September 30, 2004, $376,000, or 52% of net

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
Accounting Policies (continued)
(c) Concentration of Credit Risk (continued)

patient service revenue was from Medicare, $153,000, or 21% of net patient service revenue was from Blue Cross/Blue Shield and $4,000, or 1% of net patient service revenue was from Diagnostic Radiology Network. During the nine months ended September 30, 2004, $1,065,000, or 49% of net patient service revenue was from Medicare, $515,000, or 24% of net patient service revenue was from Blue Cross/Blue Shield and $43,000, or 2% of net patient service revenue was from Diagnostic Radiology Network. As of September 30, 2005, $329,000, or 46%, of patient accounts receivable were due from Medicare and $109,000, or 15%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

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

(3) Establishment of New PET Centers

(a) Suffolk PET Management LLC

         The Company capitalized Suffolk PET Management LLC ("Suffolk") by issuing 100 Membership Units (the "Suffolk Units") at a purchase price of $100 per unit. On September 27, 2005 Premier purchased 51 Suffolk Units for a total of $5,100, and loaned Suffolk $350,000 on a subordinated basis. The subordinated debt bears interest at 10% per annum and is subordinated to GE Healthcare Financial Services ("GE"). On September 29, 2005, an investor purchased 49 Suffolk Units for a total of $4,900.

         Suffolk will provide management and administrative services to Advanced PET Imaging, P.C., ("Advanced PET"), a professional corporation owned by the investor, which will operate the PET Center in East Setauket, New York, pursuant to a Turnkey License and Services Agreement dated August 10, 2005 between Suffolk and Advanced PET (the "Turnkey License"). The Turnkey License has a term of fifteen years, subject to a renewal option for successive five year periods and provides for administrative services fees payable by Advanced PET from PET Center revenues that may not exceed $250,000 per month during the first six months and $350,000 during the second six months of the agreement and $400,000 per month in subsequent years. Suffolk has agreed to sublease the premises, which was leased by the Company from an entity owned by the investor, to be utilized for the operations of the PET Center and make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Advanced PET for use by Advanced PET in its operations of the PET Center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Advanced PET in consideration of the service fees payable to Suffolk thereunder. The Turnkey License also provides for Suffolk to advance certain sums from its working capital to Advanced PET to enable Advanced PET to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Advanced PET, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Advanced PET from revenues generated from its operations. Advanced PET has agreed to grant Suffolk a security interest in all of its assets as collateral security for Advanced PET's obligation to pay such service fees to Suffolk.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(3) Establishment of New PET Centers (continued) (a) Suffolk PET Management LLC (continued)

         On August 29, 2005 the Company entered into two leases with GE to lease a positron emission tomography / computed tomography ("PET/CT") scanner and hot lab equipment. The principal amount of the leases is approximately $1,914,000 and will be repaid in eighty four monthly installments. The PET/CT scanner has a one year warranty. The Company entered into a five year service agreement with the PET/CT manufacturer which commences upon the expiration of the warranty. The monthly expense of the service agreement is $15,986. Also on August 29, 2005 the Company entered into a $450,000 loan agreement with GE, the proceeds of which will be used to construct the Advanced PET facility. The loan will be repaid in eighty-four monthly installments. As of September 30, 2005 the Company has utilized $48,875 of the loan amount and interest is accruing at a rate of 7.99% per annum.

         On August 10, 2005 the Company entered into a separate premises lease with an affiliated entity of the minority investor in Suffolk for the facility in which the Advanced PET center operations will be conducted. The lease is for a ten year period with two five year renewal options and will commence upon completion of the construction of the Advanced PET center. The monthly base annual rent during the term of the lease is $5,612. On October 1, 2005 the Company paid a total of $11,224 to the landlord as a security. For the three and nine month periods ended September 30, 2005, the Company incurred no lease expense.

(b) Bethesda PET Management LLC

         The Company capitalized Bethesda PET Management LLC ("Bethesda") by issuing 100 Membership Units (the "Bethesda Units") at a purchase price of $3,500 per unit. On September 26, 2005 Premier purchased 51 Bethesda Units for a total of $178,500, and investors purchased 49 Bethesda Units for a total of $171,500. The investor's money is being held in escrow until the Company satisfies certain specific conditions, among which, is the Company's receipt of a firm financing commitment for the PET/CT equipment and leasehold improvements.

         Bethesda will provide management and administrative services to Premier PET Imaging of D.C. and Maryland, Inc., ("PET DC"), wholly owned subsidiary of the Company, which will operate the PET Center in Bethesda, Maryland, pursuant to a Administrative Services Agreement dated September 2, 2005 between Bethesda and PET DC (the "Services Agreement"). The Services Agreement has a term of ten years, subject to a renewal option for ten year periods and provides for monthly administrative services fees payable by PET DC from its PET Center revenues. The monthly administrative services fee will be equal to the fair market value of the administrative services as determined by an independent appraiser. Bethesda has agreed to lease the premises and has leased the PET/CT equipment, to be utilized for the operations of the PET Center. Bethesda has also agreed to make the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to PET DC for use by PET DC in its operations of the PET Center during the term of the Services Agreement. The Services Agreement provides for a full range of day to day non-professional management and business office services to PET DC in consideration of the service fees payable to Bethesda. The Services agreement also provides for Bethesda to advance certain sums from its working capital to PET DC to enable PET DC to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to PET DC, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the Services Agreement or sooner from certain payments that may be received by PET DC from revenues generated from its operations. PET DC has agreed to grant Bethesda a security interest in all of its assets as collateral security for PET DC's obligation to pay such service fees to Bethesda.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(4) Sale of Morris PET Management LLC Units

         On September 30, 2005 Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company, reduced its' ownership percentage in Morris County PET Management LLC ("Morris") from 61% to 51% by selling ten of its sixty-one units to an investor for $26,000. The transaction was not material.

(5) Investment in Unconsolidated Affiliate

         The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund, L.P. ("Trident" or the "Partnership") and, as of September 30, 2005, all but $188,000 of such contributions have been made. The Partnership's General Partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003 and as of September 30, 2005 the Company's ownership in the Partnership is 24.1%. The Company is currently in negotiations with an affiliate of the General Partner of Trident to sell to it such 24.1% interest. There can be no assurance as to whether or when the Company will sell its interest in Trident or, if so, what the final terms of such transaction will be.

         As of September 30, 2005, the Company's investment balance in Trident, under the equity method, is presented in the following table.

   Total Subscription at inception                      $  4,920,000
   Subscription payable at inception                        (333,000)
                                                        ------------
   Capital contributions paid-in at inception              4,587,000
   Expenses allocated to Trident in 1999                    (557,000)
   Sale of 27% limited partnership interest               (1,584,000)
   Reduction in subscription payable balance upon
    sale of 27% limited partnership interest                 145,000
   Cumulative equity method loss                             (62,000)
                                                        ------------
   Equity method investment balance                     $  2,529,000
                                                        ============

         At September 30, 2005 the equity method investment balance of $2,529,000 is $486,000 less than the amount of underlying equity in net assets, $3,015,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the three and nine month periods ended September 30, 2005 would be reduced by $486,000 and the equity method investment balance at September 30, 2005 would be $3,015,000. The Company does not have operating control as it relates to Trident Growth Fund, L.P. The condensed results of operations and financial position of Trident is summarized in the following table.

                                    Three months ended              Nine Months Ended
                                       September 30,                   September 30,
                               ----------------------------    ----------------------------
                                  2 0 0 5         2 0 0 4         2 0 0 5         2 0 0 4
                               ------------    ------------    ------------    ------------
   Income                      $    663,000    $    718,000    $  1,920,000    $  1,963,000
   Operating expenses              (491,000)       (547,000)     (1,503,000)     (1,651,000)
   Investment (losses) gains       (112,000)        483,000         489,000       2,582,000
                               ------------    ------------    ------------    ------------
   Net income                  $     60,000    $    654,000    $    906,000    $  2,894,000
                               ============    ============    ============    ============

As of September 30, 2005:
   Investments at fair value   $ 29,395,000
   Other assets                   4,269,000
   SBA Debentures               (20,865,000)
   Other liabilities               (303,000)
                               ------------
   Partnership capital         $ 12,496,000
                               ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(6) Subscription Termination Agreement

         On June 3, 2004, the Company entered into a subscription agreement with a group of potential investors, for PET Management of Queens, LLC ("Queens Management"), who deposited $250,000 in funds that were held in escrow. On May 27, 2005, the Company and such potential investors mutually agreed to terminate the subscription agreement pursuant to which the $250,000 held in escrow was returned to the potential investors and the Company issued to the potential investors an aggregate of 50,000 shares of its common stock having a market value approximating $125,000, and such amount was charged as an operating expense for the nine month period ended September 30, 2005.

(7) Private Placement

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

         Pursuant to the Agency Agreement, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the shares of the Company's common stock reserved for issuance under the Placement Agent Warrants. If such Registration Statement is not filed within the required time frame, or does not become effective within the required time frame, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to issue to the investors in the Private Placement, additional Shares and to increase the number of Warrant Shares for each thirty (30) day period in which the Company fails to comply with such requirements, all as more specifically provided in the Agency Agreement. In June and October 2005, the Company issued 75,000 and 56,250 shares of common stock and warrants to purchase an aggregate of 37,500 and 28,125 shares of common stock for $4.00 per share, as a consequence of the Company not having a Registration Statement becoming effective by June 12, 2005. The Registration Statement became effective August 2, 2005.

         The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(8) Employment Agreements

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

         On October 25, 2005, the Company entered into an Executive Employment Agreement and Exclusive Radiology Services Agreement with Dr. Michael Fagien, who will serve as its Chief Medical Officer for an initial term of five years, subject to renewal for three successive two year renewal periods. Dr. Fagien will receive an annual base salary of $250,000 and a fee of $100,000 for each new PET imaging center that is acquired or established by the Company in Florida (the "New Florida Centers"). The $100,000 fee will be payable from the first $100,000 of distributions received by the Company from the newly opened center's operating cash flow. Dr. Fagien will receive a warrant to purchase up to 500,000 shares of the Company's common stock during a five year period at an exercise price of $1.60 per share. The fair value of the common stock on the date Dr. Fagien's warrant was granted equaled the exercise price and no compensation expense was incurred. Pursuant to the Exclusive Radiology Services Agreement, Dr. Fagien will serve as the Company's radiologist to perform all required radiology services for all New Florida Centers and, at the Company's request, at any other imaging centers owned or managed by the Company or which are acquired or established by the Company outside of the State of Florida. The Radiology Agreement will have an initial term of five years, subject to renewal and earlier termination on the same terms and conditions as provided in the Employment Agreement. Dr. Fagien will receive a fee for such services of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each body part computerized tomography imaging scan in excess of 1,470 imaging scans which are read and interpreted by Dr. Fagien in each year of the term of such agreement.

(9) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's board of directors and is the Company's general counsel. During the three months ended September 30, 2005 and 2004 the Company incurred $103,000 (of which $18,000 was recorded as stock offering costs) and $20,000 of legal fees, respectively, to Mr. Blessey. During the nine months ended September 30, 2005 and 2004 the Company incurred $329,000 (of which $174,000 was recorded as stock offering costs) and $174,000 of legal fees, respectively, to Mr. Blessey. At September 30, 2005, the Company owes Mr. Blessey $359,000.

(b) Dr. Stephen A. Schulman is a member of the Company's board of directors and the chief executive officer of Premier. During the three months ended September 30, 2005 and 2004, the Company made aggregate lease payments of $13,000 and $17,000, respectively, for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During the nine month periods ended September 30, 2005 and 2004 such lease payments amounted to $44,000 and $51,000, respectively. During the three month periods ended September 30, 2005 and 2004, the Company incurred billing and collection expenses of $29,000 and $26,000, respectively, and CT Fusion Scan fees of $5,000 and $4,000, respectively, both payable to companies controlled by Dr. Schulman. During the nine month periods ended September 30, 2005 and 2004, the Company incurred billing and collection expenses of $117,000 and $70,000, respectively, and CT Fusion Scan fees of $17,000 and $19,000, respectively to companies controlled by Dr. Schulman. For the nine month period ended September 30, 2005 the company paid Dr. Schulman $18,000 for consulting services rendered. At September 30, 2005, the Company owes such entities $38,000. During the three month periods ended September 30, 2005 and 2004, $0 and $4,000 of the Company's net patient service revenue was from Diagnostic Radiology Network. During the nine month periods ended September 30, 2005 and 2004, $4,000

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
(9) Related Party Transactions (continued) and $43,000 of the Company's net patient service revenue was from Diagnostic Radiology Network, a company controlled by Dr. Schulman.

(c) Edward Bright is the Chairman of the Board of the Company. For the three and nine month periods ended September 30, 2005 the Company paid Mr. Bright $15,000 for consulting services rendered.

(d) A radiology company owns 49% of PET LI. Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by PET LI from its management of the PET center during the three month periods ended September 30, 2005 and 2004 were $645,000 and $508,000, respectively, and during the nine month periods ended September 30, 2005 and 2004 were $2,081,000 and $1,534,000, respectively. As of September 30, 2005, the PET center owes PET LI $449,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended September 30, 2005 and 2004, the radiology company received equity distributions of $71,000 and $61,000, respectively, and during the nine month periods ended September 30, 2005 and 2004 received equity distributions of $208,000 and $272,000, respectively.

(e) A radiologist owns 11% of Hialeah PET Management LLC ("Hialeah Management"). Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET center and earns management fees. The radiologist is the principal owner of the PET center. Management fees earned by Hialeah Management from its management of the PET Center during the three month periods ended September 30, 2005 and 2004 were $322,000 and $339,000, respectively, and during the nine month periods ended September 30, 2005 and 2004 were $985,000 and $965,000, respectively. As of September 30, 2005, the PET center owes Hialeah Management $330,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For the three and nine month periods ended September 30, and 2005 and 2004, Hialeah Management incurred and paid $10,000 and $30,000, respectively, for premises rent. Additionally, Hialeah Management pays equity distributions to its owners. During the three month periods ended September 30, 2005 and 2004 the radiologist received equity distributions of $11,000 and $0, respectively, and during the nine month periods ended September 30, 2005 and 2004 received equity distributions of $11,000 and $19,000, respectively.

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by Queens Management from its management of the PET center during the three and nine months ended September 30, 2005 were $152,000 and $299,000, respectively. As of September 30, 2005, the PET center owes Queens Management $89,000.

(g) A radiology group owns 8% of Morris, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"). For the three month periods ended September 30, 2005 and 2004 PET NJ incurred radiology reading expenses of $57,000 and $35,000, respectively, and for the nine month periods ended September 30, 2005 and 2004 incurred radiology reading expenses of $148,000 and $110,000, respectively. At September 30, 2005 PET NJ owes the radiology group $17,000. Additionally, Morris pays equity distributions to its owners. During the three month periods ended September 30, 2005 and 2004 the radiology group received equity distributions of $0 and $7,000, respectively, and during the nine month periods ended September 30, 2005 and 2004 received equity distributions of $8,000 and 22,000, respectively.

(h) For the three and nine month periods ended September 30, 2005 and 2004, the Company incurred marketing expenses of $58,000 and $24,000, respectively, and $156,000 and $72,000, respectively, with marketing entities related to the Company via employee and or investor relationships. At September 30, 2005 the marketing entities are owed $58,000. Additionally, a principal of one of the marketing entities received equity distributions of $3,000 and $0, respectively, for the three month periods ended September 30, 2005 and 2004, and $3,000 and $5,000, respectively, for the nine month periods ended September 30, 2005 and 2004, from Hialeah Management.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Introduction

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment. PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of September 30, 2005, we own and or operate five PET imaging centers and are in the process of establishing two more PET imaging centers.

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the nine months ended September 30, 2005, was 73 compared to 40 for the year ended December 31, 2004. The increase in days sales outstanding relates to Medicare and other insurance carriers not remitting timely due to billing system changes to accommodate new Medicare billing codes which became effective in April 2005. An annualized increase in net patient service revenue of $660,000 also contributed to the increase in days sales outstanding. As of September 30, 2005, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $715,000. Contractual adjustments are recorded based on historical experience.

         The following table presents our net accounts receivable aging by payor class as of September 30, 2005:

                                         31-60        61-90     91 days or
                           Current       days         days       greater        Total
                         ----------   ----------   ----------   ----------   ----------
Managed care             $  125,000   $   69,000   $   24,000      150,000   $  368,000
Medicare/Medicaid           131,000       73,000       34,000       91,000      329,000
Commercial                    4,000        6,000        2,000        6,000       18,000
                         ----------   ----------   ----------   ----------   ----------
Total                    $  260,000   $  148,000   $   60,000   $  247,000   $  715,000
                         ==========   ==========   ==========   ==========   ==========

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of September 30, 2005, our receivables do not include any amounts which are in legal collections.

         At September 30, 2005, the Company's contractual allowance balance is $526,000 which is a $281,000 increase from the balance at December 31, 2004. The increase of $281,000 resulted from an increase in patient account receivables prior to contractual allowances of $676,000. None of the $281,000 increase related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at September 30, 2005 is 42% compared to 43% at December 31, 2004. For each one percentage point increase in the contractual allowance percentage the Company's net patient service revenue would be decreased by $13,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would be increased by $13,000.

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

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: We currently account for stock options and warrants issued to employees under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" which is an intrinsic value based method of accounting, rather than the fair value based method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". We currently disclose the required information regarding stock options, warrants and similar equity instruments issued to employees pursuant to SFAS No. 123 and SFAS No. 148. If we adopted the accounting requirements of SFAS No. 123 and SFAS No. 148, our results of operations would have been negatively affected as disclosed in Note 2(b) to the September 30, 2005 unaudited consolidated financial statements.

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

         Accounting for Income Taxes: We currently have a net deferred tax asset of approximately $14.6 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $14.4 million related to approximately $46.6 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in June 2004 which limited our utilization of net operating losses incurred prior to such transaction to approximately $420,000 per year. It is possible that the future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

         The following discusses and compares our results of operations for the three and nine month periods ended September 30, 2005 and 2004.

Revenues

         Our sources of revenues come from net patient service revenues for the PET centers which we own and management fees for the PET centers which we manage pursuant to service and license agreements. Total revenues for the third quarter of 2005 represent a net increase of approximately $435,000 from 2004 of which $163,000 was an increase in net patient service revenues and $272,000 was an increase in management fees, of which $151,000 came from Queens Management which became operational in December 2004. Total revenues for the first nine months of 2005 represent a net increase of approximately $1,361,000 from 2004 of which $495,000 was an increase in net patient service revenues and $866,000 was an increase in management fees, of which $299,000 was from Queens Management.

         The net patient service revenues of the two PET centers that we directly own trended upwards from the prior three and nine month periods. Our PET center in Wichita, Kansas, increased its revenues by $26,000 or 12%, for the third quarter of 2005 and increased its revenues by $82,000, or 11% for the first nine months of 2005. Our PET center in Parsippany, New Jersey, increased its revenues by $137,000, or 27%, for the third quarter of 2005 and increased its revenues by $413,000, or 29%, for the first nine months of 2005. The procedures performed by both of the two PET centers that we directly own increased for both the third quarter and first nine months of 2005 when compared to the prior periods. During the third quarter of 2005, $478,000, or 54% of net patient service revenue was from Medicare and $169,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield. During the third quarter of 2004, $376,000, or 52% of net patient service revenue was from Medicare and

$153,000, or 21% of net patient service revenue was from Blue Cross/Blue Shield. During the first nine months of 2005, $1,289,000, or 48% of net patient service revenue was from Medicare and $570,000, or 21% of net patient service revenue was from Blue Cross/Blue Shield. During the first nine months of 2004, $1,065,000, or 49% of net patient service revenue was from Medicare and $515,000, or 24% of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

         The overall PET procedures performed by the PET centers which we manage increased when comparing the third quarter and first nine months of 2005 to the prior periods. Correspondingly, we experienced an overall upwards revenue trend from the prior periods in our PET centers in which we generate management fees. Management fees of our PET center in Long Island, New York, increased by $136,000 or 27%, for the third quarter of 2005 and increased by $545,000, or 36% for the first nine months of 2005. Management fees of our PET center in Hialeah, Florida decreased by $15,000, or 4%, for the third quarter of 2005 and increased by $22,000, or 2% for the first nine months of 2005. Our PET center located in Forest Hills (Queens), New York, became operational in December 2004 and did not begin generating revenues until the second quarter of 2005. Our Queens PET Center generated revenues of $151,000 and $299,000, respectively, for the third quarter of 2005 and first nine months of 2005. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of the practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and practice groups.

         We attribute the overall increase in the number of PET procedures performed by all of our centers to the success of our marketing efforts and the increased awareness of our PET Centers by the physicians to whom we market our services.

Operating Expenses

         The operating expenses of the PET centers increased $83,000 or 8% when comparing the third quarter of 2005 and 2004 and increased $424,000, or 15% when comparing the first nine months of 2005 and 2004. The increase in operating expenses is primarily from the added operating expenses of our Queens PET Center which was not operational for the 2004 comparative periods, and an increase in variable costs related to increased scan volume.

         Corporate operating expenses increased $416,000, or 89% when comparing the third quarter of 2005 and 2004 and increased 1,182,000, or 71% when comparing the first nine months of 2005 and 2004. During the third quarter and first nine months of 2005, we incurred consulting fees of $34,000 and $224,000, respectively, primarily for services related to the private placement and marketing and development which were not incurred in the prior periods. During the first nine months of 2005, we recognized a $125,000 expense representing the market value of stock issued to terminate a subscription agreement. During the third quarter and first nine months of 2005 we incurred $26,000 and $76,000 of premises lease expense and $73,000 and $220,000 of depreciation expense relating to our Queens PET Center. Also, during the first nine months of 2005 we incurred $36,000 in expense for a landlord settlement relating to our Queens PET Center. Salaries and benefits increased $143,000 and $225,000, respectively, for the third quarter and for the first nine months of 2005. On January 25, 2005 the Company entered into an employment agreement with an operations executive at an annual salary of $140,000.

         We anticipate that if we develop new PET centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET centers.

Interest Expense

         Interest expense increased $21,000 and $67,000 when comparing the third quarter and first nine months of 2005 to the prior periods. The increase in interest expense is due primarily to an increase in imputed interest on capitalized lease obligations for new PET/CT equipment at our Queens PET Center.

Equity Method Investments

         As of September 30, 2005, we held a 24.1% limited partnership interest in Trident Growth Fund, L.P. Our share of earnings related to our limited partnership investment in Trident Growth Fund, L.P. was $14,000 and $158,000, respectively, for the third quarter of 2005 and 2004 and was $218,000 and $698,000, respectively, for the first nine months of 2005 and 2004. As of September 30, 2005, our cumulative share of Trident Growth Fund, L.P.'s loss was $62,000. As of September 30, 2005, Trident Growth Fund, L.P. had $29,395,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

         The income of our PET centers that is allocable to the minority shareholders of our PET centers for the third quarter of 2005 and 2004 was $192,000 and $178,000, respectively. The income of our PET centers that is allocable to the minority shareholders of our PET centers for the first nine months of 2005 and 2004 was $613,000 and $395,000, respectively. To the extent that our PET centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; and Forest Hills, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%.

Financial Condition - Liquidity and Capital Resources

         At September 30, 2005, we had available working capital of approximately $3,457,000 compared to $3,021,000 at December 31, 2004. The following table details changes in components of working capital during the first nine months of 2005.

                                               September 30, 2005    December 31, 2004           Change
                                               ------------------    ------------------    ------------------
Cash                                           $        5,065,000    $        5,065,000    $               --
Restricted cash                                           172,000                    --               172,000
Patient accounts receivable - net                         715,000               320,000               395,000
Management fees receivable - related parties              868,000               228,000               640,000
Other current assets                                      260,000               262,000                (2,000)
Accounts payable                                       (1,579,000)           (1,421,000)             (158,000)
Other current liabilities                                (462,000)             (169,000)             (293,000)
Current portion of notes payable                       (1,292,000)           (1,181,000)             (111,000)
Current portion of capitalized
   lease obligations                                     (290,000)              (83,000)             (207,000)
                                               ------------------    ------------------    ------------------

Working Capital                                $        3,457,000    $        3,021,000    $          436,000
                                               ==================    ==================    ==================

         Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our sources of working capital during the first nine months of 2005 were $1,241,000 of net proceeds from the sale of common stock on a final closing on a private placement offering and $852,000 from our operations. During the first nine months of 2004 our sources of working capital was $100,000 from the sale of our securities, $954,000 from our operations and $113,000 from proceeds on notes payable. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature.

         Our principal uses of working capital during the first nine months of 2005 included $840,000 of loan and capital lease payments, as compared to $824,000 for 2004, $233,000 for capital expenditures and construction and equipment deposits, as compared to $126,000 for 2004, and $296,000 in distributions paid to minority interest investors, as compared to $465,000 for 2004.

         Working capital includes $715,000 of net patient accounts receivable of which $329,000 or 46%, of patient accounts receivable were due from Medicare and $109,000, or 15%, of patient accounts receivable were due from Blue Cross/Blue Shield.

         During the first nine months of 2005, we closed on an additional private placement and received net proceeds of $1,241,000. This additional funding, in conjunction with our $3,021,000 of working capital as of December 31, 2004 provided us with necessary working capital to meet our current and long-term working capital needs which are discussed in the following paragraphs. In addition, to the extent that our existing PET centers are able to establish and maintain a trend of generating working capital from their operations, we will have the working capital necessary to continue the development of new PET centers.

         On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of September 30, 2005, $1,914,000 has been advanced.

         We currently operate five PET centers and are in the process of establishing two more. Each new PET center requires the acquisition of PET scanning equipment. The PET scanning equipment at each PET center requires maintenance and as of September 30, 2005, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $15,986, plus applicable sales tax, for each such contract. The maintenance contract for our Wichita facility is a pay as you go contract based on time and material incurred. The premises in which the centers conduct their operations are leased and as of September 30, 2005 our premises lease commitments approximate $39,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $2.1 million for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for Queens PET center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2005 we are in compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have an ownership interest.

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

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

The exhibits listed below as filed as part of this Quarterly Report for the period ended September 30, 2005

31.1     Chief Executive Officer Certification.

31.2     Chief Financial Officer Certification

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Master Lease Agreement (Quasi) dated as of June 24, 2003 by and between General Electric Capital Corporation and the Sagemark Companies Ltd.

10.2 Master Security Agreement dated as of August 29, 2005 by and between General Electric Capital Corporation and The Sagemark Companies Ltd.

10.3 Promissory Note dated as of August 29, 2005 by and between General Electric Capital Corporation and The Sagemark Companies Ltd.

The Company filed a Report on Form 8-K on September 30, 2005 which is incorporated herein by reference thereto.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Sagemark Companies Ltd.


November 21, 2005                       /s/ THEODORE B. SHAPIRO
                                        -------------------------
                                        Theodore B. Shapiro
                                        Chief Executive Officer,
                                        President and Director


November 21, 2005                       /s/ GEORGE W. MAHONEY
                                        -------------------------
                                        George W. Mahoney
                                        Chief Financial Officer