Form 10QSB/A
period 2005-09-30
SAGEMARK COMPANIES LTD
filed 2005-11-21
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549


                                  Form 10-QSB/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is being filed to include the correct
Exhibit 10.1. A previously filed exhibit 10.1 was inadvertently filed with the Form 10-QSB.

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

31.1     Chief Executive Officer Certification.

31.2     Chief Financial Officer Certification

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Master Lease Agreement (Quasi) dated as of June 24, 2003 by and between General Electric Capital Corporation and the Sagemark Companies Ltd.

10.2 Master Security Agreement dated as of August 29, 2005 by and between General Electric Capital Corporation and The Sagemark Companies Ltd.*

10.3 Promissory Note dated as of August 29, 2005 by and between General Electric Capital Corporation and The Sagemark Companies Ltd.*


* Previously filed.

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