Form 10KSB
period 2005-12-31
SAGEMARK COMPANIES LTD
filed 2006-04-13
CIK 89041

================================================================================
               U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $7,701,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 31, 2006 was approximately $7,272,000 computed on the basis of the reported closing price of $1.16 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2006, the Registrant has 7,601,503 shares of its par value $0.01 Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |X| No |_|

Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |_| No |X|

                                     Page 1
================================================================================

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

     As of December 31, 2005, we own and or operate five PET imaging centers, are constructing a sixth center in East Setauket (Suffolk), New York and are developing a seventh center in Jacksonville, Florida. The Suffolk PET imaging center commenced operations in February 2006 and we began construction of our Jacksonville PET imaging center in March 2006.

     We continue to expend significant time, effort and funds identifying and negotiating to establish additional potential PET imaging centers which we anticipate will commence operations in subsequent periods, assuming we successfully complete required negotiations and obtain required capital and financing to do so. We remain in the initial phase of our long-term plan and expect to incur future losses principally as a result of the significant start-up costs required to establish such additional PET imaging centers. We anticipate that the losses incurred during the initial stages of our business plan will continue until such time that our PET centers generate sufficient revenue to offset our operating expenses.

     The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve and sustain increasing revenue trends to generate positive cash flow and it is that evaluation that management uses in order to determine whether a PET imaging center's sales and marketing efforts are effective. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives of generating profits and positive cash flow, it is critical that we reverse our historical trend of losses and begin to develop and sustain a trend of generating working capital that is derived from the operations of our PET imaging centers.

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

     We own and operate PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manage PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills (Queens), New York, and East Setauket (Suffolk), New York. The dates on which our PET imaging centers began operations are as follows:

        Location                             Start Date
        ----------------------               ----------
        Wichita, Kansas                      August 2001
        Rockville Centre, New York           October 2002
        Parsippany, New Jersey               February 2003
        Hialeah, Florida                     February 2003
        Forest Hills (Queens), New York      December 2004
        East Setauket (Suffolk) New York     February 2006
        Jacksonville, Florida                Under construction

      During 2005 and 2004 we earned net patient service revenues from our PET imaging centers of $3,454,000 and $2,931,000, respectively, and management fees of $4,247,000 and $3,291,000, respectively.

Corporate Information

     The Company was formed in 1961 as a New York corporation. It has changed its name several times. We changed our name to The Sagemark Companies Ltd. in 1999.

     Originally, we were engaged in businesses unrelated to medical diagnostic imaging. We had previously engaged, through subsidiary entities, in the telecommunications, smartcard, audio products distribution, electro-mechanical and electro optical manufacturing, three dimensional product manufacturing and services, temporary employment outsourcing and business consulting businesses. We sold or otherwise disposed of our interests in these businesses approximately five years ago. In 1994, we decided to concentrate our efforts in the medical diagnostic imaging field and acquired International Magnetic Imaging, Inc. ("IMI"), a corporation which owned and operated MRI imaging centers which had been founded and operated by Dr. Stephen A. Schulman, the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier") and a member of our Board of Directors. After operating ten of the MRI centers that we acquired and four other MRI centers that we established following the acquisition of IMI, we sold IMI to a major health care company in 1999 and realized a substantial gain on the sale.

     Prior to May 14, 2001, we operated as a financial services company. We are a limited partner of Trident Growth Fund L.P., which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Trident Growth Fund L.P. has made investments and loans to companies engaged in various industries. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 we had a 34.5% limited partnership interest in Trident Growth Fund L.P. Effective January 1, 2004, the partnership received capital contributions from new partners, reducing our limited partnership interest from 34.5% to 24.1%, as of December 31, 2005 and we have limited advisory and reporting rights with respect to the day to day operations of Trident Growth Fund L.P. As a result, Trident Growth Fund L.P. is not included in our consolidated financial statements as a consolidated subsidiary and is instead reported by us as an unconsolidated affiliate.

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

Risks Related to our Business

We may continue to experience cash flow deficits and losses
-----------------------------------------------------------

     Although we have previously been in the medical diagnostic imaging business, having acquired, operated and thereafter sold a portfolio of magnetic resonance imaging diagnostic imaging centers, we began establishing, operating and managing PET diagnostic imaging centers in 2001. Therefore, your evaluation of our business and prospects will be based on our limited operating history in the PET imaging business. You must consider our business and prospects in light of the risks and difficulties we may encounter as a relatively early-stage company in a new and rapidly evolving market. To the extent we are not able to successfully address such risks and difficulties, our business and operating results will be materially adversely affected.

     We generated revenues of $7,701,000 for the year ended December 31, 2005, representing an increase in revenues of approximately 24% as compared to revenues during the prior year. We incurred losses of $1,822,000 and $818,000, and we had cash flow from operating activities of $92,000 and $1,382,000, in calendar years 2005 and 2004, respectively.

     We anticipate that we will continue to incur substantial non-recurring professional fees and other costs and expenses during our current expansion period in which we will be reviewing and negotiating potential opportunities to expand our medical diagnostic imaging business and acquiring, constructing and commencing operations of new PET centers. Furthermore, during this expansion phase, we anticipate increasing and supplementing our executive and other support personnel and otherwise increasing our fixed costs. We cannot provide any assurances as to whether or when we will reverse the operating losses that we are sustaining during this expansion phase. Also, there can be no assurance as to whether or when our existing portfolio of PET centers, including any new PET centers that may be established or acquired by us, will be profitable or generate positive cash flow.

Acceptance of our services by the medical community or by patients may not grow,
--------------------------------------------------------------------------------
which would impair our future revenues and profitability
--------------------------------------------------------

     High operating and other costs may interfere with the growing use and acceptance of PET technology. We have limited resources and will need to continue to spend additional money on hiring additional sales and marketing personnel and producing promotional materials to expand the use and acceptance of our PET services. We believe that PET technology has gained acceptance as a valid medical diagnostic imaging tool for a number of significant diseases and disorders, including breast cancer, colorectal cancer, head and neck cancer, lung cancer, ovarian cancer, pancreatic cancer, thyroid cancer and Alzheimer's and Parkinson's disease, but there can be no assurance that the use and acceptance of PET technology will continue to expand to other diseases and disorders.

     We intend to expand our portfolio of PET centers by either or both establishing additional PET centers in locations selected by us or by acquiring existing PET centers from others. We cannot be assured if or when the imaging services offered at any of such new PET centers will be accepted to a level that will result in profits or positive cash flow at any of such PET centers.

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

We will require equipment financing in order to expand our business
-------------------------------------------------------------------

     To date, we have financed the purchase of our PET systems and ancillary equipment, as well as a substantial portion of the costs incurred in connection with the build-out of each of our PET centers, with DVI Financial Services, Inc. and General Electric Capital Corp., two independent equipment lenders. There are a limited number of companies that provide such financing among which are General Electric Capital Corp., Siemens and Phillips. DVI is in bankruptcy and no longer represents a potential source of such financing for us. Our ability to expand our business will be dependent upon our ability to obtain required equipment financing. Given our history of losses, limited working capital and future anticipated reductions in the reimbursement rates for the imaging services provided at our PET centers, we believe that it is uncertain that we will be able to obtain equipment financing for additional PET centers until such time, if any, that we receive equity financing or our operating losses are reversed and our PET centers generate positive cash flow sufficient to exceed our operating and other expenses.

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

We are highly leveraged and will need to generate positive cash flow to service
-------------------------------------------------------------------------------
our debt
--------

     We are highly leveraged. As of December 31, 2005, our total indebtedness was approximately $8,842,000, inclusive of approximately $6,182,000 in borrowings under capital leases or loan agreements with independent equipment lenders and approximately $1,674,000 of accounts payable. Our annual debt service requirements under such leases and loan agreements are currently approximately $2,118, 000, our annual operating expenses are currently approximately $8,393,000 and we have substantial accounts payable. To the extent we establish new PET centers, we will be required to obtain equipment financing to the extent of approximately $2,000,000 for each such facility. To the extent we acquire any existing PET centers from others, we will likely require seller or external financing. Accordingly, we anticipate that if, we are able to obtain additional equipment financing our annual debt service requirements will increase. Since our working capital is substantially reduced and we are not generating sufficient positive cash flow from the operations of our PET centers, we will face difficulties in the future in meeting our overhead and servicing our substantial equipment and acquisition financing indebtedness. Our ability to make payments on our equipment and acquisition indebtedness and meet our overhead and pay our payables, when due, will depend on our ability to generate future positive cash flow in amounts sufficient to cover our operating and other expenses, which is subject, in part, to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Moreover, our substantial indebtedness could restrict our operations by, among other things, requiring us to dedicate a substantial portion of our cash flow from operations to payments of such indebtedness thereby reducing the availability of our cash flow to fund working capital and other required expenditures. In addition, such substantial indebtedness will make it more difficult for us to satisfy our obligations to our other creditors, will increase our vulnerability to economic downturns and competitive pressures in our industry, and will place us at a competitive disadvantage compared to our other competitors that have less indebtedness in relation to cash flow.

The lack of future financing will limit or curtail our proposed expansion plans
-------------------------------------------------------------------------------

     The capital requirements associated with expanding our operations, including establishing and/or acquiring additional PET centers, have been and will continue to be substantial. We plan on seeking to establish a number of additional PET centers in the next eighteen to twenty-four months. We also intend to explore acquisition opportunities with respect to PET centers owned by others.

     While we cannot predict the amount of capital required to establish any such future PET centers or to complete any such future acquisition, the amount of financing required therefore will exceed our current working capital and be substantial and our current limited working capital will be reduced to the extent it is utilized for such purposes.

     Our current working capital and cash flow from operations will not be sufficient, without additional financing, for us to meet certain of our near term business and expansion plans and to pay our monthly operating expenses which are currently approximately $700,000.We will require approximately $2,500,000 of financing for the purchase of the PET system, ancillary equipment and leasehold improvements for each new PET center established by us and, possibly, additional debt or equity financing for any acquisitions of PET centers from others, if any. We believe that, in addition to such equipment financing for each additional PET center established by us which we will be required to obtain from equipment lenders, we will need to invest approximately $350,000 for working capital for each such PET center. No assurance can be given that we will be able to obtain such additional financing if and when needed, or that, if available, such financing will be available on terms acceptable to us. If adequate funds are either not available or not available on acceptable terms if and when required, our business, revenues, financial condition and results of operations will suffer. Also, if we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced and any such securities may have powers, preferences and rights that are senior to those of the rights of the holders of our common stock.

     We will attempt to obtain financing for establishing future PET centers and for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will include investment funds, private equity funds, and other non-traditional sources, usually at borrowing costs substantially greater than commercial banks or other traditional financing sources. Given our history of losses, substantial fixed overhead and accounts payable, limited working capital and future anticipated reductions in the reimbursement rates for the imaging services provided at our PET centers, there can be no assurance that we will be able to obtain adequate financing for such purposes or that, if available, such financing will be on favorable terms. In the absence of additional financing, we will be unable to acquire or establish any additional PET centers.

Existing first refusal rights may impair our ability to obtain capital or
-------------------------------------------------------------------------
require us to obtain additional capital
---------------------------------------

     Pursuant to the terms of the placement agency agreement between us and the brokerage firm which conducted a private placement of our securities which was completed in January 2005, we granted such placement agent an exclusive right of first refusal to manage any private or public offering of our debt, equity, or other securities until November 28, 2006. We also agreed to pay such placement agent certain cash commissions and other compensation in the event that, at any time on or before January 12, 2006, we enter into a commitment or letter of intent relating to any offering of our debt or equity securities and receive financing in connection therewith, or obtain any other financing, from any investor who received offering documents from the placement agent in connection with such private placement. The existence of such right of first refusal may delay, limit or otherwise hinder our ability to obtain financing commitments from third parties.

We will incur certain costs and face certain obstacles in establishing and/or
-----------------------------------------------------------------------------
acquiring additional PET centers
--------------------------------

     We will face a variety of risks in establishing new PET centers and acquiring additional existing PET centers from others. In establishing new PET centers, we analyze the target marketplace demographics, local competition, referring physician demographics, prospective contributions of strategic and other partners and other significant factors. Despite such assessments, there can be no assurance that we will be able to attract patients from existing established PET centers located within our target market or any additional PET centers established by us will operate profitably or generate positive cash flow. We have, in the past, experienced certain difficulties in estimating the time within which some of our PET centers would achieve breakeven, as well as the effect of subsequent new competitors who locate PET centers within our target markets. To the extent that it takes longer than anticipated to reach breakeven or if there is a reduction in future revenues as a result of reduced reimbursement rates and additional competitive facilities being established within our target market, we will be required to invest additional capital in any such PET center to enable it to sustain its operations. If and to the extent we acquire PET centers from others, we will be required to rely upon our due diligence investigation and evaluation of any such acquisition and we will face the customary difficulties encountered in integrating the operations of any such PET centers with our existing operations. Likewise, there can be no assurance that if and when we acquire any such additional PET centers from others, that such PET centers will operate profitably or generate positive cash flow. Moreover, we will incur substantial professional and other costs and expenses in connection with conducting our due diligence and negotiating and documenting all such new PET centers and/or acquisitions and may not recoup such costs and expenses in the event that any such efforts are not consummated.

We depend on a small number of equipment suppliers, the loss of which could
---------------------------------------------------------------------------
limit our expansion plans
-------------------------

     In addition to General Electric Company, Siemens, and Phillips, there may be only one or two other manufacturers of PET systems. We are dependent upon such manufacturers, and their willingness to provide equipment financing to us, to expand our business. If, for any reason, we are unable to obtain equipment financing from such manufacturers with respect to the imaging equipment, leasehold improvements and related costs for any additional PET centers established by us, our growth and expansion plans will be substantially limited.

We depend on a small number of Fluoro-Deoxy-Glucose ("FDG") suppliers, the loss
-------------------------------------------------------------------------------
of which could adversely affect our business
--------------------------------------------

     Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. Currently, we are dependent upon IBA Eastern Isotopes, Inc. and PFI, LLC for these isotopes. We have an outstanding past due indebtedness of $185,000 to PETNET Pharmaceuticals, Inc. which suspended providing this isotope to our PET center in Wichita, Kansas. We have made arrangements with another supplier to provide this isotope to this center and, accordingly, the operations of this center have not been disrupted. While we believe that alternative suppliers may be found for the FDG used at our PET centers, if we were to lose either of our current suppliers, there can be no assurance that any such supplier could be replaced in a timely manner. We do not have supply agreements with our FDG suppliers. Any interruptions or delays in the supply and/or delivery of FDG could materially harm our present operations by curtailing a PET center's ability to perform PET scans on its patients and thereby adversely affect our revenues and financial condition.

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

If managed care and other payor contracts for our PET centers are not renewed or
--------------------------------------------------------------------------------
are terminated early, our revenues will be reduced
--------------------------------------------------

     In order to maximize the potential profitability of each of our PET centers, we (or the provider at each such facility) seek to secure as many contracts with managed care organizations, commercial health insurers, government agencies and other payors as possible. Typically, approximately 51% of the net patient service revenues received by our PET centers are derived from Medicare, approximately 20% from Blue Cross and Blue Shield, and approximately 29% from various managed care organizations, commercial health insurers and other payors. Our PET centers are approved providers to Medicare. Upon the expiration of any of such contracts, each PET center will be subject to the risk that such payors will not renew their existing contracts. Substantially all of such contracts with such payors provide for thirty (30) to one-hundred-eighty
(180) days notice by payors to terminate such contracts "without cause." The loss of our status as an approved Medicare provider or the termination or non-renewal of a significant number of such contracts for our PET centers will have a material adverse effect on our business by reducing revenues to, and in some cases below, breakeven levels.

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

     Both Federal and State laws regulate referrals by physicians. The Federal physician self-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. The Centers for Medicare & Medicaid Services ("CMS") recently revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, positron emission tomography (PET), as a nuclear medicine service, will come under the purview of Stark II upon the effective date of this regulatory change. However, while the new fee schedule, which includes reductions in reimbursement rates, becomes effective January 1, 2006, the final rule extends the deadline for compliance with this change by one year - making the effective date for compliance January 1, 2007. CMS is delaying the effective date for this regulatory change until January 1, 2007 because CMS recognizes that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured. Consequently, Stark II will apply to PET imaging beginning in 2007 which may, depending on the structure of the current arrangement, restrict some physicians from referring such patients to our PET centers or require us to acquire some of the physicians' minority equity interests in certain of our PET centers which are held by physicians. The inability to restructure these contractual relationships could have a material adverse effect on us.

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

The loss of any of our executive officers or key personnel could adversely
--------------------------------------------------------------------------
affect our business
-------------------

     Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of services for any reason of Theodore B. Shapiro, our Chief Executive Officer, President and Director, George W. Mahoney, our Chief Financial Officer, or Michael Fagien, M.D., our Chief Medical Officer, could have a material adverse effect on our present and proposed business. Our PET center operations rely significantly on the expertise and experience of Stephen A. Schulman, M.D., the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, and a Director of the Company. The loss of Dr. Schulman's services for any reason could also have a significant adverse impact on the operations of our PET centers. Messrs. Shapiro, Schulman and Fagien are parties to employment agreements with the Company or Premier. The agreements with Messrs. Shapiro and Schulman were recently extended for a period through March 24, 2010. Dr. Fagien's employment agreement runs to October 24, 2010. Each of such employment agreements provides for early termination upon the occurrence of, among other things, any uncured breach by the Company or such officers of their respective obligations and covenants thereunder, bankruptcy or insolvency of the Company, death or disability of such officers, or upon a change of control of the Company as defined in such agreements. We do not maintain key man life insurance on the lives of any of our executives.

The failure to hire additional personnel will impair the operations of the
--------------------------------------------------------------------------
Company and its future PET centers
----------------------------------

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

If we fail to compete successfully, our revenues and operating results will be
------------------------------------------------------------------------------
adversely affected
------------------

     As the acceptance and use of PET imaging technology increases, competition from hospitals and others will likewise increase. Each of our PET centers services a target market which consists principally of referring physicians located within a specific radius of each such center. Competition differs within each target market and generally consists of hospitals with their own PET systems and other fixed site PET centers or mobile PET system operators. There are a number of large publicly and privately owned companies which are engaged in the operation of fixed site PET centers or mobile PET systems, among which are Alliance Imaging, Insight, U.S. Oncology and Molecular Imaging Corporation. Our current annual revenues and number of PET centers are substantially less than those of such publicly owned companies. Many of our competitors have established fixed site PET centers or mobile PET system operations within our target markets and have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and stationary PET imaging business, particularly if PET imaging procedures continue to gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours or that would render our PET system obsolete or noncompetitive. In addition, if competitors establish other stationary PET imaging facilities or offer mobile PET systems within the target market of our existing or future PET centers it will likely reduce the revenues of our PET centers in such markets. The hospital and insurance industries have been experiencing a trend towards consolidation. If such trend continues, it is likely to increase competition for patients within the target market of our PET centers.

A successful liability claim against us in excess of our insurance coverage
---------------------------------------------------------------------------
would harm our business
-----------------------

     We currently maintain commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us. Such insurance currently costs us approximately $272,000 annually. While we have not been subjected to any claims to date, we do not know if any claims that may be asserted against us in the future arising from the use of the PET systems at our PET centers will be successfully defended or that our insurance will be sufficient to cover liabilities arising from any such claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

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

We are currently dependent upon Medicare, various managed care organizations,
-----------------------------------------------------------------------------
various commercial health insurance carriers and other payors for our revenues
------------------------------------------------------------------------------
and accounts receivable
-----------------------

     Substantially all net patient service revenues and accounts receivable from the operations of our PET centers, other than management fees received by us from the operations of such centers, are revenues received and receivables due from patients' health insurance carriers, Medicare, Blue Cross and Blue Shield and various managed care organizations, commercial health insurers other payors. In 2005, $1,749,000, or 51%, of our net patient service revenues were derived from Medicare and $703,000, or 20%, of such revenues were derived from Blue Cross and Blue Shield. As of December 31, 2005, $203,000, or 51%, of our total accounts receivable were due from Medicare and $82,000, or 21%, of our total accounts receivable, were due from Blue Cross and Blue Shield. In 2004, $1,438,000, or 49%, of our net patient service revenues were derived from Medicare and $939,000, or 32%, of such revenues were derived from Blue Cross and Blue Shield. In 2004, $125,000, or 39%, of our total accounts receivable were due from Blue Cross and Blue Shield and $91,000, or 28%, of our total accounts receivable, were due from Medicare. This concentration of revenues and accounts receivable is a risk of our business.

There is uncertainty relating to third-party reimbursement for PET imaging
--------------------------------------------------------------------------
services which is critical to market acceptance of our services and future
--------------------------------------------------------------------------
profitability
-------------

     Our PET scanning services are generally billed to various third-party payors, such as government programs and private insurance plans. Third-party payors carefully review, and are increasingly challenging, in general, the prices charged for medical services, and are generally continually assessing whether to cover new services and evaluating the level of reimbursement for covered services. Payors may deny coverage and reimbursement for PET imaging or scanning procedures if they determine that the procedure was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot be assured that reimbursement from third-party payors for our services will be available in all cases, or, if available, that reimbursement will not be less than the amount billed. If third-party reimbursement of fees for these procedures is reduced or unavailable, it will be more difficult for us to generate positive cash flow and to earn profits.

     Moreover, initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for future PET diagnostic imaging services. In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET centers and potentially impact our ability to establish or acquire future PET centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET centers or establishing or acquiring future PET centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET center could significantly adversely affect our business.

The application or repeal of state certificate of need regulations could make it
--------------------------------------------------------------------------------
difficult to establish PET centers in other jurisdictions
---------------------------------------------------------

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

If we fail to comply with various licensing, certification and accreditation
----------------------------------------------------------------------------
standards, we may be subject to loss of licensing, certification or
-------------------------------------------------------------------
accreditation, which would adversely affect our operations
----------------------------------------------------------

     Each of the states in which our PET centers operate requires that the imaging technologists that operate our PET systems be licensed or certified. In the healthcare industry, various types of organizations are required to be accredited in order to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Also, each of our PET centers must continue to meet various requirements in order to receive payments from the Medicare program. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that, if required, we will be able to obtain accreditation with the applicable organizations. Any failure to obtain such accreditation or comply with any such requirements, or any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and result in material reductions in our revenues.

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

We may be unable to effectively maintain our PET systems or generate revenues
-----------------------------------------------------------------------------
when our PET systems are not working
------------------------------------

     Customarily, service to the PET systems in our PET centers, when required, has been timely provided pursuant to service contracts we obtain from the equipment manufacturers for each of the PET systems in our PET centers. Currently, we maintain service contracts with General Electric and Siemens. It is customary for manufacturers of PET systems to provide service contracts for the PET systems sold by them as inducements for customers to purchase their equipment. While we are aware that there are independent service providers, we are currently dependent on our current service providers. Although our service providers are established companies, there can be no assurance that major repairs to our PET systems, if and when required, will be performed timely and effectively. Timely and effective service is essential to maintaining our reputation and high utilization rates for our PET systems. Our manufacturers' warranties, maintenance contracts, and business interruption insurance, may not fully compensate us for loss of revenue if our PET systems are not in service. The principal components of the operating costs of our PET centers include equipment and premises lease payments, depreciation, salaries paid to technologists and other PET center personnel, annual PET system maintenance costs and insurance. Because the majority of these costs are fixed, a reduction in the number of procedures performed at a PET center due to out-of-service equipment will result in lower revenues and margins. Thus, if we experience greater than anticipated PET system malfunctions or if we are unable to promptly obtain the service necessary to keep our PET systems functioning effectively so that we can perform PET scans, our revenues will be reduced.

Our current officers and directors maintain effective voting control over us
----------------------------------------------------------------------------

     Our officers and directors beneficially own approximately seventeen percent (17%) of the currently outstanding shares of our common stock (excluding options or warrants exercisable within sixty (60) days after December 31, 2005). While such ownership will not provide such persons with the absolute ability to cause shareholder votes to be determined in accordance with their desires, we are not aware of any other group that controls a block of votes equal or greater to the votes controlled by our officers and directors. Consequently, as a practical matter it may be difficult for other shareholders to determine the outcome of a shareholder vote in a manner different from that desired by our officers and directors.

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

We are not in compliance with rules requiring the adoption of certain corporate
-------------------------------------------------------------------------------
governance measures. This may result in shareholders having limited protections
-------------------------------------------------------------------------------
against interested director transactions, conflicts of interest and similar
---------------------------------------------------------------------------
matters
-------

     The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (the applicable compliance date for companies in our category has been extended to January 1,
2007) and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are in compliance with requirements relating to the adoption of a corporate Code of Ethics, establishing an Audit Committee and having the required number of independent directors on our Board of Directors. We are in the process of establishing a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Because we intend to have our common stock listed on NASDAQ, we will be required to comply with all of these corporate governance practices that are applicable to us and incur the initial and ongoing costs associated with such compliance. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. There can be no assurance as to whether or when our common stock will be listed on NASDAQ.

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

     We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2007 calendar year. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We lack control over the operations and decisions of Trident Growth Fund L.P.
-----------------------------------------------------------------------------

     We own a limited partnership interest in Trident Growth Fund L.P. ("Trident") whose operations are controlled by its general partner, Trident Management, LLC, an independently owned entity. As of December 31, 2005, Trident had investments in private and public companies that are carried at an estimated fair market value of approximately $32 million. Private company equities are not traded on a stock exchange and as a result do not have readily determinable values and are usually not liquid investments. As of December 31, 2005, our cumulative share of Trident's income was $21,000. There is no assurance that Trident will generate profits in the future. As a limited partner, to the extent that Trident incurs future losses, our share of such losses may be significant and therefore could have a material adverse impact on us.

     We entered into an agreement in November 2005 with an affiliate of Trident Management pursuant to which we agreed to sell our limited partnership interest for a purchase price equal to the greater of $2,525,000 or the book value of such interest on the date of closing of such sale, if any. Inasmuch as the closing of such sale is subject to certain specified conditions, including the approval of the Small Business Administration, there is no assurance as to whether or when such sale will be consummated.

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

Risks Related to our Securities and Capital Structure

The limited public trading market may cause volatility in the price of our
--------------------------------------------------------------------------
common stock
------------

     Our common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "SKCO". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock. Approximately 6,277,508 shares of our common stock, or approximately 83% of our outstanding shares of common stock, are freely tradable securities and trading volumes for our shares of common stock is limited. We intend to apply to list our shares on the NASDAQ Stock Market. There can be no assurance as to whether or when our shares of common stock will be so listed.

     During the period January 1, 2004 through December 31, 2005, the shares of our common stock have traded on the OTCBB at prices ranging from a low of $1.45 per share to a high of $4.70 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock over the last 12 months has been limited, so
------------------------------------------------------------------------
investors may not be able to sell as many of their shares as they want at
-------------------------------------------------------------------------
prevailing prices
-----------------

     Shares of our common stock are traded on the OTCBB. Approximately 15,212 shares were traded on an average monthly basis for the year ended December 31, 2005 and 780 for the year ended December 31, 2004. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

Additional authorized shares of our common stock available for issuance may
---------------------------------------------------------------------------
adversely affect the market
---------------------------

     The Company is authorized to issue 25,000,000 shares of common stock. As of the date of this Annual Report, there were 7,948,261 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). However, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company's 1999 Long-Term Incentive Stock Option Plan (the "Plan") or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which was completed in January 2005. As of December 31, 2005, the Company had outstanding stock options and warrants to purchase an aggregate of 4,056,625 shares of our common stock, of which 1,940,625 are exercisable at $4.00 per share and 2,116,000 are exercisable at prices ranging from $1.60 per share to $3.91 per share. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants. In addition, as of December 31, 2005, there were 429,000 shares of our common stock reserved for issuance under the Plan. To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without being required to obtain shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market
---------------------------------------------------------------

     From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 7,601,503 shares of our common stock outstanding (which does not include 346,758 shares held in the Company's treasury) 50,000 shares have been issued for less than one year and are, therefore, not eligible for sale under Rule 144, 1,625,000 shares have been issued for more than one year and less than two years and are eligible for sale in compliance with Rule 144, subject to the volume and other limitations thereof, and 2,045,253 shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k), without regard to the volume limitations thereunder. Of the total issued and outstanding shares, 1,580,379 shares are subject to lock-up agreements between the owners of such shares and the placement agent which conducted the private placement of our securities which was completed in January 2005, pursuant to which the owners of such shares have agreed not to sell them until after January 12, 2006.

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

     PET is an advanced non-invasive medical diagnostic imaging procedure that produces images of the body's metabolic and biologic functions. This imaging modality is currently used for the detection, diagnosis and treatment of certain cancers, coronary disease and neurological disorders, enabling physicians to more accurately diagnose and treat certain illnesses and diseases earlier than ever before.

     With the competitive requirements of the marketplace requiring a greater need to address cost issues while at the same time optimizing patient management and care, PET is regarded in the medical community as the most advanced, accurate and cost effective disease detection procedure currently available.

     We have six operating PET imaging centers in our portfolio with the opening of our East Setauket (Suffolk), New York center in February 2006. We began construction on our seventh PET imaging center in Jacksonville, Florida in March 2006 and are negotiating the development of two additional PET imaging centers.

     Premier, through majority owned subsidiaries, currently derives a portion of its revenues from management and administrative services rendered by such subsidiaries pursuant to agreements with professional corporations which conduct their medical practices at the Company's PET imaging centers. In some instances, the radiologists who own the professional corporations are also equity owners in our majority owned subsidiaries. Such subsidiaries provide a variety of management and administrative services pursuant to agreements that typically have a ten year term with renewal options and provide for the payment of monthly management fees by such professional corporations. In addition to providing such services, such subsidiaries provide the facilities, medical and other equipment, and furniture and furnishings for each such PET imaging center.

About the PET Imaging Industry

     The market for PET and PET/CT medical diagnostic imaging services is highly fragmented and shared by a growing number of medical diagnostic clinics, imaging companies and hospitals. PET imaging services are performed in both fixed sites, such as ours, and mobile units, to accommodate demand.

     The capabilities of PET as a diagnostic and treatment tool continue to gain greater recognition in the clinical community. Medicare coverage for PET continues to expand and now includes coverage for a growing number of medical indications including breast cancer, cervical cancer, colorectal cancer, esophageal cancer, head and neck cancers, lung cancer (non-small cell), lymphoma, melanoma, solitary pulmonary nodule, thyroid cancer and Alzheimer's Disease as well as myocardial viability, myocardial perfusion and refractory seizures.

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

     The PET imaging system detects signals emitted by the isotope as it moves through the body and is attracted to any metabolic activity. Cells with abnormal activity, such as cancerous cells, are highly metabolic and are detected by the PET imaging procedure. A high-speed computer reconstructs the signals into three-dimensional images that display normal or abnormal metabolic function.

The Company's PET Imaging Centers

     To date, we have established six PET imaging centers, an additional imaging center is under construction in Jacksonville, Florida and we intend to acquire or establish additional PET imaging centers throughout the United States. We own, operate or administer the operations of PET imaging centers in the following areas:

     Wichita, Kansas
     Rockville Centre, New York
     Hialeah, Florida
     Parsippany, New Jersey
     Forest Hills (Queens), New York
     East Setauket (Suffolk), New York

Government Regulation

     We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations we are required to comply with in the conduct of our business. Among the statutes that we are required to comply with are the federal physician self-referral law, commonly referred to as "Stark II," which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. Effective January 1, 2007, PET imaging, as a nuclear medicine service, will be considered as a designated health service under Stark II. Consequently, Stark II may, depending on the structure of current arrangements, restrict some physicians from referring such patients to our PET centers on and after January 1, 2007. We anticipate being required to acquire some of the physicians' minority equity interests in certain of our PET centers which are held by physicians. Additionally, we are subject to the federal anti-kickback law which prohibits any person from offering or receiving any remuneration for the referral of patients, or the inducement of the purchase of a service, covered by federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that may apply to us. Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as ours), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians. We are also subject to the Health Insurance Portability and Accountability Act of 1996 and the Federal False Claims Act which proscribes actions designed to defraud federal healthcare programs. Any violation of any of the laws, rules or regulations to which our business is subject could have a material adverse effect upon us. See "Risk Factors-Risks Related to our Business."

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

Suppliers

     In order to perform a PET scan on a patient, a radioactive isotope is administered to each patient prior to the scan. Such isotopes are manufactured by a small number of suppliers, which includes national suppliers IBA Eastern Isotopes and PETNET Pharmaceuticals, Inc., and maintain their effectiveness for not more than one day. Because of the short period of time that these isotopes maintain their effectiveness, it is important to utilize suppliers proximate to each PET center. Currently, we purchase the isotopes used by our Rockville Centre, Forest Hills (Queens) and East Setauket (Suffolk), New York, Parsippany, New Jersey and Hialeah, Florida PET centers from IBA Eastern Isotopes, Inc. and the isotopes used by our Wichita, Kansas PET center from PFI, LLC. The loss of availability of these suppliers with respect to the PET centers which are served by such suppliers could adversely affect the operations of such PET centers.

Competition

     The market for diagnostic imaging services is highly competitive. Our most significant competition comes from mobile PET companies that provide PET imaging procedures and hospitals that have their own in-house PET imaging systems. We also compete with other independent imaging centers located within our target markets. However, we strive to strategically locate our imaging centers in areas in which PET services are not currently provided, as well as areas where we can take advantage of untapped or under exploited physician referral bases.

Employees

     We currently employ 21 people, including our officers. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

Transfer Agent and Registrar

     The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices are located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019 and are leased on a month to month basis from New York Executive Suites, an unaffiliated landlord, at an annual all-inclusive rental of approximately $10,000. Sagemark and Premier occupy offices at 4710 N.W. Boca Raton Boulevard, Boca Raton, Florida 33431 pursuant to a five year lease with an unaffiliated landlord. The monthly rent for such offices is $4,034 in the first year of the lease, increasing to $4,625 in the last year of the lease, plus a proportionate amount of the real estate taxes and common area maintenance charges. Each of our PET centers is leased from independent third parties pursuant to separate lease agreements, except for our PET center in Wichita, Kansas which is leased from Premier Health Imaging, Inc., an entity owned by Dr. Schulman at an annual rent of $54,000, and our Hialeah center which is rented from a related party at an annual rental of $40,000. We believe that such rents are comparable to the rent that we would have to pay to an independent landlord for similar premises.

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

                                                           BID
                                                   ------------------
Quarter Ended                                        High       Low
------------------------------------------------   -------    -------
March 31, 2005                                     $  4.70    $  3.00
June 30, 2005                                      $  3.35    $  2.00
September 30, 2005                                 $  2.15    $  1.20
December 31, 2005                                  $  2.00    $  1.20

March 31, 2004                                     $  2.85    $  1.25
June 30, 2004                                      $  3.26    $  1.95
September 30, 2004                                 $  3.50    $  2.90
December 31, 2004                                  $  3.55    $  2.65

     On March 31, 2006, there were approximately 3,747 holders of record of our common stock.

Description of Capital Stock

     The following summary is qualified in its entirety by reference to the Company's Restated Articles of Incorporation ("Articles") and its By-Laws. The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.01 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share.

Common Stock

     As of December 31, 2005, there are 7,948,261 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). Each share of common stock entitles the holder of record thereof to cast one vote on all matters acted upon at the Company's stockholder meetings. Directors are elected by a plurality vote. Because holders of common stock do not have cumulative voting rights, holders or a single holder of more than 50% of the outstanding shares of common stock present and voting at an annual stockholders meeting at which a quorum is present can elect all of the Company's directors. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. All of the outstanding shares of our common stock are fully paid and non-assessable, and the shares of our common stock to be issued in connection with the exercise of options under the Option Plan and outstanding common stock purchase warrants, will be fully paid and non-assessable when issued.

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

Preferred Stock

     As of December 31, 2005, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2005.

     Our Board of Directors has the authority to divide the authorized preferred stock into series and the shares of each series will have such relative rights, powers and preferences as shall be fixed and determined by the Board of Directors. The provisions of a particular series of authorized preferred stock, as designated by the Board of Directors, may include restrictions on the payment of dividends on our common stock. Such provisions may also include restrictions on the ability of the Company to purchase shares of our common stock or to purchase or redeem shares of a particular series of our authorized preferred stock. Depending upon the voting rights granted to the holders of any series of authorized preferred stock, the issuance thereof could result in a reduction in the voting power of the holders of shares of our common stock. In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of our preferred stock will receive, in priority over the holders of shares of our common stock, a liquidation preference established by the Board of Directors, together with accrued and unpaid dividends. Depending upon the consideration paid for authorized shares of our preferred stock, the liquidation preference of authorized preferred stock and other matters, the issuance of authorized shares of our preferred stock could result in a reduction in the assets available for distribution to the holders of shares of our common stock in the event of the liquidation of the Company.

     As of December 31, 2005, there are 2,962 shares of our preferred stock issued and outstanding, of which 170 shares are designated as Series B Preferred Stock, 92 shares are designated as Series E Preferred Stock, and 2,700 shares are designated as Series F Preferred Stock.

     The holders of the Series B preferred shares are entitled to annual dividends of $3.50 per share, provided that the Company has attained annual after tax earnings of more than $200,000, and have a liquidation preference in connection with any involuntary liquidation of the Company of $87.50 per share. The shares of Series B preferred stock are redeemable by the Company at $87 per share. There was approximately $1,000 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2005. No dividends on this Series of Preferred Stock were declared in 2005 or 2004. The holders of the Series E preferred shares are entitled to annual dividends of $.10 per share, provided that the Company has attained after tax earnings of more than $200,000. The shares of Series B preferred stock are redeemable by the Company at $87 per share. There was approximately $18 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2005. No dividends on this Series of preferred stock were declared in 2005 or 2004. The holders of the Series F preferred shares are entitled to annual dividends of $8 per share in any year in which the Company's net after tax income exceeds $500,000. The shares of Series F preferred stock are redeemable by the Company at $1 per share. There was approximately $43,000 in accrued unpaid dividends on this series of preferred stock as of December 31, 2005. No dividends on this series of preferred stock were declared in 2005 or 2004.

Dividends

     We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Private Placement Offerings

     During 2003, we commenced a private placement of our securities and sold 440,000 shares of common stock for $2.50 per share. We incurred offering costs of $29,000 and received net proceeds of $1,071,000. Theodore Shapiro, a Director of the Company and our President and Chief Executive Officer purchased 50,000 of the shares in consideration for $125,000 of deferred salary owed to him. Dr. Stephen A. Schulman, a Director of the Company and the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., a wholly owned subsidiary of the Company, purchased 50,000 of the shares in consideration for $125,000 of deferred salary owed to him. We did not pay any commissions or compensation in connection with this private placement.

     On November 29, 2004 and December 29, 2004 we closed a private placement of our securities. On January 13, 2005 we closed on a third and final round of such private placement. In total we sold 3,750,000 shares of common stock for $2 per share or $7,500,000. The purchasers of the shares received warrants to buy a total of 1,875,000 shares for $4 per share. Joseph Stevens & Company, Inc. acted as our placement agent in connection with on the offering and received a cash commission of 9% of the gross proceeds, a cash consulting fee of 2% of the gross proceeds, a non-accountable expense allowance equal to 1% of the gross proceeds and the right to receive warrants to purchase 945,000 shares of common stock for $2.00 per share. On August 2, 2005 the registration statement which we filed with the SEC to register the shares sold and the shares underlying the warrants in such private placement was declared effective.

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

Introduction

     We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) scanning equipment. PET imaging is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of December 31, 2005, we own and or operate five PET imaging centers, we are constructing a sixth center in East Setauket (Suffolk), New York and are developing a seventh center in Jacksonville, Florida. The Suffolk PET imaging center commenced operations in February 2006 and construction of our Jacksonville, Florida PET imaging center began in March 2006.

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

     The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve increasing revenue trends and positive cash flow and it is that evaluation that management uses in order to determine whether a PET imaging center's sales and marketing efforts are effective. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives, it is critical that we begin to develop a trend of generating working capital that is derived from our operations.

     We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on applicable Federal and state health care laws, rules and regulations. As a consequence of the recently enacted provisions of Stark II, we do not anticipate establishing any PET centers after December 31, 2005, in which physicians which refer patients to such centers have an ownership interest in such center.

Year ended December 31, 2005 as compared to year ended December 31, 2004

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

     Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for 2005 and 2004 were 42 and 40, respectively. As of December 31, 2005, patient accounts receivables, net of contractual allowances and allowances for doubtful accounts is $399,000. Contractual adjustments are recorded based on actual experience.

     The following table presents our accounts receivable aging by payor class as of December 31, 2005:

                                           31-60           61-90       91 days or
                            Current         Days           days          greater         Total
                         ------------   ------------   ------------   ------------   ------------
Managed care             $    119,000   $     18,000   $     20,000         62,000   $    219,000
Medicare/Medicaid              96,000         44,000          8,000         25,000        173,000
Commercial                      3,000          3,000              0          1,000          7,000
                         ------------   ------------   ------------   ------------   ------------
Total                    $    218,000   $     65,000   $     28,000   $     88,000   $    399,000
                         ============   ============   ============   ============   ============

     In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of December 31, 2005, our receivables do not include any amounts which are in legal collections.

     At December 31, 2005, the Company's contractual allowance balance is $341,000 which is a $96,000 increase from the balance at December 31, 2004. $80,000 of the increase in the contractual allowance balance resulted from an increase in gross patient account receivables (prior to contractual allowances) and $16,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at December 31, 2005 is 46%, which is a 3% increase from the percentage at December 31, 2004. For each one percentage point increase in the contractual allowance balance percentage, the Company's net patient service revenue would be decreased by approximately $4,000. Likewise, a one percentage point decrease would increase the Company's net patient service revenue by approximately $4,000.

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

     Off-balance Sheet Arrangements: We have no off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "Special Purpose Entities."

     Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: We currently account for stock options and warrants issued to employees under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" which is an intrinsic value based method of accounting, rather than the fair value based method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". We currently disclose the required information regarding stock options, warrants and similar equity instruments issued to employees pursuant to SFAS No. 123 and SFAS No. 148. If we adopted the accounting requirements of SFAS No. 123 and SFAS No. 148, our results of operations would have been negatively affected as disclosed in Note 13 to the December 31, 2005 audited consolidated financial statements.

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

     Accounting for Income Taxes: We currently have a net deferred tax asset of approximately $16.9 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $16.8 million related to approximately $47.9 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in 2004 from the issuance of the Company's common stock in conjunction with founders and private placement shares which limits our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that the future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

     The following discusses and compares our results of operations for the years ended December 31, 2005 and 2004.

Revenues

     Our sources of revenues come from net patient service revenues for the PET centers which we own and management fees for the PET centers which we manage pursuant to service and license agreements. Total revenues for 2005 represent a net increase of $1,479,000 from 2004 of which $523,000 was an increase in net patient service revenues and $956,000 was an increase in management fees of which $411,000 was from Queens Management which was not operational in 2004.

     The net patient service revenues of the two PET centers that we directly own trended upwards from the prior year. Our PET center in Wichita, Kansas, increased its revenues by $129,000 or 13% for 2005. Our PET center in Parsippany, New Jersey, increased its revenues by $394,000, or 20% for 2005. The procedures performed by both of the two PET centers that we directly own increased for 2005 when compared to the prior periods. During 2005, $1,749,000, or 51% of net patient service revenue was from Medicare and $703,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield. During 2004, $1,438,000, or 49% of net patient service revenue was from Medicare and

$939,000, or 32% of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable subject to credit risk.

     The overall PET procedures performed by the PET centers which we manage increased when comparing 2005 to the prior period. Correspondingly, we experienced an overall upward revenue trend from the prior periods in our PET centers in which we generate management fees. Management fees of out PET center in Rockville Centre (Long Island), New York, increased by $556,000, or 27% for 2005. Management fees of our PET center in Hialeah, Florida decreased by $11,000, or 1% for 2005. Our PET center in Hialeah was negatively impacted by Hurricane Wilma during the fourth quarter of 2005. Our PET center located in Forest Hills (Queens), New York, became operational in December 2004 and did not begin generating revenues until the second quarter of 2005. Our Queens PET center generated revenues of $411,000 for 2005. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and the applicable practice group.

     We attribute the overall increase in the number of PET procedures performed by all of our centers to the success of our marketing efforts and the increased awareness of our PET centers by the physicians to whom we market out services.

Operating Expenses

     The operating expenses of the PET centers increased $619,000, or 16%, when comparing 2005 and 2004. The increase in operating expenses resulted primarily from the added operating expenses in our Queens PET Center, which was not operational for the 2004 periods, and an increase in variable costs related to increased scan volume.

     Corporate operating expenses increased $1,681,000, or 73%, when comparing 2005 and 2004. During 2005 we incurred consulting fees of $258,000 primarily for services related to a private placement of our securities and marketing and development expenses which were not incurred in the prior periods. We had an increase in legal fees of $242,000 from potential site development and subsidiary equity negotiations, corporate compliance and related state and federal health care compliance. During 2005, we recognized a $125,000 expense representing the market value of stock issued to terminate a subscription agreement. During 2005 we incurred $102,000 of premises lease expense and $295,000 of depreciation expense relating to our Queens PET Center. Also, during 2005 we incurred $36,000 in expense for a landlord settlement relating to our Queens PET Center. Salaries and benefits increased $385,000 for 2005. On January 25, 2005, the Company entered into an employment agreement with an operations executive at an annual salary of $140,000. On October 25, 2005 the Company entered into an employment agreement with a Chief Medical Officer at an annual salary of $250,000 and also entered into an Exclusive Radiology Services Agreement with the same person at an annual fee of $250,000. Also in 2005 we hired three additional administrative employees at annual salaries of $125,000.

     We anticipate that if we develop new PET centers our fixed operating costs will also increase which would affect our ability to generate profits and positive cash flow until such time as any new PET centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET centers.

Interest Expense

     Interest expense increased $96,000 when comparing 2005 to the prior period. The increase in interest expense is due primarily to an increase in imputed interest on capitalized lease obligations for new PET/CT equipment and interest expense on our note payable for leasehold improvements at our Queens PET Center.

Equity Method Investments

     As of December 31, 2005, we held a 24.1% limited partnership interest in Trident Growth Fund L.P. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $301,000 and $231,000, respectively, for 2005 and 2004. As of December 31, 3005, our cumulative share of Trident Growth Fund L.P.'s income was $21,000. As of December 31, 2005, Trident Growth Fund L.P. had $32,041,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

     The income of our PET centers that is allocable to the minority shareholders of our PET centers for 2005 and 2004 was $819,000 and $533,000, respectively. To the extent that our PET centers in Rockville Centre, New York, Parsippany, New Jersey, Hialeah, Florida, Forest Hills, New York and Suffolk, New York; generate income in the future, such income will be reduced by the allocable share of any such net income of minority interest ownerships which range from 10% to 49%.

Financial Condition - Liquidity and Capital Resources

     At December 31, 2005, we had available working capital of approximately $2,286,000 compared to $3,021,000 at December 31, 2004. The following table details changes in components of working capital during 2005.

                                                    December 31, 2005     December 31, 2004          Change
                                                    -----------------     -----------------     -----------------
Cash                                                       $4,494,000            $5,065,000             ($571,000)
Restricted Cash                                               172,000                    --               172,000
Patients Account Receivable                                   399,000               320,000                79,000
Management Fees Receivable - Related Parties                  794,000               228,000               566,000
Other Current Assets                                          168,000               262,000               (94,000)
Accounts Payable                                           (1,674,000)           (1,421,000)             (253,000)
Other Current Liabilities                                    (456,000)             (169,000)             (287,000)
Current Portion of Notes Payable                           (1,323,000)           (1,181,000)             (142,000)
Current Portion of Capitalized
     Lease Obligations                                       (288,000)              (83,000)             (205,000)
                                                    -----------------     -----------------     -----------------

Working Capital                                            $2,286,000            $3,021,000             ($735,000)
                                                    -----------------     -----------------     -----------------

     Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

     Our sources of working capital during 2005 were $1,241,000 of net proceeds from the sale of common stock from the final closing of a private placement of our securities, $454,000 from our operations and $138,000 in proceeds from the issuance of notes payable. During 2004 our sources of working capital were $4,933,000 from the sale of our securities, $1,157,000 from our operations and $503,000 in proceeds from the issuance of notes payable. Cash flows from the sale of common stock are not necessarily expected to be recurring in future periods.

     Our principal uses of working capital during 2005 included $1,263,000 of loan and capital lease payments, as compared to $1,124,000 for 2004, $466,000 for capital expenditures and construction and equipment deposits, as compared to $460,000 for 2004, and $517,000 in distributions paid to minority interest investors, as compared to $701,000 for 2004.

     Working capital includes $399,000 of net patient accounts receivable of which $203,000, or 51% of patient accounts receivable, were due from Medicare and $82,000, or 21% of patient accounts receivable, were due from Blue Cross/Blue Shield.

     During 2005, we received net proceeds of $1,241,000 from the sale of our Common stock in a private placement. This additional funding, in conjunction with our $3,021,000 of working capital as of December 31, 2004, provided us with necessary working capital for our current working capital needs. In addition, our existing PET centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the working capital necessary to continue development of new PET centers, unless we receive additional external funding.

     On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic imaging centers ("PET Centers") and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million working capital to fund Premier's operating activities. As of December, 2005, $1,964,000 has been advanced.

     We operate six PET imaging centers with the opening of our Suffolk center in February 2006. We began construction on our seventh imaging center located in Jacksonville, Florida in March 2006 and we are currently in negotiations for the development of two additional PET imaging centers. Each new PET center requires the acquisition of PET scanning equipment. The PET scanning equipment at each PET center requires maintenance and as of December 31, 2005, we have entered into four separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $12,917, plus applicable sales tax for each such contract. The maintenance contract for our Wichita facility is a pay as you go contract based on time and material incurred. The premises in which the centers conduct their operations are leased and as of December 31, 2005 our premises lease commitments approximate $39,000 per month.

     Our existing debt service including principal and interest for all of our debt and capital leases, approximates $2,118,000 for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with our equipment lenders, our senior creditors (including our equipment for our Queens PET Center), require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of December 31, 2005 we are in compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET centers in which we have ownership interest.

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

ITEM 7. FINANCIAL STATEMENTS


                  The Sagemark Companies Ltd. and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                      -----


Report of Independent Registered Public Accounting Firm...................    30

Financial Statements:

         Consolidated Balance Sheet ...................................... 31-32

         Consolidated Statements of Operations............................ 33-34

         Consolidated Statements of Comprehensive Loss ...................    35

         Consolidated Statements of Shareholders' Equity ................. 36-37

         Consolidated Statements of Cash Flows ........................... 38-40

         Notes to Consolidated Financial Statements....................... 41-61

                      [LETTERHEAD OF MOORE STEPHENS, P.C.]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York

     We have audited the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P.C.
Certified Public Accountants

/s/ MOORE STEPHENS, P.C.

Cranford, New Jersey
March 15, 2006

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                          December 31,
                                                                              2005
                                                                         -------------
Assets:
Current Assets:
     Cash                                                                $   4,494,000
     Restricted cash                                                           172,000
     Patient accounts receivable, net                                          399,000
     Management fees receivable, related parties                               794,000
     Marketable securities, current                                              2,000
     Other current assets                                                      166,000
                                                                         -------------
     Total Current Assets                                                    6,027,000
                                                                         -------------
Fixed Assets:
     Furniture, fixtures, equipment and leasehold improvements, net          3,599,000
     Equipment held under capitalized lease obligations, net                 1,626,000
                                                                         -------------
     Total Fixed Assets                                                      5,225,000
                                                                         -------------
Other Assets:
     Investment in unconsolidated affiliate                                  2,612,000
     Marketable securities, restricted                                           1,000
     Goodwill                                                                4,811,000
     Other assets                                                              530,000
                                                                         -------------
     Total Other Assets                                                      7,954,000
                                                                         -------------
     Total Assets                                                        $  19,206,000
                                                                         =============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                                       2005
                                                                                                   ------------
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                                              $  1,165,000
     Accounts payable, related party                                                                    509,000
     Accrued payroll                                                                                    186,000
     Accrued dividends                                                                                   44,000
     Other accrued expenses                                                                             226,000
     Current portion of notes payable                                                                 1,323,000
     Current portion of capitalized lease obligations                                                   288,000
                                                                                                   ------------
     Total Current Liabilities                                                                        3,741,000
                                                                                                   ------------
Long-Term Debt:
     Notes payable, net of current portion                                                            2,975,000
     Subordinated notes payable                                                                         417,000
     Deferred interest on subordinated notes payable                                                    113,000
     Capitalized lease obligations, net of current portion                                            1,596,000
                                                                                                   ------------
     Total Long-Term Debt                                                                             5,101,000
                                                                                                   ------------
Minority Interest                                                                                     1,542,000
                                                                                                   ------------
Commitments and Contingencies                                                                                --

Shareholders' Equity:
     Preferred stock, par value $1.00 per share                                                           3,000

     Common stock, par value $.01 per share, (25,000,000 Shares authorized; 7,948,261 shares
     issued and 7,601,503 shares outstanding as of December 31, 2005)                                    79,000
     Additional paid-in-capital, common stock                                                        71,946,000
     Accumulated other comprehensive [loss]                                                             (48,000)
     Accumulated deficit                                                                            (61,471,000)
     Deferred compensation expense                                                                       (1,000)
     Less common stock (346,758 shares as of December 31, 2005) in Treasury, at cost                 (1,686,000)
                                                                                                   ------------
     Total Shareholders' Equity                                                                       8,822,000
                                                                                                   ------------
     Total Liabilities and Shareholders' Equity                                                    $ 19,206,000
                                                                                                   ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      Years ended
                                                                      December 31,
                                                              ----------------------------
                                                                  2005            2004
                                                              ------------    ------------
Revenues:
     Net patient service revenue                              $  3,450,000    $  2,879,000
     Net patient service revenue - related party                     4,000          52,000
     Management fees, related party                              4,247,000       3,291,000
                                                              ------------    ------------
     Total Revenues                                              7,701,000       6,222,000
                                                              ------------    ------------
Operating Expenses:
     Patient service costs and expenses - FDG                      807,000         791,000
     Patient service costs and expenses - Related party             21,000          25,000
     Patient service costs and expenses - other                    170,000         175,000
     Radiology expense                                              82,000          66,000
     Radiology expense, related party                              246,000         149,000
     Equipment maintenance                                         429,000         437,000
     Professional fees                                             350,000         192,000
     Legal fees, related party                                     283,000         233,000
     Billing and collection fees - related party                   102,000          94,000
     Salaries, payroll taxes and Fringe benefits                 1,630,000       1,025,000
     Consulting fees                                               210,000          31,000
     Consulting fees - related party                                48,000              --
     Marketing fees, related party                                 229,000          96,000
     Rent expense - related party                                   98,000         108,000
     Fair value of common stock issued pursuant to a
     subscription termination agreement                            125,000              --
     Other general and administrative Expenses                   1,974,000       1,353,000
     Depreciation and amortization                               1,589,000       1,306,000
     Provision for bad debt expense                                     --          38,000
                                                              ------------    ------------
     Total Operating Expenses                                    8,393,000       6,119,000
                                                              ------------    ------------
     (Loss) Income From Operations                                (692,000)        103,000
Interest Expense                                                  (695,000)       (599,000)
Interest Income, Investments                                        97,000           4,000
Other Income                                                         2,000           2,000
                                                              ------------    ------------
     Loss From Operations Before Share of Earnings of
     Unconsolidated Affiliate and Minority Interest in
     Income of Subsidiaries                                     (1,288,000)       (490,000)
Share of Earnings of Unconsolidated Affiliate                      301,000         231,000
Minority Interest in Income of Subsidiaries                       (819,000)       (533,000)
                                                              ------------    ------------
     Loss Before Income Tax Provision - Forward               $ (1,806,000)   $   (792,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                Years ended
                                                                December 31,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
     Loss Before Income Tax Provision - Forwarded       $ (1,806,000)   $   (792,000)
Income Tax Provision                                         (16,000)        (26,000)
                                                        ------------    ------------
     Net Loss                                           $ (1,822,000)   $   (818,000)
                                                        ============    ============
Basic and Diluted Loss Per Common Share:
     Net Loss                                           $      (0.24)   $      (0.26)
                                                        ============    ============
Weighted Average Common Shares Outstanding                 7,475,728       3,099,169
                                                        ============    ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                      Years ended
                                                                      December 31,
                                                              ----------------------------
                                                                  2005            2004
                                                              ------------    ------------
Net Loss                                                      $ (1,822,000)   $   (818,000)
Other Comprehensive Income (Expense):
Unrealized holding gains (losses) on available for sale
securities                                                          (8,000)          4,000
                                                              ------------    ------------
     Comprehensive Loss                                       $ (1,830,000)   $   (814,000)
                                                              ============    ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                          Preferred                                                  Additional
                                            Shares                                      Common        Paid-in
                                            Issued        Common                         Stock,       Capital,
                                             and          Shares        Preferred         Par          Common
                                         Outstanding      Issued          Stock          Value          Stock
                                        ------------   ------------   ------------   ------------   ------------
     Balance - December 31, 2003               2,962      2,432,011   $      3,000   $     24,000   $ 60,565,000
Shares issued under private placement
offering                                          --      2,950,750             --         30,000      5,892,000
Offering costs                                    --             --             --             --       (989,000)
Unrealized investment holding gains               --             --             --             --             --
Shares issued in lieu of payment of
executive salaries                                --        130,000             --          1,000        324,000
Deferred stock compensation                       --             --             --             --             --
Shares issued pursuant to earn-out
provisions - related parties                      --      1,415,000             --         14,000      4,797,000
Distributions to minority interest
investors                                         --             --             --             --             --
Distributions to minority interest
investors, related parties                        --             --             --             --             --
Net loss                                          --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
     Balance - December 31, 2004               2,962      6,927,761          3,000         69,000     70,589,000
Shares issued under private placement
offering                                          --        839,250             --          8,000      1,670,000
Offering costs                                    --             --             --             --       (437,000)
Unrealized investment holding gains               --             --             --             --             --
Shares issued pursuant to a
settlement agreement                              --         50,000             --          1,000        124,000
Deferred stock compensation                       --             --             --             --             --
Shares issued pursuant to a
subscription termination agreement                --        131,250             --          1,000             --
Distributions to minority interest
investors                                         --             --             --             --             --
Distributions to minority interest
investors, related parties                        --             --             --             --             --
Net loss                                          --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
     Balance - December 31, 2005               2,962      7,948,261   $      3,000   $     79,000   $ 71,946,000

                                         Accumulated
                                            Other                           Less
                                        Comprehensive                      Common         Deferred          Total
                                           Income        Accumulated        Stock       Compensation    Shareholders'
                                           (Loss)          Deficit       in Treasury       Expense         Equity
                                        ------------    ------------    ------------    ------------    ------------
     Balance - December 31, 2003        $    (44,000)   $(57,613,000)   $ (1,686,000)   $    (10,000)   $  1,239,000
Shares issued under private placement
offering                                          --              --              --              --       5,922,000
Offering costs                                    --              --              --              --        (989,000)
Unrealized investment holding gains            4,000              --              --              --           4,000
Shares issued in lieu of payment of
executive salaries                                --              --              --              --         325,000
Deferred stock compensation                       --              --              --           5,000           5,000
Shares issued pursuant to earn-out
provisions - related parties                      --              --              --              --       4,811,000
Distributions to minority interest
investors                                         --        (238,000)             --              --        (238,000)
Distributions to minority interest
investors, related parties                        --        (463,000)             --              --        (463,000)
Net loss                                          --        (818,000)             --              --        (818,000)
                                        ------------    ------------    ------------    ------------    ------------
     Balance - December 31, 2004             (40,000)    (59,132,000)     (1,686,000)         (5,000)      9,798,000

Shares issued under private placement
offering                                          --              --              --              --       1,678,000
Offering costs                                    --              --              --              --        (437,000)
Unrealized investment holding losses          (8,000)             --              --              --          (8,000)
Shares issued pursuant to a
settlement agreement                              --              --              --              --         125,000
Deferred stock compensation                       --              --              --           4,000           4,000
Shares issued pursuant to a
subscription termination agreement                --              --              --              --           1,000
Distributions to minority interest
investors                                         --        (130,000)             --              --        (130,000)
Distributions to minority interest
investors, related parties                        --        (387,000)             --              --        (387,000)
Net loss                                          --      (1,822,000)             --              --      (1,822,000)
                                        ------------    ------------    ------------    ------------    ------------
     Balance - December 31, 2005        $    (48,000)   $(61,471,000)   $ (1,686,000)   $     (1,000)   $  8,822,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Years ended
                                                                              December 31,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Cash Flows - Operating Activities
     Net loss                                                         $ (1,822,000)   $   (818,000)
     Adjustments to reconcile net loss to net Cash -operations:
         Depreciation and amortization                                   1,589,000       1,306,000
         Share of earnings of unconsolidated Affiliates                   (301,000)       (231,000)
         Stock option compensation expense                                   4,000           5,000
         Provision for bad debt expense                                         --          38,000
         Minority interest in income (loss) of subsidiaries                819,000         533,000
         Fair value of common stock issued pursuant to a
         subscription termination agreement                                125,000              --
     Change in assets and liabilities:
         Restricted cash                                                  (172,000)             --
         Patient accounts receivable- net                                  (79,000)        169,000
         Management fees receivable, related parties                      (566,000)         11,000
         Other current assets                                               87,000        (131,000)
         Accounts payable                                                  306,000          11,000
         Accounts payable - related parties                                (53,000)        386,000
         Accrued payroll and related expenses                              135,000         141,000
         Other accrued expense                                             (20,000)        (75,000)
         Deferred interest on subordinated debt                             40,000          37,000
                                                                      ------------    ------------
     Net Cash - Operating Activities - Forward                              92,000       1,382,000
                                                                      ------------    ------------
Cash Flows - Investing Activities
     Purchased fixed assets                                                (83,000)       (460,000)
     Proceeds from sale of subsidiary equity                                26,000              --
     Other assets, construction and equipment deposits                    (383,000)          6,000
                                                                      ------------    ------------
     Net Cash - Investing Activities - Forward                        $   (440,000)   $   (454,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                    Years ended
                                                                    December 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
     Net Cash - Operating Activities - Forwarded            $     92,000    $  1,382,000
                                                            ------------    ------------
     Net Cash - Investing Activities - Forwarded                (440,000)       (454,000)
                                                            ------------    ------------
Cash Flows - Financing Activities:
     Proceeds from private placement Offering                  1,678,000       5,922,000
     Offering costs                                             (437,000)       (989,000)
     Loan proceeds                                               138,000         503,000
     Proceeds from subsidiaries equity financings                  6,000              --
     Payments on notes payable                                (1,178,000)     (1,081,000)
     Payments on capital lease obligations                       (85,000)        (43,000)
     Distributions to minority interest investors               (130,000)       (238,000)
     Distributions to minority interest investors,
     related parties                                            (387,000)       (463,000)
     Transfer subsidiary equity financing proceeds to
     escrow                                                      172,000              --
                                                            ------------    ------------
     Net Cash - Financing Activities                            (223,000)      3,611,000
                                                            ------------    ------------
     Net Increase (Decrease) in Cash                            (571,000)      4,539,000
Cash - Beginning of Periods                                    5,065,000         526,000
                                                            ------------    ------------
     Cash - End of Periods                                  $  4,494,000    $  5,065,000
                                                            ============    ============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
        Interest                                            $    654,000    $    562,000
        Income taxes                                        $     16,000    $     26,000

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

During the year ended December 31, 2005
---------------------------------------

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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Summary of Significant Accounting Policies
    ------------------------------------------

Organization - The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), (formerly Consolidated Technology Group Ltd., formerly Sequential Information Systems, Inc.) is a publicly held New York corporation organized in 1961.

Sagemark acquired all of the stock of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock on May 14, 2001 pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, Premier's Founders were entitled to receive an aggregate of 1,917,000 additional shares of Sagemark's common stock (319,500 shares of Sagemark's common stock for each of the first six PET imaging centers established by Premier) if and when the PET imaging center achieves positive earnings before the deduction of interest expense, income taxes, depreciation and amortization during at least one month during the first eighteen months of each PET imaging center's operations. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill. The issuance of such shares as well as the issuance of shares in 2004 pursuant to the Joseph Stevens and Company, Inc. private placement will limit the Company's utilization of its tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

During the first quarter of 2001, Premier P.E.T. Imaging of Wichita, Inc. was formed as a wholly owned subsidiary of Premier. During the first quarter of 2002, Premier P.E.T. Imaging of Wichita, Inc. merged with and into Premier P.E.T. Imaging of Wichita, LLC. Premier P.E.T. Imaging of Wichita, LLC ("PET Wichita") is a wholly owned subsidiary of Premier and was created for the purpose of such merger.

During the first quarter of 2002, Premier PET Imaging of New Jersey, Inc. ("PET NJ") was formed as a wholly owned subsidiary of Premier. During the fourth quarter of 2002 Morris County PET Management LLC ("Morris Management") was capitalized by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On October 15, 2002, Premier purchased 77 Morris Units for a total of $200,200, and other investors had previously purchased 23 Morris Units for a total of $59,800. In each of November 2002 and July 2003, Premier sold 8 (an aggregate of 16 Morris Units) of its initial 77 Morris Units to other investors for a total of $41,600 and in September 2005 Premier sold ten of its Morris Units to an investor for $26,000. As of December 31, 2005 Premier owns 51% of Morris Management.

During the second and third quarters of 2002, Premier PET of Long Island LLC ("PET LI") was capitalized by issuing 100 Membership Units (the "Long Island Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On July 3, 2002, Premier purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, another investor purchased 49 Long Island Units for a total of $127,400. As of December 31, 2005, Premier owns 51% of PET LI.

During the first quarter of 2003, Hialeah PET Management LLC ("Hialeah Management") was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. Premier purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400. As of December 31, 2005, Premier owns 51% of Hialeah Management.

During the third quarter of 2003, P.E.T. Management of Queens, LLC ("Queens Management") was formed for the purpose of establishing and managing the Queens PET Center. In the second quarter of 2004 Queens Management was capitalized by issuing 100 Membership Units (the "Queens Units"). Initially Premier purchased 90 Queens Units for a total of $109,000 of which $9,000 represented a capital contribution and $100,000 represents subordinated debt. Another investor purchased 10 Queens units for a total of $1,000. As of December 31, 2005, Premier owns 90% of Queens Management.

During the third quarter of 2005, Suffolk PET Management LLC ("Suffolk Management") was capitalized by issuing 100 Membership Units (the "Suffolk Units") at a purchase price of $100 per unit. Premier purchased 51 Suffolk Units for a total of $5,100, and loaned Suffolk $350,000 on a subordinated basis. Another investor purchased 49 Suffolk Units for a total of $4,900. As of December 31, 2005, Premier owns 51% of Suffolk.

During the third quarter of 2005, Premier PET Imaging of D.C. and Maryland, Inc., ("PET DC"), was formed as wholly owned subsidiary of Premier. During the third quarter of 2005, Bethesda PET Management LLC ("Bethesda Management") was capitalized by issuing 100 Membership Units (the "Bethesda Units") at a purchase price of $3,500 per unit. Premier purchased 51 Bethesda Units for a total of $178,500, and investors purchased 49 Bethesda Units for a total of $171,500. The investor's money is being held in escrow until the Company receives a firm financing commitment for the PET/CT equipment and leasehold improvements. As of December 31, 2005, Premier owns 51% of Bethesda. Subsequent to year end Premier and the investors decided not to go forward with the transaction and Premier returned $132,000 of the $172,000 being held in escrow, after deducting expenses of $40,000, back to the investors.

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

As of December 31, 2005, Premier had established five PET imaging centers located in: (1) Wichita, Kansas; (2) Parsippany, New Jersey; (3) Rockville Center, New York; (4) Hialeah, Florida; and (5) Queens, New York. The PET Center located in Wichita, Kansas reflects the operations of PET Wichita, a wholly owned subsidiary of Premier. The PET imaging center located in Parsippany, New Jersey reflects the operations of PET NJ, a wholly owned subsidiary of Premier, and is managed by Premier's 51% owned subsidiary, Morris Management. The PET Center located in Rockville Center, New York is an independently owned PET Center, Rockville PET Imaging, P.C., ("PET Rockville"), which is managed by Premier's 51% owned subsidiary, PET LI. The PET Center located in Hialeah, Florida is an independently owned PET imaging center, Eiber Radiology, Inc. ("Eiber Radiology"), which is managed by Premier's 51% owned subsidiary, Hialeah Management. The PET imaging center located in Queens, New York is an independently owned PET imaging center, Forest Hills PET Imaging, P.C., which is managed by Premier's 90% owned subsidiary, Queens Management. As of December 31, 2005 the Company had a PET imaging center under construction in East Setauket (Suffolk), New York, and had another under development in Jacksonville, Florida. The East Setauket (Suffolk), New York PET imaging center commenced operations in February 2006 and construction on the Jacksonville, Florida PET imaging center began in March 2006.

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

The Queens PET imaging center started generating revenues in April 2005 pursuant to a Turnkey License and Services Agreement dated December 31, 2004, Queens Management is entitled to receive management fees payable by Forest Hills PET Imaging P.C. from any of its future revenues in the amount of $200,000 for each of the first nine months of the Turnkey License and Services Agreement, and $400,000 for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amounts permitted to be retained for physician and technician salaries. The agreement expires in December 2014.

The Suffolk PET imaging center, which commenced operation in February 2006, did not generate revenues during 2005. Pursuant to a Turnkey License and Services Agreement dated August 10, 2005, Suffolk Management is entitled to receive management fees payable by Advanced PET Imaging, P.C., ("Advanced PET"), a professional corporation owned by the investor who owns a 49% of the Suffolk Management, from any of Advanced PET's future revenues in amounts that may not exceed $250,000 per month during the first six months and $350,000 during the second six months of the agreement and $400,000 per month in subsequent years. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amount permitted to be retained for physician and technician salaries. The agreement expires August 10, 2020 and can be renewed for successive five year periods.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Premier Cyclotron International Corp. and Premier PET Imaging of Arlington Heights, Inc. were inactive during 2005 and 2004.

All significant intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the Company eliminates the minority interest portion of any related profits and losses. The allocable losses of such minority interests are in excess of the Company's investment in such subsidiaries by $50,000 at December 31, 2005 of which $47,000 relates to Queens Management and $3,000 relates to Suffolk Management.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

Cash - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005, all of the Company's cash represents bank deposits.

Accounts Receivables - All of the Companies accounts receivables are reported at their net collectible amounts. The Company routinely assesses the strength of each payor mix and components, and based upon overall collection trends, factors surrounding the credit risk of the payor and overall economic conditions establishes an allowance for doubtful accounts. As a consequence, the Company believes that its credit risk exposure beyond the reserve is limited. Specific accounts for which no payments have been received for six consecutive months are considered delinquent and customary collection efforts are initiated. Specific accounts for which no payments have been received for twelve months are written-off. The reserve for uncollectible accounts at December 31, 2005 was $22,000.

Marketable Securities - All of the Company's investments that are classified as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. Unrealized gains and losses are recorded as a separate component of shareholders' equity and are included in the statement of other comprehensive loss. Additionally, when the fair market value of securities decline and in the opinion of management, the decline in market value of those securities are other than temporary, the cost basis of the individual security will be written down to fair value and the amount of the write-down shall be charged to earnings as a realized loss. As of December 31, 2005 the marketable securities that are classified as current assets represent the fair market value of the Company's investments in freely tradable shares and the marketable securities classified as long-term assets represent the fair market value of the Company's investment in restricted shares.

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

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value. Based on this evaluation, as of December 31, 2005, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future recoverability may change in the near term, thus resulting in an acceleration in or complete write-off of certain long-lived assets

Revenue Recognition

Net Patient Service Revenues - Net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments (based on historical experience) under reimbursement agreements with third-party payors. The Company is not engaged in the practice of medicine and does not employ physicians. The Company has the legal right to set the fees for the services rendered, and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. Contractual adjustments are determined based upon a review of reimbursement policies and historical collections experience using a retrospective collection analysis for each payor mix. For the years ended December 31, 2005 and 2004, contractual adjustments amounted to approximately $3,138,000 and $2,232,000, respectively. The Company has historically not provided any significant amount of charity care. During 2005 the Company performed charity scans having a value of approximately $294,000.

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

Basic and Diluted Loss Per Share - Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (warrants or options) into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of December 31, 2005 there are outstanding warrants and options to purchase an aggregate of 4,056,625 shares of common stock at prices ranging from $1.60 to $4.00 per share. For 2005 and 2004, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2005, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2005 the Company had $3,805,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During 2005, $1,749,000, or 51% of net patient service revenue was from Medicare, $703,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield and $4,000, or .12% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. During 2004, $1,438,000, or 49% of net patient service revenue was from Medicare, $939,000, or 32% of net patient service revenue was from Blue Cross/Blue Shield and $52,000, or 2% of net patient service revenue was from Diagnostic Radiology Network. As of December 31, 2005, $203,000, or 51%, of patient accounts receivable were due from Medicare and $82,000, or 21%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," for stock options and similar equity instruments (collectively "Options") issued to employees. SFAS No. 123 allows for the choice of recording stock options issued to employees using Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" while disclosing the effects, on a pro forma basis, of using SFAS No. 123 in the footnotes to the financial statements. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In December 2004, the FASB issued SFAS No.123 (revised
2004), "Share-Based Payment." SFAS 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) replaces SFAS 123 and supersedes APB Opinion No. 25. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently the Company recognizes the expense of options or similar instruments issued to employees using the intrinsic value based method. Beginning with the first quarter of 2006, the Company will be required to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments. As of December 31, 2005, there was approximately $528,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 4.6 years.

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

Reclassifications - Certain 2004 items have been reclassified to conform to the December 31, 2005 presentation.

(2) Accounts Receivable
    -------------------

The Company's accounts receivables as of December 31, 2005 are summarized as follows:

                                                   Patient       Management
                                                  Accounts          Fees
                                                 Receivable      Receivable        Total
                                                ------------    ------------   ------------
Accounts receivable                             $    762,000    $    794,000   $  1,556,000
Contractual allowances                              (341,000)             --       (341,000)
Allowance for doubtful accounts                      (22,000)             --        (22,000)
                                                ------------    ------------   ------------
Accounts receivable, net                        $    399,000    $    794,000   $  1,193,000
                                                ============    ============   ============

As of December 31, 2005 $399,000 of the Company's accounts receivable are pledged as collateral for borrowings.

Changes in the allowance for doubtful accounts for the year ended December 31, 2005 is as follows:

Year Ended December 31,                             2005
----------------------------------------------  ------------
Balance at beginning of year                    $     50,000
Provision for bad debts                                   --
Doubtful accounts written-off                        (28,000)
                                                ------------
Balance at end of year                          $     22,000
                                                ============

(3) Furniture, Fixtures, Equipment and Leasehold Improvements
    ---------------------------------------------------------

The Company's furniture, fixtures, equipment and leasehold improvements as of December 31, 2005 are summarized as follows:

Medical equipment                               $  6,132,000
Leasehold improvements                             1,441,000
Furniture and fixtures                               123,000
                                                ------------
Total at cost                                      7,696,000
Accumulated depreciation                          (4,097,000)
                                                ------------
Furniture, fixtures, equipment and
 leasehold improvements, net                    $  3,599,000
                                                ============

During 2005 and 2004, the Company recorded depreciation of $1,255,000 and $1,217,000, respectively. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings as of December 31, 2005.

(4) Equipment Held Under Capitalized Lease Obligations
    --------------------------------------------------

The Company's equipment held under capitalized lease obligations as of December 31, 2005 are summarized as follows:

Computer equipment                                             $    120,000
Medical equipment                                                 1,831,000
Furniture and equipment                                             120,000
                                                               ------------
                                                                  2,071,000
Accumulated amortization                                           (445,000)
                                                               ------------
Equipment held under capitalized lease obligations, net        $  1,626,000
                                                               ============

During 2005 and 2004, the Company recorded amortization of $310,000 and $66,000, respectively, related to equipment held under capitalized leases. Premier Health Services, Inc., whose Chief Executive Officer and Director is Dr. Schulman, has guaranteed approximately $6,000 of the outstanding lease obligations.

As of December 31, 2005, the future minimum lease payments under capital leases are as follows:

     2006                                                      $    440,000
     2007                                                           418,000
     2008                                                           391,000
     2009                                                           382,000
     2010                                                           382,000
     Thereafter                                                     382,000
                                                               ------------
                                                                  2,395,000
Less amount representing imputed interest                          (511,000)
                                                               ------------
Present value of net minimum capital lease payments               1,884,000
Current portion of capitalized lease obligations                    288,000
                                                               ------------
Non current portion of capitalized lease obligations           $  1,596,000
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

(5) Investment in Unconsolidated Affiliates
    ---------------------------------------

The Company committed to make $4,920,000 in capital contributions to Trident Growth Fund, L.P. ("Trident" or the "Partnership") and, as of December 31, 2005, all but $188,000 of such contributions have been made. The Partnership's General Partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. The Partnership received $3,500,000 of capital from new partners during 2003 and as of December 31, 2005 the Company's ownership in the Partnership is 24.1%. The Company entered into an agreement in November 2005 with the General Partner of Trident to sell to it or its affiliates such 24.1% interest for the greater of $2,525,000 or the book value of such interest on the date of closing of such sale. There can be no assurance as to whether or when the Company will sell its interest in Trident or, if so, what the final terms of such transaction will be.

As of December 31, 2005, the Company's investment balance in Trident, under the equity method, is presented in the following table.

Total Subscription at inception                                     $ 4,920,000
Subscription payable at inception                                      (333,000)
                                                                    -----------
Capital contributions paid-in at inception                            4,587,000
Expenses allocated to Trident in 1999                                  (557,000)
Sale of 27% limited partnership interest                             (1,584,000)
Reduction in subscription payable balance upon
 sale of 27% limited partnership interest                               145,000
Cumulative equity method income                                          21,000
                                                                    -----------
Equity method investment balance                                    $ 2,612,000
                                                                    ===========

At December 31, 2005 the equity method investment balance of $2,612,000 is $411,000 less than the amount of underlying equity in net assets, $3,023,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the year ended December 31, 2005 would be reduced by $411,000; and the equity method investment balance at December 31, 2005 would be $3,023,000. The Company does not have operating control as it relates to Trident Growth Fund, L.P. The condensed results of operations and financial position of Trident is summarized in the following table.

Years ended December 31,                                 2005           2004
--------------------------------------------------   -----------    -----------
Income                                               $ 2,788,000    $ 2,657,000
Operating expenses                                    (2,117,000)    (2,146,000)
Investment gains                                         578,000        447,000
                                                     -----------    -----------
Net income                                           $ 1,249,000    $   958,000
                                                     ===========    ===========

As of December 31, 2005
-------------------------------------------------------------------------------
Investments at fair value                                          $ 32,041,000
Other assets                                                          2,050,000
SAB debentures                                                      (20,865,000)
Other liabilities                                                      (695,000)
                                                                   ------------
Partnership capital                                                $ 12,531,000
                                                                   ============

(6) Marketable Securities
    ---------------------

     The Company's investment in marketable securities is detailed in the following tables.

Current marketable securities as of December 31, 2005
Common stock at cost                                                $    50,000
Unrealized holding loss                                                 (48,000)
                                                                    -----------
Market value                                                        $     2,000
                                                                    ===========

Restricted marketable securities as of December 31, 2005
Restricted securities at cost                                       $    38,000
Realized loss for permanent decline in value, recognized in 1998        (37,000)
                                                                    -----------
Market value                                                        $     1,000
                                                                    ===========

     The change in net unrealized holding loss on marketable securities is summarized in the following table.

As of December 31, 2005
Beginning balance                                                   $   (40,000)
Current net change in unrealized holding loss                            (8,000)
                                                                    -----------
Ending balance                                                      $   (48,000)
                                                                    ===========

(7) Notes Payable
    -------------

   As of December 31, 2005, amounts outstanding on notes payable consist of the following:

   PET Wichita (a)                                                  $   915,000
   PET NJ (b)                                                           995,000
   PET LI (c)                                                           927,000
   Hialeah Management (d)                                               895,000
   Queens Management (e)                                                428,000
   Suffolk (f)                                                          138,000
                                                                    -----------
Total senior notes payable                                            4,298,000
Less:  Current portion of senior notes payable                        1,323,000
                                                                    -----------
Long-term portion senior of notes payable                           $ 2,975,000
                                                                    ===========

     The aggregate maturities of the notes payable are follows:


Year Ending December 31,                                               Amount
------------------------------------------------------------------  -----------
 2006                                                               $ 1,323,000
 2007                                                                 1,452,000
 2008                                                                 1,082,000
 2009                                                                   323,000
 2010                                                                    30,000
 Thereafter                                                              88,000
                                                                    -----------
Total maturities of senior notes payable                            $ 4,298,000
                                                                    ===========

During 2005 and 2004 interest expense on the notes payable was $478,000 and $538,000, respectively.

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

(b) On October 24, 2001, the Company obtained a commitment for $1.784 million in medical equipment and leasehold improvement financing from DVI to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish PET NJ. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.35%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. The Company paid a non-refundable $18,250 commitment fee to DVI. The loan agreement has various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier and PET NJ. As of December 31, 2005 all of the $1,784,000 financing has been utilized. Loan is guaranteed by Premier, PET NJ and Morris Management.

(c) On September 19, 2002, the Company obtained $1.659 million in equipment and leasehold improvement financing from DVI to purchase PET Scanning Equipment and to pay for leasehold improvements necessary to establish the PET Center in Rockville Centre that is managed by PET LI. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.50%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. Premier and PET Wichita have guaranteed the financing. Premier pledged its equity interest in PET LI as collateral security for such loan and $140,000 of the loan is jointly and severally personally guaranteed by Dr. Schulman and Theodore Shapiro, a Director of the Company and its Chief Executive Officer. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. The Company paid a non-refundable $15,400 commitment fee to DVI. The loan agreement contains various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, PET Wichita, and PET LI. As of December 31, 2005 all of the $1,659,000 financing has been utilized. Loan is guaranteed by Premier and PET LI.

(d) On March 31, 2003, the Company executed a loan agreement with DVI. The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET Scanning Equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET Center and $159,000 remains unfunded. The loan has a term of sixty-six months commencing in April 2003 and a fixed rate of interest of 9.25%. The loan agreement contains various covenants, including restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, PET Wichita, and PET LI. On August 25, 2003, DVI announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and it is uncertain whether the remaining $159,000 of the total financing commitment will be funded. Premier pledged its equity interest in Hialeah Management as collateral security for such loan. Loan is guaranteed by Premier and Hialeah Management.

(e) In December 2004, the Company executed a loan agreement with GE Capital Services, Inc. The loan agreement provides for a maximum loan of $458,000. During 2004 the entire loan was used to pay for leasehold improvements necessary to establish the Queens PET imaging center. The loan has a term of eighty-four months commencing December 31, 2004 and a fixed rate of interest of 8.481%.

(f) In September 2005, the Company executed a loan agreement with GE Capital Services, Inc. The loan agreement provides for a maximum loan of $478,351. During 2005 the Company utilized $138,000 of the loan amount to pay for the commencement of the construction of the leasehold improvements necessary to establish the Suffolk PET imaging center. Final funding of the loan occurred on February 28, 2006. The loan will be repaid over a term of eighty four months and have a fixed rate of interest of 7.99%.

(8) SUBORDINATED NOTES PAYABLE
    --------------------------

     As of December 31, 2005, amounts outstanding on subordinated notes payable are as follows:

     Morris Management (a)                                          $   123,000
     PET LI (b)                                                         122,000
     Hialeah Management (c)                                             172,000
                                                                    -----------
Total subordinated notes payable                                    $   417,000
                                                                    ===========

     The aggregate maturities of the subordinated notes payable are follows:

Year Ending December 31,                                               Amount
------------------------------------------------------------------  -----------
     2007                                                           $   123,000
     2008                                                               172,000
     2009                                                               122,000
                                                                    -----------
Total maturities of subordinated notes payable                      $   417,000
                                                                    ===========

     During 2005 and 2004 interest expense on the subordinated notes payable was $40,000 and $37,000, respectively.

     (a) As a part of capitalizing Morris Management and upon PET NJ's obtainment of financing from DVI, Morris Management issued $123,000 of subordinated notes to the Morris Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The notes are also subordinate to the payments required to be made by Morris Management to Sagemark pursuant to a separate lease agreement between such parties by which the PET scanning equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET Center, are leased and/or subleased to Morris Management by Sagemark. The subordinated notes require a balloon payment due on December 31, 2007. At December 31, 2005, there is accrued interest payable of $28,000 on such notes.

     (b) As a part of capitalizing PET LI and upon PET LI's obtainment of financing from DVI, PET LI issued $122,000 of subordinated notes to the PET LI equity investor. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the note can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due December 31, 2009. At December 31, 2005 there is accrued interest payable of $38,000 on such note.

     (c) As a part of capitalizing Hialeah Management and upon Hialeah Management's obtainment of financing from DVI, Hialeah Management issued $172,000 of subordinated notes to the Hialeah Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due September 30, 2008. At December 31, 2005 there is accrued interest payable of $47,000 on such note.

(9) Income Taxes
    ------------

For 2005 and 2004, the Company had state income tax expense of $16,000 and $26,000, respectively. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

As of December 31, 2005
---------------------------------------------------------------
Net operating loss carry-forward                                   $ 16,745,000
Unrealized holding (gain) loss                                           18,000
Related party bad debt provision                                        245,000
Allowance for doubtful accounts receivable                                8,000
Alternative minimum tax credit carry-forward                             17,000
Impaired investment write-off                                           333,000
Stock compensation expense                                               34,000
Depreciation                                                           (503,000)
                                                                   ------------
Net deferred tax asset                                               16,897,000
Valuation allowance                                                  16,897,000
                                                                   ------------
                                                                   $         --
                                                                   ============

For the year ended December 31, 2005 the valuation allowance for net deferred tax assets increased by $348,000. The net increase was the result of increased change in net temporary differences of $453,000 offset by the expiration of $105,000 of net operating loss carryforwards. Based upon the level of historical tax losses, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 2005, the Company has net operating loss carry-forwards approximating $47,846,000. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The issuance of such shares as well as the issuance of the Common Stock Shares pursuant to the private placement with Joseph Stevens and Company, Inc. has limited the Company's utilization of its tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

The Company's net operating loss carry-forwards at December 31, 2005 expire as set forth in the following table.

Year carry-forward expires                                            Amount
-----------------------------------------------------------------  -----------
2006                                                                   246,000
2007                                                                   206,000
2008                                                                 1,505,000
2009                                                                 4,482,000
2010                                                                 6,241,000
2011                                                                 4,413,000
2012                                                                 7,017,000
2018                                                                15,059,000
2020                                                                   972,000
2021                                                                 1,901,000
2022                                                                 1,622,000
2023                                                                 1,826,000
2024                                                                   849,000
2025                                                                 1,507,000
                                                                   -----------
Total                                                              $47,846,000
                                                                   ===========

The following table reconciles the statutory federal income tax rate to the effective rate.

Years ended December 31,                              2005             2004
------------------------------------------------  ------------    -------------
Statutory federal income tax rate                        (35.0)%         (35.0)%
Increase in (utilization of) net operating
 loss carry-forward                                       34.0            32.9
Permanent differences                                      0.5             0.4
Effective state tax rate                                   0.5             1.7
                                                  ------------    ------------
Effective income tax rate                                  0.0%            0.0%
                                                  ============    ============

(10) Commitments and Contingencies
     -----------------------------

(a) Operating Lease Obligations -The Company leases executive offices located in New York, New York under a short-term cancelable agreement. The Company leases an administrative office in Boca Raton, Florida under a non-cancelable lease which expires in February 28, 2010 and has no options to renew. PET Wichita leases space in a free standing building under a non-cancelable lease which initially expires in August of 2007 and has an option to renew for periods up to an additional twelve years. The Company leases real estate, which is sub-leased to Morris Management, under a non-cancelable operating lease which initially expires in July 2012 and which has the option to be renewed for two additional five year periods. The Company leases real estate, which is sub-leased to PET LI, under a non-cancelable operating lease which initially expires in May 2012 and which has the option to be renewed for two five year periods. The Company leases real estate, which is sub-leased to Hialeah Management, under a non-cancelable operating lease which initially expires in February 2008 and which has the option to be renewed for three additional five year periods. The Company leases real estate, which is sub-leased to the Queens PET Center under a non-cancelable operating lease which initially expires in May 2014 and which has the option to be renewed for a five year period. The Company leases office equipment for PET Wichita under an operating lease which expires in 2006. On August 10, 2005 the Company entered into a separate premises lease with an affiliated entity of the minority investor in Suffolk for the facility in which the Advanced PET center operations will be conducted. The lease is for a ten year period with two five year renewal options and commenced February 1, 2006. On October 1, 2005 the Company paid a total of $11,000 to the landlord as a security deposit. On January 26, 2006 the Company entered into a premises lease for a new PET center in Jacksonville, Florida. The lease is for a ten year period with two five year renewal options and will commence upon the completion of the construction of Jacksonville PET center. The landlord has agreed to provide a build-out allowance of approximately $56,000. The Company paid a total of $6,000 to the landlord as a security deposit

Total operating lease expense for 2005 and 2004 was $417,000 and $331,000, respectively. During 2005 and 2004, the Company made aggregate lease payments of $58,000 and $68,000, respectively, for its administrative offices in Boca Raton,

Florida and its PET Center in Wichita, Kansas from companies controlled by Dr. Schulman. Also during 2005 and 2004, the Company made aggregate lease payments of $40,000 and $40,000, respectively for its PET center in Hialeah, Florida to a company controlled by an investor in Hialeah Management.

As of December 31, 2005 our future minimum lease payments under operating leases are as follows:

2006                                                                $    408,000
2007                                                                     404,000
2008                                                                     368,000
2009                                                                     358,000
2010                                                                     322,000
Thereafter                                                               753,000
                                                                    ------------
Total                                                               $  2,613,000
                                                                    ============

(b) Employment Agreements

On May 25, 2001 the Company entered into an employment agreement with Mr. Shapiro, the Company's President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. During 2004 Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of Common Stock. On July 1, 2004, Mr. Shapiro agreed to amend his employment agreement which would include a reduction of his base annual salary to $100,000 effective January 1, 2004. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of the Company's net pre-tax profits. On October 14, 2004, the Company and Mr. Shapiro executed an amendment to his employment agreement which effectively limits his annual bonus to $200,000 for years 2004, 2005 and 2006. Mr. Shapiro has not received any annual bonus under his employment agreement through December 31, 2005. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of the Company's common stock for each $1,000,000 of net pre-tax profits earned by the Company each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also gave Tara Capital, Inc., a company owned by Mr. Shapiro and his relatives, a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010. The modification of this warrant resulted in no compensation expense in 2005. On March 25, 2005 the term of Mr. Shapiro's Employment Agreement was extended to March 24, 2010.

On May 17, 2001 the Company entered into an employment agreement with Dr. Schulman to serve as the Chief Executive Officer of Premier for a term of five years. The Company also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares issuable pursuant to the warrant. The fair market value of the common stock on the date Dr. Schulman's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and repriced to $1.60. The modification of this warrant resulted in no compensation expense in 2005. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrued any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of Common Stock. In 2005 and 2004, Dr. Schulman provided services valued at $25,000 and $25,000 respectively, and such amount was recorded as salaries and benefits expense. At December 31, 2005, accrued compensation of $50,000 has not been paid and is included in accrued payroll. On March 25, 2005 the term of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

On March 4, 2001, the Company entered into an agreement to employ George W. Mahoney as its Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the Premier Acquisition, Mr. Mahoney's annual base salary was increased to $140,000 and subsequently increased to $185,400. In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of the Company's common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred. The option expired on August 3, 2005. On October 11, 2005 the Company issued to Mr. Mahoney a fully vested five year option to purchase 45,000 shares of common stock at an exercise price of

$1.60 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

On January 25, 2005, the Company entered into an employment agreement with Elizabeth A. Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of $140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 and an option to purchase 5,000 shares of Common Stock with an exercise price equal to the fair market value of the common stock on the date of grant for each instance in which (i) future PET imaging centers commence operations and (ii) future PET imaging centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price and no compensation expense was incurred. Of the shares reserved for issuance pursuant to such option, 17,500 of such shares vest on the last day of the first year of the term of such employment agreement and the remaining 17,500 shares of common stock reserved for issuance thereunder vest on the last day of the second year of the term of such Employment Agreement, provided that Ms. Longton is then in our employ.

On October 25, 2005, the Company entered into an Executive Employment Agreement and Exclusive Radiology Services Agreement with Dr. Michael Fagien, who will serve as its Chief Medical Officer for an initial term of five years, subject to renewal for three successive two year renewal periods. Dr. Fagien will receive an annual base salary of $250,000 and a fee of $100,000 for each new PET imaging center that is acquired or established by the Company in Florida (the "New Florida Centers") from the cash flow of each new Florida PET imaging center. Dr. Fagien will receive a warrant to purchase up to 500,000 shares of the Company's common stock during a five year period at an exercise price of $1.60 per share. The fair value of the common stock on the date Dr. Fagien's warrant was granted equaled the exercise price and no compensation expense was incurred. Pursuant to the Exclusive Radiology Services Agreement, Dr. Fagien will serve as the Company's radiologist to perform all required radiology services for all New Florida Centers as well as any other imaging centers which are currently owned or managed by the Company or which are acquired or established by the Company outside of the State of Florida. The Radiology Agreement will have an initial term of five years, subject to renewal and earlier termination on the same terms and conditions as provided in the Employment Agreement. Dr. Fagien will receive a fee for such services of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each body part computerized tomography imaging scan in excess of 1,470 imaging scans which are read and interpreted by Dr. Fagien in each year of the term of such agreement.

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

(c) Radiology Services Agreements for PET NJ - On July 23, 2003, PET NJ entered into a radiology agreement (the "Radiology Services Agreement") with a New Jersey professional corporation (the "Radiologist"). The term of the Radiology Services Agreement is two years commencing July 23, 2003 and expiring July 22, 2005, subject to automatic renewal for two successive two year periods unless earlier terminated by either party pursuant to the termination provisions of the Radiology Services Agreement. The Radiology Service Agreement was renewed for two years until July 22, 2007. The Radiologist will receive a fee of $170 for each PET imaging scan read an interpreted by it. Such fee is payable, not to exceed 10% of the monthly gross revenues of PET NJ as defined per the Agreement.

(d) PET Scanning Equipment Service Agreements - On June 26, 2002, PET Wichita entered into a five year service agreement with Siemens from whom PET Wichita purchased its PET Scanning Equipment in 2001. The service agreement commenced August 1, 2002 and expires July 31, 2007. PET Wichita makes monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased. As of December 31, 2005, and the date of this report, the Company has only made payments required by this service agreement through the February 2004 monthly payment. In March 2005 PET Wichita and Siemens terminated the existing agreement and PET Wichita now receives maintenance when needed on a time and materials basis. At December31, 2005 PET Wichita owes $125,000 to Siemens under the terminated service agreement.

On June 26, 2002, PET LI entered into an equipment purchase order with Siemens to purchase PET Scanning Equipment. This purchase order was subsequently assigned to Sagemark. The PET Scanning Equipment has a one year warranty and PET LI entered into a service agreement with Siemens which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to Sagemark and has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced October 24, 2003 and expires October 23, 2007.

On June 30, 2002, Sagemark entered into an equipment purchase order with Siemens to purchase PET Scanning Equipment for PET NJ. The PET Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with Siemens which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 21, 2004 and expires February 20, 2008.

On October 10, 2002, Sagemark entered into an equipment purchase order with Siemens to purchase PET Scanning Equipment for the Hialeah PET Center. The PET Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 7, 2004 and expires February 6, 2008.

On December 21, 2004, Sagemark entered into a capital lease with GE Capital Services, Inc. for the acquisition of PET/CT Scanning Equipment for the Queens PET Center. The PET/CT Scanning Equipment has a one year warranty and Sagemark entered into a service agreement with GE Capital Services, Inc. which commences upon the expiration of the warranty. The service agreement has a term of six years and is payable in monthly installments of $12,917, plus taxes beginning December 21, 2005 and expires December 21, 2011.

On August 29, 2005 Sagemark entered into two leases with GE Capital Services, Inc. to lease a positron emission tomography / computed tomography ("PET/CT") scanner and hot lab equipment for the Suffolk PET imaging center. The PET/CT scanner has a one year warranty. The Company entered into a five year service agreement with the PET/CT manufacturer which commences upon the expiration of the warranty. The monthly expense of the service agreement is $15,986.

(11) Capital Stock
     -------------

Common Stock

As of December 31, 2005, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 7,948,261 shares are issued, 7,601,503 shares are outstanding and 346,758 shares are held in treasury.

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

On November 29, 2004, the Company consummated an initial closing of a private placement of its securities pursuant to a Placement Agency Agreement entered into between it and Joseph Stevens & Company, Inc., as Placement Agent (the "Placement Agent"), dated October 14, 2004 (the "Agency Agreement"). The securities sold consisted of Units comprised of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. The Company sold an aggregate of 1,730,750 shares of common stock at a purchase price of $2.00 per Share and delivered warrants to purchase an aggregate of 865,375 shares of the Company's common stock at an exercise price of $4.00 per share. On December 29, 2004, the Company consummated a second closing in connection with the private placement and sold an aggregate of 1,180,000 shares of common stock at a purchase price of $2.00 per share and delivered warrants to purchase an aggregate of 590,000 shares of the Company's common stock at an exercise price of $4.00 per share. On January 13, 2005, the Company consummated a third and final closing in connection with a private placement and sold an aggregate of 839,250 shares of common stock at a purchase price of $2.00 per share, delivered warrants to purchase an aggregate of 419,625 shares of the Company's common stock, at an exercise price of $4.00 per share, and delivered to the Placement Agent, warrants to purchase an aggregate of 945,000 shares of the Company's common stock for $2.00 per share. The issuance of these shares will limit the Company's utilization of its tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares per
Section 382 of the Internal Revenue Code.

Under the terms of the Agency Agreement, the Placement Agent received a cash commission fee of 9% of the gross proceeds to the Company of the securities sold at each closing, a cash consulting fee of 2% of the gross proceeds of the securities sold at each closing, plus a non-accountable expense allowance equal to 1% of such proceeds. In addition, the Company agreed to issue to the Placement Agent warrants to purchase shares of the Company's common stock during a period of five years in an amount equal to 20% of the shares of common stock sold in the private placement and 20% of the number of shares of common stock issuable pursuant to warrants issued to investors in the private placement. The warrants issuable to the Placement Agent provide the Placement Agent with the right to purchase an aggregate of 945,000 shares of the Company's common stock and are exercisable at $2.00 per share and provide for cashless exercise.

Pursuant to the Agency Agreement, the Company also agreed to file with the Securities and Exchange Commission a Registration Statement covering the Shares, the Warrant Shares and the shares of the Company's common stock reserved for issuance under the Placement Agent Warrants. If such Registration Statement is not filed within the required time frame, or does not become effective within the required time frame, or does not remain effective for any thirty (30) consecutive days, the Company has agreed to issue to the investors in the Private Placement, additional Shares and to increase the number of Warrant Shares for each thirty (30) day period in which the Company fails to comply with such requirements, all as more specifically provided in the Agency Agreement. Such Registration Statement was not filed within the required time period and as such the Company issued to the private placement investors an additional 131,250 shares of the Company's common stock and warrants to purchase 65,625 shares of the Company's common stock at an exercise price of $4.00 per share.

On June 3, 2004, the Company entered into a subscription agreement with a group of potential investors who deposited $250,000 in funds that were held in escrow. On May 27, 2005, the Company and such potential investors mutually agreed to terminate the subscription agreement pursuant to which the $250,000 held in escrow was returned to the potential investors and the Company issued to the potential investors an aggregate of 50,000 shares of its common stock having a market value approximating $125,000, which such amount was charged as an operating expense for the year ended December 31, 2005.

Preferred Stock

As of December 31, 2005, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which the following 2,962 shares are issued and outstanding as of December 31, 2005:

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. Accrued dividends on the Series B Preferred stock as of December 31, 2005 approximated $1,000. No dividends were declared for 2005 and 2004.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accrued dividends on the Series E preferred stock as of December 31, 2005 approximated $18. No dividends were declared for 2005 and 2004.

Series F (2,700 shares issued and outstanding) - In consideration for certain creditors granting extensions on former Company debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. Accrued dividends on the Series F preferred stock as of December 31, 2005 approximated $43,000. No dividends were declared for 2005 and 2004.

(12) Treasury Stock
     --------------

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000, pursuant to which the Company repurchased 80,096 shares in transactions with an aggregate value of $247,000. On March 7, 2001, the Board of Directors authorized the purchase of shares of the Company's common stock in unrestricted open market transactions, subject to the aggregate purchase price for such shares not exceeding $25,000, however, no additional shares were repurchased pursuant to the March 7, 2001 authorization. On March 12, 2002, the

Company consummated the TAL Purchase Agreement pursuant to which it transferred to TAL an approximate 27% limited partnership interest in Trident owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL. As of December 31, 2005 and 2004 there were 346,758 shares of common stock held in treasury.

(13) Long-term Incentive Plans
     -------------------------

On July 22, 1999, the stockholder's of the Company approved the 1999 long-term incentive plan. Pursuant to the plan, the following stock purchase warrants and stock options were issued:

On March 7, 2001, the Company granted to Tara, a corporation in which Mr. Shapiro owns 10%, five year warrants to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $1.125 per share and to Mr. Bright a five year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.125 per share. On October 11, 2005, the exercise period for the foregoing warrants was extended until October 10, 2010 and repriced to an exercise price of $1.60 per share. The modification of these warrants did not result in any compensation expense in 2005.

On May 21, 2001, the Company granted to Dr. Schulman a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.31 per share and to Mr. Blessey, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share. Mr. Blessey is entitled to certain demand and piggy-back registration rights with respect to the shares underlying such warrant. On October 11, 2005, the exercise period for the foregoing warrants was extended until October 10, 2010 and repriced to an exercise price of $1.60 per share. The modification of these warrants did not result in any compensation expense in 2005.

On May 25, 2001, the Company granted to Tara a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.70 per share. On October 11, 2005, the exercise period for the foregoing warrant was extended until October 10, 2010. The modification of this warrant did not result in any compensation expense in 2005.

On June 14, 2001, the Company granted to Edward D. Bright, Chairman of the Board, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share. Mr. Bright is entitled to certain demand and "piggy-back" registration rights with respect to the shares underlying such warrant. During 2004 the Company recorded deferred stock compensation expense related to this warrant of $2,000. On October 11, 2005, the exercise period for the foregoing warrant was extended until October 10, 2010 and repriced to $1.60 per share. The modification of this warrant did not result in any compensation expense in 2005.

On August 3, 2001, the Company issued to Mr. Mahoney an option to purchase 45,000 shares of its common stock at an exercise price of $1.90 per share and to four other non executive employees options to purchase an aggregate of 48,000 shares of its common stock at an exercise price of $1.90 per share, with terms ranging from four to six years. Options to purchase 17,000 shares of common stock were forfeited upon the resignation of the holders of such options and options to purchase 55,000 shares of common stock expired.

On April 15, 2003, pursuant to an employment offer letter issued to a newly hired PET Technologist by Rockville PET Imaging, P.C., the PET Center managed by Premier's subsidiary, PET LI, the Company issued a warrant to purchase 10,000 shares of its common stock for $3.50 per share. The option has a term of four years from the date of issuance, a three year vesting period and was valued at $13,030 which is being amortized over the three year vesting period. During 2005 and 2004, the Company recorded amortized deferred stock compensation expense of another $3,000 and $4,000, respectively, related to this warrant.

On January 25, 2005 the Company issued to Ms. Longton an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date of grant equaled the exercise price and no compensation expense was incurred.

On October 11, 2005 the Company issued to Mr. Mahoney and another individual fully vested five year options to purchase 45,000 and 10,000 shares of common stock, respectively, at an exercise price of $1.60 per share. The fair market value of the options on the date of grant equaled the exercise price and no compensation expense was incurred.

On October 25, 2005 the Company issued to Dr. Fagien a warrant to purchase up to 500,000 shares of the Company's common stock during a five year period at an exercise price of $1.60 per share. The fair market value of the warrant on the date of grant equaled the exercise price and no compensation expense was incurred.

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

For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

Years ended December 31,                               2005            2004
-----------------------------------------------    ------------    ------------

Dividend yield                                           0%             n/a
Expected volatility                                    67.08%           n/a
Risk-free interest rate                                 4.24%           n/a
Expected life of options (years)                         5%             n/a

Compensation cost charged to operations in 2005 and 2004 was $4,000 and $5,000, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net loss and loss per common share would have been as follows:

Years ended December 31,                               2005            2004
-----------------------------------------------    ------------    ------------
Net loss as reported                               $ (1,905,000)   $   (818,000)
Deduct: Amount by which stock-based employee
compensation as determined under fair value
based method for all awards exceeds the
compensation as determined under the intrinsic
value method                                           (695,000)        (63,000)
                                                   ------------    ------------
Pro forma net loss                                   (2,600,000)   $   (881,000)
                                                   ============    ============

Basic and diluted net loss per common share:
As reported                                        $      (0.25)   $      (0.26)
Pro forma under SFAS No. 123                       $      (0.35)   $      (0.28)

The following table summarizes the Company's fixed stock purchase warrants and options for 2005 and 2004.

                                                                  2005                            2004
                                                                Weighted                        Weighted
                                                                Average                         Average
                                                 2005           Exercise          2004          Exercise
                                                Shares           Price           Shares          Price
                                            -------------    -------------   -------------   -------------
Outstanding at beginning of year                  636,000    $        1.38         636,000   $        1.38
Granted                                           590,000             1.74              --   $          --
Exercised                                              --               --              --              --
Forfeited                                         (55,000)            1.90              --   $          --
Outstanding at end of year                      1,171,000    $        1.70         636,000   $        1.38

Options exercisable at year end                   733,000    $        1.65         625,666   $        1.36
Weighted-average fair value of options
granted during the year                                               1.04                   $         n/a
Shares subject to the 1999 long-term
incentive plan                                  1,600,000                        1,600,000
Shares issued pursuant to the 1999
long-term incentive plan                        1,171,000                          636,000
Shares available for issuance under
the 1999 long-term incentive plan                 429,000                          964,000

As of December 31, 2005, the 1,171,000 warrants and options outstanding have exercise prices ranging between $1.60 and $3.91 and a weighted-average remaining contractual life of 4.62 years. On October 11, 2005 the term of all options and warrants held by officers and directors of the Company, and their designees and transferees (550,000 shares at exercise prices ranging from $1.12 to $1.90) were extended to October 10, 2010.

(14) Warrants Issued Outside of the Company's Long-term Incentive Plan
     -----------------------------------------------------------------

In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. The weighted average exercise price of the warrants issued in 2004 was $3.25 and have a weighted average remaining contractual life of 3.94 years. All of the warrants are exercisable at year end. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 71,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. During 2005, the Company, as a result of not filing a registration statement within a required time period, issued an additional 131,250 shares of the Company's Common Stock and Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $4.00 per share. Because these warrants were issued in connection with an equity financing the fair value of such warrants is considered a discount on the offering and will be a reduction of paid-in capital at the time that the warrants are exercised, if ever, and will not be compensation expense charged to operations

(15) Related Party Transactions
     --------------------------

Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During 2005 and 2004 the Company incurred $457,000 and $407,000 of legal fees (of which $174,000 and $174,000 was recorded as stock offering costs), respectively, to Mr. Blessey. At December 31, 2005 the Company owes Mr. Blessey $377,000.

Dr. Stephen A. Schulman is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During 2005 and 2004, the Company made aggregate lease payments of $58,000 and $68,000, respectively, for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During 2005 and 2004 the Company incurred billing and collection expenses of $102,000 and $94,000, respectively, and CT Fusion Scan fees of $21,000 and $25,000, respectively, both payable to companies controlled by Dr. Schulman. At December 31, 2005 the Company owes such entities $26,000. During 2005 the Company paid Dr. Schulman $18,000 for consulting services rendered. During 2005 and 2004, $4,000 and $52,000, respectively, of net patient service revenue was from an entity owned by Dr. Schulman.

Edward Bright is the Chairman of the Board of the Company. During 2005 the Company paid Mr. Bright $30,000 for consulting services rendered.

A radiology company owns 49% of PET LI. Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by PET LI from its management of the PET center during 2005 and 2004 were $2,594,000 and $2,038,000, respectively. As of December 31, 2005, the PET center owes PET LI $414,000. Additionally, PET LI pays equity distributions to its owners. During 2005 and 2004, the radiology company received equity distributions of $355,000 and $390,000.

A radiologist owns 11% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET center and earns management fees. The radiologist is the principal owner of the PET center. Management fees earned by Hialeah Management from its management of the PET Center during 2005 and 2004 were $1,242,000 and $1,253,000, respectively. As of December 31, 2005, the PET center owes Hialeah Management $227,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For 2005 and 2004, Hialeah Management incurred and paid $40,000 and $40,000, respectively, for premises rent. Additionally, Hialeah Management pays equity distributions to its owners. During 2005 and 2004 the radiologist received equity distributions of $11,000 and $27,000, respectively.

The same radiology company that owns 49% of PET LI also owns 10% of Queens Management. Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by Queens Management from its management of the PET center during 2005 were $411,000, respectively. As of December 31, 2005, the PET center owes Queens Management $153,000.

A radiology group owns 6.5% of Morris, and provides radiology reading services to PET NJ. For 2005 and 2004 PET NJ incurred radiology reading expenses of $198,000 and $149,000, respectively. At December 31, 2005 PET NJ owes the radiology group $17,000. Additionally, Morris pays equity distributions to its owners. During 2005 and 2004 the radiology group received equity distributions of $18,000 and $39,000, respectively.

For 2005 and 2004, the Company incurred marketing expenses of $229,000 and $96,000, respectively, with marketing entities related to the Company via employee and or investor relationships. At December 31, 2005 the marketing entities are owed $89,000. Additionally, a principal of one of the marketing entities received equity distributions of $3,000 and $7,000, respectively, for 2005 and 2004, from Hialeah Management.

During 2005 the Company paid $11,000 as a security deposit to an affiliated entity of the minority investor of our Suffolk PET imaging center for the facility in which the Advanced PET center operations commenced business in February, 2006.

October 25, 2005 the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D., our Chief Medical Officer. During 2005 the Company incurred $48,000 of radiology reading expenses pursuant to the Exclusive Radiology Services Agreement.

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

(16) Legal Proceedings
     -----------------

The Company is not a party to any legal proceedings as of December 31, 2005; however, the Company could become a party to certain legal proceedings that could have occurred in the ordinary course of business.

(17) New Authoritative Pronouncements
     --------------------------------

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, and ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company's consolidated financial statements

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

(18) Subsequent Events
     -----------------

During the first quarter of 2006 Premier and the independent investors in Bethesda PET Management, LLC decided not to go forward with the PET center in Bethesda, Maryland and Premier returned to such independent investors $132,000 of the $172,000 being held in escrow after deducting expenses of $40,000.

On January 26, 2006 the Company entered into a premises lease for a PET center in Jacksonville, Florida. The lease is for a ten year period with two five year renewal options and will commence upon completion of the construction of the Jacksonville PET Center. The landlord has agreed to provide a build-out allowance of approximately $56,000. The Company paid $6,000 to the landlord as a security deposit.

In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET centers and potentially impact our ability to establish or acquire future PET centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET centers or establishing or acquiring future PET centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET center could significantly adversely affect our business.

On February 26, 2006 Dr. Mischrick, our independent director and Audit Committee member died.

On February 28, 2006 the Company utilized the remaining available funds from a construction loan provided by General Electric Capital Corporation ("GE Cap") to make the leasehold improvements for the Company's Suffolk PET Imaging Center. The Company executed a promissory note to repay the principal balance outstanding of $478,000 over a term of eighty-four months with a fixed rate of interest of 8.87%.

On February 28, 2006 the Company executed a capital lease agreement with GE Cap for the PET/CT scanning equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $1,890,000 and will be repaid over a term of eighty-four months with a fixed rate of interest of 7.99%. The equipment has a one year warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000.

On February 28, 2006 the Company executed a capital lease agreement with GE Cap for Hot Lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,214 and will be repaid over a term of eighty-four months with a fixed rate of interest of 7.99%.

On March 6, 2006 the Company entered into two capital lease transactions ($1,964,000 for the PET/CT Scanning equipment and $60,000 for the hot lab equipment) and a $450,000 construction loan with GE Cap for the Company's construction of its' PET center in Jacksonville, Florida. The capital leases will commence upon the Company accepting delivery of the equipment which is expected to be in May 2006. The capital Leases have a term of 84 months with a fixed rate of interest of 8.69%. The PET/CT Scanning equipment has a one year warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000. Upon utilizing all of the proceeds from the Construction Loan, the $450,000 will be repaid over a term of 60 months with a fixed rate of interest of 8.92%. As of April 12, 2006 the Company has utilized $115,000 of the available loan proceeds from the construction loan. The capital leases and loan requires the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of 3 to 1.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     Officers are elected by, and serve at the pleasure of our Board of Directors. Set forth below is information concerning our directors and executive officers as of December 31, 2005.

     The following table includes the names, positions held and ages of our executive officers and directors.

Name                     Age                      Position
----------------------  -----    -----------------------------------------------
Theodore B. Shapiro       70     Chief Executive Officer, President and Director

Edward D. Bright          69     Chairman of the Board

Stephen A. Schulman       70     Director and Chief Executive Officer of Premier
                                 P.E.T. Imaging International, Inc.

George W. Mahoney         45     Chief Financial Officer

Michael Fagien            48     Chief Medical Officer

Elizabeth Longton         42     Vice President of Operations

Robert L. Blessey         60     Director and Secretary

Abdallah S. Mishrick      71     Director (Deceased February 26, 2006)

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

     Michael Fagien, M.D. joined the Company as its Chief Medial Officer in October 2005. A radiologist board certified in nuclear medicine, from October 2003 to October 2005, Dr. Fagien served as the Chairman of the Medical Advisory Board of Radiological Corporation of America, also serving as its Chief Medical Officer from October 2004 to April 2005. From September 2002 to October 2005, Dr. Fagien served as the Medical Director of National PET Scan, LLC. Prior to that, Dr. Fagien served as a Clinical Professor and as the Chief of Nuclear Medicine at the University of Florida (VAMC) for over a decade. An international speaker on PET, PET/CT, nuclear medicine and advanced imaging, Dr. Fagien has trained residents and radiologists throughout the world and teaches physicians about the appropriate utilization of PET and PET/CT. Additionally he advises the industry on the development of new products in the imaging field currently serving as a member of the Medical Advisory Board for PET and Advanced Imaging at GE Healthcare.

     Elizabeth A. Longton became our Vice-President of Operations in January 2005. From 1999 to 2004, Ms. Longton served as the Vice President of Operations of Strategic Outpatient Services Inc., a PET and PET/CT medical diagnostic imaging center owner/operator. Prior to that, from 1992 to 1999, Ms. Longton served as the Area Business Manager for Medical Resources, Inc. responsible for day to day operations of its outpatient radiology facilities in northern New Jersey.

     Robert L. Blessey has served as a member of our Board of Directors and Secretary since May 2001. For more than the past five years, Mr. Blessey has practiced law and is of counsel to the New York based law firm of Gusrae, Kaplan, Bruno & Nusbaum, PLLC.

     Abdallah S. Mishrick, M.D. served as a member of our Board of Directors and a member of our Audit Committee since January 2003. Since 1967 Dr. Mishrick has been the President of A.S. Mishrick, M.D., P.C. In addition, Dr. Mishrick holds the following positions: Since 1998, Vice-Chairman, Department of Surgery with North Shore University Hospital at Manhasset, New York; since 1999, Senior Vice-President, Medical Affairs with North Shore University Hospital at Syosset, New York and North Shore University Hospital at Plainview, New York; since 2002, Senior Vice-President, Medical Affairs with Franklin Hospital Medical Center at Valley Stream, New York; and, since 2002, Senior Consultant, Medical Affairs with North Shore Long Island Jewish Health System at New Hyde Park, New York. Dr. Mishrick died in February 2006.

Board of Directors

     All Directors serve for one year or such longer period until their successors are elected and qualify. Directors do not receive compensation for serving on our Board, except for our independent director, Dr. Mischrick, who was paid $1,500 per month for his service on our Board. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

Governance

     The Board of Directors has established an Audit Committee to assist in the Company's governance. Theodore B. Shapiro and Abdallah S. Mishrick comprise the Audit Committee. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor's fees, evaluate performance of the auditors, review financial statements and management's discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. Dr. Mishrick, an independent member of our Board of Directors, received $1,000 per month for his service on the Audit Committee.

     We intend to establish a Compensation Committee to determine the compensation of our executive officers, determine Board of Director compensation, award options and other stock grants and issue the report regarding these matters for inclusion in our annual report to our stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     For the fiscal years ended December 31, 2005 and 2004, the following officers of the Company received the following compensation for services rendered to the Company. See "Management - Employment Agreements" for a description of compensation arrangements entered into by us with certain of our executive officers.

                                                        Annual Compensation             Long-Term
                                                      ------------------------   --------------------------
                                                                  Other Annual                  All Other
Name/Principal Position          Year       Salary        Bonus   Compensation   Compensation  Compensation
----------------------------   --------  -----------  ----------  ------------   ------------  ------------
Theodore B. Shapiro,             2005    $  100,000          --    $ 24,000(2)         --          --
Chief Executive Officer (1)      2004    $  100,000          --    $ 24,000(2)         --          --


Stephen A. Schulman, MD          2005    $   25,000          --    $  6,000(2)         --          --

President of Premier (3)         2004    $   25,000          --    $  6,000(2)         --          --

George W. Mahoney,               2005    $  185,400    $   33,750    30,512(4)         --          --

Chief Financial Officer          2004    $  180,000        15,000  $ 22,059(4)         --          --

Michael Fagien, MD               2005    $   47,830          --      47,830(5)         --          --
Chief Medical Officer            2004            --          --         --             --          --

Elizabeth Longton                2005    $  130,988          --    $  5,400(2)         --          --
Vice President of Operations     2004            --          --         --             --          --

     (1) In March through June 2004, Mr. Shapiro exchanged an aggregate of $325,000 of deferred salary from 2002, 2003 and 2004 for an aggregate of 130,000 shares of our common stock. On July 1, 2004, Mr. Shapiro amended his employment agreement and waived his entitlement to future salary. In 2005 Mr. Shapiro provided services valued at $100,000 and such amount was recorded as salaries and benefit expense. "See Management Employment Agreements".

     (2)  Other annual compensation consists of certain fringe benefits.

     (3) Dr. Schulman, a director of the Company, provides his services to Premier as its Chief Executive Officer. See "Certain Relationships and Related Transactions." All of Dr. Schulman's 2004 salary was voluntarily deferred by him. In 2005 and 2004, Dr. Schulman provided services valued at $25,000 and $25,000, respectively, and such amounts were recorded as salaries and benefits expense.

     (4) Other annual compensation for 2005 and 2004 consists of $16,800 and $13,200, respectively, for certain fringe benefits and $13,712 and $8,859, respectively, for payment of unused vacation.

     (5) Other annual compensation consists of payments to Dr. Fagien pursuant to his Exclusive Radiology Services Agreement.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

     The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2005.

                                                                 Number of Securities             Value of Unexercised
                                                            Underlying Unexercised Options    In-the-Money Options at Fiscal
                                                                  at Fiscal Year End                     Year End
                                                            ------------------------------    -------------------------------
                            Number of shares
                              Acquired on
         Name                  Exercised    Value Realized   Exercisable     Unexercisable     Exercisable      Unexercisable
--------------------------  --------------- --------------  -------------    -------------    -------------     -------------
Theodore B. Shapiro (1)           -0-             -0-              -0-               -0-              -0-               -0-

Dr. Stephen A. Schulman           -0-             -0-          100,000               -0-         $150,000               -0-

George W. Mahoney                 -0-             -0-           45,000               -0-          $67,500               -0-

Michael Fagien                    -0-             -0-          100,000           400,000         $150,000          $600,000

Elizabeth Longton                 -0-             -0-           17,500            17,500          $26,250           $26,250

     (1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro is a 10% stockholder. None of the warrants owned by Tara Capital, Inc. were exercised in 2005. As of December 31, 2005, the 375,000 shares of common stock underlying these warrants had a year end value of $562,500 and were exercisable.

Compensation of Directors

     We do not have a standard arrangement to compensate the members of our Board of Directors for serving in such capacity.

     On June 14, 2001, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.31 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. As of December 31, 2005 there remains no deferred compensation relating to this warrant. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and the exercise price was repriced to $1.60 per share. The modification of this warrant resulted in no compensation expense in 2005.

     On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Robert L. Blessey, a member of our Board of Directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and the exercise price was repriced to $1.60 per share. The modification of this warrant resulted in no compensation expense in 2005. Mr. Blessey is our general counsel and during 2005 and 2004 we paid him $502,000 and $199,000, respectively, for legal services which he provided to us.

     In January 2003 Dr. Mishrick was appointed to our Board of Directors and we agreed to pay him a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month.

Management Employment Agreements

Theodore B. Shapiro
-------------------

     On March 7, 2001, pursuant to Theodore B. Shapiro's month to month Employment Agreement as the Company's President and Chief Executive Officer, we issued to Tara Capital, Inc. ("Tara"), Mr. Shapiro's designee, a five year warrant to purchase up to 150,000 shares of our common stock, and a five year warrant to purchase up to 125,000 shares of our common stock, each of which is exercisable at an exercise price of $1.12 per share, such exercise prices represented the market price of our common stock on the date of grant of such warrants. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010 and the exercise price was repriced to $1.60 per share.

     On May 25, 2001, we entered into a five year Executive Employment Agreement with Mr. Shapiro pursuant to which Mr. Shapiro was engaged to serve as our President and Chief Executive Officer. Pursuant to such agreement, Mr. Shapiro devotes a substantial portion of his business time and efforts in serving as our President and Chief Executive Officer and, until July 1, 2004, received an annual salary of $200,000 and a $2,000 per month medical insurance allowance.

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

     The Company also gave Tara a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010.

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

     In 2005 Mr. Shapiro provided services valued at $100,000 and such amount was recorded as salaries and benefits expense. At December 31, 2005 the $100,000 has not been paid and is included in accrued payroll.

     On March 25, 2005, the term of Mr. Shapiro's Employment Agreement was extended to March 2010.

Stephen A. Schulman, M.D.
------------------------

     On May 17, 2001, Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, entered into an Executive Employment Agreement with Stephen A. Schulman, M.D., which agreement was amended on December 30, 2003 (the "Amended Employment Agreement"). Dr. Schulman was engaged by Premier as its Chief Executive Officer during the five year term of the agreement. Under the Amended Employment Agreement, Dr. Schulman is required to devote such portion of his business time and efforts to the performance of his services thereunder as he shall determine and Dr. Schulman has agreed to provide such services without compensation. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 31, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of common stock. In 2005 and 2004, Dr. Schulman provided services valued at $25,000 and $25,000, respectively, and such amounts were recorded as salaries and benefits expense. At December 31, 2005 accrued compensation of $50,000 has not been paid and is included in accrued payroll.

     Upon the execution of the Amended Employment Agreement in May 2001, Dr. Schulman received a warrant entitling him to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share, representing the market price of the shares on the date of issuance of such warrant. We granted Dr. Schulman one demand and "piggy-back" registration rights with respect to any shares of our common stock acquired upon the exercise of such warrant. Dr. Schulman and Pamels Corp., a company in which Dr. Schulman is a principal stockholder, also entered into a lock-up agreement with such placement agent, in which each of them agreed not to sell or otherwise dispose of any securities of the Company owned by them, or to exercise any registration rights with respect to such securities to which they are entitled, for one year commencing January 13, 2005. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010 and repriced to $1.60 per share.

     On March 25, 2005, the terms of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

George W. Mahoney
-----------------

     On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the acquisition of Premier P.E.T. Imaging International, Inc., Mr. Mahoney's annual base salary was increased to $140,000 and subsequently increased to $180,000 in 2004 and $185,440 in 2005.

      In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of our common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred. The option expired on August 3, 2005. On October 11, 2005 the Company issued to Mr. Mahoney a fully vested five year option to purchase 45,000 shares of common stock at an exercise price of $1.60 per share. The fair market value of the common stock on the date of grant was equal to the exercise price and no compensation expense was incurred.

Michael Fagien
--------------

     On October 25, 2005, we entered into an Executive Employment Agreement and Exclusive Radiology Services Agreement with Dr. Michael Fagien, who will serve as our Chief Medical Officer for an initial term of five years, subject to renewal for three successive two year renewal periods. Dr. Fagien will receive an annual base salary of $250,000 and a fee of $100,000 for each new PET imaging center that is acquired or established by the Company in Florida (the "New Florida Centers") from the cash flow of each new Florida PET imaging center. Dr. Fagien will receive a warrant to purchase up to 500,000 shares of our common stock during a five year period at an exercise price of $1.60 per share. The fair value of the common stock on the date Dr. Fagien's warrant was granted equaled the exercise price and no compensation expense was incurred. Pursuant to the Exclusive Radiology Services Agreement, Dr. Fagien will serve as our radiologist to perform all required radiology services for all New Florida Centers as well as any other imaging centers which are currently owned or managed by us or which are acquired or established by us outside of the State of Florida. The Radiology Agreement will have an initial term of five years, subject to renewal and earlier termination on the same terms and conditions as provided in the Employment Agreement. Dr. Fagien will receive a fee for such services of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each body part computerized tomography imaging scan in excess of 1,470 imaging scans which are read and interpreted by Dr. Fagien in each year of the term of such agreement.

Elizabeth A. Longton
--------------------

     On January 25, 2005, we entered into an Employment Agreement with Elizabeth
A. Longton pursuant to which we hired Ms. Longton as our Vice President of Operations. The agreement expires on January 31, 2008 (subject to earlier termination as provided therein and successive one year renewals unless previously terminated by either party as provided therein) and provides for an annual base salary of one hundred forty thousand dollars ($140,000), a monthly automobile allowance of $450, plus tolls, expense reimbursement and certain specified fringe benefits.

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

Officer Salary Cap
------------------

     In connection with the private placement of our securities which was completed in January 2005, we agreed with the placement agent that, for a period of one year commencing January 13, 2005, we would not increase the base salary of any of our officers in an amount in excess of ten percent (10%) per year, with the exception that such restriction will not prevent us from hiring additional officers or paying Dr. Schulman a base salary of not more than $200,000 per year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2005, 7,601,503 shares of our common stock were outstanding (exclusive of 346,758 shares of our common stock held in our treasury).

     The following table sets forth, as of December 31, 2005, information known to us relating to the beneficial ownership of the outstanding shares of our common stock by: (i) each person who is the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock; (ii) each director;
(iii) each executive officer; and (iv) all executive officers and directors as a group.
                                                   # of
Name and Address (1)                            Shares (2)      % (3)
--------------------                            ---------       -----

Stephen A. Schulman, M.D.                       623,752 (4)       8%

Pamels Corp.                                    402,892 (5)       5%

Theodore B. Shapiro                             278,432 (6)       4%

Tara Capital, Inc.                              650,977 (7)       8%

Robert L. Blessey                               571,811 (8)       8%

Bocara Corp.                                    525,977 (9)       7%

Edward D. Bright                                 71,300 (10)      1%

George W. Mahoney                                45,000 (11)      1%

Michael Fagien                                  100,000 (12)      1%

Elizabeth Longton                                35,000 (13)      0%

Abdallah S. Mishrick                               -0-

All Directors and Executive Officers
 as a group (6 persons)                       1,725,295 (14)      21%

     (1) The address of each of the individuals and entities set forth above is c/o Premier P.E.T. Imaging International, Inc., 4710 N.W. Boca Raton Boulevard, Suite 200, Boca Raton, Florida 33431.

     (2) Unless otherwise indicated, the Company believes that all persons named in the table above have voting and investment power with respect to all shares of our common stock beneficially owned by them..

     (3) Based on 7,601,503 shares outstanding (excludes 346,758 shares of common stock held in the Company's treasury).

     (4) Includes (i) 100,000 shares of common stock issuable upon the exercise of a warrant which expires on October 10, 2010 and is exercisable at $1.60 per share, and (ii) 402,892 shares of common stock owned by Pamels Corp.

     (5) The shareholders of Pamels Corp. are Dr. Stephen A. Schulman and various family members.

     (6) Include (i) 37,500 shares of common stock issuable upon the exercise of warrants held by Tara Capital, Inc. which expire on October 10, 2010 and are exercisable at prices ranging from $1.60 to $1.70 per share, and (ii) 27,500 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro is a 10% shareholder.

     (7) Includes warrants to purchase 375,000 shares of common stock which expire on October 10, 2010 and are exercisable at prices ranging from $1.60 to $1.70 per share.

     (8) Includes (i) 12,500 shares of common stock issuable upon the exercise of a warrant which expires on October 10, 2010 and is exercisable at $1.60 per share and (ii) 525,977 shares of common stock owned by Bocara Corp.

     (9) The sole shareholders of Bocara Corp. are Robert L. Blessey and his spouse.

     (10) Includes warrants to purchase 62,500 shares of common stock which expire on October 10, 2010 and are exercisable at $1.60 per share.

     (11) Includes an option to purchase 45,000 shares of common stock which expires on October 10, 2010 and is exercisable at $1.60 per share.

     (12) Includes 100,000 shares of common stock representing the vested portion of an option to purchase 500,000 shares of common stock which expires on October 25, 2010 and is exercisable at $1.60 per share.

     (13) Includes an option to purchase 35,000 shares of common stock which expires on January 25, 2010 and is exercisable at $3.91 per share.

     (14) Includes an aggregate of 1,332,795 shares of common stock and warrants and options to purchase an aggregate of 392,500 shares of common stock which securities are owned by Pamels Corp., Tara Capital, Inc. and Bocara Corp. (see Notes 5, 7 and 8 above).

     We are not aware of any arrangement that might result in a change of control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert L. Blessey is a member of our Board of Directors and is our general counsel. During 2005 and 2004 we incurred $457,000 and $407,000 of legal fees (of which $174,000 and $174,000 was recorded as stock offering costs), respectively, to Mr. Blessey. At December 31, 2005 we owe Mr. Blessey $377,000.

     Dr. Stephen A. Schulman is a member of our Board of Directors and the Chief Executive Officer of Premier. During 2005 and 2004, we made aggregate lease payments of $58,000 and $68,000, respectively, for its administrative offices in Boca Raton, Florida and a building for PET Wichita to companies controlled by Dr. Schulman. During 2005 and 2004 we incurred billing and collection expenses of $102,000 and $94,000, respectively, and CT Fusion Scan fees of $21,000 and $25,000, respectively, both payable to companies controlled by Dr. Schulman. At December 2005 we owe such entities $26,000. During 2005 the Company paid Dr. Schulman $18,000 for consulting services rendered. During 2005 and 2004, $4,000 and $52,000, respectively, of net patient service revenue was from an entity owned by Dr. Schulman.

     Edward Bright is the Chairman of the Board of the Company. During 2005 we paid Mr. Bright $30,000 for consulting services rendered.

     A radiology company owns 49% of PET LI. Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by PET LI from its management of the PET center during 2005 and 2004 were $2,594,000 and $2,038,000, respectively. As of December 31, 2005, the PET center owes PET LI $414,000. Additionally, PET LI pays equity distributions to its owners. During 2005 and 2004, the radiology company received equity distributions of $355,000 and $390,000.

     A radiologist owns 11% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET center and earns management fees. The radiologist is the principal owner of the PET center. Management fees earned by Hialeah Management from its management of the PET Center during 2005 and 2004 were $1,242,000 and $1,253,000, respectively. As of December 31, 2005, the PET center owes Hialeah Management $227,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For 2005 and 2004, Hialeah Management incurred and paid $40,000 and $40,000, respectively, for premises rent. Additionally, Hialeah Management pays equity distributions to its owners. During 2005 and 2004 the radiologist received equity distributions of $11,000 and $27,000, respectively.

     The same radiology company that owns 49% of PET LI also owns 10% of Queens Management. Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET center and earns management fees. A radiologist is the principal owner of the radiology company and the PET center. Management fees earned by Queens Management from its management of the PET center during 2005 were $411,000, respectively. As of December 31, 2005, the PET center owes Queens Management $153,000.

     A radiology group owns 6.5% of Morris, and provides radiology reading services to PET NJ. For 2005 and 2004 PET NJ incurred radiology reading expenses of $198,000 and $149,000, respectively. At December 31, 2005 PET NJ owes the radiology group $17,000. Additionally, Morris pays equity distributions to its owners. During 2005 and 2004 the radiology group received equity distributions of $18,000 and $39,000, respectively.

     For 2005 and 2004, we incurred marketing expenses of $229,000 and $96,000, respectively, with marketing entities related to us via employee and or investor relationships. At December 31, 2005 the marketing entities are owed $89,000. Additionally, a principal of one of the marketing entities received equity distributions of $3,000 and $7,000, respectively, for 2005 and 2004, from Hialeah Management.

     During 2005 the Company paid $11,000 as a security deposit to an affiliated entity of the minority investor of our Suffolk PET imaging center for the facility in which Advanced PET center commenced operations in February 2006.

     On October 25, 2005 the Company entered into an Exclusive Radiology Services Agreement with Dr. Michael Fagien, our Chief Medical Officer. During 2005 the Company incurred $48,000 of radiology reading expenses pursuant to the Exclusive Radiology Services Agreement.

     On May 14, 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. and Premier Cyclotron International Corp. from Pamels Corp., Mercury Capital Corp., John M. Donaldson Revocable Trust, Tara Capital, Inc. and Bocara Corporation (the "Sellers") for 6,000 shares of our common stock. Theodore B. Shapiro, our Chief Executive Officer, President and a member of our Board of Directors, owns 10% of Tara Capital, Inc. and the remaining 90% is owned by his relatives. Robert L. Blessey, Secretary and a member of our Board of Directors, is a shareholder of Bocara Corporation. Dr. Schulman, a member of our Board of Directors and Chief Executive Officer of Premier is a shareholder of Pamels Corp. The Sellers will receive an additional 319,500 shares of our common stock for each of the first six PET imaging centers established by Premier if and when the PET Center achieves positive earnings (calculated before the deduction of interest expense, income taxes, depreciation and amortization) in any month during the first eighteen months of each PET Center's operations. By virtue of an agreement dated as of December 2, 2002, we modified this agreement with respect to our Wichita, Kansas PET Center by extending the applicable time period for an additional twelve months and by agreeing that the admission of an additional partner in Premier P.E.T. Imaging of Wichita LLC prior to such date will be an additional condition to the issuance of such shares. On December 30, 2003 the Stock Purchase Agreement was amended whereby, among other things, Premier's Founders reduced the number of shares they were entitled to receive by 502,000 shares. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between us and Premier's Founders, we issued 1,415,000 shares of our common stock to the Premier Founders. The value of the shares was $4,811,000 and represents goodwill.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     During 2005 and 2004, we were billed the following fees by MOORE STEPHENS,
P.C.:

                                          2005           2004
                                          ----           ----
         Audit & Review Fees         $    103,000    $    79,000
         Tax Fees                           8,000         20,000
         Other Fees                        42,000             --
                                     ------------    -----------
                                     $    153,000    $    99,000
                                     ============    ===========

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

THE SAGEMARK COMPANIES LTD.

/s/ THEODORE B. SHAPIRO
---------------------------------
Chief Executive Officer,
President and Director
April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE B. SHAPIRO
---------------------------------
Chief Executive Officer,
President and Director
April 12, 2006

/s/ EDWARD D. BRIGHT
---------------------------------
Chairman of the Board
April 12, 2006

/s/ GEORGE W. MAHONEY
---------------------------------
Chief Financial Officer
April 12, 2006

/s/ ROBERT L. BLESSEY
---------------------------------
Secretary and Director
April 12, 2006

/s/ STEPHEN A. SCHULMAN, M.D.
---------------------------------
Director
April 12, 2006

Index to Exhibits
-----------------

Exhibit No.      Description of Document


(3)(i) Certificate of Incorporation. (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(3)(ii) By-laws. (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

(10.1) Executive Employment Agreement dated as of October 25, 2005 by and between The Sagemark Companies Ltd. and Dr. Michael Fagien. (Filed as an exhibit to the Company's Post Effective Amendment No. 1 To Form SB-2 Registration Statement Under The Securities Act of 1933 as filed with the Securities and Exchange Commission on January 5, 2006 and incorporated herein by reference thereto.)

(10.2) Exclusive Radiology Services Agreement dated as of October 25, 2005 by and between The Sagemark Companies Ltd. and Dr. Michael Fagien. (Filed as an exhibit to the Company's Post Effective Amendment No. 1 To Form SB-2 Registration Statement Under The Securities Act of 1933 as filed with the Securities and Exchange Commission on January 5, 2006 and incorporated herein by reference thereto.)

(10.3)         Stock Warrant, dated October 25, 2005, issued to Dr. Michael
               Fagien.

(10.4)         Incentive Stock Option, dated October 11, 2005, issued to George
               W. Mahoney.

(21)           Subsidiaries of the Registrant.

(31.1)         Chief Executive Officer Certification.

(31.2)         Chief Financial Officer Certification.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1) Form SB-2 Registration Statement Under The Securities Act of 1933. (Filed with the Securities and Exchange Commission on February 28, 2005 and all amendments thereto filed on June 8, 2005, July 12, 2005 and July 26, 2005 are incorporated herein by reference thereto.)

(99.2) Current Reports filed on Form 8-K. (Filed with the Securities and Exchange Commission on January 3, 2005, January 19, 2005, September 30, 2005, October 18, 2005 and November 11, 2005 are incorporated herein by reference thereto.)