Form 10QSB
period 2006-03-31
SAGEMARK COMPANIES LTD
filed 2006-05-22
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2006


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 19, 2006, the registrant had 7,601,503 shares of its par value $.01 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                  The Sagemark Companies Ltd. and Subsidiaries
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX
                                      -----

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................3

Report of Independent Registered Public Accounting Firm......................3

Unaudited Consolidated Statements of Operations for the
  Three Months Ended March 31, 2006 and 2005...............................4-5

Unaudited Consolidated Statements of Comprehensive Loss
  for the Three Months Ended March 31, 2006 and 2005.........................6

Unaudited Consolidated Balance Sheet as of March 31, 2006....................7

Unaudited Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2006 and 2005................................8-9

Notes to Unaudited Consolidated Financial Statements.....................10-15

Item 2. Management's Discussion and Analysis of Financial Condition
          and Reuslts of Operations......................................16-21

Item 3. Controls and Procedures.............................................21

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................22

Signatures..................................................................23

Certifications...........................................................24-26

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York


We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of March 31, 2006 and the related consolidated statements of operations and comprehensive loss and cash flows for the three month period ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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



MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
May 9, 2006


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                  2 0 0 6          2 0 0 5
                                                                ------------    ------------
Revenues:
   Net patient service revenue                                  $    930,000    $    820,000
   Net patient service revenue - related party                            --           4,000
   Management fees - related parties                               1,232,000         638,000
                                                                ------------    ------------

   Total Revenues                                                  2,162,000       1,462,000
                                                                ------------    ------------
Operating Expenses:
   Patient service costs and expenses - FDG                          254,000         185,000
   Patient service costs and expenses - related party                  8,000           5,000
   Patient service costs and expenses - other                         74,000          36,000
   Radiology expense                                                  28,000          28,000
   Radiology expense - related party                                 117,000          41,000
   Professional liability insurance expense - related party            7,000              --
   Equipment maintenance                                             152,000         135,000
   Professional fees                                                  59,000          82,000
   Legal fees - related party                                         90,000          33,000
   Billing and collection fees - related party                        27,000          22,000
   Salaries, payroll taxes and fringe benefits                       543,000         333,000
   Stock-based compensation expense                                   34,000              --
   Consulting fees                                                        --         110,000
   Consulting fees - related party                                    15,000          17,000
   Rent expense - related party                                       34,000          27,000
   Marketing fees - related parties                                   80,000          41,000
   Other general and administrative expenses                         544,000         483,000
   Depreciation and amortization                                     428,000         395,000
                                                                ------------    ------------

   Total Operating Expenses                                        2,494,000       1,973,000
                                                                ------------    ------------

Loss From Operations                                                (332,000)       (511,000)

Interest Expense                                                    (161,000)       (182,000)

Interest Income - Investments                                         16,000          25,000
                                                                ------------    ------------

Loss From Operations Before Share of Earnings of
   Unconsolidated Affiliate and Minority Interest in Income
   of Subsidiaries                                                  (477,000)       (668,000)

Share of Earnings of Unconsolidated Affiliate                          7,000         153,000

Minority Interest in Income of Subsidiaries                         (143,000)        (50,000)
                                                                ------------    ------------

Loss Before Income Tax Provisions - Forward                     $   (613,000)   $   (565,000)


The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                  2 0 0 6          2 0 0 5
                                                                ------------    ------------
Loss Before Income
      Tax Provision - Forwarded                                 $   (613,000)   $   (565,000)

Income Tax Provision                                                 (10,000)         (6,000)
                                                                ------------    ------------

   Net Loss                                                     $   (623,000)   $   (571,000)
                                                                ============    ============
Basic and Diluted Loss per Common Share:
   Net Loss                                                     $      (0.08)   $      (0.08)
                                                                ============    ============

Weighted Average Number of Common Shares                           7,601,503       7,308,353
                                                                ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                  2 0 0 6          2 0 0 5
                                                                ------------    ------------
Net Loss                                                        $   (623,000)   $   (571,000)

Other Comprehensive (Expense) Income:
   Unrealized holding (losses) gains on
      available for sale securities                                   (1,000)          9,000
                                                                ------------    ------------

   Comprehensive Loss                                           $   (624,000)   $   (562,000)
                                                                ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------

                                                                                 March 31,
                                                                               ------------
                                                                                  2 0 0 6
                                                                               ------------
Assets:
Current Assets:
     Cash                                                                      $  3,737,000
     Patient accounts receivable - net                                              416,000
     Management fees receivable - related parties                                   935,000
     Marketable securities - current                                                  2,000
     Due from related party                                                          11,000
     Other current assets                                                           219,000
                                                                               ------------

     Total Current Assets                                                         5,320,000
                                                                               ------------
Fixed Assets:
     Furniture, fixtures, equipment and leasehold improvements - net              3,799,000
     Equipment held under capitalized lease obligations - net                     3,438,000
                                                                               ------------

     Total Fixed Assets                                                           7,237,000
                                                                               ------------

Other Assets:
     Investment in unconsolidated affiliate                                       2,619,000
     Goodwill                                                                     4,811,000
     Security deposit - related party                                                11,000
     Other assets                                                                   421,000
                                                                               ------------

     Total Other Assets                                                           7,862,000
                                                                               ------------

     Total Assets                                                              $ 20,419,000
                                                                               ============
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                          $  1,200,000
     Accounts payable - related parties                                             500,000
     Accrued payroll                                                                211,000
     Accrued dividends                                                               44,000
     Other accrued expenses                                                          62,000
     Current portion of notes payable                                             1,372,000
     Current portion of capitalized lease obligations                               303,000
                                                                               ------------

     Total Current Liabilities                                                    3,692,000
                                                                               ------------

Long-Term Debt:
     Notes payable - net of current portion                                       3,018,000
     Subordinated notes payable                                                     417,000
     Deferred interest on subordinated notes payable                                123,000
     Capitalized lease obligations - net of current portion                       3,434,000
                                                                               ------------

     Total Long-Term Debt                                                         6,992,000
                                                                               ------------

Minority Interest                                                                 1,686,000
                                                                               ------------

Commitments and Contingencies                                                            --

Shareholders' Equity:
     Preferred stock, par value $1.00 per share                                       3,000
     Common stock, par value $.01 per share, (25,000,000 shares authorized;
        7,948,261 shares issued; and, 7,601,503 shares outstanding)                  79,000
     Additional paid-in-capital, common stock                                    71,980,000
     Accumulated other comprehensive loss                                           (49,000)
     Accumulated deficit                                                        (62,278,000)
     Less:  Common stock (346,758 shares) in treasury at cost                    (1,686,000)
                                                                               ------------

     Total Shareholders' Equity                                                   8,049,000
                                                                               ------------

Total Liabilities and Shareholders' Equity                                     $ 20,419,000
                                                                               ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                 2 0 0 6          2 0 0 5
                                                                               ------------    ------------
Cash Flows - Operating Activities
   Net loss                                                                    $   (623,000)   $   (571,000)

   Adjustments to reconcile net loss to net cash - Operating Activities:
      Depreciation and amortization                                                 428,000         395,000
      Share of earnings of unconsolidated affiliates                                 (7,000)       (153,000)
      Stock-based compensation expense                                               34,000           1,000
      Minority interest in income of subsidiaries                                   143,000          50,000
      Other operating adjustments                                                    13,000              --

   Change in assets and liabilities:
      Restricted cash                                                               172,000              --
      Patient accounts receivable - net                                             (17,000)       (106,000)
      Management fees receivable - related parties                                 (141,000)          1,000
      Other current assets                                                          (64,000)          4,000
      Accounts payable                                                               35,000         118,000
      Accounts payable - related parties                                             (9,000)       (123,000)
      Accrued payroll and related expenses                                           25,000          19,000
      Other accrued expense                                                           7,000           2,000
      Deferred interest on subordinated debt                                         10,000          10,000
                                                                               ------------    ------------

   Net Cash - Operating Activities                                                    6,000        (353,000)
                                                                               ------------    ------------
Cash Flows - Investing Activities
   Purchased fixed assets                                                          (522,000)        (35,000)
   Other assets, construction & equipment deposits                                   92,000        (108,000)
                                                                               ------------    ------------

   Net Cash - Investing Activities                                                 (430,000)       (143,000)
                                                                               ------------    ------------
Cash Flows - Financing Activities
   Proceeds from private placement offering                                              --       1,678,000
   Offering costs                                                                        --        (300,000)
   Loan proceeds                                                                    411,000              --
   Payments on notes payable                                                       (317,000)       (266,000)
   Payments on capital lease obligations                                            (71,000)        (11,000)
   Refund Bethesda investors                                                        (40,000)             --
   Transfer subsidiary equity financing proceeds to operations                     (132,000)             --
   Distributions to minority interest investors                                     (85,000)        (31,000)
   Distributions to minority interest investors - related parties                   (99,000)        (69,000)
                                                                               ------------    ------------

   Net Cash - Financing Activities                                                 (333,000)      1,001,000
                                                                               ------------    ------------

   Net Change in Cash                                                              (757,000)        505,000
Cash - Beginning of Period                                                        4,494,000       5,065,000
                                                                               ------------    ------------

Cash - End of Period                                                           $  3,737,000    $  5,570,000
                                                                               ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
      Interest                                                                 $    140,000    $    134,000
      Income taxes                                                             $     10,000    $      6,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplementary Disclosures of Non-Cash Investing and Financing Activities:

Three Months Ended March 31, 2006
---------------------------------

         In February 2006, the Company entered into two capital lease obligations having an aggregate net present value of $1,912,000 resulting in a non-cash increase in fixed assets.




The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments (adjustments are of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2) Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the December 31, 2005 Form 10-KSB.

(a) Basic and Diluted Loss Per Share

         Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects the basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock.

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

         As of March 31, 2006 options and warrants issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 1,171,000 shares of common stock at prices ranging from $1.60 to $3.91 per share were outstanding. In connection with a private placement of its securities, in the fourth quarter of 2004 and the first quarter of 2005, the Company granted warrants to purchase an aggregate of 945,000 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,940,625 shares of common stock for $4.00 per share, all of which were outstanding as of March 31, 2006.

         For the three month periods ended March 31, 2006 and 2005, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period.

(b) Stock-based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three months ended March 31, 2006, the Company recognized $34,000 of stock compensation expense. As of March 31, 2006, there was approximately $494,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 4.3 years.

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period. The Company's pro forma information for the three months ended March 31, 2005, is as follows:

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                  March 31,
                                                                ------------
                                                                   2 0 0 5
                                                                ------------
  Net loss as reported                                          $   (571,000)
  Add: Stock-based employee compensation
   included in the statement of operations                             1,000
  Deduct: Stock-based employee compensation as
   determined under the fair-value based method                      (27,000)
                                                                ------------
  Pro forma net loss under SFAS 123                             $   (597,000)
                                                                ============
Basic and diluted net loss per common share:
  As reported                                                   $      (0.08)
                                                                ============
  Pro forma under SFAS 123                                      $      (0.08)
                                                                ============

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2006, the Company had $2,848,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended March 31, 2006, $480,000, or 52% of net patient service revenue was from Medicare and $181,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield During the three months ended March 31, 2005, $377,000, or 46% of net Patient service revenue was from Medicare, $207,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield and $4,000, or 1% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company. As of March 31, 2006, $168,000, or 40%, of patient accounts receivable were due from Medicare and $105,000, or 25%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(d) New Authoritative Pronouncements

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

         In March 2006, SFAS issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(3) Establishment of New PET Imaging Centers

(a) Suffolk PET Management LLC

         The Company capitalized Suffolk PET Management LLC ("Suffolk") by issuing 100 Membership Units (the "Suffolk Units") at a purchase price of $100 per unit. On September 27, 2005 Premier purchased 51 Suffolk Units for a total of $5,100, and loaned Suffolk $350,000 on a subordinated basis. The subordinated debt bears interest at 10% per annum and is subordinated to debt owed to GE Healthcare Financial Services ("GE"). On September 29, 2005, an investor purchased 49 Suffolk Units for a total of $4,900.

         Suffolk provides management and administrative services to Advanced PET Imaging ("Advanced PET"), a professional corporation owned by the investor who purchased the 49 Suffolk Units, which operates the PET imaging center in East Setauket, New York, pursuant to a Turnkey License and Services Agreement dated August 10, 2005 between Suffolk and Advanced PET (the "Turnkey License"). The Turnkey License has a term of fifteen years, subject to a renewal option for successive five year periods and provides for administrative services fees payable by Advanced PET from PET imaging center revenues that may not exceed $250,000 per month during the first six months and $350,000 during the second six months of the agreement and $400,000 per month in subsequent years. Suffolk subleases the premises, which was leased by the Company from an entity owned by the investor, for the operations of the PET imaging center and made the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Advanced PET for use by Advanced PET in its operations of the PET imaging center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Advanced PET in consideration of the service fees payable to Suffolk thereunder. For the three months ended March 31, 2006 Suffolk has recognized $23,000 of management fee revenue for the services it rendered to Advanced PET pursuant to the Turnkey License. The Turnkey License also provides for Suffolk to advance certain sums from its working capital to Advanced PET to enable Advanced PET to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Advanced PET, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Advanced PET from revenues generated from its operations.

         As of March 31, 2006 Suffolk has advanced $11,000 to Advanced PET and subsequent to March 31, 2006 Advanced PET repaid such advance. Advanced PET has granted Suffolk a security interest in all of its assets as collateral security for Advanced PET's obligation to pay such service fees and advances to Suffolk.

         On August 10, 2005 the Company entered into a separate premises lease with an affiliated entity of the minority investor in Suffolk for the facility in which Advanced PET operations will be conducted. The lease is for a ten year period with two five year renewal options and commenced in February, 2006. The monthly base rent during the term of the lease is $5,612. On October 1, 2005 the Company paid a total of $11,224 to the landlord as a security. For the three months ended March 31, 2006, the Company incurred lease expense of approximately $11,000.

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

         On February 28, 2006 the Company executed a capital lease agreement with GE Cap for the PET/CT scanning equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $1,890,000 and will be repaid over a term of eighty-four months with a fixed rate of interest of 7.99%. The equipment has a one year manufacturer's warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000.

         On February 28, 2006 the Company executed a capital lease agreement with GE Cap for hot lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,214 and will be repaid over a term of eighty-four months with a fixed rate of interest of 7.99%.

         Our Suffolk PET imaging center commenced operations and performed its first procedure in February 2006.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(b) Premier PET Imaging of Jacksonville LLC

         On January 26, 2006 the Company entered into a premises lease for a PET imaging center in Jacksonville, Florida. The lease is for a ten year period with two five year renewal options and will commence upon completion of the construction of the Jacksonville PET imaging center. The Company paid $6,000 as a security deposit.

         On March 6, 2006 the Company entered into two capital lease transactions ($1,964,000 for the PET/CT scanning equipment and $60,000 for the hot lab equipment) and a $450,000 construction loan with GE Cap for the Company's construction of its' PET imaging center in Jacksonville, Florida. The capital leases will commence upon the Company accepting delivery of the equipment which is expected to be in May 2006. The capital leases have a term of 84 months with a fixed rate of interest of 8.69%. The PET/CT scanning equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000. Upon utilizing all of the proceeds from the Construction Loan, the $450,000 will be repaid over a term of 60 months with a fixed rate of interest of 8.92%. As of March 31, 2006 the Company has utilized $63,000 of the available loan proceeds from the construction loan. Subsequent to March 31, 2006 the Company has utilized an additional $385,000 of the available loan proceeds from the construction loan The capital leases and loan require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of 3 to 1.

         Subsequent to March 31, 2006, through its wholly owned subsidiary Premier PET Imaging International Inc. ("Premier"), the Company made an equity investment of $105,000 in Premier PET Imaging of Jacksonville, LLC ("Jacksonville"). As of the date of this report, Premier owns 100% of Jacksonville.

(4) Dissolution of Proposed Bethesda PET Imaging Center

         During the first quarter of 2006 Premier and the independent investors in Bethesda PET Management LLC, elected to discontinue the development of the PET imaging center in Bethesda, Maryland and Premier returned to such independent investors $132,000 of the $172,000 being held in escrow after deducting expenses of $40,000.

(5) Investment in Unconsolidated Affiliate

         In 2000 the Company committed to make $4,920,000 in capital contributions to Trident Growth Fund, L.P. ("Trident" or the "Partnership") and, as of March 31, 2006, all but $188,000 of such contributions had been made. The Partnership's General Partner has agreed to defer the remaining $188,000 capital contribution until all other Limited Partners make their required contributions and Trident fully invests all of its funds. As of March 31, 2006 the Company's ownership in the Partnership is 24.1%. The Company entered into an agreement in November 2005 with the General Partner of Trident to sell to it or its affiliates such 24.1% interest for the greater of $2,525,000 or the book value of such interest on the date of closing of such sale. There can be no assurance as to whether or when the Company will sell its interest in Trident or, if so, what the final terms of such transaction will be.

         As of March 31, 2006, the Company's investment balance in Trident, under the equity method, is presented in the following table.

    Total Subscription at inception                             $  4,920,000
    Subscription payable at inception                               (333,000)
                                                                ------------
    Capital contributions paid-in at inception                     4,587,000
    Expenses allocated to Trident in 1999                           (557,000)
    Sale of 27% limited partnership interest                      (1,584,000)
    Reduction in subscription payable balance upon
     sale of 27% limited partnership interest                        145,000
    Cumulative equity method income                                   28,000
                                                                ------------
    Equity method investment balance                            $  2,619,000
                                                                ============

         At March 31, 2006 the equity method investment balance of $2,619,000 is $551,000 less than the amount of underlying equity in net assets, $3,170,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the three month period ended March 31, 2006 would be reduced by $551,000 and the equity method investment balance at March 31, 2006 would be $3,170,000. The Company does not have operating control as it relates to Trident. The condensed results of operations and financial position of Trident is summarized in the following table.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    2 0 0 6          2 0 0 5
                                                 ------------     ------------
   Income                                        $    552,000     $    571,000
   Operating expenses                                (585,000)        (538,000)
   Investment gains                                    61,000          601,000
                                                 ------------     ------------
   Net income                                    $     28,000     $    634,000
                                                 ============     ============

As of March 31, 2006:
   Investments at fair value                                      $ 32,239,000
   Other assets                                                      2,077,000
   SBA Debentures                                                  (20,865,000)
   Other liabilities                                                  (313,000)
                                                                  ------------
   Partnership capital                                            $ 13,138,000
                                                                  ============

(6) Death of a Board Member

         On February 26, 2006 Dr. Mishrick, our independent director and Audit Committee member died.

(7) Federal Deficit Reduction Act of 2005

         In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business.

8) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During the three month periods ended March 31, 2006 and 2005, Mr. Blessey billed the Company for legal fees of $90,000 and $137,000, respectively, (of which $104,000 was recorded as stock offering costs). At March 31, 2006, the Company owes Mr. Blessey $371,000.

(b) Dr. Stephen A. Schulman is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During the three months ended March 31, 2006 the Company made aggregate lease payments of $13,000 for a building that houses PET Wichita and for the three months ended March 31, 2005 the Company made aggregate lease payments of $17,000 for its administrative offices in Boca Raton, Florida and the building that houses PET Wichita to companies controlled by Dr. Schulman. During the three month periods ended March 31, 2006 and 2005, the Company incurred billing and collection expenses of $27,000 and $22,000, respectively, and CT Fusion Scan fees of $8,000 and $5,000, respectively, both payable to companies controlled by Dr. Schulman. For the three month period ended March 31, 2005 the Company paid Dr. Schulman $18,000, for consulting services rendered. At March 31, 2006, the Company owes the entities controlled by Dr. Schulman $15,000. During the three month period ended March 31, 2005, $4,000 of the Company's net patient service revenue was from Diagnostic Radiology Network, a company controlled by Dr. Schulman.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(c) Edward Bright is the Chairman of the Board of the Company. For the three month period ended March 31, 2006 the Company paid Mr. Bright $15,000 for consulting services.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC ("PET LI"). Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center managed by PET LI. Management fees earned by PET LI from its management of the PET imaging center during the three month periods ended March 31, 2006 and 2005 were $480,000 and $461,000, respectively. As of March 31, 2006, the PET imaging center owes PET LI $419,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended March 31, 2006 and 2005, the radiology company received equity distributions of $86,000 and $61,000, respectively.

(e) A radiologist owns 11% of Hialeah PET Management LLC ("Hialeah Management"). Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Hialeah Management from its management of the PET imaging center during the three month periods ended March 31, 2006 and 2005 were $377,000 and $177,000, respectively. As of March 31, 2006, the PET imaging center owes Hialeah Management $257,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For the three month periods ended March 31, 2006 and 2005, Hialeah Management incurred and paid $10,000 and $10,000, respectively, for premises rent.

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by Queens Management from its management of the PET imaging center during the three months ended March 31, 2006 and 2005 were $350,000 and $0, respectively. As of March 31, 2006, the PET imaging center owes Queens Management $236,000.

(g) A radiology group owns 6.5% of Morris, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"). For the three month periods ended March 31, 2006 and 2005 PET NJ incurred radiology reading expenses of $54,000 and $41,000, respectively. At March 31, 2006 PET NJ owes the radiology group $19,000. Additionally, Morris pays equity distributions to its owners. During the three month periods ended March 31, 2006 and 2005 the radiology group received equity distributions of $13,000 and $8,000, respectively.

(h) For the three month periods ended March 31, 2006 and 2005, the Company incurred marketing expenses of $80,000 and $41,000, respectively, incurred by entities related to the Company via employee and or investor relationships for marketing expenses relating to efforts to expand the physician referral base and scan volume of our PET imaging centers At March 31, 2006 such marketing entities are owed $95,000.

(i) Suffolk commenced operations in February 2006. A radiologist owns 49% of Suffolk. Pursuant to a Turnkey License and Service Agreement, Suffolk manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Suffolk from its management of the PET imaging center for the three month period ended March 31, 2006 was $23,000. As of March 31, 2006 the PET imaging center owes Suffolk $23,000. Suffolk pays monthly premises rent to an entity which is owned by same radiologist that owns 49% of Suffolk. For the three month period ended March 31, 2006 Suffolk incurred and paid $11,000 for premises rent. In 2005 the Company paid $11,000 to the entity owned by the radiologist as a security deposit for the premises. As of March 31, 2006, Suffolk advanced $11,000 to Advanced PET and subsequent to March 31, 2006 Advanced PET repaid such advance.

(j) On October 25, 2005 the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D., the Company's Chief Medical Officer. During the three month period ended March 31, 2006 the Company incurred $63,000 of radiology reading expenses and $7,000 of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward- Looking Disclosure

         This Quarterly Report of The Sagemark Companies Ltd. on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2005 and those described in any other filings which we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and PET and computed tomography (PET/CT) imaging systems. (collectively referred to as PET imaging centers). PET is an advanced, robust medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of March 31, 2006, we own and or operate six PET imaging centers and are constructing a seventh PET imaging center in Jacksonville, Florida.

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

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the business model under which a new PET imaging center is established is based primarily on the applicable state laws regarding the ownership of such facility.

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the three months ended March 31, 2006, was 40 compared to 42 for the year ended December 31, 2005. As of March 31, 2006, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $416,000. Contractual adjustments are recorded based on historical experience.

         The following table presents our net accounts receivable aging by payor class as of March 31, 2006:

                                           31-60         61-90        91 days or
                           Current          days          days          greater         Total
                        ------------   ------------   ------------   ------------   ------------
Managed care            $    171,000   $     58,000   $     13,000         20,000   $    262,000
Medicare/Medicaid            105,000         18,000          9,000          6,000        138,000
Commercial                    16,000             --             --             --         16,000
                        ------------   ------------   ------------   ------------   ------------
Total                   $    292,000   $     76,000   $     22,000   $     26,000   $    416,000
                        ============   ============   ============   ============   ============

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of March 31, 2006, our receivables do not include any amounts which are in legal collections.

         At March 31, 2006, the Company's contractual allowance balance is $370,000 which is a $29,000 increase from the balance at December 31, 2005. $22,000 of the increase resulted from an increase of $47,000 in patient accounts receivable prior to contractual allowances and the remaining $7,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at March 31, 2006 is 47% compared to 46% at December 31, 2005. For each one percentage point increase in the contractual allowance percentage the Company's net patient service revenue would be decreased by $9,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would be increased by $9,000.

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

         Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three months ended March 31, 2006, the Company recognized $34,000 of stock compensation expense. As of March 31, 2006, there was approximately $494,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 4.3 years. Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. If we adopted the accounting requirements of SFAS 123(R) in 2005, our results of operations would have been negatively affected as disclosed in Note 2(b) to the March 31, 2006 unaudited consolidated financial statements.

         Accounting for Income Taxes: We currently have a net deferred tax asset of approximately $16.9 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $16.7 million related to approximately $47.8 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in June 2004 which limited our utilization of net operating losses incurred prior to such transaction to approximately $418,000 per year. It is possible that the future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

         The following discusses and compares our results of operations for the three month periods ended March 31, 2006 and 2005.

Revenues

         Our sources of revenues come from net patient service revenues from the PET imaging centers which we own and management fees from the PET imaging centers which we manage pursuant to service and license agreements. Total revenues for the first three months of 2006, represent a net increase of approximately $700,000 from 2005 of which $106,000 was an increase in net patient service revenues and $594,000 was an increase in management fees. Of the increase in management fees, $23,000 was from Suffolk which became operational in the first quarter of 2006 and $350,000 came from Queens Management which became operational in December 2004 but did not recognize any revenues until the second quarter of 2005.

         The number of PET procedures performed by the PET imaging centers that we directly own trended upwards by 33% when comparing the first three months of 2006 to the first three months of 2005. Correspondingly, net patient service revenues of the two PET imaging centers that we directly own trended upwards from the prior three month period. Our PET imaging center in Wichita, Kansas, increased its revenues by $90,000 or 34%, for the first three months of 2006. Our PET imaging center in Parsippany, New Jersey, increased its revenues by $16,000, or 3%, for the first three months of 2006. During the first three months of 2006, $480,000, or 52% of net patient service revenue was from Medicare and $181,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield. During the first three months of 2005, $377,000, or 46% of net patient service revenue was from Medicare and $207,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

         The number of PET procedures performed by the PET imaging centers which we manage increased by 52% when comparing the first three months of 2006 to the first three months of 2005. Correspondingly, we experienced an overall upwards revenue trend from the prior periods in our PET imaging centers in which we generate management fees. Management fees from our PET imaging center in Long Island, New York, increased by $19,000 or 4%, for the first three months of 2006. Management fees from our PET imaging center in Hialeah, Florida increased by $200,000, or 113%, for the first three months of 2006. Our PET imaging center located in Forest Hills (Queens), New York, became operational in December 2004 and did not begin generating management revenues until the second quarter of 2005. Our Queens PET imaging center generated management revenues of $350,000 for the first three months of 2006. Our PET imaging center in Suffolk became operational in the first quarter of 2006 and generated management revenues of $23,000. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of the practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and practice groups.

         We attribute the overall increase in the number of PET procedures performed by all of our centers, and therefore the increase in revenues, to the success of our marketing efforts and the increased awareness of our PET imaging centers by the physicians to whom we market our services. Future period to period increases in procedures performed, if any, may not result in corresponding increases in revenues due to the Federal Deficit Reduction Act of 2005. In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business.

Operating Expenses

         The operating expenses of the PET imaging centers increased $345,000 or 33% when comparing the first three months of 2006 and 2005. The increase in operating expenses is primarily from the added operating expenses, $142,000, of our Suffolk PET Imaging Center which was not operational for the 2005 comparative period, and an increase in variable costs, $193,000 related to increased procedure volume. Corporate operating expenses increased $176,000, or 19% when comparing the first three months of 2006 and 2005, due primarily to an increase in corporate payroll from the hiring of our Chief Operating Officer in January 2005, two administrative employees in April 2005, and our Chief Medical Officer in October 2005; and legal costs .

         We anticipate that if we develop new PET imaging centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET imaging centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET imaging centers. Additionally, our operating expenses as a percentage of revenues will be greater in future periods due to the decreased reimbursement rates caused by the passage of the Federal Deficit Reduction Act of 2005.

Interest Expense

         Interest expense decreased $21,000 when comparing the first three months of 2006 to the first three months of 2005. The decrease in interest expense is due to the amortization of our old debt being more applied to principal than the interest expense being incurred on our recent debt relating to our Suffolk PET Imaging Center.

Equity Method Investments

         As of March 31, 2006, we held a 24.1% limited partnership interest in Trident Growth Fund, L.P. Our share of earnings related to our limited partnership investment in Trident Growth Fund, L.P. was $7,000 and $153,000, respectively, for the first three months of 2006 and 2005. As of March 31, 2006, our cumulative share of Trident Growth Fund, L.P.'s income was $28,000. As of March 31, 2006, Trident Growth Fund, L.P. had $32,239,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members of our PET imaging centers for the first three months of 2006 and 2005 was $143,000 and $50,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and Suffolk, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%.

Financial Condition - Liquidity and Capital Resources

         At March 31, 2006, we had available working capital of approximately $1,628,000 compared to $2,286,000 at December 31, 2005. The following table details changes in components of working capital during the first three months of 2006.

                                                   March 31,     December 31,
                                                     2006            2005           Change
                                                 ------------    ------------    ------------
Cash                                             $  3,737,000    $  4,494,000    $   (757,000)
Restricted cash                                            --         172,000        (172,000)
Patient accounts receivable - net                     416,000         399,000          17,000
Management fees receivable - related parties          935,000         794,000         141,000
Other current assets                                  232,000         168,000          64,000
Accounts payable                                   (1,700,000)     (1,674,000)        (26,000)
Other current liabilities                            (317,000)       (456,000)        139,000
Current portion of notes payable                   (1,372,000)     (1,323,000)        (49,000)
Current portion of capitalized
   lease obligations                                 (303,000)       (288,000)        (15,000)
                                                 ------------    ------------    ------------

Working Capital                                  $  1,628,000    $  2,286,000    $   (658,000)
                                                 ============    ============    ============

         Currently, our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our principal source of working capital during the first three months of 2006 was $411,000 from construction loan proceeds. During the first three months of 2005 our source of working capital was $1,378,000 from the sale of our securities. Cash flows from the sale of common stock are not necessarily expected to be recurring.

         Our principal uses of working capital during the first three months of 2006 included $388,000 of loan and capital lease payments, as compared to $277,000 for 2005, $430,000 for capital expenditures and construction and equipment deposits, as compared to $143,000 for 2005, and $184,000 in distributions paid to minority interest investors, as compared to $100,000 for 2005.

         Working capital includes $416,000 of net patient accounts receivable of which $168,000 or 40%, of patient accounts receivable were due from Medicare and $105,000, or 25%, of patient accounts receivable were due from Blue Cross/Blue Shield.

         We believe our existing working capital as of March 31, 2006, which includes a cash balance of $3,737,000 provides us with necessary working capital to meet our current working capital needs. In addition our existing PET imaging centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the working capital necessary to continue the development of new PET imaging centers, unless we receive additional external funding.

         On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of March 31, 2006, $1,946,000 has been advanced.

         We currently operate six PET imaging centers and are in the process of constructing a seventh PET imaging center in Jacksonville, Florida. Each new PET imaging center requires the acquisition of PET scanning equipment. The PET scanning equipment at each PET imaging center requires maintenance and as of March 31, 2006, we have entered into five separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $15,986, plus applicable sales tax, for each such contract. The maintenance contract for our Wichita facility is a pay as you go contract based on time and material incurred. The PET/CT scanning equipment at our Suffolk PET imaging center is currently under a one year manufacturer's warranty, which expires in February 2007, thus we did not incur equipment maintenance expense relating to such equipment for the three month period ending March 31, 2006. The premises in which the centers conduct their operations are leased and as of March 31, 2006 our premises lease commitments approximate $45,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $2.3 million for the next twelve months. Our equipment and leasehold improvement loans and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2006 we are in compliance with our debt covenants. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET imaging centers in which we have an ownership interest.

Item 3. Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

The exhibits listed below as filed as part of this Quarterly Report for the period ended March 31, 2006.

31.1     Chief Executive Officer Certification.

31.2     Chief Financial Officer Certification

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Premise Lease Agreement dated as of January 26, 2006 by and between The Sagemark Companies Ltd. and Jacksonville Concourse II, Ltd. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.2 Equipment With Service Schedule dated as of February 12, 2006 To Master Lease Agreement (Quasi) dated as of June 24, 2003 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.3 Equipment Schedule dated as of February 21, 2006 to Master Security Agreement dated as of August 29, 2005 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.4 Promissory Note dated as of March 6, 2006 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.5 Financial Covenants Agreement dated as of March 6, 2006 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)


The Company filed a Report on Form 8-K on April 11, 2006 which is incorporated herein by reference thereto.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Sagemark Companies Ltd.


May 19, 2006                           /s/ THEODORE B. SHAPIRO
                                       -----------------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


May 19, 2006                           /s/ GEORGE W. MAHONEY
                                       -----------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer