Form 10QSB
period 2006-06-30
SAGEMARK COMPANIES LTD
filed 2006-08-18
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549





                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2006


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of August 17, 2006, the registrant had 7,661,503 shares of its par value $.01 common stock outstanding.

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

Unaudited Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 2006 and 2005..........................4-5

Unaudited Consolidated Statements of Comprehensive Loss
  for the Three and Six Months Ended June 30, 2006 and 2005....................6

Unaudited Consolidated Balance Sheet as of June 30, 2006.......................7

Unaudited Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 2006 and 2005....................................8-9

Notes to Unaudited Consolidated Financial Statements.......................10-17

Item 2. Management's Discussion and Analysis of Financial Condition
  and Reuslts of Operations................................................18-24

Item 3. Controls and Procedures...............................................24

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................25

Signatures....................................................................26

Certifications.............................................................27-29

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York



We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2006 and the related consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
August 10, 2006

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  Three months ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                             ----------------------------    ----------------------------
                                                               2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                                             ------------    ------------    ------------    ------------
Revenues:
  Net patient service revenue                                $  1,057,000    $    964,000    $  1,987,000    $  1,784,000
  Net patient service revenue - related party                          --              --              --           4,000
   Lease revenue                                                   43,000              --          43,000              --
  Management fees - related parties                             1,352,000       1,608,000       2,584,000       2,247,000
                                                             ------------    ------------    ------------    ------------

  Total Revenues                                                2,452,000       2,572,000       4,614,000       4,035,000
                                                             ------------    ------------    ------------    ------------

Operating Expenses:
  Patient service costs and expenses - FDG                        288,000         217,000         542,000         401,000
  Patient service costs and expenses - related party                8,000           6,000          16,000          12,000
  Patient service costs and expenses - other                      105,000          17,000         180,000          53,000
  Radiology expense                                                53,000          33,000          81,000          60,000
  Radiology expense - related parties                             112,000          49,000         229,000          91,000
  Professional liability insurance expense - related party          6,000              --          13,000              --
  Equipment maintenance                                           164,000         103,000         316,000         238,000
  Professional fees                                                87,000         148,000         146,000         254,000
  Legal fees - related party                                       80,000          37,000         170,000          70,000
  Billing and collection fees - related party                      26,000          18,000          53,000          40,000
  Salaries, payroll taxes and fringe benefits                     591,000         370,000       1,133,000         703,000
  Stock based compensation expense - employees                     34,000              --          67,000              --
  Consulting fees                                                   9,000          63,000           9,000         172,000
  Consulting fees - related party                                  15,000              --          30,000          18,000
  Rent expense - related parties                                   47,000          15,000          81,000          31,000
  Fair value of common stock issued pursuant
   to a subscription termination agreement                             --         125,000              --         125,000
  Marketing fees - related parties                                 77,000          70,000         157,000         118,000
  General and administrative expenses                             589,000         463,000       1,135,000         926,000
  General and administrative expenses - related party               8,000              --           8,000              --
  Depreciation and amortization                                   518,000         398,000         946,000         792,000
                                                             ------------    ------------    ------------    ------------


  Total Operating Expenses                                      2,817,000       2,132,000       5,312,000       4,104,000
                                                             ------------    ------------    ------------    ------------

 (Loss) Income From Operations                                   (365,000)        440,000        (698,000)        (69,000)

Interest Expense                                                 (218,000)       (176,000)       (379,000)       (358,000)

Interest Income - Investments                                      19,000          26,000          35,000          51,000

(Loss) Income From Operations Before Share of
  Earnings of Unconsolidated Affiliate
  and Minority Interest in Income
  of Subsidiaries                                                (564,000)        290,000      (1,042,000)       (376,000)
Share of (Loss) Earnings
 of Unconsolidated Affiliate                                      (35,000)         51,000         (28,000)        204,000

Minority Interest in Income
   of Subsidiaries                                                (61,000)       (370,000)       (204,000)       (421,000)
                                                             ------------    ------------    ------------    ------------

Loss Before Income
   Tax Provision - Forward                                   $   (660,000)   $    (29,000)   $ (1,274,000)   $   (593,000)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                 Three months ended               Six months ended
                                                      June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                               2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                            ------------    ------------    ------------    ------------
Loss Before Income
   Tax Provision - Forwarded                $   (660,000)   $    (29,000)   $ (1,274,000)   $   (593,000)

Income Tax Provision                                  --              --         (10,000)         (6,000)
                                            ------------    ------------    ------------    ------------

  Net Loss                                  $   (660,000)   $    (29,000)   $ (1,284,000)   $   (599,000)
                                            ============    ============    ============    ============

Basic and Diluted Loss Per Common Share:
  Net Loss                                  $      (0.09)   $      (0.01)   $      (0.17)   $      (0.08)
                                            ============    ============    ============    ============


Weighted Average Number of Common Shares:      7,621,283       7,454,320       7,611,447       7,381,740
                                            ============    ============    ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                              Three months ended              Six months ended
                                                   June 30,                        June 30,
                                         ----------------------------    ----------------------------
                                            2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                         ------------    ------------    ------------    ------------
Net Loss                                 $   (660,000)   $    (29,000)   $ (1,284,000)   $   (599,000)

Other Comprehensive Income (Expense):
  Unrealized holding gains (losses) on
   available for sale securities                   --           9,000          (1,000)          9,000
                                         ------------    ------------    ------------    ------------

Comprehensive Loss                       $   (660,000)   $    (20,000)   $ (1,285,000)   $   (590,000)
                                         ============    ============    ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                              June 30,
                                                                              2 0 0 6
                                                                            ------------
Assets:
Current Assets:
   Cash                                                                     $  2,802,000
   Patient accounts receivable - net                                             547,000
   Lease receivables                                                              45,000
   Management fees receivable - related parties                                1,186,000
   Other receivable - related party                                               71,000
   Marketable securities - current                                                 2,000
    Other current assets                                                         142,000
                                                                            ------------

   Total Current Assets                                                        4,795,000
                                                                            ------------

Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements - net             3,975,000
   Equipment held under capitalized lease obligations - net                    5,390,000
                                                                            ------------

   Total Fixed Assets                                                          9,365,000
                                                                            ------------

Other Assets:
   Investment in unconsolidated affiliate                                      2,584,000
   Goodwill                                                                    4,811,000
   Security deposit - related party                                               11,000
   Other assets                                                                  342,000
                                                                            ------------

   Total Other Assets                                                          7,748,000
                                                                            ------------

   Total Assets                                                             $ 21,908,000
                                                                            ============

Liabilities and Shareholders' Equity:
Current Liabilities:
   Accounts payable                                                         $  1,276,000
   Accounts payable - related parties                                            382,000
   Accrued payroll and benefits                                                  246,000
   Accrued dividends                                                              44,000
   Other accrued expenses                                                        103,000
    Current portion of notes payable                                           3,670,000
   Current portion of capitalized lease obligations                            2,544,000
                                                                            ------------

   Total Current Liabilities                                                   8,265,000
                                                                            ------------

Long-Term Debt:
   Notes payable - net of current portion                                        794,000
   Subordinated notes payable                                                    417,000
   Deferred interest on subordinated notes payable                               134,000
   Capitalized lease obligations - net of current portion                      3,297,000
                                                                            ------------

   Total Long-Term Debt                                                        4,642,000
                                                                            ------------

Minority Interest                                                              1,746,000
                                                                            ------------

Commitments and Contingencies                                                         --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                                      3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
     8,008,261 shares issued; and, 7,661,503 shares outstanding)                  80,000
   Additional paid-in capital, common stock                                   72,100,000
   Accumulated other comprehensive loss                                          (49,000)
   Accumulated deficit                                                       (63,110,000)
   Deferred compensation                                                         (83,000)
   Less:  Common stock (346,758 shares) in treasury at cost                   (1,686,000)
                                                                            ------------

   Total Shareholders' Equity                                                  7,255,000
                                                                            ------------

Total Liabilities and Shareholders' Equity                                  $ 21,908,000
                                                                            ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             2 0 0 6         2 0 0 5
                                                                          ------------    ------------
Cash Flows - Operating Activities
  Net loss                                                                $ (1,284,000)   $   (599,000)

  Adjustments to reconcile net loss to net cash - Operating Activities:
   Depreciation and amortization                                               946,000         792,000
   Share of loss (earnings) of unconsolidated affiliates                        28,000        (204,000)
   Stock-based compensation expense - employee                                  67,000              --
   Stock-based compensation expense - consulting fees                            5,000
   Minority interest in income of subsidiaries                                 204,000         421,000
   Fair value of common stock issued pursuant
     To a subscription termination agreement                                        --         125,000
   Other operating adjustments                                                  81,000          24,000

  Change in assets and liabilities:
     Restricted cash                                                           172,000              --
   Patient accounts receivable - net                                          (103,000)       (453,000)
    Patient accounts receivable - related party                                     --          (3,000)
   Lease receivables                                                           (45,000)             --
     Other receivable - related party                                          (71,000)             --
   Management fees receivable - related parties                               (437,000)       (608,000)
   Other current assets                                                         24,000         124,000
   Accounts payable                                                            111,000         380,000
   Accounts payable - related parties                                         (127,000)       (276,000)
   Accrued payroll and benefits                                                 60,000          63,000
   Other accrued expense                                                        49,000          18,000
   Deferred interest on subordinated debt                                       21,000          20,000
                                                                          ------------    ------------

  Net Cash - Operating Activities                                             (299,000)       (176,000)
                                                                          ------------    ------------

Cash Flows - Investing Activities
  Purchased fixed assets                                                    (1,036,000)        (75,000)
  Other assets, construction & equipment deposits                              164,000        (108,000)
                                                                          ------------    ------------

  Net Cash - Investing Activities                                             (872,000)       (183,000)
                                                                          ------------    ------------

Cash Flows - Financing Activities
  Proceeds from private placement offering                                          --       1,678,000
  Offering costs                                                                    --        (387,000)
  Loan proceeds                                                                811,000              --
  Payments on notes payable                                                   (659,000)       (563,000)
  Payments on capital lease obligations                                       (146,000)        (14,000)
  Refund Bethesda investors                                                   (132,000)             --
  Transfer subsidiary equity financing proceeds to operations                  (40,000)             --
  Distributions to minority interest investors                                (162,000)        (31,000)
  Distributions to minority interest investors - related parties              (193,000)       (145,000)
                                                                          ------------    ------------

  Net Cash - Financing Activities                                             (521,000)        538,000
                                                                          ------------    ------------

  Net Change in Cash                                                        (1,692,000)        179,000

Cash - Beginning of Period                                                   4,494,000       5,065,000
                                                                          ------------    ------------

Cash - End of Period                                                      $  2,802,000    $  5,244,000
                                                                          ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                               $    270,000    $    289,000
   Income taxes                                                           $     10,000    $      6,000

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

Six Months Ended June 30, 2006
------------------------------

        In February 2006, the Company entered into two capital lease obligations having an aggregate net present value of $1,912,000 resulting in a non-cash increase in fixed assets.

        In May 2006, the Company entered into two capital lease obligations having an aggregate net present value of $2,124,000 resulting in a non-cash increase in fixed assets.

        In June 2006, pursuant to a Consulting Agreement between the Company and a consultant, the Company issued to the consultant a warrant to purchase 60,000 unregistered shares of its Common Stock exercisable at $4.00 per share, which was greater than the fair market value of $1.30 per share, on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $9,000, representing deferred compensation expense which is reported as a separate component of shareholders' equity, and is being amortized over twenty-four months, the term of the Consulting Agreement. In addition, the Company issued to such Consultant 60,000 unregistered shares of the Company's common stock and recorded $78,000 of deferred compensation which is reported as a separate component of shareholders' equity, and is being amortized over the twenty-four month term of the Consulting Agreement.

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

(2) Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements in the December 31, 2005 Form 10-KSB.

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

         As of June 30, 2006, options and warrants issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 1,231,000 shares of common stock at prices ranging from $1.60 to $4.00 per share were outstanding. In connection with a private placement of its securities, in the fourth quarter of 2004 and the first quarter of 2005, the Company granted warrants to purchase an aggregate of 945,000 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,940,625 shares of common stock for $4.00 per share, all of which were outstanding as of June 30, 2006.

         For the three and six month periods ended June 30, 2006 and 2005, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period.

(b) Stock-based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three and six months ended June 30, 2006, the Company recognized $34,000 and $67,000, respectively, of stock compensation expense. As of June 30, 2006, there was approximately $461,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 4.1 years.

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period. The Company's pro forma information for the three and six months ended June 30, 2005, is as follows:

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                   Three months ended     Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------    ------------------
                                                         2 0 0 5               2 0 0 5
                                                   ------------------    ------------------
   Net loss as reported                            $          (29,000)   $         (599,000)
   Add: Stock-based employee compensation
    included in the statement of operations                     1,000                 2,000
   Deduct: Stock-based employee compensation as
    determined under the fair value based method              (24,000)              (51,000)
                                                   ------------------    ------------------
   Pro forma net loss under SFAS 123               $          (52,000)   $         (648,000)
                                                   ==================    ==================

   Basic and diluted net loss per Share:
    As reported                                    $            (0.01)   $            (0.08)
                                                   ==================    ==================
    Pro forma under SFAS 123                       $            (0.01)   $            (0.09)
                                                   ==================    ==================

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, accounts receivable and lease receivables. As of June 30, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2006, the Company had $1,998,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended June 30, 2006, $565,000, or 53% of net patient service revenue was from Medicare and $210,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield .. During the six month period ended June 30, 2006, $1,045,000, or 53% of net patient service revenue was from Medicare, $391,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the three months ended June 30, 2005, $434,000, or 45% of net Patient service revenue was from Medicare, $194,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the six month period ended June 30, 2005, $811,000, or 45% of net patient service revenue was from Medicare, $401,000, or 22% of net patient service revenue was from Blue Cross/Blue Shield, and $4,000, or .2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company. The Company's lease revenue and lease receivables were generated from two physician groups. During the three and six month periods ended June 30, 2006, $31,000, or 72% of lease revenue was from one physician group and $12,000, or 28% of lease revenue was from the other physician group. As of June 30, 2006, $249,000, or 44%, of patient accounts receivable were due from Medicare and $118,000, or 21%, of patient accounts receivable were due from Blue Cross/Blue Shield. As of June 30, 2006, $32,000, or 72%, of lease receivables were due from one physician group and $13,000, or 28%, of lease receivables were due from the other physician group. The Company does not require collateral to support accounts and lease receivables or financial instruments subject to credit risk.

(d) Lease revenue

         In connection with the opening of Jacksonville in June 2006, the Company leases time on its PET/CT equipment to physician groups at agreed upon fixed rates. Lease revenue is recognized pursuant to the terms of the respective lease agreements.

(d) New Authoritative Pronouncements

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

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

(3) Establishment of New PET Imaging Centers

(a) Suffolk PET Management LLC

         The Company capitalized Suffolk PET Management LLC ("Suffolk") by issuing 100 Membership Units (the "Suffolk Units") at a purchase price of $100 per unit. On September 27, 2005, Premier purchased 51 Suffolk Units for a total of $5,100, and loaned Suffolk $350,000 on a subordinated basis. The subordinated debt bears interest at 10% per annum and is subordinated to debt owed to GE Healthcare Financial Services ("GE"). On September 29, 2005, an investor purchased 49 Suffolk Units for a total of $4,900.

         Suffolk provides management and administrative services to Advanced PET Imaging ("Advanced PET"), a professional corporation owned by the investor who purchased the 49 Suffolk Units, which operates the PET imaging center in East Setauket, New York pursuant to a Turnkey License and Services Agreement dated August 10, 2005, between Suffolk and Advanced PET (the "Turnkey License"). The Turnkey License has a term of fifteen years, is subject to a renewal option for successive five year periods and provides for administrative services fees payable by Advanced PET from PET imaging center revenues that may not exceed $250,000 per month during the first six months and $350,000 during the second six months of the agreement and $400,000 per month in subsequent years. Suffolk subleases the premises, which was leased by the Company from an entity owned by the investor, for the operations of the PET imaging center and made the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Advanced PET for use by Advanced PET in its operations of the PET imaging center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Advanced PET in consideration of the service fees payable to Suffolk thereunder. For the three and six months ended June 30, 2006, Suffolk has recognized $192,000 and $215,000, respectively, of management fee revenue for the services it rendered to Advanced PET pursuant to the Turnkey License. The Turnkey License also provides for Suffolk to advance certain sums from its working capital to Advanced PET to enable Advanced PET to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Advanced PET, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Advanced PET from revenues generated from its operations.

         Advanced PET has granted Suffolk a security interest in all of its assets as collateral security for Advanced PET's obligation to pay such service fees and advances to Suffolk.

         On August 10, 2005, the Company entered into a separate premises lease with an affiliated entity of the minority investor in Suffolk for the facility in which Advanced PET operations will be conducted. The lease is for a ten year period with two five year renewal options and commenced in February, 2006. The monthly base rent during the term of the lease is $5,612. On October 1, 2005, the Company paid a total of $11,224 to the landlord as a security deposit. For the three and six months ended June 30, 2006, the Company incurred lease expense of approximately $22,000 and $33,000, respectively.

         On February 28, 2006, the Company utilized the remaining available funds from a construction loan provided by General Electric Capital Corporation ("GE Cap") to make the leasehold improvements for the Company's Suffolk PET imaging center. The Company executed a promissory note to repay the principal balance outstanding of $478,000 over a term of eighty-four months with a fixed rate of interest of 8.87%.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On February 28, 2006, the Company executed a capital lease agreement with GE Cap for the PET/CT scanning equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $1,890,000 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%. The equipment has a one year manufacturer's warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000.

         On February 28, 2006, the Company executed a capital lease agreement with GE Cap for hot lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,214 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%.

         Our Suffolk PET imaging center commenced operations and performed its first procedure in February 2006.

(b) Premier PET Imaging of Jacksonville, LLC

         On January 26, 2006, the Company entered into a premises lease for a PET imaging center in Jacksonville, Florida. The lease is for a ten year period with two five year renewal options that commenced upon completion of the construction of the Jacksonville PET imaging center in May, 2006. The Company paid $6,000 as a security deposit.

         On March 6, 2006, the Company entered into two capital lease transactions ($2,072,000 for the PET/CT scanning equipment and $52,000 for the hot lab equipment and a digitizer) and a $450,000 construction loan with GE Cap for the Company's construction of its' PET imaging center in Jacksonville, Florida. The capital leases commenced upon the Company accepting delivery of the equipment in May 2006. The capital leases have a term of eighty-four months with a fixed rate of interest of 8.69%. The PET/CT scanning equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000. The construction loan is being repaid over a term of 60 months with a fixed rate of interest of 8.92%. The capital leases and loan require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of June 30, 2006, the Company was not in compliance with the debt to tangible net worth ratio.

         During the second quarter of 2006 the Company, through its wholly owned subsidiary, Premier PET Imaging International Inc. ("Premier") made an equity investment of $140,000 in Premier PET Imaging of Jacksonville, LLC ("Jacksonville"). As of June 30, 2006, Premier owns 100% of Jacksonville.

         The PET imaging center in Jacksonville commenced operations and started generating lease revenues in June, 2006, pursuant to Lease Agreements, and management fee revenue pursuant to a Letter Agreement dated May 4, 2006, with a related party radiology company. Pursuant to the Letter Agreement Jacksonville will receive an amount equal to the revenues actually received by the related party radiology company from the imaging and related services performed at the Jacksonville PET imaging center, less a fee of $170 per scan for radiology reading and interpretation, and billing and collections fees of 5% of patient service revenue collected. The term of the Letter Agreement is two years and is subject to renewal for five successive two year periods unless intention of not to renew is received at least twelve months prior to the end of the existing term.

(4) Dissolution of Proposed Bethesda PET Imaging Center

         During the first quarter of 2006, Premier and independent investors in Bethesda PET Management LLC, elected to discontinue the development of a PET imaging center in Bethesda, Maryland and Premier returned to such independent investors $132,000 of the $172,000 being held in escrow after deducting expenses of $40,000.

(5) Investment in Unconsolidated Affiliate

         In 2000 the Company committed to make $4,920,000 in capital contributions to Trident Growth Fund, L.P. ("Trident" or the "Partnership") and, as of June 30, 2006, all but $188,000 of such contributions had been made, which had been deferred by the Partnership's General Partner until all other Limited Partners make their required contributions and Trident fully invests all of its funds. As of June 30, 2006, the Company's ownership in the Partnership is 24.1%.

         The Company entered into an agreement in November 2005 with the General Partner of Trident to sell to it or its affiliates such 24.1% interest for the greater of $2,525,000 or the book value of such interest on the date of closing of such sale. On July 10, 2006, the Company entered into an agreement to amend the November 25, 2005, agreement (the "Amendment"). The Amendment changes the provisions to include a closing date of July 11, 2006 and a purchase price of $2,570,000 which will result in the Company recording a loss on sale of $14,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The purchase price will be payable by a cash down payment of $625,000 into an escrow account to be released to the Company on August 11, 2006, and the remaining purchase price of $1,945,000 will be due under a four year Secured Promissory Note ("Note"). Payments under the Note are due in four equal installments of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. The Note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%. On July 12, 2006, the $625,000 was funded into the escrow account by Trident Advisors and was released to the Company on August 14, 2006.

         As of June 30, 2006, the Company's investment balance in Trident, under the equity method, is presented in the following table.

   Total Subscription at inception                              $  4,920,000
   Subscription payable at inception                                (333,000)
                                                                ------------
   Capital contributions paid-in at inception                      4,587,000
   Expenses allocated to Trident in 1999                            (557,000)
   Sale of 27% limited partnership interest                       (1,584,000)
   Reduction in subscription payable balance upon
    sale of 27% limited partnership interest                         145,000
   Cumulative equity method (loss)                                    (7,000)
                                                                ------------
   Equity method investment balance                             $  2,584,000
                                                                ============

         At June 30, 2006, the equity method investment balance of $2,584,000 is $479,000 less than the amount of underlying equity in net assets, $3,063,000, because of temporary unrealized appreciation in investments. If such unrealized appreciation was permanent the Company's net loss for the three and six month periods ended June 30, 2006 would be reduced by $116,000 and the equity method investment balance at June 30, 2006 would be $2,700,000. The Company does not have operating control as it relates to Trident. The condensed results of operations and financial position of Trident is summarized in the following table.

                                                  Three months ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                             ------------    ------------    ------------    ------------
   Income                                    $    429,000    $    686,000    $    981,000    $  1,257,000
   Operating expenses                            (584,000)       (474,000)     (1,169,000)     (1,012,000)
   Investment gains                                10,000              --          71,000         601,000
                                             ------------    ------------    ------------    ------------
   Net (loss) income                         $   (145,000)   $    212,000    $   (117,000)   $    846,000
                                             ============    ============    ============    ============


As of June 30, 2006:
   Investments at fair value                 $ 26,642,000
   Assets acquired - portfolio liquidation      3,716,000
   Other assets                                 3,824,000
   SBA Debentures                             (20,865,000)
   Other liabilities                             (621,000)
                                             ------------
   Partnership capital                       $ 12,696,000
                                             ============

(6) Death of a Board Member

         On February 26, 2006 Dr. Mishrick, our independent director, and Audit Committee member died.

(7) Federal Deficit Reduction Act of 2005

         In February 2006, Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability.

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

(8) Consulting Agreement

         On June 1, 2006, the Company entered into an agreement with a consultant (the "Consulting Agreement") providing for the performance by such consultant of certain investor and financial relations services during a two year period commencing on June 1, 2006, subject to earlier termination as provided for in the Consulting Agreement. The terms of the Consulting Agreement provide that the Company pay such consultant a monthly consulting fee of $5,000 for the three month period commencing June 1, 2006 through August 31, 2006 and issue to such consultant 60,000 unregistered shares of the Company's common stock together with a common stock purchase warrant to purchase up to 60,000 unregistered shares of the Company's common stock during a five year period at an exercise price equal to the closing price of the Company's publicly traded shares of common stock on the date of issuance of such warrant (but in no event less than $4 per share). On the date of issuance of said warrant, the fair-market value was $1.30 per share and as such the warrant was issued with an exercise price of $4.00 per share. In connection with the issuance of the unregistered shares, the Company recorded $78,000 of deferred compensation which is being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $4,000 is included in consulting expense in the accompanying consolidated statements of operations. In addition, the Company recorded deferred compensation related to the issuance of the common stock purchase warrant of $9,000 which is also being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $400 is included in consulting expense in the accompanying consolidated statements of operations. In calculating the $9,000 value of the common stock purchase warrant the Company used an exercise price of $4.00 per share, a term of two years, volatility of 69.60%, a dividend rate of 0%, and a risk-free interest rate of 4.92%. The consultant is entitled to receive up to an aggregate of an additional 290,000 shares of the Company's common stock subject to and based upon attaining five Aggregate Market Capitalization performance milestones as defined and otherwise provided in the Consulting Agreement. The Company has agreed to include the shares of common stock issued to the consultant under the Consulting Agreement in its pending Registration Statement, at the Company's cost.

(9) Debt Compliance

         A majority of the Company's capital leases and loans require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of June 30, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, the applicable loans ($2,178,000) and capital lease obligations ($2,138,000) have been classified as current liabilities in the accompanying consolidated balance sheet. However, based on our historical relationship with our senior creditors and given that we are current in all debt service and lease payments under such agreements, we do not anticipate that a demand for payment under such loans or leases will be made as long as we remain current with such debt service payments.

(10) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During the three months ended June 30, 2006 and 2005 Mr. Blessey billed the company for legal fees of $80,000 and $89,000 respectively, (of which $52,000 was recorded as stock offering costs for the three months ended June 30, 2005). During the six months ended June 30, 2006 and 2005 Mr. Blessey billed the company for legal fees of $170,000 and $226,000, respectively, (of which $156,000 was recorded as stock offering costs for the six months ended June 30, 2005). At June 30, 2006, the Company owes Mr. Blessey $331,000.

(b) Dr. Stephen A. Schulman is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During the three months ended June 30, 2006 and 2005 the Company made aggregate lease payments of $14,000 and $13,000, respectively, for a building that houses PET Wichita and $0 and $2,000, respectively, for its former administrative offices in Boca Raton, Florida to companies controlled by Dr. Schulman. During the six months ended June 30, 2006 and 2005 such lease payments amounted to $27,000 and $26,000, respectively, for

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

a building that houses PET Wichita and $0 and $5,000, respectively, for the Company's former administrative offices in Boca Raton, Florida. During the three month periods ended June 30, 2006 and 2005, the Company incurred billing and collection expenses of $26,000 and $18,000, respectively, and CT Fusion Scan fees of $8,000 and $6,000, respectively, both payable to companies controlled by Dr. Schulman. During the six month periods ended June 30, 2006 and 2005, the Company incurred billing and collection expenses of $53,000 and $40,000, respectively, and CT Fusion Scan fees of $16,000 and $12,000, respectively to companies controlled by Dr. Schulman. For the six month period ended June 30, 2005 the Company paid Dr. Schulman $18,000, for consulting services rendered. At June 30, 2006, the Company owes the entities controlled by Dr. Schulman $19,000. During the six month period ended June 30, 2005, $4,000 of the Company's net patient service revenue was from Diagnostic Radiology Network, a company controlled by Dr. Schulman.

         At June 30, 2006, the Company is owed $71,000 from Premier Health Imaging International, Inc. ("Premier Health") a company owned by Dr. Schulman. Such amount relates to patient account collections which were collected by Premier Health and embezzled by one of its employees. The Company is currently pursuing all avenues to collect the $71,000 that it is owed. Such amount is classified on the balance sheet as other receivable - related party. Subsequent to June 30, 2006, the Company, together with its independent auditors, commenced a forensic review of Premier Health's billing and collection records as it relates to the billing and collections of the Company's outstanding patient accounts receivables. The forensic review is still being conducted and as of August 9, 2006 we have confirmed that the amount embezzled was approximately $156,000, of which $107,000 belongs to the Company's PET imaging center in Parsippany, New Jersey; and $48,000 belongs to the Company's PET imaging center in Wichita, Kansas. On August 10, 2006, the Company received payments from Premier Health of $34,000, which reduced the embezzled balance to $122,000, of which $84,000 belongs to the Company's PET imaging center in Parsippany and $38,000 belongs to the Company's PET imaging center in Wichita.

(c) Edward Bright is the Chairman of the Board of the Company. For the three and six month periods ended June 30, 2006 the Company paid Mr. Bright $15,000 and $30,000 respectively, for consulting services.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC ("PET LI"). Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center managed by PET LI. Management fees earned by PET LI from its management of the PET imaging center during the three month periods ended June 30, 2006 and 2005 were $420,000 and $974,000, respectively, and during the six month periods ended June 30, 2006 and 2005 were $901,000 and $1,436,000, respectively. As of June 30, 2006, the PET imaging center owes PET LI $449,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended June 30, 2006 and 2005, the radiology company received equity distributions of $74,000 and $76,000, respectively, and during the six month periods ended June 30, 2006 and 2005 received equity distributions of $159,000 and $137,000, respectively.

(e) A radiologist owns 11% of Hialeah PET Management LLC ("Hialeah Management"). Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Hialeah Management from its management of the PET imaging center during the three month periods ended June 30, 2006 and 2005 were $307,000 and $486,000, respectively, and during the six month periods ended June 30, 2006 and 2005 were $684,000 and $663,000, respectively. As of June 30, 2006, the PET imaging center owes Hialeah Management $263,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For the three month periods ended June 30, 2006 and 2005, Hialeah Management incurred and paid $11,000 and $10,000 respectively, for premises rent and for the six month periods ended June 30, 2006 and 2005 incurred $21,000 and $20,000, respectively, for premises rent. Additionally, Hialeah pays equity distributions to its owners. During the three and six month periods ended June 30, 2006, the radiology company received equity distributions of $11,000.

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by Queens Management from its management of the PET imaging center during the three months ended June 30, 2006 and 2005 were $380,000 and $148,000, respectively, and during the six months ended June 30, 2006 and 2005 were $731,000 and $148,000, respectively. As of June 30, 2006, the PET imaging center owes Queens Management $267,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(g) A radiology group owns 6.5% of Morris, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"). For the three month periods ended June 30, 2006 and 2005 PET NJ incurred radiology reading expenses of $50,000 and $49,000 respectively, and for the six month periods ended June 30, 2006 and 2005 incurred radiology reading expenses of $104,000 and $91,000, respectively. At June 30, 2006 PET NJ owes the radiology group $20,000. Additionally, Morris pays equity distributions to its owners. During the three month periods ended June 30, 2006 and 2005 the radiology group received equity distributions of $7,000 and $0, respectively, and during the six month periods ended June 30, 2006 and 2005 received equity distributions of $18,000 and 8,000, respectively.

(h) For the three and six month periods ended June 30, 2006 and 2005, the Company incurred marketing expenses of $77,000 and $70,000, respectively, and $157,000 and $118,000, respectively, with marketing entities related to the Company via employee and or investor relationships, for marketing expenses relating to efforts to expand the physician referral base and scan volume of our PET imaging centers. At June 30, 2006 such marketing entities are owed $12,000. Additionally, a principal of one of the marketing entities received equity distributions of $3,000 for the three and six month periods ended June 30, 2006.

(i) Suffolk commenced operations in February 2006. A radiologist owns 49% of Suffolk. Pursuant to a Turnkey License and Services Agreement, Suffolk manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Suffolk from its management of the PET imaging center, for the three and six month period ended June 30, 2006 was $192,000 and $215,000, respectively. As of June 30, 2006 the PET imaging center owes Suffolk $154,000. Suffolk pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk. For the three and six month period ended June 30, 2006 Suffolk incurred and paid $22,000 and $33,000, respectively, for premises rent. In 2005 the Company paid $11,000 to the entity owned by the radiologist as a security deposit for the premises.

(j) On October 25, 2005, the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D., the Company's Chief Medical Officer. During the three and six month periods ended June 30, 2006, the Company incurred $62,000 and $125,000, respectively, of radiology reading expenses and $6,000 and $13,000, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement.

(k) A related radiology company has a Facility Lease Agreement with Jacksonville, pursuant to a Letter Agreement dated May 4, 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the three and six months ended were $53,000. As of June 30, 2006, the radiology company owes Jacksonville $53,000.

(l) Jacksonville commenced operations in June 2006. For the three month period ended June 30, 2006 the Company incurred general and administrative expenses of $8,000 with an entity related to the Company through an investor relationship. The entity is one of the marketing entities noted previously in
(h) above.

(11)  Commitment and Contingency

         The Company signed a premises lease on May 5, 2006 pursuant to which it will lease space for use as a PET imaging center in a building to be constructed in Jacksonville, Florida; however, if the landlord fails to complete construction of the building and obtain a certificate of occupancy by January 1, 2008, the Company can terminate the lease. If and when the lease commences the lease term will be for ten years with a five year renewal option. The Company deposited $20,000 as security under this lease but has no obligation to pay any rent thereunder until 90 days after the landlord notifies the Company, if it does, that the construction of the building and the work required to be done by the landlord in the leased premises has been completed. There can be no assurance that the Company will establish a PET imaging facility pursuant to this lease.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward- Looking Disclosure

         This Quarterly Report of The Sagemark Companies Ltd on Form 10-QSB, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Form 10-KSB annual report for the year ended December 31, 2005 and those described in any other filings which we make with the SEC, as well as the risk that at June 30, 2006, the Company was not in compliance with a debt covenant that requires the Company to maintain a debt to tangible net worth ratio that does not exceed three to one. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and PET and computed tomography (PET/CT) imaging systems (collectively referred to as PET imaging centers). PET is an advanced, robust medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of June 30, 2006, we own and or operate seven PET imaging centers.

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

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements, and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the business model under which a new PET imaging center is established is based primarily on the applicable state laws regarding the ownership of such facility.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the six months ended June 30, 2006, was 50 compared to 42 for the year ended December 31, 2005. As of June 30, 2006, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $547,000.

         The following table presents our net accounts receivable aging by payor class as of June 30, 2006:

                                              31-60          61-90        91 days or
                              Current          days           days         greater         Total
                            ------------   ------------   ------------   ------------   ------------
Managed care                $    123,000   $     53,000   $     66,000   $     59,000   $    301,000
Medicare/Medicaid                136,000         48,000         16,000         21,000        221,000
Commercial                         6,000         11,000             --          8,000         25,000
                            ------------   ------------   ------------   ------------   ------------
Total                       $    265,000   $    112,000   $     82,000   $     88,000   $    547,000
                            ============   ============   ============   ============   ============

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of June 30, 2006, our receivables do not include any amounts which are in legal collections.

         At June 30, 2006, the Company's contractual allowance balance is $481,000 which is a $140,000 increase from the balance at December 31, 2005. $135,000 of the increase resulted from an increase in patient accounts receivable prior to contractual allowances of $288,000 and the remaining $5,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at June 30, 2006 is 47% compared to 46% at December 31, 2005. For each one percentage point increase in the contractual allowance percentage the Company's net patient service revenue would be decreased by $5,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would be increased by $5,000.

         Long-Lived Assets: We state our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three and six months ended June 30, 2006, the Company recognized $34,000 and $67,000, respectively, of stock compensation expense. As of June 30, 2006, there was approximately $461,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 4.1 years. Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. If we adopted the accounting requirements of SFAS 123(R) in 2005, our results of operations would have been negatively affected as disclosed in Note 2(b) to the June 30, 2006 unaudited consolidated financial statements.

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

Results of Operations

         The following discusses and compares our results of operations for the three and six month periods ended June 30, 2006 and 2005.

Revenues

         Our sources of revenues come from net patient service revenues from the PET imaging centers which we own, lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups, and management fees from the PET imaging centers which we manage pursuant to service and license agreements. Total revenues for the first six months of 2006 represent a net increase of approximately $579,000 from the first six months 2005 of which $199,000 was an increase in net patient service revenues, $43,000 was an increase in lease revenue from Jacksonville, and $337,000 was an increase in management fees, of which $268,000 was from Suffolk and Jacksonville. Total revenues for the second quarter of 2006, represent a net decrease of approximately $120,000 from the second quarter 2005 of which $93,000 was an increase in net patient service revenues, $43,000 was an increase in lease revenue, and $256,000 was a decrease in management fees. Of the increase in lease revenue, 100% was from Jacksonville which became operational in June of the second quarter of 2006. Of the decrease in management fees, $500,000 was from existing centers which was offset by an increase in management fees of $244,000 from Suffolk and Jacksonville which became operational in the first and second quarters of 2006, respectively. The decrease in management fee revenues generated by our existing PET imaging centers can be attributed to revenue recognition in that, commencing in the second quarter of 2005 the Company started to recognize management fee revenue pertaining to the net realizable value of the practice groups patient accounts receivable outstanding, as such management fee revenue for the second quarter of 2005 was increased by $836,000 for such previously unrecognized revenue.

         The number of PET procedures performed by the PET imaging centers that we directly own trended upwards by 15% and 23%, respectively, when comparing the three and six month periods ending June 30 of 2006 to 2005. Correspondingly, the combined net patient service revenues of the two PET imaging centers that we directly own trended upwards from the 2005 three and six months periods. Our PET imaging center in Wichita, Kansas, increased its revenues by $115,000 or 36%, for the second quarter of 2006 and increased its revenues $205,000 or 35% for the first half of 2006. Our PET imaging center in Parsippany, New Jersey, decreased its revenues by $22,000 or 3%, for the second quarter of 2006 and decreased its revenues $6,000 or 1% for the first half of 2006. During the second quarter of 2006, $565,000 or 53% of net patient service revenue was from Medicare and $210,000 or 20% of net patient service revenue was from Blue

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Cross/Blue Shield. During the second quarter of 2005, $434,000 or 45% of net patient service revenue was from Medicare and $194,000 or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the first half of 2006, $1,045,000 or 53% of net patient service revenue was from Medicare and $391,000 or 20% of net patient service revenue was from Blue Cross/Blue Shield. During the first half of 2005, $811,000 or 45% of net patient service revenue was from Medicare and $401,000, or 22% of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

         The number of PET procedures performed by the PET imaging centers which we manage increased by 42% when comparing the second quarter of 2006 to the second quarter of 2005 and increased by 46% when comparing the first half of 2006 to the first half of 2005. Of the comparative quarter and six month period procedure growth approximately 62% and 40% was generated by Suffolk and Jacksonville. Management fees from our PET imaging center in Long Island, New York, decreased by $553,000 or 57%, for the second quarter of 2006 and decreased its revenues by $534,000 or 37% for the first half of 2006. Management fees from our PET imaging center in Hialeah, Florida decreased by $179,000 or 37%, for the second quarter of 2006 and increased its revenues by $21,000 or 3% for the first half of 2006. The decrease in management fee revenues generated by our PET imaging centers in Long Island and Hialeah can be attributed to revenue recognition in that, commencing in the second quarter of 2005 the Company started to recognize management fee revenue pertaining to the net realizable value of the practice groups patient accounts receivable outstanding, as such management fee revenue for the second quarter of 2005 was increased by $836,000 for such previously unrecognized revenue. Our PET imaging center located in Forest Hills (Queens), New York, became operational in December 2004 and did not begin generating management revenues until the second quarter of 2005. Our Queens PET imaging center generated management revenues of $380,000 for the second quarter of 2006 and $731,000 for the first half of 2006 compared to $148,000 for the three and six months period ending June 30, 2005. Our PET imaging center in Suffolk became operational in the first quarter of 2006 and generated management revenues of $191,000 for the second quarter and $215,000 for the first half of 2006. Our PET Imaging center in Jacksonville became operational in the second quarter of 2006 and generated management fee revenues of $53,000 in the second quarter. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of the practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and the applicable practice groups.

         We attribute the overall increase in the number of PET procedures performed by all of our centers, and therefore the increase in revenues when comparing the first six months of 2006 to 2005, to the success of our marketing efforts and the increased awareness of our PET imaging centers by the physicians to whom we market our services.

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

Operating Expenses

         The operating expenses of the PET imaging centers increased $539,000 or 50% when comparing the second quarters of 2006 and 2005 and increased $884,000 or 41% when comparing the first half of 2006 and 2005. The increase in operating expenses is primarily from the added operating expenses of our Suffolk PET Imaging Center, $102,000 and $217,000, respectively; and Jacksonville, $221,000 and $221,000, respectively, which were not operational for the 2005 comparative

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

periods, and an increase in variable costs, $105,000 and $217,000, respectively, related to increased procedure volume, an increase in PET and computer equipment maintenance of $44,000 and $60,000, respectively, primarily due to the PET equipment at our Queens center no longer being covered under warranty as such warranty expired on December 31, 2005, and an increase in salaries and benefits of $85,000 and $124,000, respectively, from the hiring of additional marketing staff. Corporate operating expenses increased $146,000 or 14% when comparing the second quarter of 2006 and 2005, and increased $322,000 or 29% when comparing the first half of 2006 and 2005, due primarily to an increase in corporate payroll and radiology cost from the hiring of our Chief Medical Officer in October 2005, and stock based compensation expense of $34,000 and $67,000 for stock warrants granted to our Chief Medical Officer and stock options to our Chief Operating Officer in 2005.

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

Interest Expense

         Interest expense increased $42,000 when comparing the second quarter of 2006 to the second quarter of 2005. Interest expense increased $21,000 when comparing the first half of 2006 to the first half of 2005. The increase in interest expense relates to the interest expense being incurred on the debt financings relating to our Suffolk and Jacksonville PET imaging centers.

Equity Method Investments

         As of June 30, 2006, we held a 24.1% limited partnership interest in Trident Growth Fund, L.P. Our share of (losses) earnings related to our limited partnership investment in Trident Growth Fund, L.P. was ($35,000) and $51,000, respectively, for the second quarter of 2006 and 2005 and was ($28,000) and $204,000, respectively for the first half of 2006 and 2005. As of June 30, 2006, our cumulative share of Trident Growth Fund, L.P.'s loss was ($7,000). As of June 30, 2006, Trident Growth Fund, L.P. had $30,358,000 of investments in public and private companies that are carried at estimated fair market value. Private company equities are not traded on a stock exchange or other public market and as a result do not have readily determinable values. Although Trident issues annual audited financial statements and is highly regulated by the Small Business Administration, the determination of the fair market value of investments in private companies requires significant estimates and broad assumptions. We do not have oversight over Trident's operations, internal controls or financial statements. On July 10, 2006, the Company sold its ownership interest in Trident Growth Fund, L.P. for $2,570,000 and recorded a loss on sale of $14,000.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members' of our PET imaging centers for the second quarter of 2006 and 2005 was $61,000 and $370,000, respectively. The income of our PET imaging centers that is allocable to the minority members' of our PET imaging centers for the first half of 2006 and 2005 was $204,000 and $421,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and Suffolk, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Financial Condition - Liquidity and Capital Resources

         At June 30, 2006, we had a working capital deficiency of $3,470,000 compared to available working capital of $2,286,000 at December 31, 2005. The working capital deficiency includes $2,178,000 of notes payable and $2,138,000 of capitalized lease obligations which were classified as current liabilities due to the Company not being in compliance with its debt covenant relating to debt to tangible net worth ratio not exceeding three to one. If the Company was in compliance, such amounts would have been classified as long-term debt and the Company would have had available working capital of $846,000. The following table details changes in components of working capital during the first half of 2006.

                                                 June 30, 2006      December 31, 2005         Change
                                               -----------------    -----------------    -----------------
Cash                                           $       2,802,000    $       4,494,000    ($      1,692,000)
Restricted cash                                               --              172,000             (172,000)
Patient accounts receivable - net                        547,000              399,000              148,000
Lease receivables                                         45,000                   --               45,000
Management fees receivable - related parties           1,186,000              794,000              392,000
Other receivable - related party                          71,000                   --               71,000
Other current assets                                     144,000              168,000              (24,000)
Accounts payable                                      (1,658,000)          (1,674,000)              16,000
Other current liabilities                               (393,000)            (456,000)              63,000
Current portion of notes payable                      (3,670,000)          (1,323,000)          (2,347,000)
Current portion of capitalized
   lease obligations                                  (2,544,000)            (288,000)          (2,256,000)
                                               -----------------    -----------------    -----------------

Working Capital (Deficiency)                   ($      3,470,000)   $       2,286,000    ($      5,756,000)
                                               =================    =================    =================

         Our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our principal source of working capital during the first half of 2006 was $811,000 from construction loan proceeds. During the first half of 2005 our source of working capital was $1,291,000 from the sale of our securities. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature.

         Our principal uses of working capital during the first half of 2006 included $805,000 of loan and capital lease payments, as compared to $577,000 for 2005, $872,000 for capital expenditures and construction and equipment deposits, as compared to $183,000 for 2005, and $355,000 in distributions paid to minority interest investors, as compared to $176,000 for 2005.

         Working capital includes $547,000 of net patient accounts receivable of which $249,000 or 44%, of patient accounts receivable were due from Medicare and $118,000, or 21%, of patient accounts receivable were due from Blue Cross/Blue Shield, $45,000 of lease receivables of which $32,000 or 72% was due from one physician group and $13,000 or 28% was due from another other physician group, and $71,000 in other receivable - related party, from Premier Health Imaging International, Inc., a company owned by Dr. Schulman.

         We believe our existing working capital as of June 30, 2006, which includes a cash balance of $2,802,000 provides us with necessary working capital to meet our current working capital needs provided that our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants. In addition, our existing PET imaging centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the working capital necessary to continue the development of new PET imaging centers, unless we receive additional external funding.

         On May 14, 2001, we purchased Premier through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of June 30, 2006, $1,836,000 has been advanced.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         We currently operate seven PET imaging centers. Each new PET imaging center requires the acquisition of PET scanning equipment. The PET scanning equipment at each PET imaging center requires maintenance and as of June 30, 2006, we have entered into six separate long-term service contracts to provide for such maintenance which require monthly payments which range from $9,167 to $15,986, plus applicable sales tax, for each such contract. The maintenance contract for our Wichita facility is a pay as you go contract based on time and material incurred. The PET/CT scanning equipment at our Suffolk and Jacksonville PET imaging centers are currently under a one year manufacturer's warranty, which expires in February and May 2007, respectively, thus we did not incur equipment maintenance expense relating to such equipment for the three and six month periods ending June 30, 2006. The premises in which the centers conduct their operations are leased and as of June 30, 2006, our premises lease commitments approximate $46,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $2.7 million for the next twelve months. Our equipment and leasehold improvement loans and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2006 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET imaging centers in which we have an ownership interest.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION


Item 6. Exhibits

The exhibits listed below as filed as part of this Quarterly Report for the period ended June 30, 2006

31.1     Chief Executive Officer Certification.

31.2     Chief Financial Officer Certification

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Purchase Agreement dated as of November 9, 2005 between The Sagemark Companies Ltd. and Trident Advisors, Inc. (Filed with the Securities and Exchange Commission on January 5, 2006 as an exhibit to the Registrant's Post Effective Amendment Number 1 to Form SB-2 Registration Statement and incorporated herein by reference there.)

10.2 Form of Amendment to Purchase Agreement dated as of November 9, 2005 between The Sagemark Companies Ltd. and Trident Advisors, Inc. (Filed with the Securities and Exchange Commission on July 17, 2006 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.3 Secured Promissory Note of Trident Advisors, Inc. dated July 11, 2006. (Filed with Securities and Exchange Commission on July 17, 2006 as an exhibit to Form 8-K and incorporated herein by reference thereto.).



--------------------------------------------------------------------------------

The Company filed Current Reports with the Securities and Exchange Commission on Form 8-K on June 5, 2006 and July 17, 2006, both of which are incorporated herein by reference thereto.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Sagemark Companies Ltd.


August 17, 2006                           /s/ THEODORE B. SHAPIRO
                                          -------------------------------
                                          Theodore B. Shapiro
                                          Chief Executive Officer,
                                          President and Director


August 17, 2006                           /s/ GEORGE W. MAHONEY
                                          -------------------------------
                                          George W. Mahoney
                                          Chief Financial Officer