Form 10QSB
period 2006-09-30
SAGEMARK COMPANIES LTD
filed 2006-11-13
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549


                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2006


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 13, 2006, the registrant had 7,661,503 shares of its par value $.01 common stock outstanding.

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

Unaudited Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 2006 and 2005....................4-5

Unaudited Consolidated Statements of Comprehensive Loss
  for the Three and Nine Months Ended September 30, 2006 and 2005..............6

Unaudited Consolidated Balance Sheet as of September 30, 2006..................7

Unaudited Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2006 and 2005..............................8-9

Notes to Unaudited Consolidated Financial Statements.......................10-19

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................20-27

Item 3. Controls and Procedures...............................................27

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................27

Signatures....................................................................28

Certifications

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York


We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2006 and the related consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
November 9, 2006

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    Three months ended              Nine months ended
                                                                       September 30,                   September 30,
                                                                ----------------------------    ----------------------------
                                                                  2 0 0 6         2 0 0 5         2 0 0 6          2 0 0 5
                                                                ------------    ------------    ------------    ------------
Revenues:
  Net patient service revenue                                   $  1,033,000    $    884,000    $  3,020,000    $  2,668,000
  Net patient service revenue - related party                             --              --              --           4,000
   Lease revenue                                                     212,000              --         255,000              --
  Management fees - related parties                                1,670,000       1,119,000       4,253,000       3,365,000
                                                                ------------    ------------    ------------    ------------
  Total Revenues                                                   2,915,000       2,003,000       7,528,000       6,037,000
                                                                ------------    ------------    ------------    ------------
Operating Expenses:
  Patient service costs and expenses - FDG                           281,000         199,000         823,000         600,000
  Patient service costs and expenses - related party                   6,000           5,000          22,000          17,000
  Patient service costs and expenses - other                         118,000          59,000         298,000         110,000
  Radiology expense                                                    5,000           2,000          86,000          62,000
  Radiology expense - related parties                                104,000          57,000         333,000         148,000
  Professional liability insurance expense - related party             7,000              --          20,000              --
  Equipment maintenance                                              162,000         103,000         478,000         341,000
  Professional fees                                                   63,000          49,000         209,000         207,000
  Legal fees - related party                                          77,000          85,000         247,000         155,000
  Billing and collection fees - related party                         28,000          29,000          81,000         117,000
  Salaries, payroll taxes and fringe benefits                        596,000         416,000       1,731,000       1,119,000
  Stock based compensation expense - employees                        34,000              --         101,000              --
  Consulting fees                                                     25,000          19,000          34,000         191,000
  Consulting fees - related parties                                   15,000          15,000          45,000          33,000
  Rent expense - related parties                                      60,000          23,000         141,000          74,000
  Fair value of common stock issued pursuant
   to a subscription termination agreement                                --              --              --         125,000
  Marketing fees - related parties                                    90,000          58,000         248,000         156,000
  Provision for bad debts                                             13,000              --          13,000              --
  General and administrative expenses                                611,000         466,000       1,742,000       1,439,000
  General and administrative expenses - related party                  6,000              --          14,000              --
  Depreciation and amortization                                      532,000         398,000       1,478,000       1,191,000
                                                                ------------    ------------    ------------    ------------

  Total Operating Expenses                                         2,833,000       1,983,000       8,144,000       6,085,000
                                                                ------------    ------------    ------------    ------------

Income (Loss) From Operations                                         82,000          20,000        (616,000)        (48,000)

Interest Expense                                                    (251,000)       (168,000)       (630,000)       (526,000)

Interest Income                                                       43,000          27,000          78,000          78,000

Loss on Sale of Investment in Unconsolidated
  Affiliate                                                          (14,000)             --         (14,000)             --

Other Income                                                              --           2,000              --           2,000
                                                                ------------    ------------    ------------    ------------
(Loss) From Operations Before Share of
  Earnings of Unconsolidated Affiliate
  and Minority Interest in Income
  of Subsidiaries                                                   (140,000)       (119,000)     (1,182,000)       (494,000)

Share of Earnings (Loss)
 of Unconsolidated Affiliate                                              --          14,000         (28,000)        218,000

Minority Interest in Income
  of Subsidiaries                                                   (104,000)       (192,000)       (307,000)       (613,000)
                                                                ------------    ------------    ------------    ------------
Loss Before Income
  Tax Provision - Forward                                       $   (244,000)   $   (297,000)   $ (1,517,000)   $   (889,000)


The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    Three months ended               Nine months ended
                                                                       September 30,                   September 30,
                                                                  2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                                                ------------    ------------    ------------    ------------
Loss Before Income
  Tax Provision - Forwarded                                     $   (244,000)   $   (297,000)   $ (1,517,000)   $   (889,000)

Income Tax Provision                                                  (8,000)         (8,000)        (18,000)        (15,000)
                                                                ------------    ------------    ------------    ------------

  Net Loss                                                      $   (252,000)   $   (305,000)   $ (1,535,000)   $   (904,000)
                                                                ============    ============    ============    ============

Basic and Diluted Loss Per Common Share:
  Net Loss                                                      $      (0.03)   $      (0.04)   $      (0.20)   $      (0.12)
                                                                ============    ============    ============    ============

Weighted Average Number of Common Shares:                          7,661,503       7,545,253       7,628,316       7,436,843
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
--------------------------------------------------------------------------------

                                                                    Three months ended               Nine months ended
                                                                       September 30,                   September 30,
                                                                  2 0 0 6         2 0 0 5         2 0 0 6         2 0 0 5
                                                                ------------    ------------    ------------    ------------

Net Loss                                                        $   (252,000)   $   (305,000)   $ (1,535,000)   $   (904,000)

Other Comprehensive Income (Expense):
  Unrealized holding gains (losses) on
   available for sale securities                                          --           1,000          (1,000)          2,000
                                                                ------------    ------------    ------------    ------------
Comprehensive Loss                                              $   (252,000)   $   (304,000)   $ (1,536,000)   $   (902,000)
                                                                ============    ============    ============    ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                               September 30,
                                                                                 2 0 0 6
                                                                               ------------
Assets:
Current Assets:
   Cash                                                                        $  3,135,000
   Patient accounts receivable - net                                                617,000
   Lease receivables                                                                103,000
   Management fees receivable - related parties                                   1,423,000
   Other receivable - related party                                                  92,000
   Note receivable                                                                  486,000
   Accrued interest, note receivable                                                 25,000
   Marketable securities - current                                                    1,000
   Other current assets                                                             410,000
                                                                               ------------

   Total Current Assets                                                           6,292,000
                                                                               ------------
Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements - net                3,775,000
   Equipment held under capitalized lease obligations - net                       5,112,000
                                                                               ------------

   Total Fixed Assets                                                             8,887,000
                                                                               ------------
Other Assets:
   Note Receivable                                                                1,459,000
   Goodwill                                                                       4,811,000
   Security deposit - related party                                                  11,000
   Marketable securities - restricted                                                 1,000
   Other assets                                                                     534,000
                                                                               ------------

   Total Other Assets                                                             6,816,000
                                                                               ------------

   Total Assets                                                                $ 21,995,000
                                                                               ============
Liabilities and Shareholders' Equity:
Current Liabilities:
   Accounts payable                                                            $  1,693,000
   Accounts payable - related parties                                               357,000
   Accrued payroll and benefits                                                     289,000
   Accrued dividends                                                                 44,000
   Other accrued expenses                                                            98,000
    Current portion of notes payable                                              3,454,000
   Current portion of capitalized lease obligations                               2,598,000
                                                                               ------------

   Total Current Liabilities                                                      8,533,000
                                                                               ------------
Long-Term Debt:
   Notes payable - net of current portion                                           922,000
   Subordinated notes payable                                                       417,000
   Deferred interest on subordinated notes payable                                  144,000
   Capitalized lease obligations - net of current portion                         3,165,000
                                                                               ------------

   Total Long-Term Debt                                                           4,648,000
                                                                               ------------

Minority Interest                                                                 1,850,000
                                                                               ------------

Commitments and Contingencies                                                            --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                                         3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
     8,008,261 shares issued; and, 7,661,503 shares outstanding)                     80,000
   Additional paid-in capital, common stock                                      72,134,000
   Accumulated other comprehensive loss                                             (49,000)
   Accumulated deficit                                                          (63,445,000)
   Deferred compensation                                                            (73,000)
   Less:  Common stock (346,758 shares) in treasury at cost                      (1,686,000)
                                                                               ------------

   Total Shareholders' Equity                                                     6,964,000
                                                                               ------------

Total Liabilities and Shareholders' Equity                                     $ 21,995,000
                                                                               ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 2 0 0 6          2 0 0 5
                                                                               ------------    ------------
Cash Flows - Operating Activities
  Net loss                                                                     $ (1,535,000)   $   (904,000)

  Adjustments to reconcile net loss to net cash - Operating Activities:
   Depreciation and amortization                                                  1,478,000       1,191,000
   Share of loss (earnings) of unconsolidated affiliates                             28,000        (218,000)
   Stock-based compensation expense - employee                                      101,000           2,000
   Stock-based compensation expense - consulting fees                                15,000              --
   Loss on sale of investment in unconsolidated affiliate                            14,000              --
   Minority interest in income of subsidiaries                                      307,000         613,000
   Fair value of common stock issued pursuant
     To a subscription termination agreement                                             --         125,000
   Other operating adjustments                                                      162,000           8,000

  Change in assets and liabilities:
     Restricted cash                                                                172,000              --
   Patient accounts receivable - net                                               (218,000)       (395,000)
   Lease receivables                                                               (103,000)             --
     Other receivable - related party                                               (92,000)             --
   Management fees receivable - related parties                                    (629,000)       (640,000)
     Accrued interest note receivable                                               (25,000)             --
   Other current assets                                                            (244,000)          6,000
   Accounts payable                                                                 528,000         250,000
   Accounts payable - related parties                                              (152,000)        (92,000)
   Accrued payroll and benefits                                                     103,000         103,000
   Other accrued expense                                                             44,000          18,000
   Deferred interest on subordinated debt                                            31,000          30,000
                                                                               ------------    ------------

  Net Cash - Operating Activities                                                   (15,000)         97,000
                                                                               ------------    ------------
Cash Flows - Investing Activities
  Purchased fixed assets                                                         (1,085,000)        (79,000)
  Proceeds from sale of subsidiary equity                                                --          26,000
  Sale of investment in unconsolidated affiliate                                    625,000              --
  Other assets, construction & equipment deposits                                   (34,000)       (154,000)
                                                                               ------------    ------------

  Net Cash - Investing Activities                                                  (494,000)       (207,000)
                                                                               ------------    ------------
Cash Flows - Financing Activities
  Proceeds from private placement offering                                               --       1,678,000
  Offering costs                                                                         --        (437,000)
  Loan proceeds                                                                   1,070,000              --
  Payments on notes payable                                                      (1,021,000)       (817,000)
  Payments on capital lease obligations                                            (288,000)        (23,000)
  Proceeds from subsidiaries equity financing                                      (132,000)        177,000
  Transfer subsidiary equity financing proceeds to operations                       (40,000)       (172,000)
  Distributions to minority interest investors                                     (205,000)        (66,000)
  Distributions to minority interest investors - related parties                   (234,000)       (230,000)
                                                                               ------------    ------------

  Net Cash - Financing Activities                                                  (850,000)        110,000
                                                                               ------------    ------------

  Net Change in Cash                                                             (1,359,000)             --

Cash - Beginning of Period                                                        4,494,000       5,065,000
                                                                               ------------    ------------

Cash - End of Period                                                           $  3,135,000    $  5,065,000
                                                                               ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                                    $    431,000    $    489,000
   Income taxes                                                                $     18,000    $     15,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplementary Disclosures of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2006
------------------------------------

         In February 2006, the Company entered into a capital lease obligation having an aggregate net present value of $1,890,000 resulting in a non-cash increase in fixed assets.

         In May 2006, the Company entered into a capital lease obligation having an aggregate net present value of $2,072,000 resulting in a non-cash increase in fixed assets.

         In June 2006, pursuant to a Consulting Agreement between the Company and a consultant, the Company issued to the consultant, a warrant to purchase 60,000 unregistered shares of its Common Stock exercisable at $4.00 per share, which was greater than the fair market value of $1.30 per share, on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $9,000, representing deferred compensation expense which is reported as a separate component of shareholders' equity, and is being amortized over twenty-four months, the term of the Consulting Agreement. In addition, the Company issued to such Consultant 60,000 unregistered shares of the Company's common stock and recorded $78,000 of deferred compensation which is reported as a separate component of shareholders' equity, and is being amortized over the twenty-four month term of the Consulting Agreement.

         In July 2006, The Company sold its investment in an unconsolidated affiliate, Trident. The total sales price was $2,570,000, which included an interest bearing promissory note receivable in the amount of $1,945,000, $486,000 is classified in current assets and $1,459,000 is classified in other assets.


Nine Months Ended September 30, 2005
------------------------------------

         In April 2005, the Company entered into a capital lease obligation having an aggregate net present value of $12,000 resulting in a non-cash increase in fixed assets.


The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(1) Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on Form 10-KSB.

(2) Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements in the Company's Annual Report for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

         As of September 30, 2006, options and warrants issued to employees and consultants pursuant to the Company's long-term stock incentive plan to purchase an aggregate of 1,231,000 shares of common stock at prices ranging from $1.60 to $4.00 per share were outstanding. In connection with a private placement of its securities, in the fourth quarter of 2004 and the first quarter of 2005, the Company granted warrants to purchase an aggregate of 945,000 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,940,625 shares of common stock for $4.00 per share, all of which were outstanding as of September 30, 2006.

         For the three and nine month periods ended September 30, 2006 and 2005, the Company recorded a loss and as a result, the average number of common shares used in the calculation of basic and diluted loss per share is identical and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants which were anti-dilutive for such time period.

(b) Stock-based Compensation

         In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three and nine months ended September 30, 2006, the Company recognized $34,000 and $101,000, respectively, of stock compensation expense related to employee stock options and stock warrants. As of September 30, 2006, there was approximately $427,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted to employees and board members. That cost is expected to be recognized over a weighted-average period of 3.8 years.

         Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period. The Company's pro

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

forma information for the three and nine months ended September 30, 2005, is as follows:

                                                       Three months ended     Nine Months Ended
                                                           September 30,        September30,
                                                             2 0 0 5              2 0 0 5
                                                           ------------         ------------
Net loss as reported                                       $   (305,000)        $   (904,000)
  Add: Stock-based employee compensation
   included in the statement of operations                        1,000                2,000
  Deduct: Stock-based employee compensation as
   determined under the fair value based method                 (26,000)             (77,000)
                                                           ------------         ------------
  Pro forma net loss under SFAS 123                        $   (330,000)        $   (979,000)
                                                           ============         ============

  Basic and diluted net loss per Share:
   As reported                                             $      (0.04)        $      (0.12)
                                                           ============         ============
   Pro forma under SFAS 123                                $      (0.04)        $      (0.13)
                                                           ============         ============

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash, accounts receivable, lease receivables and note receivable. As of September 30, 2006, all of the Company's cash is placed with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2006, the Company had $2,296,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three month period ended September 30, 2006, $490,000, or 48% of net patient service revenue was from Medicare and $416,000, or 40% of net patient service revenue was from Blue Cross/Blue Shield. During the nine month period ended September 30, 2006, $1,535,000, or 51% of net patient service revenue was from Medicare, $807,000, or 27% of net patient service revenue was from Blue Cross/Blue Shield. During the three months ended September 30, 2005, $478,000, or 54% of net Patient service revenue was from Medicare, $169,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield. During the nine month period ended September 30, 2005, $1,289,000, or 48% of net patient service revenue was from Medicare, $570,000, or 21% of net patient service revenue was from Blue Cross/Blue Shield, and $4,000, or .2% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier"), a wholly owned subsidiary of the Company. The Company's lease revenue and lease receivables were generated from three physician groups. During the three and nine month periods ended September 30, 2006, total lease revenue was $212,000 and $255,000, respectively, of which one physician group accounted for 44% ($94,000) and 49% ($125,000), respectively. As of September 30, 2006,
$292,000, or 41%, of patient accounts receivable were due from Medicare and $98,000, or 14%, of patient accounts receivable were due from Blue Cross/Blue Shield. As of September 30, 2006, total lease receivables due from the three physician groups amounted to $103,000, of which one physician group accounted for 54% of the total lease receivables. The Company does not require collateral to support accounts and lease receivables or financial instruments subject to credit risk. On July 11, 2006 the Company received a secured promissory note of $1,945,000 from Trident Advisors, Inc., in connection with the Company's sale of its investment in Trident Growth Fund, L.P. ("Trident").

(d) Lease Revenue

         In connection with the opening of its PET imaging center in Jacksonville, Florida, in June 2006, the Company leases time on its PET/CT equipment to physician groups at agreed upon fixed rates. Lease revenue is recognized pursuant to the terms of the respective lease agreements.

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

         In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

         In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is not expected to have a material impact on the Company's consolidated financial statements.

         In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective at the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

         In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)(SFAS 158). SFAS 158 requires an employer to recognize an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan). Any changes in the funded status will be recognized in the year in which the changes occur through comprehensive income. SFAS 158 also requires that employers measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. SFAS 158 is not expected to have a material impact on the Company's consolidated financial statements.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.


(3) PET Imaging Centers

         As of September 30, 2006, the Company owns and or operates seven PET imaging centers and is developing an eighth imaging center in Tamarac, Florida.

         The Company operates its PET imaging centers either through direct ownership or through Administrative Services Agreements and is responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that it operates.

         The Company owns and operates PET imaging centers in Wichita, Kansas, Parsippany, New Jersey and Jacksonville, Florida, and manages PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills, New York, and East Setauket, New York. Additional details on such facilities are as follows:

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Center                                      Managed By                                 Location                      Start Date
------                                      ----------                                 --------                      ----------
Premier PET Imaging of Wichita, LLC         Premier PET Imaging of Wichita, LLC        Wichita, Kansas               August 2001
Rockville PET Imaging, P.C.                 Premier PET of Long Island, LLC            Rockville Centre, New York    October 2002
Premier PET Imaging of New Jersey, Inc.     Morris County PET Management, LLC          Parsippany, New Jersey        February 2003
Premier PET Imaging of Hialeah, Inc,        Hialeah PET Management, LLC                Hialeah, Florida              February 2003
Forest Hills PET Imaging, P.C.              PET Management of Queens, LLC              Forest Hills, New York        December 2004
Advanced PET Imaging                        Suffolk PET Management, LLC                East Setauket, New York       February 2006
Premier PET Imaging of Jacksonville, LLC    Premier PET Imaging of Jacksonville, LLC   Jacksonville, Florida         June 2006
Premier PET Imaging of Tamarac, LLC         Premier PET Imaging of Tamarac, LLC        Tamarac, Florida              Under
                                                                                                                     development

(4) Establishment of New PET Imaging Centers

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

         Suffolk provides management and administrative services to Advanced PET Imaging ("Advanced PET"), a professional corporation owned by the investor who purchased the 49 Suffolk Units, which operates the PET imaging center in East Setauket, New York pursuant to a Turnkey License and Services Agreement dated August 10, 2005, between Suffolk and Advanced PET (the "Turnkey License"). The Turnkey License has a term of fifteen years, is subject to a renewal option for successive five year periods and provides for administrative services fees payable by Advanced PET from PET imaging center revenues that may not exceed $250,000 per month during the first six months and $350,000 per month thereafter. Suffolk subleases the premises, which was leased by the Company from an entity owned by the investor, for the operations of the PET imaging center and made the PET scanning and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Advanced PET for use by Advanced PET in its operations of the PET imaging center during the term of the Turnkey License. The Turnkey License provides for a full range of day to day non-professional management and business office services to Advanced PET in consideration of the service fees payable to Suffolk thereunder. For the three and nine months ended September 30, 2006, Suffolk has recognized $286,000 and $502,000, respectively, of management fee revenue for the services it rendered to Advanced PET pursuant to the Turnkey License. The Turnkey License also provides for Suffolk to advance certain sums from its working capital to Advanced PET to enable Advanced PET to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Advanced PET, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the Turnkey License or sooner from certain payments that may be received by Advanced PET from revenues generated from its operations.

         Advanced PET has granted Suffolk a security interest in all of its assets as collateral security for Advanced PET's obligation to pay such service fees and advances to Suffolk.

         On August 10, 2005, the Company entered into a separate premises lease with an affiliated entity of the minority investor in Suffolk for the facility in which Advanced PET operations will be conducted. The lease is for a ten year period with two five year renewal options and commenced in February, 2006. The monthly base rent during the term of the lease is $5,612. On October 1, 2005, the Company paid a total of $11,224 to the landlord as a security deposit. For the three and nine months ended September 30, 2006, the Company incurred lease expense of approximately $36,000 and $69,000, respectively.

         On February 28, 2006, the Company utilized the remaining available funds from a construction loan provided by General Electric Capital Corporation ("GE Cap") to make the leasehold improvements for the Company's Suffolk PET imaging center. The Company executed a promissory note to repay the principal balance outstanding of $485,000 over a term of eighty-four months with a fixed rate of interest of 8.87%.

         On February 28, 2006, the Company executed a loan agreement with GE Cap for the PET/CT scanning equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $1,890,000 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%. The equipment has a one year manufacturer's warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         On February 28, 2006, the Company executed a loan agreement with GE Cap for hot lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,214 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%.

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

         On March 6, 2006, the Company entered into a capital lease transaction of $2,072,000 for the PET/CT scanning equipment, a $52,000 loan agreement for the hot lab equipment and a $457,000 construction loan with GE Cap for the Company's construction of its' PET imaging center in Jacksonville, Florida. The capital lease commenced upon the Company accepting delivery of the equipment in May 2006. The capital lease has a term of eighty-four months with a fixed rate of interest of 8.69%. The PET/CT scanning equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000. The hot lab equipment loan is being repaid over a time of 84 months with a fixed rate of interest of 8.69% and the construction loan is being repaid over a term of 60 months with a fixed rate of interest of 9.19%. The capital lease and loans require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of September 30, 2006, the Company was not in compliance with the debt to tangible net worth ratio.

         During the second quarter of 2006 the Company, through its wholly owned subsidiary, Premier PET Imaging International Inc. ("Premier") made an equity investment of $140,000 in Premier PET Imaging of Jacksonville, LLC ("Jacksonville"). As of September 30, 2006, Premier owns 100% of Jacksonville.

         The PET imaging center in Jacksonville commenced operations and started generating lease revenues in June, 2006, pursuant to Lease Agreements, and management fee revenue pursuant to a Letter Agreement dated May 4, 2006, with a related party radiology company. Pursuant to the Letter Agreement Jacksonville receives an amount equal to the revenues actually received by the related party radiology company from the imaging and related services performed at the Jacksonville PET imaging center less a fee of $170 per scan for radiology reading, interpretation, and billing and collections fees of 5% of patient service revenue collected. The term of the Letter Agreement is two years and is subject to renewal for five successive two year periods unless intention of not to renew is received at least twelve months prior to the end of the existing term. For the three and nine month periods ended September 30, 2006, Jacksonville has recognized lease revenue of $212,000 and $255,000, respectively, and management fee revenue of $223,000 and $275,000, respectively.

(5) Expansion of Rockville Centre PET Imaging Center

         In November, 2006, the Company anticipates entering into a capital lease transaction of $1,900,000 for PET/CT scanning equipment, an $80,000 capital lease transaction for a PET/CT Workstation ("Workstation) and a $350,000 leasehold improvement loan with Siemens Medical Solutions USA, Inc. ("Siemens) for the Company's expansion of its' PET imaging center in Rockville Centre, New York. The capital leases will commence upon the Company accepting delivery of the equipment. The PET/CT and Workstation capital leases will each have a term of eighty-four months with a fixed rate of interest of 9.32%. The leasehold improvement loan will be repaid over a term of sixty months with a fixed rate of interest of 9.51%. As of September 30, 2006, the Company has utilized $169,000 of the $350,000 available loan proceeds from the leasehold improvement loan. Subsequent to September 30, 2006, the Company has utilized an additional $83,000 of the available loan proceeds. Upon acceptance of the PET/CT, the Company will enter into a five year equipment service agreement. The first year of the agreement is covered under the manufacturers warranty with no monthly payments required; the remaining four years will include 48 monthly payments of approximately $14,000 per month.

(6) Dissolution of Proposed Bethesda PET Imaging Center

         During the first quarter of 2006, Premier and independent investors in Bethesda PET Management LLC, elected to discontinue the development of a PET imaging center in Bethesda, Maryland and Premier returned to such independent investors $132,000 of the $172,000 being held in escrow after deducting expenses of $40,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(7) Sale of Investment in Unconsolidated Affiliate

         The Company entered into an agreement in November 2005 with the General Partner of Trident to sell to it or its affiliates such 24.1% interest for the greater of $2,525,000 or the book value of such interest on the date of closing of such sale. On July 10, 2006, the Company entered into an agreement to amend the November 25, 2005, agreement (the "Amendment"). The Amendment changed the provisions to include a closing date of July 11, 2006 and a purchase price of $2,570,000 which resulted in the Company recording a loss on sale of $14,000. The purchase price was payable by a cash down payment of $625,000 into an escrow account which was released to the Company on August 14, 2006, and the remaining purchase price of $1,945,000 is due under a four year Secured Promissory Note ("Note"). Payments under the Note are due in four annual installments in which the payment amount is the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors, Inc. from Trident in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. The Note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%.

         The condensed results of operations and financial position of Trident is summarized in the following table.

                                                        Three months ended             Nine Months Ended
                                                           September 30,                September 30,
                                                           ------------          ----------------------------
                                                             2 0 0 5               2 0 0 6         2 0 0 5
                                                           ------------          ------------    ------------
Income                                                     $    663,000          $    981,000    $  1,920,000
Operating expenses                                             (491,000)           (1,169,000)     (1,503,000)
Investment (losses) gains                                      (112,000)               71,000         489,000
                                                           ------------          ------------    ------------
Net (loss) income                                          $     60,000          $   (117,000)   $    906,000
                                                           ------------          ------------    ------------

  Company Ownership Percentage                                       24%                   24%             24%
                                                           ============          ============    ============

  Share of (Loss) Earnings of Unconsolidated Affiliate           14,000               (28,000)        218,000
                                                           ============          ============    ============

 (8) Death of a Board Member

         On February 26, 2006 Dr. Mishrick, our independent director, and Audit Committee member died.

(9) Federal Deficit Reduction Act of 2005

         In February 2006, Congress passed the Federal Deficit Reduction Act of 2005 (the "DRA") which materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). Currently, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure is $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS is $1,150 and $1,250, respectively. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business. During the third quarter, the Company started to

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

experience a reduction in Medicare reimbursements at its PET imaging centers in Parsippany, New Jersey and Rockville Centre, New York. The average reimbursement reduction was approximately 23%. Additionally, the Registrant contemplates that reimbursements under managed contracts wherein pricing may or may not be based on Medicare reimbursement rates will also be subject to reduction during future periods.

         On November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national rate for PET scans will be reduced from the current rate of $1,150 per scan to $855 per scan effective January 1, 2007. The national rate for PET/CT scans will be reduced from the current rate of $1,250 per scan to $950 per scan effective January 1, 2007.

         For the three and nine month periods ended September 30, 2006, the Company estimates that approximately 36% and 39%, respectively, of the Company's revenue was billed directly to the Medicare program, which has decreased from approximately 48% and 46%, respectively, of the Company's revenue billed directly to the Medicare program for the comparative 2005 periods. If the DRA had been in effect for such periods, the Company estimates the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and increased the Company's net loss by $550,000 and $1,540,000, respectively, for the three and nine month periods ended September 30, 2006, and $500,000 and $1,429,000, respectively, for the comparative 2005 periods.

         In addition, the DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts. Effective January 1, 2006, CMS pays 100% of the technical component of the higher priced imaging procedure and 75% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. The Company believes that the implementation of this reimbursement reduction in 2006 has not had a significant impact on the Company's financial condition and results of operation.

(10) Consulting Agreement

         On June 1, 2006, the Company entered into an agreement with a consultant (the "Consulting Agreement") providing for the performance by such consultant of certain investor and financial relations services during a two year period commencing on June 1, 2006, subject to earlier termination as provided for in the Consulting Agreement. The terms of the Consulting Agreement provide that the Company pay such consultant a monthly consulting fee of $5,000 for the three month period commencing June 1, 2006 through August 31, 2006 and issue to such consultant 60,000 unregistered shares of the Company's common stock together with a common stock purchase warrant to purchase up to 60,000 unregistered shares of the Company's common stock during a five year period at an exercise price equal to the closing price of the Company's publicly traded shares of common stock on the date of issuance of such warrant (but in no event less than $4 per share). For the three and nine month period ending September 30, 2006 the consulting expense was $11,000 and 15,000 respectively. On the date of issuance of such warrant, the fair-market value was $1.30 per share and as such the warrant was issued with an exercise price of $4.00 per share. In connection with the issuance of the unregistered shares, the Company recorded $78,000 of deferred compensation which is being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $4,000 is included in consulting expense in the accompanying consolidated statements of operations. In addition, the Company recorded deferred compensation related to the issuance of the common stock purchase warrant of $9,000 which is also being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $400 is included in consulting expense in the accompanying consolidated statements of operations. In calculating the $9,000 value of the common stock purchase warrant the Company used an exercise price of $4.00 per share, a term of two years, volatility of 69.60%, a dividend rate of 0%, and a risk-free interest rate of 4.92%. The consultant is entitled to receive up to an aggregate of an additional 290,000 shares of the Company's common stock subject to and based upon attaining five Aggregate Market Capitalization performance milestones as defined and otherwise provided in the Consulting Agreement. The Company has agreed to include the shares of common stock issued to the consultant under the Consulting Agreement in its current Registration Statement, at the Company's cost.

(11) Debt Compliance

         A majority of the Company's capital leases and loans require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of September 30, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, the applicable loans ($1,884,000) and capital lease obligations ($2,020,000) have been classified as current liabilities in the accompanying

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

consolidated balance sheet. However, based on our historical relationship with our senior creditors and given that we are current in all debt service and lease payments under such agreements, we do not anticipate that a demand for payment under such loans or leases will be made as long as we remain current with such debt service payments.

(12) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During the three months ended September 30, 2006 and 2005, Mr. Blessey billed the Company for legal fees of $77,000 and $103,000 respectively, (of which $18,000 was recorded as stock offering costs for the three months ended September 30, 2005). During the nine months ended September 30, 2006 and 2005, Mr. Blessey billed the Company for legal fees of $247,000 and $329,000, respectively, (of which $174,000 was recorded as stock offering costs for the nine months ended September 30, 2005). At September 30, 2006, the Company owes Mr. Blessey $331,000.

(b) Stephen A. Schulman, MD is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During each of the three month periods ended September 30, 2006 and 2005, the Company made aggregate lease payments of $13,000 for a building that houses our PET imaging center in Wichita, Kansas, to a company controlled by Dr. Schulman. During each of the nine month periods ended September 30, 2006 and 2005, the Company made aggregate lease payments of $40,000 for a building that houses its Wichita PET imaging center and during the nine months ended September 30, 2005, paid $4,000, for the Company's former administrative offices in Boca Raton, Florida, to companies controlled by Dr. Schulman. During the three month periods ended September 30, 2006 and 2005, the Company incurred billing and collection expenses of $28,000 and $29,000, respectively, and CT fusion scan fees of $6,000 and $5,000, respectively, both payable to companies controlled by Dr. Schulman. During the nine month periods ended September 30, 2006 and 2005, the Company incurred billing and collection expenses of $81,000 and $117,000, respectively, and CT fusion scan fees of $22,000 and $17,000, respectively to companies controlled by Dr. Schulman. For the nine month period ended September 30, 2005 the Company paid Dr. Schulman $18,000, for consulting services rendered. At September 30, 2006, the Company owes the entities controlled by Dr. Schulman $10,000. During the nine month period ended September 30, 2005, $4,000 of the Company's net patient service revenue was from Diagnostic Radiology Network, a company controlled by Dr. Schulman.

         At September 30, 2006, the Company is owed $92,000 from Premier Health Imaging International, Inc. ("Premier Health") a company owned by Dr. Schulman. Such amount relates to patient account collections which were collected by Premier Health and embezzled by one of its employees. The Company is currently pursuing all avenues to collect the $92,000 that it is owed. Such amount is classified on the balance sheet as other receivable - related party. During the third quarter of 2006, the Company, together with its independent auditors, commenced a forensic review of Premier Health's billing and collection records as it relates to the billing and collections of the Company's outstanding patient accounts receivables. The forensic review is still being conducted and as of September 30, 2006, we have confirmed that the amount embezzled was approximately $156,000, of which $107,000 belongs to the Company's PET imaging center in Parsippany, New Jersey; and $49,000 belongs to the Company's PET imaging center in Wichita, Kansas. During the third quarter and October of 2006, the Company received payments from Premier Health of $89,000, which reduced the embezzled balance to $67,000, of which $56,000 belongs to the Company's PET imaging center in Parsippany, New Jersey and $11,000 belongs to the Company's PET imaging center in Wichita, Kansas.

(c) Edward Bright is the Chairman of the Board of the Company. For each of the three month periods ended September 30, 2006 and 2005, the Company incurred $15,000 of consulting expenses for services rendered by Mr. Bright. During the nine month periods ended September 30, 2006 and 2005, the Company incurred $45,000 and $15,000, respectively, of consulting expenses for services rendered by Mr. Bright.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC ("PET LI"). Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET imaging center in Rockville Centre, New York, and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center managed by PET LI. Management fees earned by PET LI from its management of the PET imaging center during the three month periods ended September 30, 2006 and 2005 were $396,000 and $645,000, respectively, and during the nine month periods ended September 30, 2006 and 2005 were $1,296,000 and $2,081,000, respectively. As of September 30, 2006, the PET imaging center owes PET LI $380,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended September 30, 2006 and 2005, the radiology company received equity distributions of $34,000 and $71,000, respectively, and during the nine month periods ended September 30, 2006 and 2005 received equity distributions of $194,000 and $208,000, respectively.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(e) A radiologist owns 11% of Hialeah PET Management LLC ("Hialeah Management"). Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET imaging center in Hialeah, Florida, and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Hialeah Management from its management of the PET imaging center during the three month periods ended September 30, 2006 and 2005, were $341,000 and $322,000, respectively, and during the nine month periods ended September 30, 2006 and 2005, were $1,025,000 and $985,000, respectively. As of September 30, 2006, the PET imaging center owes Hialeah Management $326,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For the three month periods ended September 30, 2006 and 2005, Hialeah Management incurred and paid $11,000 and $10,000 respectively, for premises rent and for the nine month periods ended September 30, 2006 and 2005, incurred $32,000 and $30,000, respectively, for premises rent. Additionally, Hialeah pays equity distributions to its owners. During the nine month period ended September 30, 2006, the radiology Company received equity distributions of $11,000 and during the three and nine month periods ended September 30, 2005, the radiology company received equity distributions of $11,000.

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET imaging center in Forest Hills, New York, and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by Queens Management from its management of the PET imaging center during the three months ended September 30, 2006 and 2005, were $424,000 and $152,000, respectively, and during the nine months ended September 30, 2006 and 2005, were $1,155,000 and $299,000, respectively. As of September 30, 2006, the PET imaging center owes Queens Management $295,000.

(g) A radiology group owns 6.5% of Morris PET Management LLC, ("Morris Management"), and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"), the Company's PET imaging center in Parsippany, New Jersey. For the three month periods ended September 30, 2006 and 2005 PET NJ incurred radiology reading expenses of $53,000 and $57,000 respectively, and for the nine month periods ended September 30, 2006 and 2005, incurred radiology reading expenses of $157,000 and $148,000, respectively. At September 30, 2006 PET NJ owes the radiology group $16,000. Additionally, Morris Management, the entity that manages PET NJ pursuant to an Administrative Services Agreement, pays equity distributions to its owners. During the three month period ended September 30, 2006, the radiology group received equity distributions of $7,000 and during the nine month periods ended September 30, 2006 and 2005 received equity distributions of $26,000 and 8,000, respectively.

(h) For the three and nine month periods ended September 30, 2006 and 2005, the Company incurred marketing expenses of $90,000 and $58,000, respectively, and $248,000 and $156,000, respectively, with marketing entities related to the Company via employee and or investor relationships, for marketing expenses relating to efforts to expand the physician referral base and scan volume of our PET imaging centers all of which have been paid as of September 30, 2006. Additionally, a principal of one of the marketing entities received equity distributions of $3,000, from Hialeah Management for each of the three and nine month periods ended September 30, 2006 and 2005.

(i) Advanced PET Imaging ("Advanced PET"), the Company's PET imaging center in East Setauket, New York commenced operations in February 2006. A radiologist owns 49% of Suffolk PET Management ("Suffolk"). Pursuant to a Turnkey License and Services Agreement, Suffolk manages Advanced PET and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk from its management of the PET imaging center, for the three and nine month period ended September 30, 2006, were $286,000 and $502,000, respectively. As of September 30, 2006 the PET imaging center owes Suffolk $178,000. Suffolk pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk. For the three and nine month periods ended September 30, 2006 Suffolk incurred and paid $36,000 and $69,000, respectively, for premises rent. In 2005 the Company paid $11,000 to the entity owned by the radiologist as a security deposit for the premises.

(j) On October 25, 2005, the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D., the Company's Chief Medical Officer. During the three and nine month periods ended September 30, 2006, the Company incurred $51,000 and $176,000, respectively, of radiology reading expenses and $7,000 and $20,000, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement.

(k) A related radiology company has a Facility Lease Agreement with Jacksonville, pursuant to a Letter Agreement dated May 4, 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the three

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

and nine month periods ended September 30, 2006 were $223,000 and $275,000, respectively. As of September 30, 2006, the radiology company owes Jacksonville $244,000.

(l) Our PET imaging center in Jacksonville, Florida, commenced operations in June 2006. For the three and nine month periods ended September 30, 2006, the Company incurred general and administrative expenses of $6,000 and $14,000, respectively, with an entity related to the Company through an investor relationship. The entity is one of the marketing entities noted previously in
(h) above.

(13)  Commitments and Contingencies

         The Company signed a premises lease on May 5, 2006 pursuant to which it will lease space for use as a PET imaging center in a building to be constructed in Jacksonville, Florida. However, if the landlord fails to complete construction of the building and obtain a certificate of occupancy by January 1, 2008, the Company can terminate the lease. If and when the lease commences the lease term will be for ten years with a five year renewal option. The Company deposited $20,000 as security under this lease but has no obligation to pay any rent thereunder until 90 days after the landlord notifies the Company, if it does, that the construction of the building and the work required to be done by the landlord in the leased premises has been completed. There can be no assurance that the Company will establish a PET imaging facility pursuant to this lease.

         In August 2006, the Company renewed its property and casualty and general liability insurance policies. In connection with such renewals, the deductibles pertaining to hurricane wind and hail coverage for Hialeah have increased from the prior year due to the excessive hurricane damage in the state of Florida during 2005. The deductible increased from approximately $82,000 to $375,000. The deductible for hurricane wind and hail coverage for Jacksonville is approximately $161,000.

         During the third quarter, the Company signed a premises lease to which it will lease space for use as a PET imaging center in Tamarac, Florida. The lease will commence one hundred twenty days after the landlord delivers the premises to the Company. As of November 17, the Company has not been notified as to the delivery date of the premises. The term for the premises lease will be for ten years with a ten year renewal option. Upon lease commencement the Company will be required to pay a security deposit of $7,000. The monthly rent will be approximately $4,500 a month (which includes estimated taxes and the Company's proportionate share of operating expenses). Commencing in the third year of the lease, the monthly rental will be adjusted for cost of living adjustments.

         The Company entered into an agreement with Octagon Trading Group, LLC ("Octagon") on September 18, 2006 for certain compensation with respect to any financing that may be obtained by the Company from investors introduced ("Introduced Party") to the Company by Octagon. In the event that the Company receives financing from an Introduced Party, Octagon will receive a cash fee in an amount equal to 8% of the gross amount financed. If the Introduced Party receives a warrant in connection with the financing, ,a common stock purchase warrant entitling Octagon to receive such number of unregistered shares of the Company's stock equal to 8% of the number of shares of common stock issued to the applicable Introduced Party with respect to the Financing (the "Warrant"). The Warrant shall have a term of five years on the date of closing of the financing, and will be exercisable at the same price as any warrant issued to such Introduced Party, and shall have cashless exercise rights and a one time "piggyback" registration right and shall otherwise be in a form and substance acceptable to Octagon. In addition, Octagon will be entitled to receive a cash fee in the amount equal to 8% of the total amount of any additional financing that may be received from the Introduced Party, provided that the proceeds of such additional financing is received by the Company on or before October 1, 2008. As of September 30, 2006, the Company has not incurred any expense relating to this agreement and has not issued any securities or potential securities. The agreement was terminated on October 18, 2006 with the Company incurring no expense and issuing no securities or potential securities relating to the agreement.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward- Looking Disclosure

         This Quarterly Report of The Sagemark Companies Ltd., including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Annual Report for the year ended December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on Form 10-KSB, and those described in any other filings which we make with the SEC, as well as the risk that at September 30, 2006, the Company was not in compliance with a debt covenant that requires the Company to maintain a debt to tangible net worth ratio that does not exceed three to one, reduced reimbursement rates resulting from the passage of the Federal Deficit Reduction Act of 2005, and increased deductibles pertaining to hurricane wind and hail insurance policies. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

         We are engaged in the operation and management of out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and PET and computed tomography (PET/CT) imaging systems (collectively referred to as PET imaging centers). PET and PET/CT imaging are advanced medical diagnostic imaging procedures used by physicians in the detection of certain cancers, coronary disease and neurological disorders such as Alzheimer's Disease. As of September 30, 2006, we own and or operate seven PET imaging centers and are developing an eighth imaging center in Tamarac, Florida.

         We own and operate PET imaging centers in Wichita, Kansas, Parsippany, New Jersey and Jacksonville, Florida, and manage PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills, New York, and East Setauket, New York. Additional details on such facilities are as follows:


Center                                      Managed By                                Location                      Start Date
------                                      ----------                                --------                      ----------
Premier PET Imaging of Wichita, LLC         Premier PET Imaging of Wichita, LLC       Wichita, Kansas               August 2001
Rockville PET Imaging, P.C.                 Premier PET of Long Island, LLC           Rockville Centre, New York    October 2002
Premier PET Imaging of New Jersey, Inc.     Morris County PET Management, LLC         Parsippany, New Jersey        February 2003
Premier PET Imaging of Hialeah, Inc,        Hialeah PET Management, LLC               Hialeah, Florida              February 2003
Forest Hills PET Imaging, P.C.              PET Management of Queens, LLC             Forest Hills, New York        December 2004
Advanced PET Imaging                        Suffolk PET Management, LLC               East Setauket, New York       February 2006
Premier PET Imaging of Jacksonville, LLC    Premier PET Imaging of Jacksonville, LLC  Jacksonville, Florida         June 2006
Premier PET Imaging of Tamarac, LLC         Premier PET Imaging of Tamarac, LLC       Tamarac, Florida              Under
                                                                                                                    development

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

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own, as well as for those that we manage, we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements, and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the business model under which a new PET imaging center is established is based primarily on the applicable state laws regarding the ownership of such facility.

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the nine months ended September 30, 2006, was 56 compared to 42 for the year ended December 31, 2005. As of September 30, 2006, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $617,000.

         The following table presents our net accounts receivable aging by payor class as of September 30, 2006:

                                                31-60            61-90        91 days or
                               Current           days             days          greater          Total
                             ------------    ------------    ------------    ------------    ------------
Managed care                 $    121,000    $     45,000    $     29,000    $    131,000    $    326,000
Medicare/Medicaid                 108,000          64,000          34,000          58,000         264,000
Commercial                          6,000           3,000           8,000          10,000          27,000
                             ------------    ------------    ------------    ------------    ------------
Total                        $    235,000    $    112,000    $     71,000    $    199,000    $    617,000
                             ============    ============    ============    ============    ============

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of September 30, 2006, our receivables do not include any amounts which are in legal collections.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         At September 30, 2006, the Company's contractual allowance balance is $497,000 which is a $156,000 increase from the balance at December 31, 2005. $167,000 of the increase resulted from an increase in patient accounts receivable prior to contractual allowances of $375,000 and a decrease of $11,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at September 30, 2006 is 44% compared to 46% at December 31, 2005. For each one percentage point increase in the contractual allowance percentage the Company's net patient service revenue would be decreased by approximately $5,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would be increased by approximately $5,000.

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

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three and nine months ended September 30, 2006, the Company recognized $34,000 and $101,000, respectively, of stock compensation expense related to employee stock options and stock warrants. As of September 30, 2006, there was approximately $427,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 4.1 years. Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. If we adopted the accounting requirements of SFAS 123(R) in 2005, our results of operations would have been negatively affected as disclosed in Note 2(b) to the September 30, 2006 unaudited consolidated financial statements.

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

Results of Operations

         The following discusses and compares our results of operations for the three and nine month periods ended September 30, 2006 and 2005.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Revenues

         Our sources of revenues come from net patient service revenues from the PET imaging centers which we own, lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups, and management fees from the PET imaging centers which we manage pursuant to service and license agreements. Total revenues for the first nine months of 2006 represent a net increase of approximately $1,491,000 from the first nine months 2005 of which $348,000 was an increase in net patient service revenues, $255,000 was an increase in lease revenue from our PET imaging center in Jacksonville, Florida and $888,000 was an increase in management fees, of which $777,000 was from our PET imaging center in East Setauket, New York and our PET imaging center in Jacksonville, Florida. Total revenues for the third quarter of 2006, represent a net increase of approximately $912,000 from the third quarter 2005 of which $149,000 was an increase in net patient service revenues, $212,000 was an increase in lease revenue, and $551,000 was an increase in management fees. Of the increase in lease revenue, 100% was from our PET imaging center in Jacksonville, Florida which became operational in June of the second quarter of 2006. Of the increase in management fees, our $41,000 was from existing centers and an increase in management fees of $509,000 from the PET imaging centers in East Setauket, New York and Jacksonville, Florida which became operational in the first and second quarters of 2006, respectively. The increase in management fee revenues generated by our existing PET imaging centers can be attributed to increased procedure volume.

         The number of imaging procedures performed by the PET imaging centers that we directly own trended upwards by 1% and 15%, respectively, when comparing the three and nine month periods ending September 30 of 2006 to 2005. Correspondingly, the combined net patient service revenues of the two PET imaging centers that we directly own trended upwards from the 2005 three and nine months periods. Our PET imaging center in Wichita, Kansas, increased its revenues by $66,000, or 27%, for the third quarter of 2006 and increased its revenues $271,000, or 33%, for the first nine months of 2006. Our PET imaging center in Parsippany, New Jersey, increased its revenues by $83,000, or 13%, for the third quarter of 2006 and increased its revenues $77,000, or 4% for the first nine months of 2006. During the third quarter of 2006, $490,000, or 48%, of net patient service revenue was from Medicare and $416,000, or 40%, of net patient service revenue was from Blue Cross/Blue Shield. During the third quarter of 2005, $478,000, or 54%, of net patient service revenue was from Medicare and $169,000, or 19%, of net patient service revenue was from Blue Cross/Blue Shield. During the first nine months of 2006, $1,535,000, or 51%, of net patient service revenue was from Medicare and $807,000, or 27%, of net patient service revenue was from Blue Cross/Blue Shield. During the first nine months 2005, $1,289,000, or 48%, of net patient service revenue was from Medicare and $570,000, or 21%, of net patient service revenue was from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable instruments subject to credit risk.

         The number of imaging procedures performed by the PET imaging centers which we manage increased by 61% when comparing the third quarter of 2006 to the third quarter of 2005 and increased by 51% when comparing the first nine months of 2006 to the first nine months of 2005. Of the comparative quarter and nine month period procedure growth approximately 29% and 31% was generated by Suffolk and 38% and 20% was generated by our PET imaging center in Jacksonville, Florida. Management fees from our PET imaging center in Rockville Centre, New York, decreased by $250,000, or 39%, for the third quarter of 2006 and decreased its revenues by $784,000, or 38%, for the first nine months of 2006. The decrease in management fee revenues generated by our PET imaging center in Rockville Centre is attributed to: (i) the recognition of revenue based on the net realizable value of the practice groups patient accounts receivable outstanding as opposed to their net collections commencing in the second quarter of 2005, which resulted in a one time increase of $513,000 from previously unrecognized management fee revenue for the first nine months of 2005, (ii) a 15% decrease in our Rockville Centre PET imaging center scan volume for the comparative quarter and 17% for the nine-month period, and (iii) a 22% reduction in Rockville Centre's Medicare reimbursements during the third quarter of 2006. Management fees from our PET imaging center in Hialeah, Florida increased by $18,000, or 6%, for the third quarter of 2006 and increased its revenues by $39,000, or 4%, for the first nine months of 2006. Our PET imaging center in Forest Hills, New York, became operational in December 2004 and did not begin generating management revenues until the second quarter of 2005. Our Forest Hills PET imaging center generated management revenues of $424,000 for the third quarter of 2006 and $1,155,000 for the first nine months of 2006 compared to $151,000 and 299,000, respectively, for the three and nine months period ending September 30, 2005. Our PET imaging center in East Setauket, New York became operational in the first quarter of 2006 and generated management revenues of $286,000 for the third quarter and $501,000 for the first nine months of 2006. Our PET imaging center in Jacksonville, Florida became operational in the second quarter of 2006 and generated management fee revenues of $224,000 in the third quarter and $276,000 for the first nine months of 2006. The Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of the practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and the applicable practice groups.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         We attribute the overall increase in the number of imaging procedures performed by all of our centers, and therefore the increase in revenues when comparing the first nine months of 2006 to 2005, to the success of our marketing efforts and the increased awareness of our PET imaging centers by the physicians to whom we market our services. Future period to period increases in procedures performed, if any, may not result in corresponding increases in revenues due to the Federal Deficit Reduction Act of 2005 (the "DRA"), passed by Congress in February 2006. The DRA materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business. During the third quarter, the Company started to experience a reduction in Medicare reimbursements at its PET imaging centers in Parsippany, New Jersey and Rockville Centre, New York. The average reimbursement reduction was approximately 23%. Additionally, the Registrant contemplates that reimbursements under managed contracts wherein pricing my or may not be based on Medicare reimbursement rates will also be subject to reduction during future periods.

         On November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national rate for PET scans will be reduced from the current rate of $1,150 per scan to $855 per scan effective January 1, 2007. The national rate for PET/CT scans will be reduced from the current rate of $1,250 per scan to $950 per scan effective January 1, 2007. Currently, the Company bills directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. Currently, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure is $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS is $1,150 and $1,250, respectively.

         For the three and nine month periods ended September 30, 2006, the Company estimates that approximately 36% and 39%, respectively, of the Company's revenue was billed directly to the Medicare program, which has decreased from approximately 48% and 46%, respectively, of the Company's revenue billed directly to the Medicare program for the comparative 2005 periods. If the DRA had been in effect for such periods, the Company estimates the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and increased the Company's net loss by $550,000 and $1,540,000, respectively, for the three and nine month periods ended September 30, 2006, and $500,000 and $1,429,000, respectively, for the comparative 2005 periods.

Operating Expenses

         The operating expenses of the PET imaging centers increased $522,000, or 47%, when comparing the third quarters of 2006 and 2005 and increased $1,406,000, or 43%, when comparing the first nine months of 2006 and 2005. The most significant increase in operating expenses is attributed to its PET imaging centers in East Setauket, New York and Jacksonville, Florida which were not operational for the 2005 comparative periods. For the third quarter of 2006, Suffolk and Jacksonville added operating expenses of $189,000 and $294,000, respectively, and for the first nine months of 2006 added operating expenses of $440,000 and $526,000 respectively. Other operating expense increases for the third quarter and first nine month comparative periods includes: (i) variable costs of $9,000 and $241,000, respectively, related to increased procedure volume, (ii) PET imaging and computer equipment maintenance of $51,000 and $110,000, respectively, due to the December 31, 2005, expiration of warranty coverage on the PET imaging equipment at our Forest Hills center, and (iii) an increase in salaries and benefits of $23,000 and $147,000, respectively, from the hiring of additional marketing staff. Corporate operating expenses increased $328,000, or 37% when comparing the third quarter of 2006 and 2005, and increased $653,000, or 23%, when comparing the first nine months of 2006 and 2005, due primarily to an increase in corporate payroll and radiology cost from:

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

(i) the hiring of our Chief Medical Officer in October 2005, (ii) stock based compensation expense of $34,000 and $101,000 for stock warrants and stock options granted to our Chief Medical Officer and our Vice-President of Operations, and (iii) an increase in depreciation expense of $158,000 and $286,000 relating to equipment and leasehold improvements at our PET imaging centers in East Setauket, New York and Jacksonville, Florida.

         We anticipate that if we develop new PET imaging centers our fixed operating costs will also increase which would affect our profitability until such time as any new PET imaging centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET imaging centers. Additionally, our operating expenses as a percentage of revenues will be greater in future periods due to the decreased reimbursement rates caused by the passage of the DRA.

Interest Expense

         Interest expense increased $83,000 when comparing the third quarter of 2006 to the third quarter of 2005 and increased $104,000 when comparing the first nine months of 2006 to the first nine months of 2005. The increase in interest expense relates to the interest expense being incurred on the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida.

Equity Method Investments

         As of September 30, 2006, the Company no longer has a limited partnership interest in Trident Growth Fund, L.P. On July 10, 2006, the Company sold its ownership interest in Trident Growth Fund, L.P. for $2,570,000 and recorded a loss on sale of $14,000. Our share of (losses) earnings related to our limited partnership investment in Trident Growth Fund, L.P. was $0 and $14,000, respectively, for the third quarter of 2006 and 2005 and was ($28,000) and $218,000, respectively for the first nine months of 2006 and 2005.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members' of our PET imaging centers for the third quarter of 2006 and 2005 was $104,000 and $192,000, respectively. The income of our PET imaging centers that is allocable to the minority members' of our PET imaging centers for the first nine months of 2006 and 2005 was $307,000 and $613,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and East Setauket, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%.

Financial Condition - Liquidity and Capital Resources

         At September 30, 2006, we had a working capital deficiency of $2,241,000 compared to available working capital of $2,286,000 at December 31, 2005. The working capital deficiency includes $1,884,000 of notes payable and $2,020,000 of capitalized lease obligations which were classified as current liabilities due to the Company not being in compliance with its debt covenant relating to debt to tangible net worth ratio not exceeding three to one. If the Company was in compliance, such amounts would have been classified as long-term debt and the Company would have had available working capital of $1,663,000. The following table details changes in components of working capital during the first nine months of 2006.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                      September 30,   December 31,
                                                          2006            2005           Change
                                                      ------------    ------------    ------------
Cash                                                  $  3,135,000    $  4,494,000    $ (1,359,000)
Restricted cash                                                 --         172,000        (172,000)
Patient accounts receivable - net                          617,000         399,000         218,000
Lease receivables                                          103,000              --         103,000
Management fees receivable - related parties             1,423,000         794,000         629,000
Other receivable - related party                            92,000              --          92,000
Note receivable                                            486,000              --         486,000
Accrued interest, note receivable                           25,000              --          25,000
Other current assets                                       411,000         168,000         243,000
Accounts payable                                        (2,050,000)     (1,674,000)       (376,000)
Other current liabilities                                 (431,000)       (456,000)         25,000
Current portion of notes payable                        (3,454,000)     (1,323,000)     (2,131,000)
Current portion of capitalized
   lease obligations                                    (2,598,000)       (288,000)     (2,310,000)
                                                      ------------    ------------    ------------
Working Capital (Deficiency)                          $ (2,241,000)   $  2,286,000    $ (4,527,000)
                                                      ============    ============    ============

         Our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our principal source of working capital during the first nine months of 2006 was $1,070,000 from construction loan proceeds and $625,000 from the sale of our investment in Trident. During the first nine months of 2005 our source of working capital was $1,241,000 from the sale of our securities. Cash flows from the sale of common stock are not necessarily expected to be recurring in nature.

         Our principal uses of working capital during the first nine months of 2006 included $1,309,000 of loan and capital lease payments, as compared to $840,000 for 2005, $1,119,000 for capital expenditures and construction and equipment deposits, as compared to $233,000 for 2005, and $439,000 in distributions paid to minority interest investors, as compared to $296,000 for 2005.

         Working capital includes $617,000 of net patient accounts receivable of which $264,000 or 43%, of patient accounts receivable were due from Medicare and $98,000, or 16%, of patient accounts receivable were due from Blue Cross/Blue Shield, $103,000 of lease receivables of which $56,000, or 54%, was due from one physician group and $47,000, or 46%, was due from two other physician groups, and $92,000 in other receivable - related party, from Premier Health Imaging International, Inc., a company owned by Dr. Schulman.

         We believe our existing working capital as of September 30, 2006, which includes a cash balance of $3,135,000 provides us with necessary working capital to meet our current working capital needs provided that our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants. In addition, our existing PET imaging centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the working capital necessary to continue the development of new PET imaging centers, unless we receive additional external funding.

         On May 14, 2001, we purchased Premier PET Imaging, International, Inc. ("Premier") through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of September 30, 2006, $1,830,000 has been advanced.

         We currently operate seven PET imaging centers and have an eighth PET imaging center under development. Each new PET imaging center requires the acquisition of PET scanning equipment. The PET scanning equipment at each PET imaging center requires maintenance and as of September 30, 2006, we have entered into six separate long-term service contracts to provide for such

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

maintenance which require monthly payments which range from $9,167 to $15,986, plus applicable sales tax, for each such contract. The maintenance contract for our Wichita, Kansas, PET imaging center is a pay as you go contract based on time and material incurred. The PET/CT scanning equipment at our East Setauket,, New York and Jacksonville, Florida PET imaging centers are currently under a one year manufacturer's warranty, which expire in February and May 2007, respectively, thus we did not incur equipment maintenance expense relating to such equipment for the three and nine month periods ending September 30, 2006. The premises in which the centers conduct their operations are leased and as of September 30, 2006, our premises lease commitments approximate $46,000 per month.

         Our existing debt service, including principal and interest for all of our debt and capital leases, approximates $2,974,000 for the next twelve months. Our equipment and leasehold improvement loans and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2006 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET imaging centers in which we have an ownership interest.

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


PART II.  OTHER INFORMATION

Item 6. Exhibits

The exhibits listed below as filed as part of this Quarterly Report for the period ended September 30, 2006


10.1 Premise lease agreement dated as of May 25, 2006 by and between Tamarac Center, LLC and The Sagemark Companies, Ltd.

31.1     Chief Executive Officer Certification.

31.2     Chief Financial Officer Certification

32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------
The Company filed a Current Report with the Securities and Exchange Commission on Form 8-K on October 16, 2006, which is incorporated herein by reference thereto.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Sagemark Companies Ltd.


November 13, 2006                      /s/ THEODORE B. SHAPIRO
                                       -----------------------------------------
                                       Theodore B. Shapiro
                                       Chief Executive Officer,
                                       President and Director


November 13, 2006                      /s/ GEORGE W. MAHONEY
                                       -----------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer