Form 10KSB
period 2006-12-31
SAGEMARK COMPANIES LTD
filed 2007-04-02
CIK 89041

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended December 31, 2006 were $10,391,000.

The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 28, 2007 was approximately $4,126,000 computed on the basis of the reported closing price of $.71 per share on said date of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2007, the Registrant has 7,661,503 shares of its par value $0.01 Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

         We own, operate and manage out-patient medical diagnostic imaging centers that utilize positron emission tomography ("PET") and or computed tomography ("CT") imaging equipment, collectively referred to as "PET". PET is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders including Alzheimer's disease.

         As of December 31, 2006, we own and or operate seven PET imaging centers, and are constructing an eighth PET imaging center in Tamarac, Florida. We remain in the initial phase of our long-term plan and expect to incur future losses until such time that our PET imaging centers generate sufficient revenue to offset our operating expenses. In order to achieve our long-term objectives of generating profits and positive cash flow, it is critical that we reverse our historical trend of losses and begin to develop and sustain a trend of generating working capital that is derived from the operations of our PET imaging centers.

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own and those that we manage we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision, as to the model under which a new PET imaging center is established, is based primarily on laws that exist for PET imaging center ownership in the state in which the PET imaging center is established.

         We own and operate PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manage PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills (Queens), New York, East Setauket (Suffolk), New York and Jacksonville, Florida. The dates on which our PET imaging centers began operations are as follows:

            Location                                  Start Date
            ----------------------                    ----------
            Wichita, Kansas                           August 2001
            Rockville Centre, New York                October 2002
            Parsippany, New Jersey                    February 2003
            Hialeah, Florida                          February 2003
            Forest Hills (Queens), New York           December 2004
            East Setauket (Suffolk) New York          February 2006
            Jacksonville, Florida                     June 2006
            Tamarac, Florida                          Under construction

         During 2006 and 2005 we earned net patient service revenues from our PET imaging centers of $3,759,000 and $3,454,000, respectively, lease revenue of $474,000 and $0, respectively, and management fees of $6,158,000 and $4,247,000, respectively.

Corporate Information

         The Company was formed in 1961 as a New York corporation. It has changed its name several times. We changed our name to The Sagemark Companies Ltd. in 1999.

         Originally, we were engaged in businesses unrelated to medical diagnostic imaging. We previously held controlling interests in subsidiaries that were engaged in the telecommunications, smartcard, audio products distribution, electro-mechanical and electro optical manufacturing, three dimensional product manufacturing and services, temporary employment outsourcing and business consulting businesses. We sold or otherwise disposed of our interests in these businesses approximately seven years ago. In 1994, we decided to concentrate our efforts in the medical diagnostic imaging field and acquired International Magnetic Imaging, Inc. ("IMI"), a corporation which owned and operated magnetic resonance imaging ("MRI") diagnostic imaging centers which had been founded and operated by Stephen A. Schulman M.D., the Chief Executive Officer of Premier PET Imaging International, Inc. ("Premier") and a member of our Board of Directors. After operating ten of the MRI centers that we acquired and four other MRI centers that we established following the acquisition of IMI, we sold IMI to a major health care company in 1998 and realized a substantial gain on the sale.

         From March 1999 to May 14, 2001, we operated as a financial services company. We were a limited partner of Trident Growth Fund L.P., which operates as a Small Business Investment Company pursuant to a license awarded to it by the Small Business Administration on May 23, 2000. Trident Growth Fund L.P. has made investments and loans to companies engaged in various industries. On September 18, 2001, we agreed to transfer a 27% limited partnership interest to Technology Acquisitions Ltd. in exchange for 266,667 shares of our common stock owned by Technology Acquisitions Ltd. The Small Business Administration approved this transaction on December 21, 2001. Upon consummation of this exchange on March 12, 2002 we had a 34.5% limited partnership interest in Trident Growth Fund L.P. Effective January 1, 2004, the partnership received capital contributions from new partners, reducing our limited partnership interest from 34.5% to 24.1%. On July 10, 2006, the Company sold its ownership interest in Trident Growth Fund, L.P. for $2,570,000. The purchase price was payable by a cash down payment of $625,000 into an escrow account which was released to us on August 14, 2006, and the remaining purchase price of $1,945,000 is payable to us under a four year secured promissory note. Payments under the note are due in four annual installments in which the payment amount is the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors, Inc. from Trident Growth Fund L.P. in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. The note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%.

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

Risks Related to our Business

We are likely to continue to experience cash flow deficits and losses
---------------------------------------------------------------------

         Although we have previously been in the medical diagnostic imaging business, having acquired, operated and thereafter sold a portfolio of MRI diagnostic imaging centers, we began our PET imaging center operations in 2001. Therefore, your evaluation of our business and prospects will be based on our operating history in the PET imaging business since 2001. You must consider our business and prospects in light of the risks and difficulties we may encounter in a new and rapidly evolving and regulated market. To the extent we are not able to successfully address such risks and difficulties, our business and operating results will continue to be materially adversely affected.

         We generated revenues of $10,391,000 for the year ended December 31, 2006, representing an increase in revenues of approximately 35% as compared to revenues during the prior year. We incurred losses of $1,815,000 and $1,822,000, and we had cash flow from operating activities of $264,000 and $92,000, in calendar years 2006 and 2005, respectively.

         We anticipate that we will continue to incur professional fees and other operating costs and expenses which will likely exceed our revenues and continue to result in losses. Furthermore, we anticipate increasing and supplementing our executive and other support personnel and otherwise increasing our fixed costs. We cannot provide any assurances as to whether or when we will reverse the operating losses that we are sustaining during this period. Also, there can be no assurance as to whether or when our existing portfolio of PET imaging centers, including any new PET imaging centers that may be established or acquired by us, will be profitable or generate positive cash flow.

         With the passage of the Deficit Reduction Act of 2005 (the "DRA") in February 2006, the reimbursement rates for our imaging services provided to Medicare patients will be significantly reduced beginning January 1, 2007. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors and it is anticipated that they will do so. Therefore it is unlikely that we will generate profits or positive cash flow in the near future, if ever.

Acceptance of our services by the medical community or by patients may not grow,
--------------------------------------------------------------------------------
which would impair our future revenues and profitability
--------------------------------------------------------

         High operating and other costs may interfere with the growing use and acceptance of PET imaging technology. We have limited resources and will need to continue to spend additional money on hiring additional sales and marketing personnel and producing promotional materials to expand the use and acceptance of our PET imaging services. We believe that PET imaging technology has gained acceptance as a valid medical diagnostic imaging tool for a number of significant diseases and disorders, including breast cancer, colorectal cancer, head and neck cancer, lung cancer, ovarian cancer, pancreatic cancer, thyroid cancer and Alzheimer's and Parkinson's disease, but there can be no assurance that the use and acceptance of PET imaging technology will continue to expand to other diseases and disorders.

The lack of effective marketing may limit our operating revenues
----------------------------------------------------------------

         Our future revenues and profitability will depend significantly on our ability to demonstrate to physicians the potential cost and performance advantages of PET imaging procedures over traditional diagnostic imaging procedures, as well as the advantages of our PET imaging centers over the PET imaging centers operated by others within our target markets. In order to develop and execute an effective marketing plan, we will hire individuals who will be responsible for performing the marketing services for our PET imaging centers. Our ability to achieve and sustain sufficient levels of revenues and profitability in the future will depend in part on our ability to successfully market and sell the PET imaging services provided at our PET imaging centers. There can be no assurance that we will be able to effectively market our services, or increase the procedure volume significantly enough to compensate for the substantial reduced reimbursement environment we will face as of January 1, 2007 as a result of the DRA. Failure to substantially increase our procedure volume will have a material adverse near term effect on our operations.

We will require equipment financing in order to expand our business
-------------------------------------------------------------------

         To date, we have financed the purchase of our PET imaging systems and ancillary equipment, as well as a substantial portion of the costs incurred in connection with the build-out of the premises of each of our PET imaging centers, with DVI Financial Services, Inc., General Electric Capital Corp., and Siemens Medical Solutions USA, Inc., three independent equipment lenders. There are a limited number of companies that provide such financing among which are General Electric Capital Corp., Siemens and Phillips. DVI is in bankruptcy and no longer represents a potential source of such financing for us. Although currently, given our financial circumstance and in light of the DRA, we may not expand our PET imaging center portfolio in the future, however if we decide to do so our ability to expand our business will be dependent upon our ability to obtain required equipment financing. Given our history of losses, limited working capital and reductions in reimbursement rates resulting from the DRA, we believe that it is unlikely that we will be able to obtain equipment financing for additional PET imaging centers until such time, if any, that we receive equity financing or our operating losses are reversed and our PET imaging centers generate positive cash flow sufficient to exceed our operating and other expenses. Moreover, in view of the DRA, we are seeking modification of certain debt service terms of our current equipment financing. If we pursue such modifications or restructuring, there is no assurance that we will be successful in such modifications or restructuring. Our debt service will have a material adverse effect on our operations unless we are successful in arranging such modification or restructuring.

         In connection with our current equipment financings, we have granted such lenders liens on each of such PET imaging systems, virtually all of the other assets of each PET imaging center and our equity interest in each such PET imaging center. Additionally, we are the obligor with respect to all of such indebtedness. The financing documents with respect to such financings contain, and we expect that any future financing documents will contain, certain specified events of default, the occurrence of any of which will give rise to rights in favor of such lenders to foreclose their security interests in all of such assets and bring an action against us to recover all amounts due. Among such events of default are any breach by us of our obligations to make timely payment of all required debt service or equipment lease payments, the breach by us of any of our other obligations, representations or warranties, our failure to maintain specified cash balances or specified debt to equity ratios, certain specified acts of bankruptcy or insolvency, any material adverse charge in our financial condition or business operations or material changes in the ownership of the Company. Under certain circumstances, an uncured default of the terms of the financing documents relating to a particular PET imaging center will cause a default under the financing documents for all of the PET imaging centers financed by that particular lender. The Company is not in compliance with the debt to tangible net worth ratio. As such, the applicable loans and capital lease obligations have been classified as current liabilities in the accompanying consolidated balance sheet. However, based on our historical relationship with our senior creditors and given that we are current in all debt service and lease payments under such agreements, we do not anticipate that a demand for payment under such loans or leases will be made as long as we remain current with such debt service payments. Unless we are able to significantly increase procedure volume, our ability to remain current in our debt service and lease payments will be effected by the reduction in reimburmsent rates effectuated by the DRA In the event any such lender should declare a default under such financing documents and seek to enforce its rights as a secured creditor thereunder, such enforcement, if successful, would result in the curtailment of the operations of those PET imaging centers whose assets are foreclosed upon.

We are highly leveraged and will need to generate positive cash flow to service
-------------------------------------------------------------------------------
our debt
--------

         We are highly leveraged. As of December 31, 2006, our total indebtedness was approximately $14,239,000, inclusive of approximately $12,250,000 in borrowings under capital leases or loan agreements with independent equipment lenders, approximately $417,000 of subordinated notes payable, approximately $155,000 of deferred interest on subordinated notes payable and approximately $1,417,000 of accounts payable. Our annual debt service requirements under such leases and loan agreements are currently approximately $3,616,000, our annual operating expenses are currently approximately $10,937,000 and we have substantial accounts payable. To the extent we establish new PET imaging centers, we will be required to obtain equipment financing to the extent of approximately $2,400,000 for each such facility. To the extent we acquire any existing PET imaging centers from others we will require seller or external financing. Accordingly, we anticipate that if we are able to obtain additional equipment financing, our annual debt service requirements will increase. Since our working capital is substantially reduced and quite limited and we are not generating sufficient positive cash flow from the operations of our PET imaging centers, we will face difficulties in the future in meeting our overhead and servicing our substantial equipment and acquisition financing indebtedness. Our ability to make payments on our equipment and acquisition indebtedness and meet our overhead and pay our payables, when due, will depend on our ability to generate significantly greater procedure volume and future positive cash flow in amounts sufficient to cover our operating and other expenses, which is subject, in part, to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Moreover, our substantial indebtedness could restrict our operations by, among other things, requiring us to dedicate a substantial portion of our cash flow from operations to payments of such indebtedness thereby reducing the availability of our cash flow to fund our limited working capital and other required expenditures. In addition, such substantial indebtedness will make it more difficult for us to satisfy our obligations to our other creditors, will increase our vulnerability to economic downturns and competitive pressures in our industry, and will place us at a competitive disadvantage compared to our other competitors that have less indebtedness in relation to cash flow.

The lack of future financing will affect our operations and limit or curtail any
--------------------------------------------------------------------------------
expansion plans
---------------

         The capital requirements associated with expanding our operations, including the expansion of our current PET imaging centers as well as establishing and/or acquiring additional PET imaging centers, have been and will continue to be substantial.

         Our current working capital and cash flow from operations will not be sufficient, without additional financing, for us to meet certain of our near term business plans and to pay our monthly operating expenses which are currently approximately $915,000. We will require additional financing to supplement our working capital and, thereafter, if feasible, we would require approximately $2,400,000 of financing for the purchase of the PET imaging system, ancillary equipment and leasehold improvements for any new PET imaging center established by us and, possibly, additional debt or equity financing for any acquisitions of PET imaging centers from others, if any. No assurance can be given that we will be able to obtain such additional financing if and when needed, or that, if available, such financing will be available on terms acceptable to us. If adequate funds are either not available or not available on acceptable terms if and when required, our business, revenues, financial condition and results of operations will suffer. Also, if we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced and any such securities may have powers, preferences and rights that are senior to those of the rights of the holders of our common stock.

         Given our history of losses, substantial fixed overhead and accounts payable, limited working capital and future anticipated reductions in the reimbursement rates for the imaging services provided at our PET imaging centers, there can be no assurance that if we were to pursue establishing or acquiring any additional PET imaging centers, we will be able to obtain adequate financing for such purposes or that, if available, such financing will be on favorable terms. In the absence of additional financing, we will be unable to acquire or establish any additional PET imaging centers.

Existing first refusal rights may impair our ability to obtain capital or
-------------------------------------------------------------------------
require us to obtain additional capital
---------------------------------------

         Pursuant to the terms of the placement agency agreement between us and the brokerage firm which conducted a private placement of our securities which was completed in January 2005, we granted such placement agent an exclusive right of first refusal to manage any private or public offering of our debt, equity, or other securities until November 28, 2006 and also agreed to pay certain cash commissions and other compensation in the event that, at any time on or before January 12, 2006, we entered into a commitment or received any financing relating to any offering of our debt or equity securities from any investor who received offering documents from the placement agent in connection with such private placement.

We will incur certain costs and face certain obstacles in establishing and/or
-----------------------------------------------------------------------------
acquiring additional PET imaging centers
----------------------------------------

         If we were to decide to pursue establishing or acquiring additional existing PET imaging centers from others, we will face a variety of risks. In establishing new PET imaging centers, we analyze the target marketplace demographics, local competition, referring physician demographics, prospective contributions of strategic and other partners and other significant factors. Despite such assessments, there can be no assurance that we will be able to attract patients from existing established PET imaging centers located within our target market or any additional PET imaging centers established by us will operate profitably or generate positive cash flow. We have, in the past, experienced certain difficulties in estimating the time within which some of our PET imaging centers would achieve breakeven, as well as the effect of subsequent new competitors who locate PET imaging centers within our target markets. To the extent that it takes longer than anticipated to reach breakeven and there is a reduction in future revenues due to reduced reimbursement rates related to the DRA which was passed by Congress in February 2006, and additional competitive facilities being established within our target market, we will be required to invest additional capital in any such PET imaging center to enable it to sustain its operations. If and to the extent we acquire PET imaging centers from others, we will be required to rely upon our due diligence investigation and evaluation of any such acquisition and we will face the customary difficulties encountered in integrating the operations of any such PET imaging centers with our existing operations. Likewise, there can be no assurance that if and when we acquire any such additional PET imaging centers from others, that such PET imaging centers will operate profitably or generate positive cash flow. Moreover, we will incur substantial professional and other costs and expenses in connection with conducting our due diligence and negotiating and documenting all such new PET imaging centers and/or acquisitions and we may not recoup such costs and expenses in the event that any such efforts are not consummated.

We depend on a small number of equipment suppliers
--------------------------------------------------

         In addition to General Electric Company, Siemens, and Phillips, there may be only one or two other manufacturers of PET imaging systems. If we were to decide to expand our business, we will be dependent upon such manufacturers, and their willingness to provide equipment financing to us. If, for any reason, we are unable to obtain equipment financing from such manufacturers with respect to the imaging equipment, leasehold improvements and related costs for any additional PET imaging centers established by us, our growth and expansion plans will be substantially limited.

We depend on a small number of Fluoro-Deoxy-Glucose ("FDG") suppliers, the loss
-------------------------------------------------------------------------------
of which could adversely affect our business
--------------------------------------------

         Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. Currently, we are dependent upon IBA Eastern Isotopes, Inc., PETNET Pharmaceuticals, Inc., and PFI, LLC for these isotopes. We have an outstanding past due indebtedness of $185,000 to PETNET Pharmaceuticals, Inc. which suspended providing this isotope to our PET imaging center in Wichita, Kansas. We have made arrangements with another supplier to provide this isotope to this center and, accordingly, the operations of this center have not been disrupted. While we believe that alternative suppliers may be found for the FDG used at our PET imaging centers, if we were to lose either of our current suppliers, there can be no assurance that any such supplier could be replaced in a timely manner. Any interruptions or delays in the supply and/or delivery of FDG could materially harm our present operations by curtailing a PET imaging center's ability to perform PET scans on its patients and thereby adversely affect our revenues and financial condition.

The PET technology may become obsolete and our business could be harmed
-----------------------------------------------------------------------

         PET is a relatively new and evolving medical diagnostic imaging technology. Such technologies are historically subject to rapid technological change as well as the development of alternative medical diagnostic imaging technologies, techniques or products. Any such changes could render our PET imaging systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, PET imaging systems. Should any such changes occur, there can be no assurance that we will be able to acquire any new or improved technologies or equipment which may be required to service patients at our PET imaging centers.

If managed care and other payor contracts for our PET imaging centers are not
-----------------------------------------------------------------------------
renewed or are terminated early, our revenues will be reduced
-------------------------------------------------------------

         In order to maximize the potential profitability of each of our PET imaging centers, we (or the provider at each such facility) seek to secure as many contracts with managed care organizations, commercial health insurers, government agencies and other payors as possible. Typically, approximately 50% of the net patient service revenues received by our PET imaging centers are derived from Medicare, approximately 25% from Blue Cross and Blue Shield, and approximately 25% from various managed care organizations, commercial health insurers and other payors. Our PET imaging centers are approved providers to Medicare. Upon the expiration of any of such contracts, each PET imaging center will be subject to the risk that such payors will not renew their existing contracts. Substantially all of such contracts with such payors provide for thirty (30) to one-hundred-eighty (180) days notice by payors to terminate such contracts "without cause." The loss of our status as an approved Medicare provider or the termination or non-renewal of a significant number of such contracts for our PET imaging centers will have a material adverse effect on our business by reducing revenues to, and in some cases below, breakeven levels.

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

         Both federal and state laws regulate referrals by physicians. The Federal physician self-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. The Centers for Medicare & Medicaid Services ("CMS") revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, PET, as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change. However, while the new fee schedule, which includes reductions in reimbursement rates, became effective January 1, 2006, the final rule extends the deadline for compliance with this change by one year - making the effective date for compliance January 1, 2007. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured. Consequently, Stark II will apply to PET imaging beginning in 2007 which may, depending on the structure of the current arrangement, restrict some physicians from referring such patients to our PET imaging centers or require us to acquire some of the physicians' minority equity interests in certain of our PET imaging centers which are held by physicians. We have determined that it will be necessary to acquire certain of such minority equity interests from physicians in two of our PET imaging centers. The inability to restructure these contractual relationships could have a material adverse effect on us.

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

         We anticipate that the substantially reduced reimbursement rates mandated by the DRA will materially adversely affect our operations.

The loss of any of our executive officers or key personnel could adversely
--------------------------------------------------------------------------
affect our business
-------------------

         Our future success will depend, to a significant extent, on the continued services of our executive officers and key personnel. The loss of services for any reason of Theodore B. Shapiro, our Chief Executive Officer, President and Director, George W. Mahoney, our Chief Financial Officer, or Michael Fagien, M.D., our Chief Medical Officer, could have a material adverse effect on our present and proposed business. Our PET imaging center operations rely significantly on the expertise and experience of Stephen A. Schulman, M.D., the Chief Executive Officer of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, and a Director of the Company. The loss of Dr. Schulman's services for any reason could also have a significant adverse impact on the operations of our PET imaging centers. Messrs. Shapiro, Schulman and Fagien are parties to employment agreements with the Company or Premier. The agreements with Messrs. Shapiro and Schulman expires on March 24, 2010 and Dr. Fagien's employment agreement runs to October 24, 2010. Each of such employment agreements provide for early termination upon the occurrence of, among other things, any uncured breach by the Company or such officers of their respective obligations and covenants thereunder, bankruptcy or insolvency of the Company, death or disability of such officers, or upon a change of control of the Company as defined in such agreements. We do not maintain key man life insurance on the lives of any of our executives.

The failure to hire additional personnel will impair the operations of the
--------------------------------------------------------------------------
Company
-------

         Our success will also depend on, among other factors, the recruitment and retention of qualified marketing and administrative personnel and technologists for each of our PET imaging centers, as well as additional executives and key employees of the Company. It is difficult to predict the availability of qualified marketing and administrative personnel and technologists or such additional executive or key personnel or the compensation levels that will be required to hire and retain them. In particular, there is a very high demand for qualified technologists who are necessary to operate the PET imaging systems in our PET imaging centers. While we have thus far been able to secure the services of qualified technicians at prevailing levels of compensation for each of our PET imaging centers when we needed to do so, we may not be able to do so if the need arises and in the future we may be required to pay bonuses and higher salaries to our technologists which would increase our operating expenses. The loss of the services of any member of our senior management or our inability to hire or retain qualified marketing and administrative personnel and skilled technologists or any such additional executive or key personnel at economically reasonable compensation levels could adversely affect our ability to operate our business as well as the financial results of our business.

If we fail to compete successfully, our revenues and operating results will be
------------------------------------------------------------------------------
adversely affected
------------------

         As the acceptance and use of PET imaging technology increases, competition from hospitals and others will likewise increase. Each of our PET imaging centers services a target market which consists principally of referring physicians located within a specific radius of each such center. Competition differs within each target market and generally consists of hospitals with their own PET imaging systems and other fixed site PET imaging centers or mobile PET imaging system operators. There are a number of large publicly and privately owned companies which are engaged in the operation of fixed site PET imaging centers or mobile PET imaging systems, among which are Alliance Imaging, Insight, U.S. Oncology and Molecular Imaging Corporation. Our current annual revenues and number of PET imaging centers are substantially less than those of such publicly owned companies. Many of our competitors have established fixed site PET imaging centers or mobile PET imaging system operations within our target markets and have substantially greater financial and marketing resources and experience than us. Furthermore, we expect that other companies will enter the mobile and fixed site PET imaging business, particularly if PET imaging procedures continue to gain increasing market acceptance. Our competitors may be able to develop technologies, procedures or products that are more effective or economical than ours or that would render our PET imaging system obsolete or noncompetitive. In addition, if competitors establish other fixed site PET imaging facilities or offer mobile PET imaging systems and services within the target market of our PET imaging centers it will likely reduce the revenues of our PET imaging centers in such markets. The hospital and insurance industries have been experiencing a trend towards consolidation. If such trend continues, it is likely to increase competition for patients within the target market of our PET imaging centers. Such continuing trend will make it difficult for us to increase our procedure volume to offset the substantial reduced Medicare reimbursement rates imposed by the DRA.

A successful liability claim against us in excess of our insurance coverage
---------------------------------------------------------------------------
would harm our business
-----------------------

         We currently maintain commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us. Such insurance currently costs us approximately $473,000 annually. While we have not been subjected to any claims to date, we do not know if any claims that may be asserted against us in the future arising from the use of the PET imaging systems at our PET imaging centers will be successfully defended or that our insurance will be sufficient to cover liabilities arising from any such claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Hurricane wind and hail damage insurance policy deductibles may have a material
-------------------------------------------------------------------------------
impact on the Company's ability to conduct business in its Florida locations
----------------------------------------------------------------------------

         Hurricane wind and hail damage insurance deductibles at our Florida locations have increased significantly and may have a material impact on our revenues and financial condition due to the inability to fund the deductibles.

Our PET imaging services require the use of radioactive materials, which could
------------------------------------------------------------------------------
subject us to regulation, related costs and delays and potential liabilities for
--------------------------------------------------------------------------------
injuries or violations of environmental, health and safety laws
---------------------------------------------------------------

         The imaging services provided at our PET imaging centers involve the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert or non-radioactive substances, use of these materials presents a risk of accidental environmental contamination and physical injury.

         We are subject to various federal, state, and local laws and regulations governing the use, storage, handling and disposal of such materials and waste products. Although we believe that our insurance coverage and safety procedures for handling and disposing of these hazardous materials are adequate, in the event of an accident or injury to a patient as a consequence of administering such isotopes, we could be held liable for any damages, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain such insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's time and efforts in order to comply with current or future environmental, health, and safety laws and regulations relating to these materials.

We are currently dependent upon Medicare, various managed care organizations,
-----------------------------------------------------------------------------
various commercial health insurance carriers and other payors for our revenues
------------------------------------------------------------------------------
and accounts receivable
-----------------------

         Substantially all net patient service revenues and accounts receivable from the operations of our PET imaging centers, other than management fees received by us from the operations of such centers, are revenues received and receivables due from patients' health insurance carriers, Medicare, Blue Cross and Blue Shield and various managed care organizations, commercial health insurers other payors. In 2006, $1,868,000, or 50%, of our net patient service revenues were derived from Medicare and $958,000, or 25%, of such revenues were derived from Blue Cross and Blue Shield. As of December 31, 2006, $313,000, or 49%, of our total accounts receivable were due from Medicare and $92,000, or 14%, of our total accounts receivable, were due from Blue Cross and Blue Shield. In 2005, $1,749,000, or 51%, of our net patient service revenues were derived from Medicare and $703,000, or 20%, of such revenues were derived from Blue Cross and Blue Shield. At December 31, 2005, $82,000, or 21%, of our total accounts receivable were due from Blue Cross and Blue Shield and $203,000, or 51%, of our total accounts receivable, were due from Medicare. This concentration of revenues and accounts receivable is a risk of our business.

There is uncertainty relating to third-party reimbursement for PET imaging
--------------------------------------------------------------------------
services which is critical to market acceptance of our services and future
--------------------------------------------------------------------------
profitability
-------------

         Our PET imaging services are generally billed to various third-party payors, such as government programs and private insurance plans. Third-party payors carefully review, and are increasingly challenging, in general, the prices charged for medical services, and are generally continually assessing whether to cover new services and evaluating the level of reimbursement for covered services. Payors may deny coverage and reimbursement for PET imaging procedures if they determine that the procedure was not reasonable and necessary for the purpose for which it was used, was investigational or not cost-effective. As a result, we cannot be assured that reimbursement from third-party payors for our services will be available in all cases, or, if available, that reimbursement will not be less than the amount billed. If third-party reimbursement of fees for these procedures is reduced or unavailable, it will be more difficult for us to generate positive cash flow and to earn profits.

         Moreover, initiatives are periodically proposed which, if implemented, would have the effect of substantially decreasing reimbursement rates for future PET diagnostic imaging services. In February 2006, Congress passed the DRA which materially reduces reimbursement rates for imaging procedures performed on Medicare patients as of January 1, 2007, which will materially adversely affect our ability to generate positive cash flow and future revenues from our PET imaging centers. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). Currently, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure is $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS is $1,150 and $1,250, respectively. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our PET imaging centers to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center will significantly adversely affect our business.

         We contemplate that reimbursement rates under managed contracts wherein pricing may or may not be based on Medicare reimbursement rates will also be subject to reduction during future periods. On November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The national rate for PET scans will be reduced from the current rate of $1,150 per scan to $855 per scan effective January 1, 2007. The national rate for PET/CT scans will be reduced from the current rate of $1,250 per scan to $950 per scan effective January 1, 2007. At a minimum, we will be required to significantly increase procedure volume at our PET imaging centers to offset the adverse effects of such reduced reimbursement rates. There can be no assurance that we will be able to substantially increase such procedure volume.

The application or repeal of state certificate of need regulations could make it
--------------------------------------------------------------------------------
difficult to establish PET imaging centers in other jurisdictions
-----------------------------------------------------------------

         Some states require a Certificate of Need or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging equipment, or the provision of diagnostic imaging services. We currently do not operate in any state which requires a Certificate of Need nor are we currently planning to do so. In many cases, a limited number of these certificates are available in a given state. If, however, we decide in the future to establish a PET imaging center in a jurisdiction that has such requirements and we are unable to obtain the applicable certificate or approval or additional certificates or approvals necessary to establish such facilities, these regulations may limit or preclude our operations in the relevant jurisdictions. Conversely, the repeal of Certificate of Need regulations will lower barriers to entry for competition in any such jurisdictions.

If we fail to comply with various licensing, certification and accreditation
----------------------------------------------------------------------------
standards, we may be subject to loss of licensing, certification or
-------------------------------------------------------------------
accreditation, which would adversely affect our operations
----------------------------------------------------------

         Each of the states in which our PET imaging centers operate requires that the imaging technologists that operate our PET imaging systems be licensed or certified. In the healthcare industry, various types of organizations are required to be accredited in order to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Also, each of our PET imaging centers must continue to meet various requirements in order to receive payments from the Medicare program. Some managed care providers prefer to contract with accredited organizations. There can be no assurances that, if required, we will be able to obtain accreditation with the applicable organizations. Any failure to obtain such accreditation or comply with any such requirements, or any lapse in our licenses, certifications or accreditations, or those of our technologists, could increase our costs and result in material reductions in our revenues.

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

We may be unable to effectively maintain our PET imaging systems or generate
----------------------------------------------------------------------------
revenues when our PET imaging systems are not working
-----------------------------------------------------

         Customarily, service to the PET imaging systems in our PET imaging centers, when required, has been timely provided pursuant to service contracts we obtain from the equipment manufacturers for each of the PET imaging systems in our PET imaging centers. Currently, we maintain service contracts with General Electric and Siemens. It is customary for manufacturers of PET imaging systems to provide service contracts for the PET imaging systems sold by them as inducements for customers to purchase their equipment. While we are aware that there are independent service providers, we are currently dependent on our current service providers. Although our service providers are established companies, there can be no assurance that major repairs to our PET imaging systems, if and when required, will be performed timely and effectively. Timely and effective service is essential to maintaining our reputation and high utilization rates for our PET imaging systems. Our manufacturers' warranties, maintenance contracts, and our business interruption insurance, may not fully compensate us for loss of revenue if our PET imaging systems are not in service. The principal components of the operating costs of our PET imaging centers include equipment and premises lease expenses, depreciation, radiology reading fees, salaries for technologists and other PET imaging center personnel, annual PET imaging system maintenance costs and insurance. Because the majority of these costs are fixed, a reduction in the number of procedures performed at a PET imaging center due to out-of-service equipment will result in lower revenues and margins. Thus, if we experience greater than anticipated PET imaging system malfunctions or if we are unable to promptly obtain the service necessary to keep our PET imaging systems functioning effectively so that we can perform PET scans, our revenues will be reduced.

Our current officers and directors maintain effective voting control over us
----------------------------------------------------------------------------

         Our officers and directors beneficially own approximately seventeen percent 17% of the currently outstanding shares of our common stock (excluding options or warrants exercisable within sixty (60) days after December 31, 2006). While such ownership will not provide such persons with the absolute ability to cause shareholder votes to be determined in accordance with their desires, we are not aware of any other group that controls a block of votes equal or greater to the votes controlled by our officers and directors. Consequently, as a practical matter it may be difficult for other shareholders to determine the outcome of a shareholder vote in a manner different from that desired by our officers and directors.

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

We are not in compliance with rules requiring the adoption of certain corporate
-------------------------------------------------------------------------------
governance measures. This may result in shareholders having limited protections
-------------------------------------------------------------------------------
against interested director transactions, conflicts of interest and similar
---------------------------------------------------------------------------
matters
-------

         The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (the applicable compliance date for companies in our category has been extended to January 1,
2008) and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. We are in compliance with the requirement relating to the adoption of a corporate Code of Ethics, we are not in compliance with the requirement relating to the establishment of an audit committee consisting of all independent board members and the requirement to have independent members on the Board of Directors. We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Because we intend to have our common stock listed on NASDAQ, we will be required to comply with all of these corporate governance practices that are applicable to us and incur the initial and ongoing costs associated with such compliance. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. There can be no assurance as to whether or when our common stock will be listed on NASDAQ.

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

         We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2008 calendar year. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

The liability of our officers and directors is limited
------------------------------------------------------

         The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to the Company and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the New York Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. In addition, we entered into an indemnification agreement with our chief executive, financial and medical officers and our directors which provides for expanded indemnification rights for such individuals. As a result of the foregoing, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders. Notwithstanding the foregoing, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

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

Risks Related to our Securities and Capital Structure

The limited public trading market may cause volatility in the price of our
--------------------------------------------------------------------------
common stock
------------

         Our common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "SKCO." The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock. Approximately 7,601,503 shares of our common stock, or approximately 99% of our outstanding shares of common stock, are freely tradable securities and trading volumes for our shares of common stock is limited. We intend to apply to list our shares on the NASDAQ Stock Market. There can be no assurance as to whether or when our shares of common stock will be so listed.

         During 2005, the shares of our common stock have traded on the OTCBB at prices ranging from a low of $1.35 per share to a high of $4.70 per share and during 2006 at prices ranging from a low of $.42 per share to a high of $1.85 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock over the last 12 months has been limited, so
------------------------------------------------------------------------
investors may not be able to sell as many of their shares as they want at
-------------------------------------------------------------------------
prevailing prices
-----------------

         Shares of our common stock are traded on the OTCBB. Approximately 238,000 shares were traded on an average monthly basis for the year ended December 31, 2006 and 15,212 for the year ended December 31, 2005. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

Additional authorized shares of our common stock available for issuance may
---------------------------------------------------------------------------
adversely affect the market
---------------------------

         We are authorized to issue 25,000,000 shares of common stock. As of the date of this Annual Report, there were 8,008,261 shares of our common stock issued and outstanding (including 346,758 shares of common stock held in the Company's treasury). However, the total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company's 1999 Long-Term Incentive Stock Option Plan (the "Plan") or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which was completed in January 2005. As of December 31, 2006, the Company had outstanding stock options and warrants to purchase an aggregate of 4,110,625 shares of our common stock, of which 2,000,625 are exercisable at $4.00 per share and 2,110,000 are exercisable at prices ranging from $1.60 per share to $3.91 per share. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants. In addition, as of December 31, 2006, there were 435,000 shares of our common stock reserved for issuance under the Plan. To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without being required to obtain shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market
---------------------------------------------------------------

         From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 7,661,503 shares of our common stock outstanding (which does not include 346,758 shares held in the Company's treasury) 60,000 shares have been issued for less than one year and are, therefore, not eligible for sale under Rule 144, 1,020,500 shares have been issued for more than one year and less than two years and are eligible for sale in compliance with Rule 144, subject to the volume and other limitations thereof, and 6,581,003 shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k), without regard to the volume limitations thereunder.

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

General

         Through its wholly-owned subsidiary, Premier P.E.T. Imaging International, Ltd., the Company owns, operates and manages state-of-the-art outpatient medical diagnostic imaging centers that utilize positron emission tomography ("PET"), combination PET and computed tomography ("CT") and related equipment and technology.

         PET is an advanced non-invasive medical diagnostic imaging procedure that produces images of the body's metabolic and biologic functions. This imaging modality is currently used by physicians for the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders, enabling physicians to more accurately diagnose and treat certain illnesses and diseases earlier than ever before.

         With the competitive requirements of the marketplace requiring a greater need to address cost issues while at the same time optimizing patient management and care, PET is regarded in the medical community as the most advanced, accurate and cost effective medical diagnostic imaging procedure currently available.

         We have seven operating PET imaging centers in our portfolio with the opening of our East Setauket (Suffolk), New York center in February 2006 and Jacksonville, Florida Center in June 2006. In the fourth quarter of 2006, we expanded our operations at the Rockville Centre PET imaging center by adding a PET/CT imaging system. We began construction on our eighth PET imaging center in Tamarac, Florida in January 2007.

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

The PET Imaging Procedure

         Commercial diagnostic PET imaging systems are comprised of high-speed computers, an examination table and a large imaging detector mechanism (collectively, the "PET scanner"), which are used to acquire and produce detailed PET images of the human body's metabolic functions.

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

The Company's PET Imaging Centers

         To date, we have established seven PET imaging centers, and an additional imaging center is under construction in Tamarac, Florida. We own, operate or administer the operations of PET imaging centers in the following areas:

   Wichita, Kansas
   Rockville Centre, New York
   Hialeah, Florida
   Parsippany, New Jersey
   Forest Hills (Queens), New York
   East Setauket (Suffolk), New York
   Jacksonville, Florida

Government Regulation

         We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations we are required to comply with in the conduct of our business. Among the statutes that we are required to comply with are the federal physician self-referral law, commonly referred to as "Stark II," which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. Effective January 1, 2007, PET imaging, as a nuclear medicine service, will be considered as a designated health service under Stark II. Consequently, Stark II may, depending on the structure of current arrangements, restrict some physicians from referring such patients to our PET imaging centers on and after January 1, 2007. We anticipate being required to acquire some of the physicians' minority equity interests in certain of our PET imaging centers which are held by physicians. Additionally, we are subject to the federal anti-kickback law which prohibits any person from offering or receiving any remuneration for the referral of patients, or the inducement of the purchase of a service, covered by federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that may apply to us. Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as ours), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians. We are also subject to the Health Insurance Portability and Accountability Act of 1996 and the Federal False Claims Act which proscribes actions designed to defraud federal healthcare programs. Any violation of any of the laws, rules or regulations to which our business is subject could have a material adverse effect upon us. See "Risk Factors-Risks Related to our Business."

Sales and Marketing

         Direct marketing of our services to physicians plays a primary role in our ability to increase patient procedures at our PET imaging centers. Our marketing specialists focus on developing increased procedure volumes by introducing the availability of our PET services to physicians, keeping the medical community regularly apprised as new indications are approved for coverage and keeping physicians updated on our PET imaging and patient service capabilities.

         In addition, continuing physician education of PET capabilities and indications keep referring physicians aware of current applications and uses for PET imaging. Coupled with the work of our national management team, certain key members of our management team spend a portion of their time marketing our services and our PET imaging centers.

Suppliers

         In order to perform a PET scan on a patient, a radioactive isotope is administered to each patient prior to the scan. Such isotopes are manufactured by a small number of suppliers, which includes such national suppliers IBA Eastern Isotopes and PETNET Pharmaceuticals, Inc. ("PET NET"), and maintain their effectiveness for not more than one day. Because of the short period of time that these isotopes maintain their effectiveness, it is important to utilize suppliers proximate to each PET imaging center. Currently, we purchase the isotopes used by our Rockville Centre, Forest Hills (Queens) and East Setauket (Suffolk), New York, Parsippany, New Jersey and Hialeah, Florida PET imaging centers from IBA Eastern Isotopes, Inc. and the isotopes used buy our Jacksonville, Florida center from PET NET, and the isotopes used by our Wichita, Kansas PET imaging center from PFI, LLC. The loss of availability of these suppliers with respect to the PET imaging centers which are served by such suppliers could adversely affect the operations of such PET imaging centers.

Competition

         The market for diagnostic imaging services is highly competitive. Our competition comes from companies that have deployed mobile PET imaging systems, other fixed site out-patient medical diagnostic imaging centers, and hospitals that have their own in-house PET imaging systems. However, we strive to strategically locate our imaging centers in areas in which PET services are not currently provided, as well as areas where we can take advantage of untapped or under developed physician referral bases.

Employees

         We currently employ 32 people, including our officers. Our employees are not subject to a collective bargaining agreement. We believe that relations with our employees are good.

Transfer Agent and Registrar

         The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019 and are leased on a month to month basis from New York Executive Suites, an unaffiliated landlord, at an annual all-inclusive rental of approximately $10,000. Sagemark and Premier occupy offices at 4710 N.W. Boca Raton Boulevard, Boca Raton, Florida 33431 pursuant to a five year lease with an unaffiliated landlord. The monthly rent for such offices is $4,175, plus a proportionate amount of the real estate taxes and common area maintenance charges. Each of our PET imaging centers is leased from independent third parties pursuant to separate lease agreements, except for our PET imaging center in Wichita, Kansas which is leased from Premier Health Imaging, Inc., an entity owned by Dr. Schulman at an annual rent of $54,000, and our Hialeah and Suffolk centers which are rented from a related parties at annual rentals of $43,000 and $68,000, respectively, plus a proportionate amount of real estate taxes and common area maintenance charges. We believe that such rents are comparable to the rent that we would have to pay to an independent landlord for similar premises.

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

                                                                BID
                                                         -----------------
Quarter Ended                                             High       Low
------------------------------------------------------   ------     ------
March 31, 2006                                           $ 1.75     $ 1.05
June 30, 2006                                            $ 1.35     $ 1.01
September 30, 2006                                       $ 1.25     $  .45
December 31, 2006                                        $  .70     $  .25

March 31, 2005                                           $ 4.70     $ 3.00
June 30, 2005                                            $ 3.35     $ 2.00
September 30, 2005                                       $ 2.15     $ 1.20
December 31, 2005                                        $ 2.00     $ 1.20

         On March 31, 2007, there were approximately 4,969 holders of record of our common stock.

Description of Capital Stock

         The following summary is qualified in its entirety by reference to the Company's Restated Articles of Incorporation ("Articles") and its By-Laws. The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.01 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share.

Common Stock

         As of December 31, 2006, 8,008,261 shares of our common stock have been issued, of which 7,661,503 shares are outstanding and 346,758 shares are held in the Company's treasury. Each share of common stock entitles the holder of record thereof to cast one vote on all matters acted upon at the Company's stockholder meetings. Directors are elected by a plurality vote. Because holders of common stock do not have cumulative voting rights, holders or a single holder of more than 50% of the outstanding shares of common stock present and voting at an annual stockholders meeting at which a quorum is present can elect all of the Company's directors. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. All of the outstanding shares of our common stock are fully paid and non-assessable, and the shares of our common stock to be issued in connection with the exercise of options under the Option Plan and outstanding common stock purchase warrants, will be fully paid and non-assessable when issued.

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

Preferred Stock

         As of December 31, 2006, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2006.

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

         As of December 31, 2006, there are 2,962 shares of our preferred stock issued and outstanding, of which 170 shares are designated as Series B Preferred Stock, 92 shares are designated as Series E Preferred Stock, and 2,700 shares are designated as Series F Preferred Stock.

         The holders of the Series B preferred shares are entitled to annual dividends of $3.50 per share, provided that the Company has attained annual after tax earnings of more than $200,000, and have a liquidation preference in connection with any involuntary liquidation of the Company of $87.50 per share. The shares of Series B preferred stock are redeemable by the Company at $87.50 per share. There was approximately $1,000 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2006. No dividends on this Series of Preferred Stock were declared in 2006 or 2005. The holders of the Series E preferred shares are entitled to annual dividends of $.10 per share, provided that the Company has attained after tax earnings of more than $200,000. There was approximately $18 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2006. No dividends on this Series of preferred stock were declared in 2006 or 2005. The holders of the Series F preferred shares are entitled to annual dividends of $8 per share in any year in which the Company's net after tax income exceeds $500,000. The shares of Series F preferred stock are redeemable by the Company at $1 per share. There was approximately $43,000 in accrued unpaid dividends on this series of preferred stock as of December 31, 2006. No dividends on this series of preferred stock were declared in 2006 or 2005.

Dividends

         We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Private Placement Offerings

         On November 29, 2004 and December 29, 2004 we closed a private placement of our securities. On January 13, 2005 we closed on a third and final round of such private placement. In total we sold 3,750,000 shares of common stock for $2 per share or $7,500,000. The purchasers of the shares received warrants to buy a total of 1,875,000 shares for $4 per share. Joseph Stevens & Company, Inc. acted as our placement agent in connection with on the offering and received a cash commission of 9% of the gross proceeds, a cash consulting fee of 2% of the gross proceeds, a non-accountable expense allowance equal to 1% of the gross proceeds and the right to receive warrants to purchase 945,000 shares of common stock for $2.00 per share. In 2005 we issued 131,250 shares of common stock and warrants to purchase 65,625 of our common shares at an exercise price of $4.00 per share to the investors in the private placement, as a result of our not filing a timely registration statement. On August 2, 2005 the registration statement which we filed with the SEC to register the shares sold and the shares underlying the warrants in such private placement was declared effective.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

         This Annual Report of The Sagemark Companies Ltd., including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" and those described in any other filings which we make with the SEC, as well as the risk that at December 31, 2006, the Company was not in compliance with a debt covenant that requires the Company to maintain a debt to tangible net worth ratio that does not exceed three to one, reduced reimbursement rates resulting from the passage of the Federal Deficit Reduction Act of 2005 (the "DRA"), and increased deductibles pertaining to hurricane wind and hail insurance policies. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, the availability of financing, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by us in light of these important factors.

Introduction

         We own, operate and manage out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and computed tomography ("CT") imaging equipment. PET imaging is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of December 31, 2006, we own and or operate seven PET imaging centers and we are constructing an eighth center in Tamarac, Florida. We added two new centers in 2006, our Suffolk PET imaging center which commenced operations in February 2006 and our Jacksonville, Florida PET imaging center which commenced operations in June 2006.

         We own and operate PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manage PET imaging centers in Rockville Centre, New York; Hialeah, Florida; Forest Hills, New York; East Setauket, New York and Jacksonville, Florida. Additional details on such facilities are as follows:

Center                                     Managed By                                Location                     Start Date
----------------------------------------   ----------------------------------------  --------------------------   ------------------
Premier PET Imaging of Wichita, LLC        Premier PET Imaging of Wichita, LLC       Wichita, Kansas              August 2001
Rockville PET Imaging, P.C.                Premier PET of Long Island, LLC           Rockville Centre, New York   October 2002
Premier PET Imaging of New Jersey, Inc.    Morris County PET Management, LLC         Parsippany, New Jersey       February  2003
Premier PET Imaging of Hialeah, Inc,       Hialeah PET Management, LLC               Hialeah, Florida             February 2003
Forest Hills PET Imaging, P.C.             PET Management of Queens, LLC             Forest Hills, New York       December 2004
Advanced PET Imaging                       Suffolk PET Management, LLC               East Setauket, New York      February 2006
Premier PET Imaging of Jacksonville, LLC   Premier PET Imaging of Jacksonville, LLC  Jacksonville, Florida        June 2006
Premier PET Imaging of Tamarac, LLC        Premier PET Imaging of Tamarac, LLC       Tamarac, Florida             Under construction

         We remain in the initial phase of our long-term plan and expect to incur future losses until such time that our PET imaging centers generate sufficient revenue to offset our operating expenses.

         The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. Because we are in the initial phase of our long-term plan, it is important that we achieve and sustain increasing revenue trends to generate positive cash flow. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that during the initial phase of our long-term plan it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives of generating profits and positive cash flow, it is critical that we reverse our historical trend of losses and begin to develop and sustain a trend of generating working capital that is derived from the operations of our PET imaging centers.

         In February 2006, Congress passed the Federal Deficit Reduction Act of 2005 (the "DRA"). The DRA materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business.

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For the PET imaging centers that we own, as well as for those that we manage, we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on the applicable state health care laws regarding the ownership of such facility.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: recognition of net patient service revenues, including contractual allowances; recognition of management fee revenues; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior years audited financial statements.

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for 2006 and 2005 were 60 and 42, respectively. As of December 31, 2006, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $614,000. Contractual adjustments are recorded based on actual experience.

         The following table presents our accounts receivable aging by payor class as of December 31, 2006:


                                             31-60       61-90       91 days
                               Current       Days        days       or greater     Total
                             ----------   ----------   ----------   ----------   ----------
Managed care                 $  116,000   $   52,000   $   40,000   $   88,000   $  296,000
Medicare/Medicaid                96,000       70,000       50,000       74,000      290,000
Commercial                        9,000       10,000           --        9,000       28,000
                             ----------   ----------   ----------   ----------   ----------
Total                        $  221,000   $  132,000   $   90,000   $  171,000   $  614,000
                             ==========   ==========   ==========   ==========   ==========


         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of December 31, 2006, our receivables do not include any amounts which are in legal collections.

         At December 31, 2006, the Company's contractual allowance balance is $498,000 which is a $157,000 increase from the balance at December 31, 2005. $167,000 of the increase resulted from an increase in gross patient accounts receivable prior to contractual allowances of $372,000 and a decrease of $10,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at December 31, 2006 is 45%, compared to 46% at December 31, 2005. For each one percentage point increase in the contractual allowance balance percentage, the Company's net patient service revenue would be decreased by approximately $6,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would increase by approximately $6,000.

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

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 we began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the year ended December 31, 2006, we recognized $135,000 of stock compensation expense related to employee stock options and stock warrants. As of December 31, 2006, there was approximately $393,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 3.6 years. Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. If we adopted the accounting requirements of SFAS 123(R) in 2005, our results of operations would have been negatively affected as disclosed in Note 1 to the December 31, 2006 consolidated financial statements.

         Accounting for Income Taxes: We currently have a net deferred tax asset of approximately $17.3 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $17.7 million related to approximately $50.4 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in June 2004 which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that the future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

         The following discusses and compares our results of operations for the years ended December 31, 2006 and 2005.

Revenues

         Our sources of revenues are net patient service revenue from the PET imaging centers which we own, management fees from the PET imaging centers which we manage pursuant to service and license agreements, and lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups. Total revenues for 2006 represent a net increase of approximately $2,690,000 from 2005 of which $305,000 was an increase in net patient service revenue, $474,000 was an increase in lease revenue from our PET imaging center in Jacksonville, Florida and $1,911,000 was an increase in management fees. Of the $1,911,000 increase in management fees, $1,763,000 was from our two new PET imaging centers in East Setauket, New York and Jacksonville, Florida, which became operational in the first and second quarters of 2006, respectively. The following table presents the changes in the revenues and procedures of our imaging centers from 2005 to 2006:

                                              Change from 2005 to 2006
                                    -------------------------------------------
                                      Revenue         Revenue        Procedure
                                    Trend ($'s)       Trend (%)       Trend (%)
                                    -----------     -----------     -----------
PET Imaging Center Location
---------------------------
Imaging Centers that we
Directly Own:
 Wichita, Kansas                    $   255,000           23%             32%
 Parsippany, New Jersey                  50,000            2%              3%
                                    -----------
                                    $   305,000            9%             11%
                                    -----------
Imaging Centers that we
Manage:
 Rockville Centre, New York         $  (660,000)         (25%)             2%
 Hialeah, Florida                        74,000            6%             15%
 Forest Hills, New York               1,208,000          294%            141%
 East Setauket, New York                728,000            *               *
 Jacksonville, Florida                  561,000            *               *
                                    -----------
                                    $ 1,911,000           45%             61%
                                    -----------
Lease Revenues:
 Jacksonville, Florida              $   474,000            *              **
                                    -----------

 Total                              $ 2,690,000           35%             41%
                                    ===========

*   Commenced operations in 2006, no comparative data.
**  Non-procedure based revenue stream.

         The increase in net patient service revenues generated by the PET imaging centers that we directly own is attributed to an upward tend in the number of imaging procedures performed by such PET imaging centers. For both of the PET imaging centers that we directly own, located in Wichita, Kansas and Parsippany, New Jersey, the rate of increase in revenues was less than the rate of increase in procedure volume due to a decline in the rate of reimbursements that we receive for performing Medicare related imaging procedures. During 2006, $1,868,000, or 50%, of net patient service revenue was from Medicare and $958,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. During 2005, $1,749,000, or 51% of net patient service revenue was from Medicare and $703,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield.

         The net increase in management fee revenues generated by the PET imaging centers which we manage is attributed to (i) an increase from the commencement of operations in 2006 of two new PET imaging centers located in East Setauket, New York and Jacksonville, Florida; (ii) an increase from a full year of operations in 2006 for our PET imaging center located in Forest Hills, New York, which began generating revenue in the second quarter of 2005; (iii) a decrease from the impact of a change in how revenues are earned at our PET imaging center located in Rockville Centre, New York; and (iv) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures. Our PET imaging center in East Setauket, New York became operational in the first quarter of 2006 and our PET imaging center in Jacksonville, Florida became operational in the second quarter of 2006 and correspondingly, all of their 2006 revenue was an increase from 2005. Our PET imaging center in Forest Hills, New York, became operational in December 2004 and did not begin generating revenues until the second quarter of 2005 and accordingly the full year management fees for 2006 were substantially greater than for 2005. Commencing in the second quarter of 2005, management fees from our PET imaging centers in Rockville Centre, are recognized based on the net realizable value of the practice groups patient accounts receivable outstanding as opposed to their net collections, which resulted in a one time increase of $513,000 from previously unrecognized management fee revenue for 2005. For all of December 31, 2006, the Company records management fee revenue based upon the net cash (practice groups collections less amounts deducted for the costs of radiologists and technicians) it receives from the practice groups as well as the net realizable value of practice groups patient accounts receivable outstanding. The monthly management fee has ceilings as agreed to by the Company and the applicable practice group.

         We attribute the overall increase in the number of imaging procedures performed by all of our centers, and therefore the increase in revenues when comparing 2006 to 2005, to the success of our marketing efforts and the increased awareness of our PET imaging centers by the physicians to whom we market out services. Future period to period increases in procedures performed, if any, may not result in corresponding increases in revenues due to the DRA, which, as previously discussed, was passed by Congress in February 2006. The DRA materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business.

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

         For 2006, the Company estimates that approximately 37% of the Company's revenue was billed directly to the Medicare program, which has decreased from approximately 41% for 2005. If the DRA had been in effect for such periods, the Company estimates the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and increased the Company's net loss by $1,999,000 and $1,637,000 for 2006 and 2005, respectively.

         Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida; which became operational in the second quarter of 2006 and correspondingly, all of its 2006 lease revenue was an increase from 2005.

Operating Expenses

         Overall, operating expenses increased by $2,544,000, or 30%, of which $1,908,000 was increased expenses of our PET imaging centers and $636,000 was increased corporate expenses.

         The most significant increase in the operating expenses of our PET imaging centers is attributed to those centers that were not operational in 2005 or were operational for less than a whole year in 2005. Our PET imaging centers located in East Setauket, New York and Jacksonville, Florida became operational in 2006 and accounted for $1,256,000 of the increase in operating expenses. Our PET imaging center located in Forest Hills, New York, became operational in the fourth quarter of 2004 and did not generate revenues until the second quarter of 2005 and accounted for $446,000 of the increase in operating expenses. The operating expenses of our PET imaging centers that were operational for all of 2006 and 2005 accounted for $206,000 of the increase in operating expenses, consisting primarily of variable costs which vary relative to increases or decreases in procedure volumes. To the extent that the reimbursement rates we receive for imaging procedures decrease in future periods, our fixed and variable costs will represent a more significant percentage of our revenues.

         The $636,000 increase in corporate operating expenses from 2005 to 2006 is due primarily to an increase in corporate payroll and radiology cost from:
(i) the hiring of our Chief Medical Officer in October 2005, (ii) stock based compensation expense for stock warrants and stock options granted to our Chief Medical Officer and our Vice-President of Operations, and (iii) an increase in depreciation expense relating to equipment and leasehold improvements at our PET imaging centers in East Setauket, New York and Jacksonville, Florida.

         We anticipate that if we develop new PET imaging centers our fixed operating costs will increase which would affect our profitability until such time as any new PET imaging centers generate revenues sufficient to absorb such fixed costs. We also anticipate the need to hire additional personnel as we develop new PET imaging centers. Additionally, our operating expenses as a percentage of revenues will be greater in future periods due to the decreased reimbursement rates caused by the passage of the DRA.

Interest Expense

         Interest expense increased $186,000 when comparing 2006 to the prior period. The primary increase in interest expense relates to the interest expense being incurred on the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida.

Equity Method Investments

         As of December 31, 2006, we no longer have a limited partnership interest in Trident Growth Fund L.P. On July 10, 2006, we sold our ownership interest in Trident Growth Fund, L.P. for $2,570,000 and recorded a loss on sale of $14,000. Our share of (loss) or earnings related to our limited partnership investment in Trident Growth Fund L.P. was $(28,000) and $301,000, respectively, for 2006 and 2005.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members of our PET imaging centers for 2006 and 2005 was $444,000 and $819,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and East Setauket, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%.

Financial Condition - Liquidity and Capital Resources

         At December 31, 2006, we had a working capital deficiency of $2,139,000 compared to working capital of $2,286,000 at December 31, 2005. The working capital deficiency includes $1,514,000 of notes payable and $1,988,000 of capitalized lease obligations which were classified as current liabilities because we were not in compliance with our debt covenant relating to debt to tangible net worth ratio not exceeding three to one. If we were in compliance, such amounts would have been classified as long-term debt and we would have had working capital of $1,526,000. The following table details changes in components of working capital during 2006.

                                                 December 31, 2006   December 31, 2005         Change
                                                 -----------------   -----------------   -----------------
Cash                                             $       2,748,000   $       4,494,000   $      (1,746,000)
Restricted cash                                                 --             172,000            (172,000)
Patients account receivable, net                           614,000             399,000             215,000
Lease receivables                                          129,000                  --             129,000
Management fees receivable, related
  parties                                                1,680,000             794,000             886,000
Other receivable, related party                             17,000                  --              17,000
Note receivable                                            486,000                  --             486,000
Accrued interest, note receivable                           52,000                  --              52,000
Other current assets                                       273,000             168,000             105,000
Accounts payable                                        (1,073,000)         (1,165,000)             92,000
Accounts payable, related parties                         (344,000)           (509,000)            165,000
Deferred interest on subordinated notes
  payable                                                  (40,000)                 --             (40,000)
Other current liabilities                                 (462,000)           (456,000)             (6,000)
Current portion of subordinated notes
  payable                                                 (123,000)                 --            (123,000)
Current portion of notes payable                        (3,266,000)         (1,323,000)         (1,943,000)
Current portion of capitalized lease
  obligations                                           (2,830,000)           (288,000)         (2,542,000)
                                                 -----------------   -----------------   -----------------
Working Capital (Deficiency)                     $      (2,139,000)  $       2,286,000   $      (4,262,000)
                                                 =================   =================   =================

         Our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         During 2006, our operations provided us with $2,021,000 of working capital compared to 454,000 for 2005. Our other sources of working capital during 2006 were $1,348,000 from construction loan proceeds and, $625,000 from the sale of our investment in Trident. During 2005 our other sources of working capital were $1,241,000 of net proceeds from the sale of common stock from the final closing of a private placement of our securities and $138,000 in proceeds from the issuance of notes payable. Cash flows from the sale of investments and common stock are not necessarily expected to be recurring in future periods.

         Our principal uses of working capital during 2006 included $1,837,000 of loan and capital lease payments, as compared to $1,263,000 for 2005, $1,486,000 for capital expenditures and construction and equipment deposits, as compared to $466,000 for 2005, and $488,000 in distributions paid to minority interest investors, as compared to $517,000 for 2005.

         Working capital includes $614,000 of net patient accounts receivable of which $313,000, or 49% of patient accounts receivable, were due from Medicare and $92,000, or 14% of patient accounts receivable, were due from Blue Cross/Blue Shield, $129,000 of lease receivables of which 45%, 29% and 26%, respectively, was due from three physician groups, and $17,000 in other receivable - related party, due from Premier Health Imaging International, Inc., a company owned by Dr. Schulman.

         We believe our existing working capital as of December 31, 2006, which includes a cash balance of $2,748,000 provides us with necessary working capital to meet our current working capital needs provided that our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants. In addition, our existing PET imaging centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the working capital necessary to continue development of new PET imaging centers, unless we receive additional external funding.

         On May 14, 2001, we purchased Premier PET Imaging, International, Inc. ("Premier") through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of December 31, 2006, $1,885,000 has been advanced.

         We currently operate seven PET imaging centers and have an eighth imaging center under development. Each new PET imaging center requires the acquisition of PET imaging equipment and systems. All of the PET imaging equipment and systems require service and maintenance and as of December 31, 2006, we have entered into six separate long-term service contracts which require monthly payments which range from $9,167 to $15,986, plus applicable sales tax for each such contract. The maintenance contract for our Wichita, Kansas PET imaging center is a pay as you go contract based on time and material incurred. The PET/CT imaging equipment at our East Setauket,, New York and Jacksonville, Florida PET imaging centers are currently under a one year manufacturer's warranty, which expire in February and May 2007, respectively, thus we did not incur equipment maintenance expense relating to such equipment for 2006. The premises in which the centers conduct their operations are leased and as of December 31, 2006 our premises lease commitments approximate $46,000 per month.

         Our existing debt service including principal and interest for all of our debt and capital leases, approximates $3,616,000 for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of December 31, 2006 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred in connection with additional PET imaging centers in which we have an ownership interest.

Available Information

         The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, files reports, proxy and information statements and other information with the Commission. Reports, proxy statements and other information filed by us with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained upon written request addressed to the Commission, Public Reference Section, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission also maintains an Internet web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov.

         No person has been authorized to give any information or to make any representation other than as contained or incorporated by reference in this Annual Report and, if given or made, such information or representation must not be relied upon as having been authorized by us.

ITEM 7.  FINANCIAL STATEMENTS

                  The Sagemark Companies Ltd. and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Registered Public Accounting Firm...................    32

Financial Statements:

      Consolidated Balance Sheet ......................................... 33-34

      Consolidated Statements of Operations............................... 35-36

      Consolidated Statements of Comprehensive Loss ......................    37

      Consolidated Statements of Shareholders' Equity .................... 38-39

      Consolidated Statements of Cash Flows .............................. 40-42

      Notes to Consolidated Financial Statements.......................... 43-68

                               [GRAPHIC OMITTED]
                              MOORE STEPHENS, P.C.
                          CERTIFIED PUBLIC ACCOUTANTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York

         We have audited the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P.C.
Certified Public Accountants

/s/ MOORE STEPHENS, P.C.

Cranford, New Jersey
March 9, 2007

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                    December 31,
                                                                            2006
                                                                    ------------
Assets:
Current Assets:
   Cash                                                             $  2,748,000
   Patient accounts receivable, net                                      614,000
   Lease receivables                                                     129,000
   Management fees receivable - related parties                        1,680,000
   Other receivable - related party                                       17,000
   Note receivable                                                       486,000
   Accrued interest, note receivable                                      52,000
   Marketable securities, current                                          1,000
   Other current assets                                                  272,000
                                                                    ------------
   Total Current Assets                                                5,999,000
                                                                    ------------
Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements, net      3,746,000
   Equipment held under capitalized lease obligations, net             6,752,000
                                                                    ------------
   Total Fixed Assets                                                 10,498,000
                                                                    ------------
Other Assets:

   Note receivable                                                     1,459,000
   Marketable securities, restricted                                       1,000
   Goodwill                                                            4,811,000
   Security deposit - related party                                       11,000
   Other assets                                                          587,000
                                                                    ------------
   Total Other Assets                                                  6,869,000
                                                                    ------------
   Total Assets                                                     $ 23,366,000
                                                                    ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                    December 31,
                                                                           2006
                                                                   ------------
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                                $  1,073,000
   Accounts payable - related parties                                   344,000
   Accrued payroll and benefits                                         331,000
   Accrued dividends                                                     44,000
   Other accrued expenses                                                87,000
   Current portion of deferred interest on subordinated notes
     payable                                                             40,000
   Current portion of subordinated notes payable                        123,000
   Current portion of notes payable                                   3,266,000
   Current portion of capitalized lease obligations                   2,830,000
                                                                   ------------
   Total Current Liabilities                                          8,138,000
                                                                   ------------
Long-Term Debt:
   Notes payable, net of current portion                              1,396,000
   Subordinated notes payable                                           294,000
   Deferred interest on subordinated notes payable                      115,000
   Capitalized lease obligations, net of current portion              4,758,000
                                                                   ------------
   Total Long-Term Debt                                               6,563,000
                                                                   ------------
Minority Interest                                                     1,986,000
                                                                   ------------

Commitments and Contingencies                                                --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                             3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized; 8,008,261 shares issued and 7,661,503 shares
     outstanding as of December 31, 2006)                                80,000
   Additional paid-in-capital, common stock                          72,167,000
   Accumulated other comprehensive loss                                 (49,000)
   Accumulated deficit                                              (63,774,000)
   Deferred compensation expense                                        (62,000)
   Less common stock (346,758 shares as of December 31, 2006)
     in Treasury, at cost                                            (1,686,000)
                                                                   ------------
   Total Shareholders' Equity                                         6,679,000
                                                                   ------------
   Total Liabilities and Shareholders' Equity                      $ 23,366,000
                                                                   ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                                                                      Years ended
                                                                                                      December 31,
                                                                                             ----------------------------
                                                                                                 2006            2005
                                                                                             ------------    ------------
Revenues:
        Net patient service revenue                                                          $  3,759,000    $  3,450,000
        Net patient service revenue - related party                                                    --           4,000
        Lease revenue                                                                             474,000              --
        Management fees, related parties                                                        6,158,000       4,247,000
                                                                                             ------------    ------------
        Total Revenues                                                                         10,391,000       7,701,000
                                                                                             ------------    ------------
Operating Expenses:
        Patient service costs and expenses, FDG and ammonia                                     1,113,000         807,000
        Patient service costs and expenses - related party                                         28,000          21,000
        Patient service costs and expenses, other                                                 428,000         170,000
        Radiology expense                                                                         109,000          82,000
        Radiology expense - related parties                                                       419,000         246,000
        Equipment maintenance                                                                     633,000         429,000
        Professional fees                                                                         275,000         350,000
        Legal fees - related party                                                                310,000         283,000
        Billing and collection fees - related party                                               106,000         102,000
        Salaries, payroll taxes and fringe benefits                                             2,388,000       1,630,000
        Stock-based compensation expense, employees                                               135,000              --
        Consulting fees                                                                            45,000         210,000
        Consulting fees - related parties                                                          60,000          48,000
        Marketing fees - related parties                                                          334,000         229,000
        Rent expense - related parties                                                            185,000          98,000
        Fair value of common stock issued pursuant to a subscription termination agreement             --         125,000
        General and administrative expenses                                                     2,290,000       1,974,000
        General and administrative expenses - related parties                                      47,000              --
        Bad debt expense                                                                           13,000              --
        Depreciation and amortization                                                           2,019,000       1,589,000
                                                                                             ------------    ------------
        Total Operating Expenses                                                               10,937,000       8,393,000
                                                                                             ------------    ------------
        Loss From Operations                                                                     (546,000)       (692,000)
Interest Expense                                                                                 (881,000)       (695,000)
Interest Income, Investments                                                                      121,000          97,000
Loss on Sale of Unconsolidated Affiliate                                                          (14,000)             --
Other Income (Expense), Net                                                                            --           2,000
                                                                                             ------------    ------------
        Loss From Operations Before Share of Earnings of Unconsolidated Affiliate and
        Minority Interest in Income of Subsidiaries                                            (1,320,000)     (1,288,000)
Share of (Loss) Earnings of Unconsolidated Affiliate                                              (28,000)        301,000
Minority Interest in Income of Subsidiaries                                                      (444,000)       (819,000)
                                                                                             ------------    ------------
        Loss Before Income Tax Provision - Forward                                           $ (1,792,000)   $ (1,806,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                                                                      Years ended
                                                                                                      December 31,
                                                                                             ----------------------------
                                                                                                 2006            2005
                                                                                             ------------    ------------
        Loss Before Income Tax Provision - Forwarded                                         $ (1,792,000)   $ (1,806,000)
Income Tax Provision                                                                              (23,000)        (16,000)
                                                                                             ------------    ------------
        Net Loss                                                                             $ (1,815,000)   $ (1,822,000)
                                                                                             ============    ============

Basic and Diluted Loss Per Common Share:
        Net Loss                                                                             $      (0.24)   $      (0.24)
                                                                                             ============    ============
Weighted Average Common Shares Outstanding                                                      7,636,681       7,475,728
                                                                                             ============    ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
-------------------------------------------------------------------------------------------------

                                                                              Years ended
                                                                              December 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Net Loss                                                             $ (1,815,000)   $ (1,822,000)
Other Comprehensive Expense:
Unrealized holding losses on available for sale securities                 (1,000)         (8,000)
                                                                     ------------    ------------
        Comprehensive Loss                                           $ (1,816,000)   $ (1,830,000)
                                                                     ============    ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

                                                        Preferred                                                 Additional
                                                          Shares                                     Common         Paid-in
                                                          Issued        Common                        Stock,        Capital,
                                                           and          Shares        Preferred        Par          Common
                                                       Outstanding      Issued          Stock         Value          Stock
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2004                          2,962      6,927,761   $      3,000   $     69,000   $ 70,589,000
Shares issued under private placement
  offering                                                      --        839,250             --          8,000      1,670,000
Offering costs                                                  --             --             --             --       (437,000)
Unrealized investment holding gains                             --             --             --             --             --
Shares issued pursuant to a settlement agreement                --         50,000             --          1,000        124,000
Deferred stock compensation                                     --             --             --             --             --
Shares issued pursuant to a subscription
  termination agreement                                         --        131,250             --          1,000             --
Distributions to minority interest investors                    --             --             --             --             --
Distributions to minority interest investors,
  related parties                                               --             --             --             --             --
Net loss                                                        --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2005                          2,962      7,948,261          3,000         79,000     71,946,000
Unrealized investment holding gains                             --             --             --             --             --
Shares issued pursuant to a consulting agreement                --         60,000             --          1,000         77,000
Warrants issued pursuant to a settlement
  consulting agreement                                          --             --             --             --          9,000
Stock compensation expense                                      --             --             --             --        135,000
Deferred stock compensation                                     --             --             --             --             --
Distributions to minority interest investors                    --             --             --             --             --
Distributions to minority interest investors,
  related parties                                               --             --             --             --             --
Net loss                                                        --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2006                          2,962      8,008,261   $      3,000   $     80,000   $ 72,167,000


                                                       Accumulated                      Less
                                                          Other                        Common        Deferred         Total
                                                      Comprehensive   Accumulated       Stock     Compensation     Shareholders'
                                                          Income        Defitic      in Treasury     Expense          Equity
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2004                   $    (40,000)  $(59,132,000)  $ (1,686,000)  $     (5,000)  $  9,798,000
Shares issued under private placement offering                  --             --             --             --      1,678,000
Offering costs                                                  --             --             --             --       (437,000)
Unrealized investment holding gains                         (8,000)            --             --             --         (8,000)
Shares issued pursuant to a settlement agreement                --             --             --             --        125,000
Deferred stock compensation                                     --             --             --          4,000          4,000
Shares issued pursuant to a subscription
  termination agreement                                         --             --             --             --          1,000
Distributions to minority interest investors                    --       (130,000)            --             --       (130,000)
Distributions to minority interest investors,
  related parties                                               --       (387,000)            --             --       (387,000)
Net loss                                                        --     (1,822,000)            --             --     (1,822,000)
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2005                        (48,000)   (61,471,000)    (1,686,000)        (1,000)     8,822,000

Unrealized investment holding losses                        (1,000)            --             --             --         (1,000)
Shares issued pursuant to a consulting agreement                --             --             --        (78,000)            --
Warrants issued pursuant to a
  consulting agreement                                          --             --             --         (9,000)            --
Stock compensation expense                                      --             --             --             --        135,000
Deferred stock compensation                                     --             --             --         26,000         26,000
Distributions to minority interest investors                    --       (223,000)            --             --       (223,000)
Distributions to minority interest investors,
  related parties                                               --       (265,000)            --             --       (265,000)
Net loss                                                        --     (1,815,000)            --             --     (1,815,000)
                                                      ------------   ------------   ------------   ------------   ------------
        Balance - December 31, 2006                   $    (49,000)  $(63,774,000)  $ (1,686,000)  $    (62,000)  $  6,679,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                                   Years ended
                                                                                   December 31,
                                                                          ---------------------------
                                                                              2006           2005
                                                                          ------------   ------------
Cash Flows - Operating Activities
        Net loss                                                          $ (1,815,000)  $ (1,822,000)
        Adjustments to reconcile net loss to net Cash - operations:
               Depreciation and amortization                                 2,019,000      1,589,000
               Share of loss (earnings) of unconsolidated affiliates            28,000       (301,000)
               Stock-based compensation expense, employee                      135,000             --
               Stock-based compensation expense, consulting fees                26,000             --
               Stock based compensation expense, other                              --          4,000
               Loss on sale of investment in unconsolidated affiliate           14,000
               Provision for bad debt expense                                   13,000             --
               Minority interest in income of subsidiaries                     444,000        819,000
               Fair value of common stock issued pursuant to a
                subscription termination agreement                                  --        125,000
               Interest expense paid-in-kind                                   199,000             --
               Other operating adjustments                                          --             --
        Change in assets and liabilities:
               Restricted cash                                                 172,000       (172,000)
               Patient accounts receivable, net                               (228,000)      (217,000)
               Patient accounts receivable - related parties                        --        138,000
               Lease receivables                                              (129,000)            --
               Other receivable - related party                                (17,000)            --
               Management fees receivable - related parties                   (886,000)      (566,000)
               Accrued interest, note receivable                               (52,000)            --
               Other current assets                                           (106,000)        87,000
               Accounts payable                                                392,000        306,000
               Accounts payable - related parties                             (165,000)       (53,000)
               Accrued payroll and benefits                                    145,000        135,000
               Other accrued expense                                            33,000        (20,000)
               Deferred interest on subordinated debt                           42,000         40,000
                                                                          ------------   ------------
        Net Cash - Operating Activities - Forward                              264,000         92,000
                                                                          ------------   ------------
Cash Flows - Investing Activities
        Purchased fixed assets                                              (1,393,000)       (83,000)
        Proceeds from sale of subsidiary equity                                     --         26,000
        Proceeds from sale of investment in unconsolidated affiliate           625,000             --
        Other assets, construction and equipment deposits                      (93,000)      (383,000)
                                                                          ------------   ------------
        Net Cash - Investing Activities - Forward                         $   (861,000)  $   (440,000)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                                  Years ended
                                                                                   December 31,
                                                                          ---------------------------
                                                                              2006           2005
                                                                          ------------   ------------
        Net Cash - Operating Activities - Forwarded                       $   264,000    $    92,000
                                                                          ------------   ------------
        Net Cash - Investing Activities - Forwarded                          (861,000)      (440,000)
                                                                          ------------   ------------
Cash Flows - Financing Activities:
        Proceeds from private placement Offering                                   --      1,678,000
        Offering costs                                                             --       (437,000)
        Loan proceeds                                                       1,348,000        138,000
        Proceeds from subsidiaries equity financings                               --        178,000
        Transfer subsidiary equity financing proceeds to operations           (40,000)            --
        Refund Bethesda investors                                            (132,000)            --
        Payments on notes payable                                          (1,500,000)    (1,178,000)
        Payments on capital lease obligations                                (337,000)       (85,000)
        Distributions to minority interest investors                         (223,000)      (130,000)
        Distributions to minority interest investors - related parties       (265,000)      (387,000)

                                                                          ------------   ------------
        Net Cash - Financing Activities                                    (1,149,000)      (223,000)
                                                                          ------------   ------------
        Net Decrease in Cash                                               (1,746,000)      (571,000)
Cash - Beginning of Periods                                                 4,494,000      5,065,000
                                                                          ------------   ------------
        Cash - End of Periods                                             $ 2,748,000    $ 4,494,000
                                                                          ===========    ===========
Supplemental Disclosures of Cash Flow Information:
        Cash paid during the periods for:
            Interest                                                      $   634,000    $   654,000
            Income taxes                                                  $    23,000    $    16,000


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

During the year ended December 31, 2006
---------------------------------------

         In February 2006, the Company entered into a capital lease obligation having an aggregate net present value of $1,890,000 resulting in a non-cash increase in fixed assets.

         In May 2006, the Company entered into a capital lease obligation having an aggregate net present value of $2,072,000 resulting in a non-cash increase in fixed assets.

         In November 2006, the Company entered into a capital lease obligation having an aggregate net present value of $1,900,000 resulting in a non-cash increase in fixed assets.

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

         In July 2006, the Company sold its investment in Trident, an unconsolidated affiliate. The total sales price was $2,570,000, which included an interest bearing promissory note receivable in the amount of $1,945,000, $486,000 is classified in current assets and $1,459,000 is classified in other assets.

         In December 2006, four of the Company's subsidiaries entered into FDG Supplier Agreement ("FDG Agreements") with IBA Molecular North America, Inc ("IBA"). Under the terms of the FDG Agreements, each subsidiary entered into a note payable with IBA for the then outstanding accounts payable balance owed to IBA. The total amount converted from accounts payable to notes payable approximated $485,000.

During the year ended December 31, 2005
---------------------------------------

         In April 2005, the Company entered into a capital lease obligation having an aggregate net present value of $12,000 resulting in a non-cash increase in fixed assets.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD AND SUBSIDIARIES
-------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1) Summary of Significant Accounting Policies
    ------------------------------------------

Organization - The Sagemark Companies Ltd. ("Sagemark", the "Company" or the "Registrant"), is a publicly held New York corporation organized in 1961.

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

During the first quarter of 2002, Premier PET Imaging of New Jersey, Inc. ("PET NJ") was formed as a wholly owned subsidiary of Premier. During the fourth quarter of 2002 Morris County PET Management LLC ("Morris Management") was capitalized by issuing 100 Membership Units (the "Morris Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On October 15, 2002, Premier purchased 77 Morris Units for a total of $200,200, and other investors had previously purchased 23 Morris Units for a total of $59,800. In each of November 2002 and July 2003, Premier sold 8 (an aggregate of 16 Morris Units) of its initial 77 Morris Units to other investors for a total of $41,600 and in September 2005 Premier sold ten of its Morris Units to an investor for $26,000. As of December 31, 2006 Premier owns 51% of Morris Management.

During the second and third quarters of 2002, Premier PET of Long Island LLC ("PET LI") was capitalized by issuing 100 Membership Units (the "Long Island Units") at a purchase price of $2,600 per unit of which $100 represents a capital contribution and $2,500 represents subordinated debt. On July 3, 2002, Premier purchased 51 Long Island Units for a total of $132,600, and on June 25, 2002, another investor purchased 49 Long Island Units for a total of $127,400. As of December 31, 2006, Premier owns 51% of PET LI.

During the first quarter of 2003, Hialeah PET Management LLC ("Hialeah Management") was capitalized by issuing 100 Membership Units (the "Hialeah Units") at a purchase price of $3,600 per unit of which $100 represents a capital contribution and $3,500 represents subordinated debt. Premier purchased 51 Hialeah Units for a total of $183,600, and other investors purchased 49 Hialeah Units for a total of $176,400. As of December 31, 2006, Premier owns 51% of Hialeah Management.

During the third quarter of 2003, P.E.T. Management of Queens, LLC ("Queens Management") was formed for the purpose of establishing and managing the Queens PET imaging center. In the second quarter of 2004 Queens Management was capitalized by issuing 100 Membership Units (the "Queens Units"). Initially Premier purchased 90 Queens Units for a total of $109,000 of which $9,000 represented a capital contribution and $100,000 represents subordinated debt. Another investor purchased 10 Queens units for a total of $1,000. As of December 31, 2006, Premier owns 90% of Queens Management.

During the third quarter of 2005, Suffolk PET Management LLC ("Suffolk Management") was capitalized by issuing 100 Membership Units (the "Suffolk Units") at a purchase price of $100 per unit. Premier purchased 51 Suffolk Units for a total of $5,100, and loaned Suffolk $350,000 on a subordinated basis. Another investor purchased 49 Suffolk Units for a total of $4,900. As of December 31, 2006, Premier owns 51% of Suffolk Management.

During the third quarter of 2005, Premier PET Imaging of D.C. and Maryland, Inc., ("PET DC"), was formed as wholly owned subsidiary of Premier. During the third quarter of 2005, Bethesda PET Management LLC ("Bethesda Management") was capitalized by issuing 100 Membership Units (the "Bethesda Units") at a purchase price of $3,500 per unit. Premier purchased 51 Bethesda Units for a total of $178,500, and independent investors purchased 49 Bethesda Units for a total of $171,500. The investor's money was being held in escrow until the Company received a firm financing commitment for the PET/CT equipment and leasehold improvements. As of December 31, 2005, Premier owned 51% of Bethesda. During the first quarter of 2006, Premier and the investors elected to discontinue the development of a PET imaging center in DC and Premier returned to such investors $132,000 of the $172,000 being held in escrow, after deducting expenses of $40,000.

During the first quarter of 2006, Premier PET Imaging of Jacksonville, LLC ("PET Jacksonville") was formed as a wholly owned subsidiary of Premier into which it made an initial investment of $140,000. As of December 31, 2006 Premier owns 100% of PET Jacksonville.

During the second quarter of 2006, Premier PET Imaging of Tamarac, LLC ("PET Tamarac") was formed as a wholly owned subsidiary of Premier which as of December 31, 2006 owns 100% of PET Tamarac.

Nature of Operations - Since May 14, 2001 the Company has developed outpatient medical diagnostic imaging centers (the "PET imaging centers") that it owns, operates, and manages throughout the United States. Such medical diagnostic imaging centers utilize positron emission tomography ("PET") and computed tomography ("CT") imaging equipment and systems ("PET imaging equipment"). The medical diagnostic procedures we perform are used by physicians in the diagnosis, staging and treatment of cancer and other diseases in the human body. The Company operates its PET imaging centers either through direct ownership or through Administrative Services Agreements and is responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that it operates.

In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 which materially reduces reimbursement rates for imaging procedures performed on Medicare patients and which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). Currently, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure is $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS is $1,150 and $1,250, respectively. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, we are currently evaluating the criteria and structure of our current and proposed future PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates could have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center could significantly adversely affect our business.

         As of December 31, 2006, the Company owns and or operates seven PET imaging centers and is developing an eighth imaging center in Tamarac, Florida. The Company owns and operates PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manages PET imaging centers in Rockville Centre, New York; Hialeah, Florida; Forest Hills, New York; East Setauket, New York and Jacksonville, Florida,. The Company is developing an eighth imaging center in Tamarac, Florida. Additional details on such facilities are as follows:

Center                                     Managed By                                Location                     Start Date
----------------------------------------   ----------------------------------------  --------------------------   ------------------
Premier PET Imaging of Wichita, LLC        Premier PET Imaging of Wichita, LLC       Wichita, Kansas              August 2001
Rockville PET Imaging, P.C.                Premier PET of Long Island, LLC           Rockville Centre, New York   October 2002
Premier PET Imaging of New Jersey, Inc.    Morris County PET Management, LLC         Parsippany, New Jersey       February  2003
Premier PET Imaging of Hialeah, Inc,       Hialeah PET Management, LLC               Hialeah, Florida             February 2003
Forest Hills PET Imaging, P.C.             PET Management of Queens, LLC             Forest Hills, New York       December 2004
Advanced PET Imaging                       Suffolk PET Management, LLC               East Setauket, New York      February 2006
Premier PET Imaging of Jacksonville, LLC   Premier PET Imaging of Jacksonville, LLC  Jacksonville, Florida        June 2006
Premier PET Imaging of Tamarac, LLC        Premier PET Imaging of Tamarac, LLC       Tamarac, Florida             Under construction

The PET imaging center located in Wichita, Kansas reflects the operations of PET Wichita, a wholly owned subsidiary of Premier. PET Wichita started generating revenues in the third quarter of 2001.

The PET imaging center located in Rockville Center, New York is an independently owned PET imaging center, Rockville PET Imaging, P.C., ("PET Rockville"), which is managed by Premier's 51% owned subsidiary, PET LI. PET Rockville started generating revenue in October 2002 and, pursuant to a Turnkey License and Services Agreement dated June 10, 2002, PET LI is entitled to receive management fees payable by PET Rockville from PET imaging center revenues that may not exceed $200,000 per month during the first nine months of the agreement and $400,000 per month for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. According to the terms of the agreement a portion of the management fee can be deferred to the extent that the contracted radiology groups practice revenues, less the payment of operating costs, billing and collection fees and PET scan reading/interpretation fees are not sufficient to pay the cumulative monthly management fee amount. This deferred management fee shall then be considered an advance by the Company and accrue interest at a rate of 5% per annum from the date of the deferral through the date of payment. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amounts permitted to be retained for physician and technician salaries as well as the net realizable value of the practice groups patient accounts receivable outstanding. The agreement expires in June 2012, with two five year renewal options.

In November, 2006, the Company expanded its imaging systems at PET Rockville to include PET/CT. In connection therewith, the Company entered into a $1,900,000 capital lease transaction for PET/CT imaging equipment and a $350,000 leasehold improvement loan with Siemens Medical Solutions USA, Inc. ("Siemens). The PET/CT capital lease will have a term of eighty-four months with a fixed rate of interest of 9.32%. The leasehold improvement loan will be repaid over a term of sixty months with a fixed rate of interest of 9.51%. As of December 31, 2006, the Company has utilized $252,000 of the $350,000 available loan proceeds from the leasehold improvement loan. The Company also entered into a five year equipment service agreement. The first year of the agreement is covered under the manufacturers warranty with no monthly payments required; the remaining four years requires 48 monthly payments of approximately $14,000 per month.

The PET imaging center located in Parsippany, New Jersey reflects the operations of PET NJ, a wholly owned subsidiary of Premier, and is managed by Premier's 51% owned subsidiary, Morris Management. PET NJ started generating revenues in February 2003 and, pursuant to an Administrative Services Agreement dated May 22, 2002, Morris Management is entitled to receive management fees payable by PET NJ from PET imaging center revenues that may not exceed $401,000 per month. The annual management fee ceiling is based on a cumulative monthly amount. The agreement expires in May 2012, and shall renew automatically for an additional ten years. The management fees received by Morris Management are eliminated in consolidation.

The PET imaging center located in Hialeah, Florida is an independently owned PET imaging center, Eiber Radiology, Inc. ("Eiber Radiology"), which is managed by Premier's 51% owned subsidiary, Hialeah Management. Eiber Radiology is owned an investor who purchased and owns 11% of Hialeah Management. The PET imaging center in Hialeah started generating revenues in February 2003 and pursuant to an Administrative Services Agreement dated February 1, 2003, Hialeah Management is entitled to receive management fees payable from the independent Hialeah PET imaging center revenues in the amount of $250,000 per month for the first six months of the agreement, $300,000 per month for the next six months of the agreement and $400,000 for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides the necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amount permitted to be retained for physician and technician salaries as well as the net realizable value of the practice groups patient accounts receivable outstanding. The agreement expires in February 2013, and can be renewed for an additional ten years.

The PET imaging center located in Queens, New York is an independently owned PET imaging center, Forest Hills PET Imaging, P.C., which is managed by Premier's 90% owned subsidiary, Queens Management. The Queens PET imaging center started generating revenues in April 2005 pursuant to a Turnkey License and Services Agreement dated December 31, 2004, Queens Management is entitled to receive management fees payable by Forest Hills PET Imaging P.C. from any of its future revenues in the amount of $200,000 for each of the first nine months of the Turnkey License and Services Agreement, and $400,000 for each month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Under the agreement the Company provides necessary positron emission tomography equipment, office equipment, practice premises and administrative support services. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amounts permitted to be retained for physician and technician salaries as well as the net realizable value of the practice groups patient accounts receivable outstanding. The agreement expires in December 2014.

The PET imaging center located in East Setauket, New York is Advanced PET Imaging ("Advanced PET"), a professional corporation, which is managed by Premier's 51% owned subsidiary Suffolk Management. Advanced PET is owned by the investor who purchased and owns 49% of Suffolk Management. Advanced PET started generating revenues in February 2006. Pursuant to a Turnkey License and Services Agreement dated August 10, 2005, Suffolk Management is entitled to receive management fees payable by Advanced PET, from any of Advanced PET's future revenues in amounts that may not exceed $250,000 per month during the first six months and $350,000 per month thereafter. The annual management fee ceiling is based on a cumulative monthly amount. Suffolk Management subleases the premises, which was leased by the Company from an entity owned by the investor who owns 49% of Suffolk Management, for the operations of the PET imaging center and made the PET imaging and ancillary medical equipment, furniture and fixtures and leasehold improvements available to Advanced PET for use by Advanced PET in its operations of the PET imaging center during the term of the license. The license provides for a full range of day to day non-professional management and business office services to Advanced PET in consideration of the service fees payable to Suffolk Management thereunder. The Company records the management fee at its net realizable value based upon the practice groups cash collections from imaging procedures less the amount permitted to be retained for physician and technician salaries as well as the net realizable value of the practice groups patient accounts receivable outstanding. The license also provides for Suffolk to advance certain sums from its working capital to Advanced PET to enable Advanced PET to meet any shortfall in its operating expenses. Each such advance shall constitute a loan to Advanced PET, which loan will bear interest at the rate of 5% per annum and be payable upon the expiration of the license or sooner from certain payments that may be received by Advanced PET from revenues generated from its operations. Advanced PET has granted Suffolk a security interest in all of its assets as collateral security for Advanced PET's obligation to pay such service fees and advances to Suffolk. The agreement expires August 10, 2020 and can be renewed for successive five year periods.

On February 28, 2006, the Company utilized the remaining available funds from a construction loan provided by General Electric Capital Corporation ("GE Cap") to make the leasehold improvements for the Suffolk PET imaging center. The Company executed a promissory note to repay the principal balance outstanding of $485,000 over a term of eighty-four months with a fixed rate of interest of 8.87%. On February 28, 2006, the Company executed a loan agreement with GE Cap for the PET/CT imaging equipment used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $1,890,000 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%. The equipment has a one year manufacturer's warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000. On February 28, 2006, the Company executed a loan agreement with GE Cap for hot lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,214 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%.

The PET imaging center located in Jacksonville, Florida, reflects the operations of PET Jacksonville, a wholly owned subsidiary of Premier. On January 26, 2006, the Company entered into a premises lease for PET Jacksonville. The lease is for a ten year period with two five year renewal options that commenced upon completion of the construction of PET Jacksonville in May, 2006. On March 6, 2006, the Company entered into a capital lease transaction of $2,072,000 for the PET/CT imaging equipment, a $52,000 loan agreement for the hot lab equipment and a $457,000 construction loan with GE Cap for PET Jacksonville. The capital lease commenced upon the Company accepting delivery of the equipment in May 2006. The capital lease has a term of eighty-four months with a fixed rate of interest of 8.69%. The PET/CT imaging equipment has a one year manufacturer's warranty and thereafter the Company will pay a fixed monthly maintenance fee of $15,000. The hot lab equipment loan is being repaid over a time of 84 months with a fixed rate of interest of 8.69% and the construction loan is being repaid over a term of 60 months with a fixed rate of interest of 9.19%. PET Jacksonville commenced operations and started generating lease revenues in June 2006, pursuant to Lease Agreements, and management fee revenue pursuant to a Letter Agreement dated May 4, 2006, with Eiber Radiology, a related party radiology company. Pursuant to the Lease Agreements, PET Jacksonville receives block lease revenues from leasing time segments to other PET providers for the use of the Jacksonville PET imaging center facilities and equipment. Pursuant to the Letter Agreement, PET Jacksonville recognizes as revenue an amount equal to the revenues actually received by Eiber Radiology from the imaging and related services it performs at PET Jacksonville less a fee of $170 per scan for radiology reading, interpretation, and billing and collections fees of 5% of patient service revenue collected, plus the net realizable value of the practice groups patient accounts receivable outstanding. The term of the Letter Agreement is two years and is subject to renewal for five successive two year periods unless intention of not to renew is received at least twelve months prior to the end of the existing term.

As of December 31, 2006 the Company had a PET imaging center under construction in Tamarac, Florida. On May 25, 2006, the Company entered into a premises lease for PET Tamarac. The lease is for a ten year period with a ten year renewal options that commence upon completion of the construction of PET Tamarac. On May 12, 2006, the Company entered into a loan agreement of $1,846,000 for the PET/CT imaging equipment, a $60,000 loan agreement for the hot lab equipment and a $275,000 construction loan with GE Cap for the Company's construction of it PET Tamarac. The PET/CT loan agreement does not commence until the Company accepts delivery of the equipment. The PET/CT loan agreement has a term of seventy-two months with a fixed rate of interest of 9.01%. The PET/CT imaging equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000. The hot lab equipment loan does not commence until the Company accepts delivery of the equipment and will be repaid over a time of 72 months with a fixed rate of interest of 9.01%. The construction loan will be repaid over a term of 60 months with a fixed rate of interest of 9.11%. As of December 31, 2006, the Company has utilized $79,000 of the $275,000 available loan proceeds from the construction loan.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Premier Cyclotron International Corp. and Premier PET Imaging of Arlington Heights, Inc. were inactive during 2006 and 2005.

All significant intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the Company eliminates the minority interest portion of any related profits and losses. The allocable losses of such minority interests are in excess of the Company's investment in such subsidiaries by $43,000 at December 31, 2006 all of which relates to Queens Management.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46R specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

We adopted the provisions of FIN 46R as of January 2004. We have reviewed the Company's unconsolidated contracted radiology practice arrangements and its investment in unconsolidated affiliate under the provision and have determined that none of these arrangements meet the definition of a variable interest entity.

Cash - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, all of the Company's cash represents bank deposits.

Accounts Receivables - All of the Companies accounts receivables are reported at their net collectible amounts. The Company routinely assesses the strength of each payor mix and components, and based upon overall collection trends, factors surrounding the credit risk of the payor and overall economic conditions establishes an allowance for doubtful accounts. As a consequence, the Company believes that its credit risk exposure beyond the reserve is limited. Specific accounts for which no payments have been received for six consecutive months are considered delinquent and customary collection efforts are initiated. Specific accounts for which no payments have been received for twelve months are written-off. The reserve for uncollectible accounts at December 31, 2006 was $21,000.

Marketable Securities - All of the Company's investments that are classified as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. Unrealized gains and losses are recorded as a separate component of shareholders' equity and are included in the statement of other comprehensive loss. Additionally, when the fair market value of securities decline and in the opinion of management, the decline in market value of those securities are other than temporary, the cost basis of the individual security will be written down to fair value and the amount of the write-down shall be charged to earnings as a realized loss. As of December 31, 2006 the marketable securities that are classified as current assets represent the fair market value of the Company's investments in freely tradable shares and the marketable securities classified as long-term assets represent the fair market value of the Company's investment in restricted shares.

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

Long-Lived Assets - Goodwill - On May 14, 2001, the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. ("Premier") and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock pursuant to a Stock

Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to earn an aggregate of 1,415,000 additional shares of the Company's common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004 the Company issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and represents goodwill. The Company evaluates the recoverability and measures the potential impairment of its goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. Goodwill arising from the issuance of such contingent shares was tested for impairment upon issuance and such test indicated there was no impairment of goodwill.

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value. Based on this evaluation, as of December 31, 2006, the balances as reported in the accompanying balance sheet are expected to be fully recoverable. However, it is at least reasonably possible that management's estimate of future recoverability may change in the near term, thus resulting in an acceleration in or complete write-off of certain long-lived assets.

Revenue Recognition

Net Patient Service Revenues - Net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments (based on historical experience) under reimbursement agreements with third-party payors. The Company is not engaged in the practice of medicine. The Company has the legal right to set the fees for the services rendered, and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to the Company for the amount billed. Bills to third-party payors are based on contractual arrangements between the Company and the third-party payors. Contractual adjustments are determined based upon a review of reimbursement policies and historical collections experience using a retrospective collection analysis for each payor mix. For the years ended December 31, 2006 and 2005, contractual adjustments approximated $3,469,000 and $3,138,000, respectively. The Company has historically not provided any significant amount of charity care.

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

Lease Revenue - In connection with the opening of Jacksonville in June 2006, the Company leases time on its PET/CT equipment to physician groups under lease agreements with terms ranging from 1 to 2 years.. Upon expiration of their initial terms, the lease agreements automatically extend for successive one year periods, unless notice of termination is made at least 90 days prior to the expiration date. Lease revenue is recognized pursuant to the terms of the respective lease agreements. The PET/CT equipment on which time is leased is held by the Company under a capital lease obligation (see Note 4).

The following schedule shows the aggregate future minimum lease receipts required by year under the leases:

 Year Ending December 31,                                          Amount
-------------------------------------------------------------   ------------
         2007                                                   $    611,000
         2008                                                        210,000
                                                                ------------
                                                                $    821,000
                                                                ============


Total lease revenues for the years ended December 31, 2006 and 2005 was $474,000 and $0, respectively.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Basic and Diluted Loss Per Share - Basic loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (warrants or options) into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. As of December 31, 2006 there are outstanding warrants and options to purchase an aggregate of 4,110,625 shares of common stock at prices ranging from $1.60 to $4.00 per share. For 2006 and 2005, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2006, all of the Company's cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2006 the Company had $2,009,000 of cash balances in excess of federally insured limits. A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During 2006, $1,868,000, or 50% of net patient service revenue was from Medicare and $958,000, or 25% of net patient service revenue was from Blue Cross/Blue Shield. During 2005, $1,749,000, or 51% of net patient service revenue was from Medicare, $703,000, or 20% of net patient service revenue was from Blue Cross/Blue Shield and $4,000, or .12% of net patient service revenue was from Diagnostic Radiology Network, an entity owned by Dr. Stephen A. Schulman, who is a director of the Company and the Chief Executive Officer of Premier. As of December 31, 2006, $313,000, or 49%, of patient accounts receivable were due from Medicare and $92,000, or 14%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments - In 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), "Share-Based Payment" using the modified-prospective-transition method. During 2006, the Company recognized $135,000 of stock compensation expense related to employee stock options and stock warrants. As of December 31, 2006, there was approximately $393,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 3.6 years. See Note (13) for additional information regarding the Company's stock based compensation plan.

Prior to 2006, the Company elected to use the intrinsic value method of accounting for stock options issued under its stock option plan and accordingly did not record an expense for such stock options. The Company estimated the fair value of its option awards granted prior to January 1, 2005 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in 2005:

Dividend yield                                 0%
Expected volatility                        67.08%
Risk-free interest rate                     4.24%
Expected life of options (years)               5%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock options during 2005. For purposes of pro forma disclosures under the fair-value method, the estimated fair-value of the options was amortized to expense over the options' vesting period. The Company's pro forma information for 2005 is as follows:


Net loss as reported                                                           $ (1,822,000)
Deduct:  Amount by which stock-based employee compensation as determined under fair value based method for all awards exceeds
the compensation as determined under the intrinsic value method                    (695,000)
                                                                               ------------
Pro forma net loss                                                             $ (2,517,000)
                                                                               ============
Basic and diluted net loss per common share:
As reported                                                                    $      (0.24)
Pro forma under SFAS No. 123                                                   $      (0.34)

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

Reclassifications - Certain 2005 items have been reclassified to conform to the December 31, 2006 presentation.

(2) Accounts Receivable
    -------------------

The Company's accounts receivables as of December 31, 2006 are summarized as follows:

                                    Patient       Management
                                    Accounts         Fees          Lease
                                   Receivable     Receivable     Receivables      Total
                                  ------------   ------------   ------------   ------------
Accounts receivable               $  1,133,000   $  1,680,000   $    129,000   $  2,942,000
Contractual allowances                (498,000)            --             --       (498,000)
Allowance for doubtful accounts        (21,000)            --             --        (21,000)
                                  ------------   ------------   ------------   ------------
Accounts receivable, net          $    614,000   $  1,680,000   $    129,000   $  2,423,000
                                  ============   ============   ============   ============

As of December 31, 2006 315,000 of the Company's accounts receivable are pledged as collateral for borrowings.

Changes in the allowance for doubtful accounts for the year ended December 31, 2006 is as follows:

Year Ended December 31,                                                             2006
--------------------------------------------------------------------------     ------------
Balance at beginning of year                                                   $     22,000
Provision for bad debts                                                              13,000
Doubtful accounts written-off                                                       (14,000)
                                                                               ------------
Balance at end of year                                                         $     21,000
                                                                               ============

(3) Furniture, Fixtures, Equipment and Leasehold Improvements
    ---------------------------------------------------------

The Company's furniture, fixtures, equipment and leasehold improvements as of December 31, 2006 are summarized as follows:

Medical equipment                                                              $  6,335,000
Leasehold improvements                                                            2,511,000
Furniture and fixtures                                                              242,000
                                                                               ------------
Total at cost                                                                     9,088,000
Accumulated depreciation                                                         (5,342,000)
                                                                               ------------
Furniture, fixtures, equipment and leasehold
improvements, net                                                              $  3,746,000
                                                                               ============

During 2006 and 2005, the Company recorded depreciation of $1,245,000 and $1,255,000, respectively. All of the Company's furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings as of December 31, 2006.

(4) Equipment Held Under Capitalized Lease Obligations
    --------------------------------------------------

The Company's equipment held under capitalized lease obligations as of December 31, 2006 is summarized as follows:

Computer equipment                                                $    120,000
Medical equipment                                                    7,704,000
Furniture and equipment                                                120,000
                                                                  ------------
                                                                     7,944,000
Accumulated amortization                                            (1,192,000)
                                                                  ------------
Equipment held under capitalized lease obligations, net           $  6,752,000
                                                                  ============


During 2006 and 2005, the Company recorded amortization of $749,000 and $310,000, respectively, related to equipment held under capitalized leases.

As of December 31, 2006, the future minimum lease payments under capital leases are as follows:

2007                                                              $  4,058,000
2008                                                                 1,199,000
2009                                                                 1,190,000
2010                                                                 1,190,000
2011                                                                 1,190,000
Thereafter                                                           1,201,000
                                                                  ------------
                                                                    10,028,000
Less amount representing imputed interest                           (2,440,000)
                                                                  ------------

Present value of net minimum capital lease payments                  7,588,000
Current portion of capitalized lease obligations                     2,830,000
                                                                  ------------

Non current portion of capitalized lease obligations              $  4,758,000
                                                                  ============

During 2006 and 2005 interest expense related to capitalized lease obligations was $412,000 and $177,000, respectively.

In December 2004, the Company entered into two capital leases with GE Cap which represent a significant portion of the Company's total capitalized lease obligations. Pursuant to one of the Company's capital leases, the Company is subject to certain default and remedy provisions, which include the following:
(1) the Company must maintain a cash balance of not less than $500,000; (2) the Company's total indebtedness must not exceed three times its tangible net worth; and, (3) the Company's ownership must not materially change (excluding private placements of less than fifty percent of the total and issued outstanding shares of capital stock). As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $1,988,000 of such capital lease obligation, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in all lease payments; we do not anticipate that a demand for payment under such lease will be made as long as we remain current with such lease payments.

(5) Note Receivable and Sale of Investment in Unconsolidated Affiliate
    ------------------------------------------------------------------

The Company entered into an agreement in November 2005 with the General Partner of Trident to sell to it or its affiliates such 24.1% interest for the greater of $2,525,000 or the book value of such interest on the date of closing of such sale. On July 10, 2006, the Company entered into an agreement to amend the November 25, 2005, agreement (the "Amendment"). The Amendment changed the provisions to include a closing date of July 11, 2006 and a purchase price of $2,570,000 which resulted in the Company recording a loss on sale of $14,000. The purchase price was payable by a cash down payment of $625,000 into an escrow account which was released to the Company on August 14, 2006, and the remaining purchase price of $1,945,000 is due under a four year Secured Promissory Note ("Note"). Payments under the Note are due in four annual installments in which the payment amount is the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors, Inc. from Trident in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. The Note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%. As of December 31, 2006, the current portion of the note receivable is $486,000 and the long-term portion is $1,459,000. During 2006, the Company recognized interest income of $52,000 related to the note.

The condensed results of operations of Trident are summarized in the following table.

                                                           Period from
                                                         January 1, 2006
                                                               to          Year Ended
                                                          July 11, 2006    December 31,
                                                          (date of sale)      2005
                                                           ------------   ------------
Income                                                     $    981,000   $  2,788,000
Operating expenses                                           (1,169,000)    (2,117,000)
Investment gains                                                 71,000        578,000
                                                           ------------   ------------
Net (loss) income                                          $   (117,000)  $  1,249,000

Company Ownership Percentage                                         24%            24%
                                                           ============   ============

Share of (Loss) Earnings of Unconsolidated Affiliate       $    (28,000)  $    301,000
                                                           ============   ============

(6) Marketable Securities
    ---------------------

The Company's investment in marketable securities is detailed in the following tables.

Current marketable securities as of December 31, 2006
Common stock at cost                                                      $     50,000
Unrealized holding loss                                                   $    (49,000)
                                                                          ------------
Market value                                                              $      1,000
                                                                          ============

Restricted marketable securities as of December 31, 2006
Restricted securities at cost                                             $     38,000
Realized loss for permanent decline in value, recognized in 1998          $    (37,000)
                                                                          ------------

Market value                                                              $      1,000
                                                                          ============

The change in net unrealized holding loss on marketable securities is summarized in the following table.

As of December 31, 2006
Beginning balance                                                         $    (48,000)
Current net change in unrealized holding loss                                   (1,000)
                                                                          ------------

Ending balance                                                            $    (49,000)
                                                                          ============

(7) Notes Payable
    -------------

As of December 31, 2006, amounts outstanding on notes payable consist of the following:

     PET Wichita (a)                                               $    718,000
     PET NJ (b)                                                         625,000
     PET LI (c)                                                         583,000
     Hialeah Management (d)                                             543,000
     Queens Management (e)                                              371,000
     Suffolk (f)                                                        483,000
     Suffolk (g)                                                         22,000
     Jacksonville (h)                                                   448,000
     Jacksonville (i)                                                    53,000
     PET Tamarac (j)                                                     79,000
     PET LI (k)                                                         252,000
     PET LI (l)                                                         135,000
     Hialeah Management (l)                                             111,000
     Morris Management (l)                                              137,000
     Queens Management (l)                                              102,000

                                                                   ------------
Total senior notes payable                                            4,662,000
Less:  Current portion of senior notes payable                        3,266,000

                                                                   ------------
Long-term portion senior of notes payable                          $  1,396,000
                                                                   ============

The aggregate maturities of the notes payable are follows:


Year Ending December 31,                                              Amount
--------------------------------------------------------------     ------------

2007                                                               $  3,266,000
2008                                                                    297,000
2009                                                                    303,000
2010                                                                    163,000
2011                                                                    177,000
Thereafter                                                              456,000

                                                                   ------------
Total maturities of senior notes payable                           $  4,662,000
                                                                   ============

During 2006 and 2005 interest expense on the notes payable was $427,000 and $478,000, respectively.

(a) In April 2001, PET Wichita obtained $1.758 million in medical equipment and leasehold improvement financing from DVI Financial Services, Inc. ("DVI") to purchase PET imaging equipment and to pay for leasehold improvements necessary to establish PET Wichita. The loan had a term of sixty-six months commencing September 25, 2001 and a fixed rate of interest of 10.60%. The Company paid a non-refundable $16,200 commitment fee to DVI. On June 22, 2004 we executed an agreement modifying the repayment terms to the note payable whereby beginning June 25, 2004, the modified repayment terms of this note require six monthly payments of interest only and sixty monthly payments of principal and interest. Sagemark and Premier have guaranteed the financing. The loan agreement has various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of PET Wichita. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $495,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(b) On October 24, 2001, the Company obtained a commitment for $1.784 million in medical equipment and leasehold improvement financing from DVI to purchase PET imaging equipment and to pay for leasehold improvements necessary to establish PET NJ. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.35%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. The Company paid a non-refundable $18,250 commitment fee to DVI. The loan is guaranteed by Premier, PET NJ and Morris Management. The loan agreement has various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, Morris Management and PET NJ. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $218,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(c) On September 19, 2002, the Company obtained $1.659,000 in equipment and leasehold improvement financing from DVI to purchase PET imaging equipment and to pay for leasehold improvements necessary to establish the PET imaging center in Rockville Centre that is managed by PET LI. The loan has a term of sixty-six months commencing December 15, 2002 and a fixed rate of interest of 9.50%. Repayment of the loan is interest only for the first six months and then amortizing principal and interest for the remaining sixty months. Premier, PET Rockville and PET LI have guaranteed the financing. Premier pledged its equity interest in PET LI as collateral security for such loan and $140,000 of the loan is jointly and severally personally guaranteed by Dr. Schulman and Theodore Shapiro, a Director of the Company and its Chief Executive Officer. The personal guarantees will be released after eighteen months, if certain specified financial conditions are met. The Company paid a non-refundable $15,400 commitment fee to DVI. The loan agreement contains various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, PET Rockville, and PET LI. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $203,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(d) On March 31, 2003, the Company executed a loan agreement with DVI. The loan agreement provides for a maximum loan of $1,734,000. During the second quarter of 2003, $1,498,000 of the loan was used to purchase PET imaging equipment and $77,000 was used to pay for a portion of the leasehold improvements necessary to establish the Hialeah PET imaging center and $159,000 remains unfunded. The loan has a term of sixty-six months commencing in April 2003 and a fixed rate of interest of 9.25%. Premier, which owns 51% of Hialeah Management, and an investor that owns 11% of Hialeah Management have pledged their equity interests in Hialeah Management as collateral security for the loan. The loan is guaranteed by Premier and Hialeah Management. The loan agreement contains various covenants, including a debt to tangible net worth ratio of no more than three to one, a cash balance of $500,000; restrictions on any mergers, consolidations, sales of assets, as well as restrictions on dividend payments, unless authorized by DVI and provides DVI with a security interest in substantially all of the assets of the Company, Premier, and Hialeah Management. On August 25, 2003, DVI announced that it had filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and it is uncertain whether the remaining $159,000 of the total financing commitment will be funded. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $188,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(e) In December 2004, the Company executed a loan agreement with GE Cap. The loan agreement provides for a maximum loan of $458,000. During 2004 the entire loan was used to pay for leasehold improvements necessary to establish the Queens PET imaging center. The loan has a term of eighty-four months commencing December 31, 2004 and a fixed rate of interest of 8.48%.

(f) In September 2005, the Company executed a loan agreement with GE Cap. The loan agreement provides for a maximum loan of $485,000. During 2005 the Company utilized $138,000 of the loan amount to pay for the commencement of the construction of the leasehold improvements necessary to establish the Suffolk PET imaging center and the final funding of the loan occurred on February 28, 2006. The loan has a term of eighty four months commencing March 15, 2006 and a fixed rate of interest of 8.87%.

(g) On February 28, 2006, the Company executed a loan agreement with GE Cap for hot lab equipment to be used at the Suffolk PET Imaging Center. The capitalized cost of the equipment is $22,000 and is being repaid over a term of eighty-four months with a fixed rate of interest of 8.76%.

(h) On March 6, 2006, the Company executed a $457,000 construction loan with GE Cap for the Company's construction of its' PET imaging center in Jacksonville, Florida. The construction loan is being repaid over a term of 60 months with a fixed rate of interest of 9.19%. The loan requires the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $364,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(i) On March 6, 2006, the Company entered into a $52,000 loan agreement for the hot lab equipment for its' PET imaging center in Jacksonville, Florida. The hot lab equipment loan is being repaid over a term of 84 months with a fixed rate of interest of 9.14%. The loan requires the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of December 31, 2006, the Company is not in compliance with the debt to tangible net worth ratio. As such, $46,000 of the note, which otherwise would be long-term, has been classified as a current liability in the accompanying consolidated balance sheet. Based on our historical relationship with our senior creditors and given that we are current in debt service payments; we do not anticipate that a demand for payment under the note will be made so long as we remain current with our debt service.

(j) On May 12, 2006, the Company executed a $275,000 construction loan with GE Cap for the Company's construction of PET Tamarac. Commencing with the date the loan is fully funded, the construction loan will be repaid over a term of 60 months with a fixed rate of interest of 9.11%. As of December 31, 2006, the Company has utilized $79,000 of the $275,000 available loan proceeds from the construction loan and is accruing interest on the funded portion, which was approximately $1,000 at December 31, 2006.

(k) In November, 2006, the Company executed a $350,000 leasehold improvement loan with Siemens for the Company's new PET/CT imaging equipment in Rockville Centre, New York. Commencing with the date the loan is fully funded, the loan will be repaid over a term of sixty months with a fixed rate of interest of 9.51%. As of December 31, 2006, the Company has utilized $252,000 of the $350,000 available loan proceeds from the leasehold improvement loan and is accruing interest on the funded portion, which was approximately $6,000 at December 31, 2006.

(l) On December 8, 2006, PET LI, Hialeah Management, Morris Management, and Queens Management each entered into an FDG Supplier Agreement ("FDG Agreements") with IBA Molecular North America, Inc ("IBA") for a thirty-six month term. Under the terms of the FDG Agreements, each subsidiary entered into a note payable with IBA for the then outstanding accounts payable balance owed to IBA less a cumulative $150,000 upfront payment. The terms of each note call for 36 monthly payments of principal and interest, with interest at 12% per annum. The total amount converted from accounts payable to notes payable approximated $485,000, of which $135,000 relates to PET LI, $111,000 relates to Hialeah Management, $137,000 relates to Morris Management, and $102,000 relates to Queens Management. Of the $150,000 upfront payment, $26,000 related to PET LI, $22,000 related to Hialeah Management, $27,000 related to Morris Management, and $20,000 related to Queens Management's. The remaining $55,000 of the $150,000 upfront payment was paid by Suffolk Management representing its balance owed to IBA.

(8) SUBORDINATED NOTES PAYABLE
    --------------------------

As of December 31, 2006, amounts outstanding on subordinated notes payable are as follows:

        Morris Management (a)                                      $    123,000
        PET LI (b)                                                      122,000
        Hialeah Management (c)                                          172,000

                                                                   ------------
Total subordinated notes payable                                   $    417,000
                                                                   ============

The aggregate maturities of the subordinated notes payable are follows:

Year Ending December 31,                                              Amount
--------------------------------------------------------------     ------------
    2007                                                           $    123,000
    2008                                                                172,000
    2009                                                                122,000
                                                                   ------------
Total maturities of subordinated notes payable                     $    417,000
                                                                   ============

During 2006 and 2005 interest expense on the subordinated notes payable was $42,000 and $40,000, respectively.

(a) As a part of capitalizing Morris Management and upon PET NJ's obtainment of financing from DVI, Morris Management issued $123,000 of subordinated notes to the Morris Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The notes are also subordinate to the payments required to be made by Morris Management to Sagemark pursuant to a separate lease agreement between such parties by which the PET imaging equipment and related ancillary medical equipment, furniture and furnishings, leasehold improvements and the premises required for the use of the PET imaging center, are leased and/or subleased to Morris Management by Sagemark. The subordinated notes require a balloon payment due on December 31, 2007. At December 31, 2006, there is accrued interest payable of $40,000 on such notes.

(b) As a part of capitalizing PET LI and upon PET LI's obtainment of financing from DVI, PET LI issued $122,000 of subordinated notes to the PET LI equity investor. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the note can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due December 31, 2009. At December 31, 2006 there is accrued interest payable of $51,000 on such note.

(c) As a part of capitalizing Hialeah Management and upon Hialeah Management's obtainment of financing from DVI, Hialeah Management issued $172,000 of subordinated notes to the Hialeah Management equity investors. The subordinated notes bear interest at 10% per annum and are subordinate to DVI and no payments under the notes can be made until the DVI financing is paid in full or a waiver is obtained from DVI. The subordinated notes require a balloon payment due September 30, 2008. At December 31, 2006 there is accrued interest payable of $64,000 on such notes.

(9) Income Taxes
    ------------

For 2006 and 2005, the Company had state income tax expense of $23,000 and $16,000, respectively. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carry-forwards are summarized in the following table.

As of December 31, 2006
---------------------------------------------------------------
Net operating loss carry-forward                                   $ 17,651,000
Undistributed earnings of subsidiaries                                 (412,000)
Unrealized holding (gain) loss                                           18,000
Allowance for uncollectible related party notes receivable              245,000
Allowance for doubtful accounts receivable                                8,000
Alternative minimum tax credit carry-forward                             17,000
Impaired investment write-off                                           333,000
Stock compensation expense                                              117,000
Depreciation                                                           (635,000)
                                                                   ------------
Net deferred tax asset                                               17,342,000
Valuation allowance                                                 (17,342,000)
                                                                   ------------
                                                                             --
                                                                   ============

For the year ended December 31, 2006 the valuation allowance for net deferred tax assets increased by $434,000. The net increase was the result of increased change in net temporary differences of $520,000 offset by the expiration of $86,000 of net operating loss carryforwards. Based upon the level of historical tax losses, the Company has established the valuation allowance against the entire net deferred tax asset.

As of December 31, 2006, the Company has net operating loss carry-forwards approximating $50,431,000. On June 28, 2004, pursuant to the Stock Purchase Agreement, as amended, between the Company and Premier's Founders, the Company issued 1,415,000 shares of the Company's common stock to the Premier Founders. The issuance of such shares as well as the issuance of the Common Stock Shares pursuant to the private placement with Joseph Stevens and Company, Inc. has limited the Company's utilization of its tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

The Company's net operating loss carry-forwards at December 31, 2006 expire as set forth in the following table.

Year carry-forward expires                                             Amount
--------------------------------------------------------------    ------------
2007                                                                   206,000
2008                                                                 1,505,000
2009                                                                 4,482,000
2010                                                                 6,241,000
2011                                                                 4,413,000
2012                                                                 7,017,000
2018                                                                15,059,000
2020                                                                   972,000
2021                                                                 1,901,000
2022                                                                 1,409,000
2023                                                                 1,631,000
2024                                                                 1,361,000
2025                                                                 2,159,000
2026                                                                 2,075,000
                                                                  ------------
Total                                                             $ 50,431,000
                                                                  ============

The following table reconciles the statutory federal income tax rate to the effective rate.

Years ended December 31,                               2006           2005
-------------------------------------------------  ------------   ------------
Statutory federal income tax rate                         (35.0)%        (35.0)%
Increase in net operating loss carry-forward               34.3           34.0
Permanent differences                                       0.2            0.5
Effective state tax rate                                    0.5            0.5
                                                   ------------   ------------
Effective income tax rate                                   0.0%           0.0%
                                                   ============   ============

(10) Commitments and Contingencies
     -----------------------------

(a) Operating Lease Obligations

         o The Company leases executive offices located in New York, New York under a month to month cancelable agreement.
         o The Company leases an administrative office in Boca Raton, Florida under a non-cancelable lease which expires on February 28, 2010 and has no options to renew.
         o PET Wichita leases space in a free standing building under a non-cancelable lease which initially expires in August of 2007 and has an option to renew for periods up to an additional twelve years. The lease is with a company that is majority owned and controlled by Dr, Schulman, who is a Director and executive officer of the Company.
         o The Company leases real estate, which is sub-leased to Morris Management, under a non-cancelable operating lease which initially expires in July 2012 and which has the option to be renewed for two additional five year periods.
         o The Company leases real estate, which is sub-leased to PET LI, under a non-cancelable operating lease which initially expires in May 2012 and which has the option to be renewed for two five year periods.
         o The Company leases real estate from an affiliated entity of an investor in Hialeah Management, which is sub-leased to Hialeah Management, under a non-cancelable operating lease which initially expires in February 2008 and which has the option to be renewed for three additional five year periods.
         o The Company leases real estate, which is sub-leased to the Queens PET imaging center under a non-cancelable operating lease which initially expires in May 2014 and which has the option to be renewed for a five year period.
         o The Company leases real estate, which is sub-leased to Suffolk Management, under a non-cancelable operating lease with an affiliated entity of the minority investor in Suffolk Management which initially expires in February 2016 and has two five year renewal options.
         o The Company leases real estate, which is sub-leased to Jacksonville, under a non-cancelable operating lease which initially expires May 2016 and has two five year renewal options.

         o On May 25, 2006, the Company entered into a premises lease for PET Tamarac. The lease is for a ten year period with a ten year renewal options that will commence upon completion of the construction of PET Tamarac.

         o The Company leases various medical equipment, office equipment, computer equipment, and furniture and fixtures under non-cancelable capital leases, the last of which expires in 2013. All of these leases have a $1 buy-out of the leased assets, due at the end of the lease term.


Total operating lease expense for 2006 and 2005 was $596,000 and $417,000, respectively. During 2006 and 2005, the Company made aggregate lease payments of $54,000 and $58,000, respectively, for its administrative offices in Boca Raton, Florida and its PET imaging center in Wichita, Kansas from companies controlled by Dr. Schulman. During 2006 and 2005, the Company made aggregate lease payments of $43,000 and $40,000, respectively for its PET imaging center in Hialeah, Florida to a company controlled by an investor in Hialeah Management. During 2006, the Company made aggregate lease payments of $88,000 for its PET imaging center in East Setauket, New York to a company controlled by an investor in Suffolk Management.

As of December 31, 2006 our future minimum lease payments under operating leases are as follows:

2007                                                               $    545,000
2008                                                                    509,000
2009                                                                    501,000
2010                                                                    466,000
2011                                                                    468,000
Thereafter                                                            1,064,000
                                                                   ------------
Total                                                              $  3,553,000
                                                                   ============

(b)  Employment Agreements

On May 25, 2001 the Company entered into an employment agreement with Mr. Shapiro, the Company's President, Chief Executive Officer and a Director for a term of five years at an annual base salary of $200,000 per year. During 2004 Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of Common Stock. On July 1, 2004, Mr. Shapiro agreed to amend his employment agreement which would include a reduction of his base annual salary to $100,000 effective January 1, 2004. Mr. Shapiro is entitled to receive an annual bonus equal to 5% of the Company's net pre-tax profits. On October 14, 2004, the Company and Mr. Shapiro executed an amendment to his employment agreement which effectively limits his annual bonus to $200,000 for years 2004, 2005 and 2006. Mr. Shapiro has not received any annual bonus under his employment agreement through December 31, 2006. Mr. Shapiro is entitled to receive a five year incentive common stock purchase warrant to purchase up to 20,000 shares of the Company's common stock for each $1,000,000 of net pre-tax profits earned by the Company each year during the term of his agreement, up to a maximum of five such warrants each year. Each incentive common stock purchase warrant earned by Mr. Shapiro will be exercisable at a price equal to the closing price of the Company's common stock on the date the warrant is issued. The Company also gave Tara Capital, Inc. ("Tara"), a company owned by Mr. Shapiro and his relatives, a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.70 per share. Mr. Shapiro is entitled to certain demand and "piggyback" registration rights with respect to the shares of the Company's common stock he may acquire pursuant to his employment agreement. The fair market value of the common stock on the date Mr. Shapiro's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010. The modification of this warrant resulted in no compensation expense in 2006. On March 25, 2005 the term of Mr. Shapiro's Employment Agreement was extended to March 24, 2010. At December 31, 2006, Mr. Shapiro's accrued and unpaid compensation approximates $200,000 and is included in accrued payroll.

On May 17, 2001 the Company entered into an employment agreement with Stephen A. Schulman, M.D. to serve as the Chief Executive Officer of Premier for a term of five years. The Company also issued to Dr. Schulman a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.31 per share. Dr. Schulman is entitled to certain demand and "piggyback" registration rights with respect to the shares issuable pursuant to the warrant. The fair market value of the common stock on the date Dr. Schulman's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and re-priced to $1.60. The modification of this warrant resulted in no compensation expense in 2006. On December 30, 2003, Dr. Schulman's employment agreement was amended whereby, among other things, he no longer accrued any base salary or bonus and is no longer entitled to receive incentive warrants. Furthermore, the amended employment agreement provides that all unpaid and accrued salary owed to Dr. Schulman, which amounted to $293,000, is waived. Since May 17, 2001 through December 30, 2003, Dr. Schulman had earned aggregate salaries of $418,000 of which $125,000 was exchanged in 2003 for 50,000 shares of Common Stock. In 2006 and 2005, Dr. Schulman provided services valued at $25,000 and $25,000 respectively, and such amount was recorded as salaries and benefits expense. At December 31, 2006, accrued compensation of $75,000 has not been paid and is included in accrued payroll. On March 25, 2005 the term of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

On March 4, 2001, the Company entered into an agreement to employ George W. Mahoney as its Chief Financial Officer for a period of three years at an annual base salary of $70,000 per year. Per the terms of the agreement, upon consummation of the Premier Acquisition, Mr. Mahoney's annual base salary was increased to $140,000 and subsequently increased to $194,670. In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of the Company's common stock at an exercise price of $1.90 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred. The option expired on August 3, 2005. On October 11, 2005 the Company issued to Mr. Mahoney a fully vested five year option to purchase 45,000 shares of common stock at an exercise price of $1.60 per share. The fair market value of the common stock on the date Mr. Mahoney's option was granted equaled the exercise price and no compensation expense was incurred.

On January 25, 2005, the Company entered into an employment agreement with Elizabeth A. Longton to serve as its Vice President of Operations for an initial term of three years at a base salary of $140,000 per year. Ms. Longton is entitled to bonus compensation of $5,000 on the date during the contract term that each of the Company's future PET imaging centers commences operations and a $5,000 bonus and an option to purchase 5,000 shares of Common Stock, with an exercise price equal to the fair market value of the common stock on the date of grant, for each instance in which future PET imaging centers achieve positive cash flow. The employment agreement automatically renews for successive one year periods until such time as either Ms. Longton or the Company gives to the other, notice of intent to terminate the employment agreement. In the event the employment agreement is not renewed, the Company is obligated to pay Ms. Longton a lump sum equal to six months base salary. In addition, Ms. Longton received an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share. The fair market value of the common stock on the date Ms. Longton's option was granted equaled the exercise price. During 2006 the Company recognized $29,000 of stock compensation expense from the amortization of the option issued to Ms. Longton. Of the shares reserved for issuance pursuant to such option, 17,500 of such shares vest on the last day of the first year of the term of such employment agreement and the remaining 17,500 shares of common stock reserved for issuance thereunder vest on the last day of the second year of the term of such Employment Agreement, provided that Ms. Longton is then in our employ.

On October 25, 2005, the Company entered into an Executive Employment Agreement and Exclusive Radiology Services Agreement with Michael Fagien, M.D., to serve as its Chief Medical Officer for an initial term of five years, subject to renewal for three successive two year renewal periods. Dr. Fagien receives an annual base salary of $250,000 and a fee of $100,000 for each new PET imaging center that is acquired or established by the Company in Florida (the "New Florida Centers") from the cash flow of each new Florida PET imaging center. Dr. Fagien was issued a warrant to purchase up to 500,000 shares of the Company's common stock during a five year period at an exercise price of $1.60 per share. The fair value of the common stock on the date Dr. Fagien's warrant was granted equaled the exercise price. During 2006 the Company recognized $95,000 of stock compensation expense from the amortization of the option issued to Dr. Fagien. Dr. Fagien is entitled to all of the same rights of indemnification granted by the Company to its officers, including indemnification rights under an indemnification agreement between the Company and its executive officers dated January 3, 2003. Pursuant to the Exclusive Radiology Services Agreement, Dr. Fagien will serve as the Company's radiologist to perform all required radiology services for all New Florida Centers as well as any other imaging centers which are currently owned or managed by the Company or which are acquired or established by the Company outside of the State of Florida. The Radiology Agreement will have an initial term of five years, subject to renewal and earlier termination on the same terms and conditions as provided in the Employment Agreement. Dr. Fagien will receive a fee for such services of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each body part computerized tomography imaging scan in excess of 1,470 imaging scans which are read and interpreted by Dr. Fagien in each year of the term of such agreement.

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

(d) PET imaging equipment Service Agreements - On June 26, 2002, PET Wichita entered into a five year service agreement with Siemens from whom PET Wichita purchased its PET imaging equipment in 2001. The service agreement commenced August 1, 2002 and expires July 31, 2007. PET Wichita makes monthly payments of $9,167 per the terms of the Service Agreement. At the completion of the second year of the service agreement the monthly payment will be adjusted to reflect current market conditions, but in no event will the monthly payment amount be increased. As of December 31, 2006, and the date of this report, the Company has only made payments required by this service agreement through the February 2004 monthly payment. In March 2005 PET Wichita and Siemens terminated the existing agreement and PET Wichita now receives maintenance when needed on a time and materials basis. At December31, 2006 PET Wichita owes $125,000 to Siemens under the terminated service agreement.

On June 26, 2002, PET LI entered into an equipment purchase order with Siemens to purchase PET imaging equipment. This purchase order was subsequently assigned to Sagemark. The PET imaging equipment has a one year warranty and PET LI entered into a service agreement with Siemens which commences upon the expiration of the warranty. The service agreement was also subsequently assigned to Sagemark and has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced October 24, 2003 and expires October 23, 2007.

On June 30, 2002, Sagemark entered into an equipment purchase order with Siemens to purchase PET imaging equipment for PET NJ. The PET imaging equipment has a one year warranty and Sagemark entered into a service agreement with Siemens which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 21, 2004 and expires February 20, 2008.

On October 10, 2002, Sagemark entered into an equipment purchase order with Siemens to purchase PET imaging equipment for the Hialeah PET imaging center. The PET imaging equipment has a one year warranty and Sagemark entered into a service agreement with CTI which commences upon the expiration of the warranty. The service agreement has a term of four years and is payable in monthly installments of $9,167. This service agreement commenced February 7, 2004 and expires February 6, 2008.

On December 21, 2004, Sagemark entered into a capital lease with GE Cap for the acquisition of PET/CT imaging equipment for the Queens PET imaging center. The PET/CT imaging equipment has a one year warranty and Sagemark entered into a service agreement with GE Cap which commences upon the expiration of the warranty. The service agreement has a term of six years and is payable in monthly installments of $12,917, plus taxes beginning December 21, 2005 and expires December 21, 2011.

On August 29, 2005 Sagemark entered into a lease with GE Cap to lease a positron emission tomography / computed tomography ("PET/CT") scanner for the Suffolk PET imaging center. The PET/CT scanner has a one year warranty. The Company entered into a five year service agreement with the PET/CT manufacturer which commences upon the expiration of the warranty. The monthly expense of the service agreement is $15,986 and is payable monthly beginning February 2007.

On March 6, 2006, Sagemark entered into a lease with GE Cap to lease PET/CT imaging equipment for its' PET imaging center in Jacksonville, Florida. The PET/CT imaging equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of $15,000 and is payable beginning June 2007.

On May 12, 2006, Sagemark entered into a loan agreement with GE Cap for PET/CT imaging equipment for its' PET imaging center in Tamarac, Florida. The PET/CT imaging equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of approximately $15,000 which will commence one year after delivery of the PET/CT imaging equipment.

On November 30, 2006, Sagemark entered into a capital lease with GE Cap to lease PET/CT imaging equipment for its PET imaging center in Rockville Centre, New York. The Company also entered into a five year equipment service agreement. During the first year of the agreement, the PET/CT imaging equipment is covered under the manufacturers warranty with no monthly payments required; the remaining four years requires 48 monthly payments of approximately $14,000 per month and is payable beginning December 2007.

(e) Consulting Agreement - On June 1, 2006, the Company entered into an agreement with a consultant (the "Consulting Agreement") providing for the performance by such consultant of certain investor and financial relations services during a two year period commencing on June 1, 2006, subject to earlier termination as provided for in the Consulting Agreement. The terms of the Consulting Agreement provide that the Company pay such consultant a monthly consulting fee of $5,000 for the three month period commencing June 1, 2006 through August 31, 2006 and issue to such consultant 60,000 unregistered shares of the Company's common stock together with a common stock purchase warrant to purchase up to 60,000 unregistered shares of the Company's common stock during a five year period at an exercise price equal to the closing price of the Company's publicly traded shares of common stock on the date of issuance of such warrant (but in no event less than $4 per share). For the year ending December 31, 2006 the consulting expense was $41,000. On the date of issuance of such warrant, the fair-market value was $1.30 per share and as such the warrant was issued with an exercise price of $4.00 per share. In connection with the issuance of the unregistered shares, the Company recorded $78,000 of deferred compensation which is being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $4,000 is included in consulting expense in the accompanying consolidated statements of operations. In addition, the Company recorded deferred compensation related to the issuance of the common stock purchase warrant of $9,000 which is also being amortized over the term of the Consulting Agreement. The monthly amortization of approximately $400 is included in consulting expense in the accompanying consolidated statements of operations. In calculating the $9,000 value of the common stock purchase warrant the Company used an exercise price of $4.00 per share, a term of two years, volatility of 69.60%, a dividend rate of 0%, and a risk-free interest rate of 4.92%. The consultant is entitled to receive up to an aggregate of an additional 290,000 shares of the Company's common stock subject to and based upon attaining five Aggregate Market Capitalization performance milestones as defined and otherwise provided in the Consulting Agreement. The Company has agreed to include the shares of common stock issued to the consultant under the Consulting Agreement in its current Registration Statement, at the Company's cost.

(11) Capital Stock
     -------------

Common Stock

As of December 31, 2006, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 shares are issued, 7,661,503 shares are outstanding and 346,758 shares are held in treasury.

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

On June 1, 2006, the Company issued 60,000 unregistered shares of the Company's common stock and a common stock purchase warrant to purchase up to 60,000 unregistered shares of the Company's common stock to an individual pursuant to a consulting agreement. The consultant is entitled to receive up to an aggregate of an additional 290,000 shares of the Company's common stock subject to and based upon attaining five Aggregate Market Capitalization performance milestones as defined and otherwise provided in the Consulting Agreement. The Company has agreed to include the shares of common stock issued to the consultant under the Consulting Agreement in its current Registration Statement, at the Company's cost. (See Note 10.(e)).

Preferred Stock

As of December 31, 2006, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which the following 2,962 shares are issued and outstanding as of December 31, 2006:

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at the option of the Company at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. Accrued dividends on the Series B Preferred stock as of December 31, 2006 approximated $1,000. No dividends were declared for 2006 and 2005.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accrued dividends on the Series E preferred stock as of December 31, 2006 approximated $18. No dividends were declared for 2006 and 2005.

Series F (2,700 shares issued and outstanding) - In consideration for certain creditors granting extensions on former Company debts, the Company issued, in 1984, 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at the option of the Company after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. Accrued dividends on the Series F preferred stock as of December 31, 2006 approximated $43,000. No dividends were declared for 2006 and 2005.

(12) Treasury Stock
     --------------

In October 1998, the Board of Directors authorized the Company to repurchase its common stock in unsolicited open market transactions in amounts of up to $500,000, pursuant to which the Company repurchased 80,096 shares in transactions with an aggregate value of $247,000. On March 7, 2001, the Board of Directors authorized the purchase of shares of the Company's common stock in unrestricted open market transactions, subject to the aggregate purchase price for such shares not exceeding $25,000, however, no additional shares were repurchased pursuant to the March 7, 2001 authorization. On March 12, 2002, the Company consummated the TAL Purchase Agreement pursuant to which it transferred to TAL an approximate 27% limited partnership interest in Trident owned by it in exchange for 266,662 shares of the Company's common stock owned by TAL. As of December 31, 2006 and 2005 there were 346,758 shares of common stock held in treasury.

(13) Long-term Incentive Plans
     -------------------------

On July 22, 1999, the stockholder's of the Company approved the 1999 long-term incentive plan. Pursuant to the plan, the following stock purchase warrants and stock options were issued:

(a) On March 7, 2001, the Company granted to Tara, a corporation in which Mr. Shapiro owns 10%, five year warrants to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $1.125 per share and to Mr. Bright a five year warrant to purchase 50,000 shares of its common stock at an exercise price of $1.125 per share. On October 11, 2005, the exercise period for the foregoing warrants was extended until October 10, 2010 and re-priced to an exercise price of $1.60 per share. The modification of these warrants did not result in any compensation expense in 2006 or 2005.

(b) On May 21, 2001, the Company granted to Dr. Schulman a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.31 per share and to Mr. Blessey, a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share. The fair market value of the common stock on the date the warrants were granted equaled the exercise price and no compensation expense was incurred. Mr. Blessey is entitled to certain demand and piggy-back registration rights with respect to the shares underlying such warrant. On October 11, 2005, the exercise period for the foregoing warrants was extended until October 10, 2010 and re-priced to an exercise price of $1.60 per share. The modification of these warrants did not result in any compensation expense in 2006 or 2005.

(c) On May 25, 2001, the Company granted to Tara a five year warrant to purchase 100,000 shares of its common stock at an exercise price of $1.70 per share. On October 11, 2005, the exercise period for the foregoing warrant was extended until October 10, 2010. The modification of this warrant did not result in any compensation expense in 2006 or 2005.

(d) On June 14, 2001, the Company granted to Mr. Bright a five year warrant to purchase 12,500 shares of its common stock at an exercise price of $1.31 per share. Mr. Bright is entitled to certain demand and "piggy-back" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. As of December 31, 2006 there remains no deferred compensation relating to this warrant. On October 11, 2005, the exercise period for the foregoing warrant was extended until October 10, 2010 and re-priced to $1.60 per share. The modification of this warrant did not result in any compensation expense in 2006 or 2005.

(e) On August 3, 2001, the Company issued to Mr. Mahoney an option to purchase 45,000 shares of its common stock at an exercise price of $1.90 per share and to four other non executive employees options to purchase an aggregate of 48,000 shares of its common stock at an exercise price of $1.90 per share, with terms ranging from four to six years. Options to purchase 17,000 shares of common stock were forfeited upon the resignation of the holders of such options and options to purchase 61,000 shares of common stock expired. In 2006, as a result of the adoption of SFAS 123(R) "Share-Based Payments" under the modified-prospective-transition method, the remaining options held by three non executive employees were valued at $65,000 as of the grant date and the remaining unamortized fair value as of January 1, 2006 is being expensed over the remaining vesting period. During 2006 the Company recorded stock compensation expense of $11,000 related to these option grants and as of December 31, 2006, there remains a total of $4,000 of unrecognized compensation cost related to the non-vested portion of these options.

(f) On April 15, 2003, the Company issued, to a PET imaging technologist for its Rockville Centre PET imaging center, a warrant to purchase 10,000 shares of its common stock for $3.50 per share. The option has a term of four years from the date of issuance, a three year vesting period and was valued at $13,030 which is being amortized over the three year vesting period. During 2006 and 2005, the Company recorded amortized deferred stock compensation expense of $4,000 and $3,000, respectively, related to this warrant.

(g) On January 25, 2005 the Company issued to Ms. Longton an option to purchase 35,000 shares of the Company's common stock at an exercise price of $3.91 per share, which vests over three years. On the date of grant the fair market value of the common stock equaled the exercise price and under the intrinsic value method used in 2005, no compensation expense was incurred. In 2006, as a result of the adoption of SFAS 123(R) "Share-Based Payments" under the modified-prospective-transition method, this option was valued at $88,000 as of the grant date and the remaining unamortized fair value as of January 1, 2006 is being expensed over the remaining vesting period. During 2006 the Company recorded stock compensation expense of $29,000 related to this option grant and as of December 31, 2006, there remains a total of $29,000 of unrecognized compensation cost related to the non-vested portion of this option.

(h) On October 11, 2005 the Company issued to Mr. Mahoney and another individual fully vested five year options to purchase 45,000 and 10,000 shares of common stock, respectively, at an exercise price of $1.60 per share. The fair market value of the options on the date of grant equaled the exercise price and no compensation expense was incurred. As of January 1, 2006, this option was fully vested and no expense resulted from the adoption of SFAS 123(R) "Share-Based Payments" as it relates to this option.

(i) On October 25, 2005 the Company issued to Dr. Fagien a warrant to purchase up to 500,000 shares of the Company's common stock during a five year vesting period at an exercise price of $1.60 per share. On the date of grant the fair market value of the warrant equaled the exercise price under the intrinsic value method used in 2005, and no compensation expense was incurred. In 2006, as a result of the adoption of SFAS 123(R) "Share-Based Payments" under the modified-prospective-transition method, this option was valued at $472,000 as of the grant date and the remaining unamortized fair value as of January 1, 2006 is being expensed over the remaining vesting period. During 2006 the Company recorded stock compensation expense of $95,000 related to this option grant and as of December 31, 2006, there remains a total of $360,000 of unrecognized compensation cost related to the non-vested portion of this option.

As discussed in Note 1, in 2006 the Company began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payments". The Company did not grant any stock options or warrants for 2006 pursuant to the 1999 long-term incentive plan. As noted in Notes (13)
(e), (g) and (i), for 2006, the Company recognized an aggregate of $135,000 of stock compensation expense from the amortization of deferred stock compensation expense related to employees and as of December 31, 2006, there was an aggregate of $393,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average period of 3.66 years.

The following assumptions were used during the respective years to estimate the fair value of options granted:

Years ended December 31,                                                                                    2006           2005
-----------------------------------------------------------------------------------------------------   ------------   ------------
Dividend yield                                                                                                    --              0%
Expected volatility                                                                                               --          67.08%
Risk-free interest rate                                                                                           --           4.24%
Expected life of options (years)                                                                                  --              5%

The following table summarizes the Company's fixed stock purchase warrants and options for 2006 and 2005.

                                                                                            2006                           2005
                                                                                          Weighted                       Weighted
                                                                                          Average                        Average
                                                                               2006       Exercise         2005          Exercise
                                                                              Shares       Price          Shares          Price
                                                                          ------------   ------------   ------------   ------------
Outstanding at beginning of year                                             1,171,000   $       1.70        636,000   $       1.38
Granted                                                                             --             --        590,000           1.74
Exercised                                                                           --             --             --             --
Forfeited                                                                       (6,000)          1.90        (55,000)          1.90
                                                                          ------------   ------------   ------------   ------------
Outstanding at end of year                                                   1,165,000   $       1.70      1,171,000   $       1.70
                                                                          ============   ============   ============   ============
Options exercisable at year end                                                847,500   $       1.69        733,000   $       1.65
                                                                          ============   ============   ============   ============
Weighted-average fair value of options granted during the year                                     --                          1.04
                                                                                         ============                  ============
Shares subject to the 1999 long-term incentive plan
                                                                             1,600,000                     1,600,000

Shares issued pursuant to the 1999 long-term incentive plan                  1,165,000                     1,171,000
                                                                          ------------                  ------------
Shares available for issuance under the 1999 long-term incentive plan          435,000                       429,000
                                                                          ============                  ============

As of December 31, 2006, the 1,165,000 warrants and options outstanding have exercise prices ranging between $1.60 and $3.91 and a weighted-average remaining contractual life of 3.64 years. On October 11, 2005 the term of all options and warrants held by officers and directors of the Company, and their designees and transferees (550,000 shares at exercise prices ranging from $1.12 to $1.70) were extended to October 10, 2010.

                                                                                                          Weighted
                                                                                           Weighted        Average
                                                                         Outstanding at    Average       Remaining         Total
                                                                          December 31,     Exercise     Contractual      Intrinsic
Range of Exercise Prices for Vested Options                                   2006         Price        Life (Years)       Value
                                                                          ------------   ------------   ------------   ------------
Under $2.00                                                                    820,000   $       1.62           3.73   $     20,000
Over $3.00                                                                      27,500           3.76           0.78         (2,000)
                                                                          ------------   ------------   ------------   ------------
                                                                               847,500   $       1.69           3.63   $     18,000
                                                                          ------------   ------------   ------------   ------------


A summary of the status of the Company's non-vested shares as of December 31, 2006 and 2005 and changes during the years then ended is presented as follows:


                                                          2006                           2005
                                                        Weighted                       Weighted
                                                        Average                        Average
                                           2006         Exercise         2005          Exercise
                                          Shares        Price           Shares         Price
                                       ------------   ------------   ------------   ------------
Non-vested - beginning of year              438,000   $       1.79         10,334   $       2.42
Granted                                          --             --        590,000           1.74
Vested                                     (120,500)          1.94       (162,334)          1.65
Forfeited/Expired                                --             --             --             --
                                       ------------   ------------   ------------   ------------
Non-vested - end of year                    317,500   $       1.73        438,000   $       1.79
                                       ============   ============   ============   ============

                                                                       Weighted
                                                          Weighted     Average
                                      Outstanding at      Average     Remaining        Total
Range of Exercise Prices                December 31,      Exercise   Contractual     Intrinsic
for Non-Vested Options                      2006          Price      Life (Years)      Value
                                       ------------   ------------   ------------   ------------
Under $2.00                                 300,000   $       1.60           3.81   $     45,000
Over $3.00                                   17,500           3.91           1.07             --
                                       ------------   ------------   ------------   ------------
                                            317,500   $       1.73           3.66   $     45,000
                                       ============   ============   ============   ============

(14) Warrants and Stock Grants Issued Outside of the Company's Long-term
     -------------------------------------------------------------------
     Incentive Plan
     --------------

In connection with a private placement of its securities, in November 2004 and December 2004, the Company granted warrants to purchase an aggregate of 873,225 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 1,455,375 shares of common stock for $4.00 per share. In January 2005, in connection with the same private placement, the Company granted warrants to purchase an aggregate of 71,775 shares of common stock for $2.00 per share and warrants to purchase an aggregate of 419,625 shares of common stock for $4.00 per share. During 2005, the Company, as a result of not filing a registration statement within a required time period, issued an additional 131,250 shares of the Company's Common Stock and Warrants to purchase 65,625 shares of the Company's Common Stock at an exercise price of $4.00 per share. Because these warrants were issued in connection with an equity financing the fair value of such warrants is considered a discount on the offering and will be a reduction of paid-in capital at the time that the warrants are exercised, if ever, and will not be compensation expense charged to operations. The warrants issued pursuant to the private placements have a weighted average exercise price of the is $3.35 and a weighted average remaining contractual life of 2.94 years. All of the warrants are exercisable at year end.

On June 1, 2006, pursuant to a two year consulting agreement, the Company issued to such consultant 60,000 unregistered shares of its common stock together with a common stock purchase warrant to purchase up to 60,000 unregistered shares of its common stock during a five year period at an exercise price equal to the closing price of the Company's publicly traded shares of common stock on the date of issuance of such warrant (but in no event less than $4 per share). On the date of issuance of such warrant, the fair-market value was $1.30 per share and as such the warrant was issued with an exercise price of $4.00 per share. In connection with the issuance of the unregistered shares, the Company recorded $78,000 of deferred compensation which is being amortized over the term of the related consulting agreement. In addition, the Company recorded deferred compensation related to the issuance of the common stock purchase warrant of $9,000 which is also being amortized over the term of the consulting agreement. In calculating the $9,000 value of the common stock purchase warrant the Company used an exercise price of $4.00 per share, a term of two years, volatility of 69.60%, a dividend rate of 0%, and a risk-free interest rate of 4.92%. (See Note 10.(e)).

(15) Related Party Transactions
     --------------------------

Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During 2006 and 2005 the Company incurred $310,000 and $457,000 of legal fees (of which $174,000 in 2005 was recorded as stock offering costs), respectively, to Mr. Blessey. At December 31, 2006 the Company owes Mr. Blessey $312,000.

Stephen A. Schulman, M.D. is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During 2006 and 2005, the Company made aggregate lease payments of $0 and $4,000, respectively, for its administrative offices in Boca Raton, Florida and $54,000 and $54,000, respectively, for a building for PET Wichita to companies controlled by Dr. Schulman. During 2006 and 2005 the Company incurred billing and collection expenses of $106,000 and $102,000, respectively, and CT Fusion Scan fees of $28,000 and $21,000, respectively, both payable to companies controlled by Dr. Schulman. At December 31, 2006 the Company owes such entities $10,000. During 2005 the Company paid Dr. Schulman $18,000 for consulting services rendered. During 2005, $4,000 of net patient service revenue was from an entity owned by Dr. Schulman.

At December 31, 2006, the Company is owed $17,000 from Premier Health Imaging International, Inc. ("Premier Health") a company owned by Dr. Schulman. Such amount relates to patient account collections which were collected by Premier Health and embezzled by one of its employees. Such amount is classified on the balance sheet as other receivable - related party. Subsequent to December 31, 2006, all such amounts have been repaid to the Company. During the third quarter of 2006, the Company, together with its independent auditors, commenced a forensic review of Premier Health's billing and collection records as it relates to the billing and collections of the Company's outstanding patient accounts receivables. As a result of the forensic review, we confirmed that the amount embezzled was approximately $156,000, of which $107,000 belongs to the Company's PET imaging center in Parsippany, New Jersey; and $49,000 belongs to the Company's PET imaging center in Wichita, Kansas. Subsequent to December 31, 2006, all such amounts have been repaid to the Company.

Edward Bright is the Chairman of the Board of the Company. During 2006 and 2005 the Company paid Mr. Bright $60,000 and $30,000, respectively, for consulting services rendered.

A radiology company owns 49% of PET LI. Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by PET LI from its management of the PET imaging center during 2006 and 2005 were $1,934,000 and $2,594,000, respectively. As of December 31, 2006, the PET imaging center owes PET LI $431,000. Additionally, PET LI pays equity distributions to its owners. During 2006 and 2005, the radiology company received equity distributions of $218,000 and $355,000.

A radiologist owns 11% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Hialeah Management from its management of the PET imaging center during 2006 and 2005 were $1,316,000 and $1,242,000, respectively. As of December 31, 2006, the PET imaging center owes Hialeah Management $314,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For 2006 and 2005, Hialeah Management incurred and paid $43,000 and $40,000, respectively, for premises rent. Additionally, Hialeah Management pays equity distributions to its owners. During 2006 and 2005 the radiologist received equity distributions of $17,000 and $11,000, respectively.

The same radiology company that owns 49% of PET LI also owns 10% of Queens Management. Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by Queens Management from its management of the PET imaging center during 2006 and 2005 were $1,619,000 and $411,000, respectively. As of December 31, 2006, the PET imaging center owes Queens Management $347,000.

A radiology group owns 6.5% of Morris Management, and provides radiology reading services to PET NJ. For 2006 and 2005 PET NJ incurred radiology reading expenses of $206,000 and $198,000, respectively. At December 31, 2006 PET NJ owes the radiology group $15,000. Additionally, Morris Management pays equity distributions to its owners. During 2006 and 2005 the radiology group received equity distributions of $26,000 and $18,000, respectively.

For 2006 and 2005, the Company incurred marketing expenses of $334,000 and $229,000, respectively, with marketing entities related to the Company via employee and or investor relationships. At December 31, 2006 the marketing entities are owed $7,000. Additionally, a principal of one of the marketing entities received equity distributions of $4,000 and $3,000, respectively, for 2006 and 2005, from Hialeah Management.

October 25, 2005 the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D., our Chief Medical Officer. For the years ended December 31, 2006 and 2005 the Company incurred $213,000 and $48,000, respectively, of radiology reading expenses and $27,000 and $0, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement.

Advanced PET, the Company's PET imaging center in East Setauket, New York, commenced operations in February 2006. A radiologist owns 49% of Suffolk Management. Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages Advanced PET and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk Management from its management of the PET imaging center, for the year ended December 31, 2006, were $728,000. As of December 31, 2006 the PET imaging center owes Suffolk Management $192,000. Suffolk Management pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk Management. For the year ended December 31, 2006 Suffolk Management incurred and paid $88,000 for premises rent. In 2005 the Company paid $11,000 to the entity owned by the radiologist as a security deposit for the premises.

A radiology company, whose principal owner owns 11% of Hialeah Management, has a Facility Lease Agreement with Jacksonville, pursuant to a Letter Agreement dated May 4, 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the year ended December 31, 2006 were $561,000. As of December 31, 2006, the radiology company owes Jacksonville $396,000.

Our PET imaging center in Jacksonville, Florida, commenced operations in June 2006. For the year ended December 31, 2006, the Company incurred general and administrative expenses of $20,000 with an entity whose owner is an investor in Hialeah Management and is the same entity that provides marketing services to Hialeah Management.

 (16) Legal Proceedings
      -----------------

The Company is not a party to any legal proceedings as of December 31, 2006; however, the Company could become a party to certain legal proceedings that could have occurred in the ordinary course of business.

(17) New Authoritative Pronouncements
     --------------------------------

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of SFAS 140. SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF applies to any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. EITF 06-3 states that the presentation of taxes within the scope of Issue 1 on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed in the footnotes to the financial statements. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF 06-3 is effective for all reporting periods after December 15, 2006. EITF 06-3 is not expected to have a material impact on the Company's financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes
- an interpretation of SFAS 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective at the beginning of the first fiscal year beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). SFAS 158 requires an employer to recognize an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan). Any changes in the funded status will be recognized in the year in which the changes occur through comprehensive income. SFAS 158 also requires that employers measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. SFAS 158 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115, ("SFAS 159"). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         Officers are elected by, and serve at the pleasure of our Board of Directors. Set forth below is information concerning our directors and executive officers as of December 31, 2006. The following table includes the names, positions held and ages of our executive officers and directors as of such date.

Name                             Age                                       Position
---------------------------   ----------     -----------------------------------------------------------------------------------
Theodore B. Shapiro               71          Chief Executive Officer, President and Director

Edward D. Bright                  70          Chairman of the Board

Stephen A. Schulman               71          Director and Chief Executive Officer of Premier P.E.T. Imaging International, Inc.

George W. Mahoney                 46          Chief Financial Officer

Michael Fagien                    49          Chief Medical Officer

Elizabeth Longton                 43          Vice President of Operations

Robert L. Blessey                 61          Director and Secretary

Abdallah S. Mishrick              71          Director (Deceased February 26, 2006)


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

         George W. Mahoney. Before rejoining the Company as its Chief Financial Officer in March 2001, Mr. Mahoney had been a financial and business consultant to the Company and other public and private companies since June 1999. For the five years prior, Mr. Mahoney served as the Chief Financial Officer of the Company. From 1991 to 1999, Mr. Mahoney also served as the Chief Financial Officer and a Director of International Magnetic Imaging Inc., a former wholly owned subsidiary of the Company. Prior to that, Mr. Mahoney was the Chief Financial Officer of Labor World USA, a temporary labor leasing company and prior to that Mr. Mahoney was the Chief Financial Officer of Guardian Bank. Mr. Mahoney began his business career as a public accountant with Arthur Andersen and then Deloitte Haskins & Sells.

         Michael Fagien, M.D. joined the Company as its Chief Medial Officer in October 2005. A radiologist board certified in nuclear medicine, from October 2003 to October 2005, Dr. Fagien served as the Chairman of the Medical Advisory Board of Radiological Corporation of America, also serving as its Chief Medical Officer from October 2004 to April 2005. From September 2002 to October 2005, Dr. Fagien served as the Medical Director of National PET Scan, LLC. Prior to that, Dr. Fagien served as a Clinical Professor and as the Chief of Nuclear Medicine at the University of Florida for over a decade. An international speaker on PET, PET/CT, nuclear medicine and advanced imaging, Dr. Fagien has trained residents and radiologists throughout the world and teaches physicians about the appropriate utilization of PET and PET/CT. Additionally he advises the industry on the development of new products in the imaging field currently serving as a member of the Medical Advisory Board for PET and Advanced Imaging at GE Healthcare.

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

Governance

         The Board of Directors has established an Audit Committee to assist in the Company's governance. Theodore B. Shapiro and Abdallah S. Mishrick comprised the Audit Committee. Subsequent to his death in February 2006, Mr. Shapiro is the sole member of the audit committee. The Audit Committee functions under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor's fees, evaluate performance of the auditors, review financial statements and management's discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. Dr. Mishrick, was the only independent member of our Board of Directors, and received $1,000 per month for his service on the Audit Committee.

         We intend to establish a Compensation Committee to determine the compensation of our executive officers, determine Board of Director compensation, award options and other stock grants and issue the report regarding these matters for inclusion in our annual report to our stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         For the fiscal years ended December 31, 2006 and 2005, the following officers of the Company received the following compensation for services rendered to the Company. See "Management - Employment Agreements" for a description of compensation arrangements entered into by us with certain of our executive officers.

                                                                           Annual Compensation                 Long-Term
                                                                       ---------------------------     ---------------------------
                                                                                      Other Annual                     All Other
Name/Principal Position                        Year       Salary          Bonus       Compensation     Compensation   Compensation
--------------------------------------       --------   ------------   ------------   ------------     ------------   ------------
Theodore B. Shapiro                            2006     $    100,000             --   $     24,000(2)            --             --
Chief Executive Officer (1)                    2005     $    100,000             --   $     24,000(2)            --             --

Stephen A. Schulman, MD                        2006     $     25,000             --   $      6,000(2)            --             --
President of Premier (3)                       2005     $     25,000             --   $      6,000(2)            --             --

George W. Mahoney                              2006     $    194,670   $      8,750         31,592(4)            --             --
Chief Financial Officer                        2005     $    185,400   $     33,750         30,512(4)            --             --

Michael Fagien, MD                             2006     $    219,443             --        245,792(5)            --             --
Chief Medical Officer                          2005     $     47,830             --         47,830(5)            --             --

Elizabeth Longton                              2006     $    140,000          5,000   $     15,796(6)            --             --
Vice President of Operations                   2005          130,988             --   $      5,400(6)            --             --

(1) For each of 2006 and 2005 Mr. Shapiro provided services valued at $100,000 which was recorded as salaries and benefit expense. "See Management Employment Agreements".

(2)  Other annual compensation consists of certain fringe benefits.

(3) For each of 2006 and 2005, Dr. Schulman provided services valued at $25,000 which was recorded as salaries and benefits expense.

(4) Other annual compensation for 2006 and 2005 consists of $18,000 and $16,800, respectively, for certain fringe benefits and $13,592 and $13,712, respectively, for payment of unused vacation.

(5) Other annual compensation consists of payments to Dr. Fagien pursuant to his Exclusive Radiology Services Agreement.

(6) Other annual compensation for 2006 and 2005 consists of $5,400 and $5,400, respectively, for certain fringe benefits and $10,396 and $0, respectively, for payment of unused vacation.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

         The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2006.

                                                                   Number of Securities                   Value of
                                                                  Underlying Unexercised           Unexercised In-the-Money
                                                                Options at Fiscal Year End        Options at Fiscal Year End
                                                               -----------------------------     -----------------------------
                           Number of shares
                             Acquired on        Value
Name                          Exercised        Realized         Exercisable    Unexercisable      Exercisable    Unexercisable
-------------------------    ------------     ------------     ------------    -------------     ------------    -------------
Theodore B. Shapiro (1)               -0-              -0-              -0-              -0-              -0-              -0-

Dr. Stephen A. Schulman               -0-              -0-          100,000              -0-              -0-              -0-

George W. Mahoney                     -0-              -0-           45,000              -0-              -0-              -0-

Michael Fagien                        -0-              -0-          200,000          300,000              -0-              -0-

Elizabeth Longton                     -0-              -0-           17,500           17,500              -0-              -0-

(1) Exclusive of warrants to purchase up to 375,000 shares of common stock owned by Tara Capital, Inc., a corporation of which Mr. Shapiro is a 10% stockholder. None of the warrants owned by Tara Capital, Inc. were exercised in 2006. As of December 31, 2006, the 375,000 shares of common stock underlying these warrants had a year end value of $0 and were exercisable.

Compensation of Directors

         We do not have a standard arrangement to compensate the members of our Board of Directors for serving in such capacity.

         On June 14, 2001, we granted Mr. Bright a five year warrant to purchase up to 12,500 shares of the Company's common stock at $1.31 per share. Mr. Bright is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date that Mr. Bright's warrant was issued was $2.25 per share, resulting in approximately $7,000 of compensation expense. As of December 31, 2006 there remains no deferred compensation relating to this warrant. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and the exercise price was re-priced to $1.60 per share. The modification of this warrant resulted in no compensation expense in 2006 or 2005.

         On May 21, 2001, we granted a five year warrant to purchase up to 12,500 shares of our common stock at $1.31 per share to Mr. Blessey, a member of our Board of Directors. Mr. Blessey is entitled to certain demand and "piggyback" registration rights with respect to the shares underlying such warrant. The fair market value of the common stock on the date Mr. Blessey's warrant was granted equaled the exercise price and no compensation expense was incurred. On October 11, 2005, the exercise period of this warrant was extended to October 10, 2010 and the exercise price was re-priced to $1.60 per share. The modification of this warrant resulted in no compensation expense in 2006 or 2005. Mr. Blessey is our general counsel and during 2006 and 2005 we paid him $357,000 and $502,000 (of which $245,000 was recorded as deferred offering costs), respectively, for legal services which he provided to us.

         In January 2003 Dr. Mishrick was appointed to our Board of Directors and we agreed to pay him a director's fee of $1,500 per month and an audit committee member fee of $1,000 per month. Dr. Mishrick died in February 2006.

Management Employment Agreements

Theodore B. Shapiro
-------------------

         On March 7, 2001, pursuant to Theodore B. Shapiro's month to month employment agreement as our President and Chief Executive Officer, we issued to Tara Capital, Inc. ("Tara"), Mr. Shapiro's designee, a five year warrant to purchase up to 150,000 shares of our common stock, and a five year warrant to purchase up to 125,000 shares of our common stock, both exercisable for $1.125 per share, the market price of our common stock on the date of grant and no compensation expense was incurred. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010 and the exercise price was re-priced to $1.60 per share. The modification of these warrants did not result in any compensation expense in 2006 or 2005.

         On May 25, 2001, we entered into a five year executive employment agreement with Mr. Shapiro to serve as our President and Chief Executive Officer. The agreement requires Mr. Shapiro to devote a substantial portion of his business time and efforts serving as our President and Chief Executive Officer and, until July 1, 2004, provided him an annual salary of $200,000 and a $2,000 per month medical insurance allowance. As additional incentive compensation, for each year of the agreement, we are required to issue to Tara five year warrants to purchase up to 20,000 shares of our common stock for the fair value of our common stock on the date of grant, for each $1,000,000 of Net Pre-Tax Profits in each year of the agreement, up to a maximum of five incentive warrants each year. We also gave Tara a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.70 per share, the market price of our common stock on the date of grant and no compensation expense was incurred. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010. The modification of these warrants did not result in any compensation expense in 2006 or 2005. Mr. Shapiro, or his designee, is entitled to certain demand and "piggyback" registration rights with respect to shares of our common stock he may acquire pursuant to his employment agreement.

         Effective July 1, 2004, Mr. Shapiro's employment agreement was amended and he agreed to reduce his annual base salary to $100,000 and to waive payment of his future salary until he notifies us that such payments should resume and we agreed to pay Mr. Shapiro an annual incentive bonus equal to five percent (5%) of our Net Pre-Tax Profits (as defined in such agreement).

         In October 2004, Mr. Shapiro's employment agreement was amended and he agreed to waive any bonus to which he is entitled under such agreement through December 31, 2003 and agreed to cap any bonuses for 2004, 2005 and 2006 to $200,000 per year. During 2004, Mr. Shapiro exchanged $325,000 of salary owed to him for 130,000 shares of our common stock. In connection with a private placement of our securities which was completed in January 2005, both Tara and Mr. Shapiro entered into lock-up agreements with the placement agent for the offering, agreeing not to sell or otherwise dispose of any of our securities owned by them, or to exercise any of their registration rights, for one year commencing January 13, 2005.

         In each of 2006 and 2005 Mr. Shapiro provided services valued at $100,000 which was recorded as salaries and benefits expense. At December 31, 2006 $200,000 of Mr. Shapiro's compensation has not been paid and is included in accrued payroll.

         On March 25, 2005, the term of Mr. Shapiro's employment agreement was extended to March 2010.

Stephen A. Schulman, M.D.
-------------------------

         On May 17, 2001, Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, entered into an executive employment agreement with Stephen A. Schulman, M.D., which was amended on December 30, 2003. Dr. Schulman was engaged by Premier as its Chief Executive Officer during the five year term of the agreement. The terms of Dr. Schulman's amended employment agreement, require him to devote such portion of his business time and efforts to the performance of his services as he determines necessary and he has agreed to provide his services without payment. From May 17, 2001 through December 31, 2003, Dr.

Schulman had earned aggregate salaries of $418,000 and he exchanged $125,000 in 2003 for 50,000 shares of common stock and waived $293,000 of unpaid and accrued salary owed to him. In each of 2006 and 2005, the services provided by Dr. Schulman were valued at $25,000 and were recorded as salaries and benefits expense. At December 31, 2006 the aggregate value of unpaid services provided to us by Dr. Schulman was $75,000 and is included in accrued payroll.

         On May 2001, Dr. Schulman received a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $1.31 per share, the market price of our common stock on the date of grant and no compensation expense was incurred. We granted Dr. Schulman demand and "piggy-back" registration rights with respect to any shares of our common stock acquired upon the exercise of such warrant. In connection with a private placement of our securities which was completed in January 2005, Dr. Schulman and Pamels Corp., a company in which Dr. Schulman is a principal stockholder, entered into a lock-up agreement with the placement agent for the offering, agreeing not to sell or otherwise dispose of any of our securities owned by them, or to exercise any of their registration rights, for one year commencing January 13, 2005. On October 11, 2005 the exercise period of the warrants were extended to October 10, 2010 and re-priced to $1.60 per share. The modification of this warrant did not result in any compensation expense for 2006 or 2005.

         On March 25, 2005, the terms of Dr. Schulman's Employment Agreement was extended to March 24, 2010.

George W. Mahoney
-----------------

         On March 4, 2001, we entered into an agreement to employ George W. Mahoney as our Chief Financial Officer for a period of 3 years at an annual base salary of $70,000 per year. Upon our acquisition of Premier P.E.T. Imaging International, Inc. in May 2001, the agreement provided an increase in Mr. Mahoney's annual base salary $140,000, and subsequent salary increases to $185,400 in 2005 and $194,670 in 2006.

         In addition, on August 3, 2001, Mr. Mahoney received an option to purchase 45,000 shares of our common stock at an exercise price of $1.90 per share which was the fair market value of our common stock on the date of grant and no compensation expense was incurred. The option expired on August 3, 2005. On October 11, 2005 we issued to Mr. Mahoney a fully vested five year option to purchase 45,000 shares of common stock at an exercise price of $1.60 per share, which was the fair market value of our common stock on the date of grant and no compensation expense was incurred.

Michael Fagien
--------------

         On October 25, 2005, we entered into an employment agreement and exclusive radiology services agreement with Michael Fagien, M.D., to serve as our Chief Medical Officer for an initial term of five years, subject to renewal for three successive two year renewal periods. Dr. Fagien will receive an annual base salary of $250,000 and a fee of $100,000 for each new PET imaging center that we acquire or establish in Florida from the cash flow of each new Florida PET imaging center. Dr. Fagien received a warrant to purchase up to 500,000 shares of our common stock during a five year period at an exercise price of $1.60 per share, the fair value of our common stock on the date of grant. During 2006 we recognized $95,000 of stock compensation expense from the amortization of the fair value of the previously unvested portion of the warrant issued to Dr. Fagien. Pursuant to the radiology services agreement, Dr. Fagien serves as our radiologist to perform all required radiology services for all new Florida PET imaging centers as well as any other imaging centers which are currently owned or managed by us or which are acquired or established by us outside of the State of Florida. The radiology services agreement has an initial term of five years, subject to renewal and earlier termination on the same terms and conditions as provided in Dr. Fagien's employment agreement. Dr. Fagien will receive a fee for his services of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each body part computed tomography
(CT) imaging scan in excess of 1,470 imaging scans which are read and interpreted by Dr. Fagien in each year of the agreement.

Elizabeth A. Longton
--------------------

         On January 25, 2005, we entered into an employment agreement with Elizabeth A. Longton to serve as our Vice President of Operations. The agreement expires on January 31, 2008 (subject to early termination renewal provisions) and provides for an annual base salary of $140,000, a monthly automobile allowance of $450, expense reimbursement and certain specified fringe benefits.

         We issued Ms. Longton a five year qualified incentive stock option to purchase up to 35,000 shares of our common stock at a per share exercise price of $3.91, the fair value of our common stock on the date of grant. During 2006 we recognized $29,000 of stock compensation expense from the amortization of the fair value of the previously unvested portion of the warrant issued to Ms. Longton. Provided that she is employed with us, Ms. Longton may exercise her right to purchase 17,500 shares after one year from the grant date 17,500 shares after two years from the grant date.

         Ms. Longton is required to devote all of her business time and efforts to the performance of her services under her employment agreement and, as additional incentive compensation, she is entitled to receive (i) on the date during the term of her employment agreement that new PET imaging centers (other than the PET imaging center in East Setauket, New York) commences operations, a bonus payment of $5,000, and (ii) on the date, if any, that each new PET imaging centers achieves positive cash flow, an additional bonus payment of $5,000 and a fully vested, five year warrant to purchase 5,000 shares of our common stock at an exercise price equal to the fair value of our common stock on the date of grant. In addition, Ms. Longton is entitled to receive any such additional bonus or incentive compensation as may be determined by our Board of Directors or our Chief Executive Officer. Under circumstances specified in Ms. Longton's employment agreement, we are required to pay Ms. Longton severance compensation, a lump sum equal to six months base salary, if the agreement is not renewed or is terminated.

Officer Salary Cap
------------------

         In connection with the private placement of our securities which was completed in January 2005, we agreed with the placement agent for the offering that for one year commencing January 13, 2005, we would not increase the base salary of any of our officers in an amount in excess of ten percent (10%) per year, with the exceptions that such restriction will not prevent us from hiring additional officers or from paying Dr. Schulman a base salary up to $200,000 per year.

Stock Option Plan

         Our stock option plan provides for the grant of options to purchase shares of our common stock to eligible employees, officers and directors, and other persons who we believe may have made a valuable contribution to us. Our stock option plan covers a maximum of 1,600,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under our stock option plan, the exercise price of shares of common stock subject to options granted thereunder may not be less than the fair market value of the common stock on the date of the grant of the option.

         Currently, our Board of Directors administers and interprets our stock option plan and is authorized to grant options to any of our eligible employees, including our officers. The Board of Directors designates the optionees, the number of shares subject to the options, and the terms and conditions of each option. Each option granted under our stock option plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of the grant or the date the option first becomes exercisable. An optionee may not transfer or assign any option granted, and may not exercise any options after a specified period subsequent to the termination of the optionee's employment with us.

Indemnification

         Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, we entered into an indemnification agreement with our chief executive, financial and medical officers and our directors pursuant to which we granted them certain additional indemnification rights. We maintain officer and director liability insurance coverage. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2006, 7,661,503 shares of our common stock were outstanding (exclusive of 346,758 shares of our common stock held in our treasury).

         The following table sets forth, as of December 31, 2006, information known to us relating to the beneficial ownership of the outstanding shares of our common stock by: (i) each person who is the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group.

                                                   # of
Name and Address (1)                             Shares (2)         % (3)
------------------------                       -------------      ----------
Stephen A. Schulman, M.D.                            623,752 (4)          8%

Pamels Corp.                                         402,892 (5)          5%

Theodore B. Shapiro                                  278,432 (6)          4%

Tara Capital, Inc.                                   650,977 (7)          8%

Robert L. Blessey                                    571,811 (8)          7%

Bocara Corp.                                         525,977 (9)          7%

Edward D. Bright                                      71,300 (10)         1%

George W. Mahoney                                     45,000 (11)         1%

Michael Fagien                                       200,000 (12)         3%

Elizabeth Farrell Longton                             17,500 (13)         0%

Edward Arnold
815 Tudor Avenue
Lebanon, Pennsylvania 17042                          776,250 (14)        10%

Abdallah S. Mishrick                                     -0-              0%

All Directors and Executive Officers
as a group (6 persons)                             1,807,795 (15)        22%

(1) Except as set forth above, the address of each of the individuals and entities set forth above is c/o Premier P.E.T. Imaging International, Inc., 4710 N.W. Boca Raton Boulevard, Suite 200, Boca Raton, Florida 33431.

(2) Unless otherwise indicated, the Company believes that all persons named in the table above have voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from December 31, 2006 upon the exercise of options, warrants, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days from December 31, 2006 have been exercised.

(3) Based on 7,661,503 shares outstanding (excludes 346,758 shares of common stock held in the Company's treasury).

(4) Includes (i) 100,000 shares of common stock issuable upon the exercise of a warrant exercisable within sixty (60) days from December 31, 2006 which expires on October 10, 2010 and is exercisable at $1.60 per share, and (ii) 402,892 shares of common stock owned by Pamels Corp.

(5) The sole shareholders of Pamels Corp. are Dr. Stephen A. Schulman and his spouse.

(6) Includes (i) 37,500 shares of common stock issuable upon the exercise of warrants exercisable within sixty (60) days from December 31, 2006 which expire on October 10, 2010, are exercisable at prices ranging from $1.60 to $1.70 per share and are held by Tara Capital, Inc., and (ii) 27,598 shares of common stock owned by Tara Capital, Inc. Tara Capital, Inc. is a corporation of which Mr. Shapiro is a 10% shareholder.

(7) Includes 375,000 shares of common stock issuable upon the exercise of a warrant exercisable within sixty (60) days from December 31, 2006 which expires on October 10, 2010 and are exercisable at prices ranging from $1.60 to $1.70 per share.

(8) Includes (i) 12,500 shares of common stock issuable upon the exercise of a warrant exercisable within sixty (60) days from December 31, 2006 which expires on October 10, 2010 and is exercisable at $1.60 per share and (ii) 525,977 shares of common stock owned by Bocara Corp.

(9)  The sole shareholders of Bocara Corp. are Robert L. Blessey and his spouse.

(10) Includes 62,500 shares of common stock issuable upon the exercise of a warrant exercisable within sixty (60) days from December 31, 2006 which expire on October 10, 2010 and are exercisable at $1.60 per share.

(11) Includes 45,000 shares of common stock issuable upon the exercise of an option exercisable within sixty (60) days from December 31, 2006 which expires on October 10, 2010 and is exercisable at $1.60 per share.

(12) Includes 200,000 shares of common stock issuable upon the exercise of the vested portion of a warrant exercisable within sixty (60) days from December 31, 2006 and excludes 300,000 shares of common stock representing the unvested portion of the warrant to purchase 500,000 shares of common stock which expires on October 25, 2010 and is exercisable at $1.60 per share.

(13) Includes 17,500 shares of common stock issuable upon the exercise of the vested portion of an option exercisable within sixty (60) days from December 31, 2006 and excludes 17,500 shares of common stock representing the unvested portion of the option to purchase 35,000 shares of common stock which expires on January 25, 2010 and is exercisable at $3.91 per share.

(14) Includes (i) 129,375 shares of common stock issuable upon the exercise of a warrant exercisable within sixty (60) days from December 31, 2006 which expires on November 28, 2009 and is exercisable at $4.00 per share and (ii) 258,750 shares of common stock held by Arnold Venture Fund, L.P. and 129,375 shares of common stock issuable upon the exercise of a warrant held by Arnold Venture Fund, L.P. and exercisable within sixty (60) days from December 31, 2006 which expires on December 28, 2009 and is exercisable at $4.00 per share. Arnold Venture Fund, L.P. is a limited partnership controlled by Edward Arnold.

(15) Includes an aggregate of 1,332,795 shares of common stock and 475,000 shares of common stock including securities which are owned by Pamels Corp., Tara Capital, Inc. and Bocara Corp. (see Notes 4, 6 and 8 above) issuable upon the exercise of warrants and options exercisable within sixty
     (60) days from December 31, 2006.

We are not aware of any arrangement that might result in a change of control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert L. Blessey is a member of our Board of Directors and is our general counsel. During 2006 and 2005 we incurred $310,000 and $457,000 of legal fees (of which $174,000 in 2005 was recorded as stock offering costs), respectively, to Mr. Blessey. At December 31, 2006 the Company owes Mr. Blessey $312,000.

         Dr. Stephen A. Schulman is a member of our Board of Directors and the Chief Executive Officer of Premier. During 2006 and 2005, we made aggregate lease payments of $0 and $4,000, respectively, for our administrative offices in Boca Raton, Florida and $54,000 and $54,000, respectively, for a building for PET Wichita to companies controlled by Dr. Schulman. During 2006 and 2005 we incurred billing and collection expenses of $106,000 and $102,000, respectively, and CT Fusion Scan fees of $28,000 and $21,000, respectively, both payable to companies controlled by Dr. Schulman. At December 2006 the Company owes such entities $10,000. During 2005 the Company paid Dr. Schulman $18,000 for consulting services rendered. During 2005, $4,000 of net patient service revenue was from an entity owned by Dr. Schulman.

         At December 31, 2006, we are owed $17,000 from Premier Health Imaging International, Inc. a company owned by Dr. Schulman. Such amount relates to patient account collections which were collected by Premier Health Imaging International, Inc. and embezzled by one of its employees. Subsequent to December 31, 2006, all such amounts have been repaid to us. During the third quarter of 2006, we, together with our independent auditors, commenced a forensic review of Premier Health Imaging International, Inc.'s billing and collection records as it relates to the billing and collections of our outstanding patient accounts receivables. As a result of the forensic review, we confirmed that the amount embezzled was approximately $156,000, of which $107,000 belongs to our PET imaging center in Parsippany, New Jersey; and $49,000 belongs to our PET imaging center in Wichita, Kansas.

         Edward Bright is our Chairman of the Board. During 2006 and 2005 we paid Mr. Bright $60,000 and $30,000, respectively, for consulting services rendered.

         A radiology company owns 49% of PET LI. Pursuant to a Turnkey License and Services Agreement, PET LI manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by PET LI from its management of the PET imaging center during 2006 and 2005 were $1,934,000 and $2,594,000, respectively. As of December 31, 2006, the PET imaging center owes PET LI

$431,000. Additionally, PET LI pays equity distributions to its owners. During 2006 and 2005, the radiology company received equity distributions of $218,000 and $355,000.

         A radiologist owns 11% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages a PET imaging center and earns management fees. The radiologist is the principal owner of the PET imaging center. Management fees earned by Hialeah Management from its management of the PET imaging center during 2006 and 2005 were $1,316,000 and $1,242,000, respectively. As of December 31, 2006, the PET imaging center owes Hialeah Management $314,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For 2006 and 2005, Hialeah Management incurred and paid $43,000 and $40,000, respectively, for premises rent. Additionally, Hialeah Management pays equity distributions to its owners. During 2006 and 2005 the radiologist received equity distributions of $17,000 and $11,000, respectively.

         The same radiology company that owns 49% of PET LI also owns 10% of Queens Management. Pursuant to a Turnkey License and Services Agreement, Queens Management manages a PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the PET imaging center. Management fees earned by Queens Management from its management of the PET imaging center during 2006 and 2005 were $1,619,000 and $411,000, respectively. As of December 31, 2006, the PET imaging center owes Queens Management $347,000.

         A radiology group owns 6.5% of Morris Management, and provides radiology reading services to PET NJ. For 2006 and 2005 PET NJ incurred radiology reading expenses of $206,000 and $198,000, respectively. At December 31, 2006 PET NJ owes the radiology group $15,000. Additionally, Morris Management pays equity distributions to its owners. During 2006 and 2005 the radiology group received equity distributions of $26,000 and $18,000, respectively.

         For 2006 and 2005, we incurred marketing expenses of $334,000 and $229,000, respectively, with marketing entities related to us via employee and or investor relationships. At December 31, 2006 the marketing entities are owed $7,000. Additionally, a principal of one of the marketing entities received equity distributions of $4,000 and $3,000, respectively, for 2006 and 2005, from Hialeah Management.

         During 2006 we paid $11,000 as a security deposit to an affiliated entity of the minority investor of our Suffolk PET imaging center for the facility in which Advanced PET imaging center commenced operations in February 2006.

         On October 25, 2005 we entered into an exclusive radiology services agreement with Michael Fagien, M.D., our Chief Medical Officer. During 2006 and 2005 we incurred $213,000 and $48,000, respectively, of radiology reading expenses and $27,000 and $0, respectively, of professional liability insurance expense pursuant to the agreement.

         Advanced PET, our PET imaging center in East Setauket, New York, commenced operations in February 2006. A radiologist owns 49% of Suffolk Management. Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages Advanced PET and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk Management from its management of the PET imaging center, for 2006 were $728,000. As of December 31, 2006 the PET imaging center owes Suffolk Management $192,000. Suffolk Management pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk Management. For 2006 Suffolk Management incurred and paid $88,000 for premises rent. In 2005 the Company paid $11,000 to the entity owned by the radiologist as a security deposit for the premises.

         A radiology company, whose principal owner owns 11% of Hialeah Management, has a Facility Lease Agreement with Jacksonville, pursuant to a Letter Agreement dated May 4, 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for 2006 were $561,000. As of December 31, 2006, the radiology company owes Jacksonville $396,000.

         Our PET imaging center in Jacksonville, Florida, commenced operations in June 2006. For 2006, we incurred general and administrative expenses of $20,000 with an entity whose owner is an investor in Hialeah Management and is the same entity that provides marketing services to Hialeah Management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         During 2006 and 2005, we were billed the following fees by MOORE STEPHENS, P.C.:

                                                     2006           2005
                                                 ------------   ------------
         Audit & Review Fees                     $    112,000   $    103,000
         Tax Fees                                      16,000          8,000
         Other Fees                                    18,000         42,000
                                                 ------------   ------------
                                                 $    146,000   $    153,000
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

THE SAGEMARK COMPANIES LTD.


/s/ THEODORE B. SHAPIRO
---------------------------------------
Chief Executive Officer,
President and Director
April 1, 2007


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THEODORE B. SHAPIRO
---------------------------------------
Chief Executive Officer,
President and Director
April 1, 2007


/s/ EDWARD D. BRIGHT
---------------------------------------
Chairman of the Board
April 1, 2007


/s/ GEORGE W. MAHONEY
---------------------------------------
Chief Financial Officer
April 1, 2007


/s/ ROBERT L. BLESSEY
---------------------------------------
Secretary and Director
April 1, 2007


/s/ STEPHEN A. SCHULMAN, M.D.
---------------------------------------
Director
April 1, 2007

Index to Exhibits

Exhibit No.   Description of Document
-----------   -----------------------

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

(10.1) Purchase Agreement dated as of November 9, 2005 between The Sagemark Companies Ltd. and Trident Advisors, Inc. (Filed with the Securities and Exchange Commission on January 5, 2006 as an exhibit to the Registrant's Post Effective Amendment Number 1 to Form SB-2 Registration Statement and incorporated herein by reference thereto.)

(10.2) Form of Amendment to Purchase Agreement dated as of November 9, 2005 between The Sagemark Companies Ltd. and Trident Advisors, Inc. (Filed with the Securities and Exchange Commission on July 17, 2006on Form 8-K and incorporated herein by reference thereto.)

(10.3) Secured Promissory Note of Trident Advisors, Inc. dated as of July 11, 2006 (Filed with the Securities and Exchange Commission on July 17, 2006on Form 8-K and incorporated herein by reference thereto.).

(10.4) Premise Lease Agreement dated as of January 26, 2006 by and between The Sagemark Companies Ltd. and Jacksonville Concourse II, Ltd. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.5) Equipment With Service Schedule dated as of February 12, 2006 To Master Lease Agreement (Quasi) dated as of June 24, 2003 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.6) Equipment Schedule dated as of February 21, 2006 to Master Security Agreement dated as of August 29, 2005 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.7) Promissory Note dated as of March 6, 2006 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.8) Financial Covenants Agreement dated as of March 6, 2006 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed on Form 8-K on April 11, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.9) Premise lease agreement dated as of May 25, 2006 by and between Tamarac Center, LLC and The Sagemark Companies, Ltd. (Filed with Form 10QSB on November 13, 2006 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

(10.10) Master Equipment Lease Agreement dated as of December 5, 2006 by and between The Sagemark Companies Ltd. and Siemens Medical Solutions, USA, Inc.

(21)          Subsidiaries of the Registrant.

(31.1)        Chief Executive Officer Certification.

(31.2)        Chief Financial Officer Certification.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)          Form SB-2 Registration Statement Under The Securities Act of 1933.
              (Filed with the Securities and Exchange Commission on February 28, 2005 and all amendments thereto filed with on June 8, 2005, July 12, 2005 and July 26, 2005 and incorporated herein by reference thereto.)

(99.1) Current Reports on Form 8-K (Filed with the Securities and Exchange Commission on April 13, 2006, June 5, 2006, July 17, 2006 and October 16, 2006 and incorporated herein by reference thereto.)