Form 10QSB
period 2007-03-31
SAGEMARK COMPANIES LTD
filed 2007-05-11
CIK 89041

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 10, 2007, the registrant had 7,661,503 shares of its par value $.01 common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                  THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements................................................3

Report of Independent Registered Public Accounting Firm.....................3

Unaudited Consolidated Statements of Operations for the
 Three Months Ended March 31, 2007 and 2006...............................4-5

Unaudited Consolidated Statements of Comprehensive Loss
 for the Three Months Ended March 31, 2007 and 2006.........................6

Unaudited Consolidated Balance Sheet as of March 31, 2007...................7

Unaudited Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2007 and 2006...............................8-9

Notes to Unaudited Consolidated Financial Statements....................10-16

Item 2. Management's Discussion and Analysis of Financial
 Condition and Reuslts of Operations....................................17-25

Item 3. Controls and Procedures............................................25


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................25-26

Signatures.................................................................27

Certifications..........................................................28-30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York

We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of March 31, 2007 and the related consolidated statements of operations and comprehensive loss and cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
May 11, 2007

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                               2007              2006
                                                          --------------    --------------
REVENUES:
  Net patient service revenue                             $      454,000    $      930,000
  Lease revenue                                                  247,000                --
  Management fees - related parties                            1,531,000         1,232,000
                                                          --------------    --------------

  Total Revenues                                               2,232,000         2,162,000
                                                          --------------    --------------

OPERATING EXPENSES:
  Patient service costs and expenses, FDG and ammonia            302,000           254,000
  Patient service costs and expenses - related party               5,000             8,000
  Patient service costs and expenses, other                      166,000            74,000
  Radiology expense                                               22,000            28,000
  Radiology expense - related parties                             82,000           117,000
  Equipment maintenance                                          178,000           152,000
  Professional fees                                               85,000            59,000
  Legal fees - related party                                     102,000            90,000
  Billing and collection fees - related party                      3,000            27,000
  Salaries, payroll taxes and fringe benefits                    725,000           543,000
  Stock-based compensation expense - employees                    32,000            34,000
  Consulting fees                                                 14,000                --
  Consulting fees - related party                                 15,000            15,000
  Rent expense - related parties                                  41,000            34,000
  Marketing fees - related parties                                87,000            80,000
  General and administrative expenses                            671,000           544,000
  General and administrative expenses - related parties           15,000             7,000
  Depreciation and amortization                                  565,000           428,000
                                                          --------------    --------------

  Total Operating Expenses                                     3,110,000         2,494,000
                                                          --------------    --------------

Loss From Operations                                            (878,000)         (332,000)

Interest Expense                                                (291,000)         (161,000)

Other Income                                                      56,000                --

Impairment Loss on Available for Sale Securities                 (48,000)               --

Interest Income - Investments                                     37,000            16,000
                                                          --------------    --------------

Loss From Operations Before Share of Earnings of
 Unconsolidated Affiliate and Minority Interest
 in Income of Subsidiaries                                    (1,124,000)         (477,000)

Share of Earnings of Unconsolidated Affiliate                         --             7,000

Minority Interest in Income of Subsidiaries                      (17,000)         (143,000)
                                                          --------------    --------------

Loss Before Income Tax Provisions - Forward               $   (1,141,000)   $     (613,000)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                              --------------------------------
                                                   2007              2006
                                              --------------    --------------
Loss Before Income
 Tax Provision - Forwarded                    $   (1,141,000)   $     (613,000)

Income Tax Provision                                 (26,000)          (10,000)
                                              --------------    --------------

Loss Before Extraordinary Gain                    (1,167,000)         (623,000)

Extraordinary Gain from Acquisition
 of Minority Interest Equity (See Note 3)             88,000                --
                                              --------------    --------------

  Net Loss                                    $   (1,079,000)   $     (623,000)
                                              ==============    ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss Before Extraordinary Gain              $        (0.15)   $        (0.08)
  Extraordinary Gain                                    0.01                --
                                              --------------    --------------
  Net Loss                                    $        (0.14)   $        (0.08)
                                              ==============    ==============

Weighted Average Number of Common Shares           7,661,503         7,601,503
                                              ==============    ==============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                   --------------------------------
                                                        2007              2006
                                                   --------------    --------------
Net Loss                                           $   (1,079,000)   $     (623,000)

OTHER COMPREHENSIVE INCOME (EXPENSE):
  Reclassification for permanent impairment on
   available for sale securities                           48,000                --
  Unrealized holding losses on available
    for sale securities                                        --            (1,000)
                                                   --------------    --------------

  Comprehensive Loss                               $   (1,031,000)   $     (624,000)
                                                   ==============    ==============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                MARCH 31,
                                                                                  2007
                                                                             --------------
ASSETS:
CURRENT ASSETS:
   Cash                                                                           1,716,000
   Patient accounts receivable, net                                                 339,000
   Lease receivables                                                                129,000
   Management fees receivable - related parties                                   1,854,000
   Note receivable                                                                  486,000
   Accrued interest, note receivable                                                 80,000
   Marketable securities, current                                                     2,000
   Other current assets                                                             318,000
                                                                             --------------
   Total Current Assets                                                           4,924,000
                                                                             --------------

FIXED ASSETS:
   Furniture, fixtures, equipment and leasehold improvements, net                 3,495,000
   Equipment held under capitalized lease obligations, net                        6,464,000
                                                                             --------------
   Total Fixed Assets                                                             9,959,000
                                                                             --------------

OTHER ASSETS:
   Note receivable                                                                1,459,000
   Goodwill                                                                       4,811,000
   Security deposit - related party                                                  11,000
   Other assets                                                                     748,000
                                                                             --------------
   Total Other Assets                                                             7,029,000
                                                                             --------------

   Total Assets                                                              $   21,912,000
                                                                             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $    1,055,000
   Accounts payable - related parties                                               355,000
   Accrued payroll and benefits                                                     369,000
   Accrued dividends                                                                 44,000
   Other accrued expenses                                                           124,000
   Current portion of deferred interest on subordinated notes payable                 6,000
   Current portion of subordinated notes payable                                     16,000
   Current portion of notes payable                                               2,923,000
   Current portion of capitalized lease obligations                               2,919,000
                                                                             --------------
   Total Current Liabilities                                                      7,811,000
                                                                             --------------

LONG-TERM DEBT:
   Notes payable, net of current portion                                          1,748,000
   Subordinated notes payable, net of current portion                               172,000
   Deferred interest on subordinated notes payable, net of current portion           73,000
   Capitalized lease obligations, net of current portion                          4,563,000
                                                                             --------------
   Total Long-Term Debt                                                           6,556,000
                                                                             --------------

Minority Interest                                                                 1,494,000
                                                                             --------------

Commitments and Contingencies                                                            --

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $1.00 per share                                         3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
    8,008,261 shares issued; and, 7,661,503 shares outstanding)                      80,000
   Additional paid-in-capital, common stock                                      72,199,000
   Accumulated other comprehensive loss                                              (1,000)
   Accumulated deficit                                                          (64,493,000)
   Deferred compensation expense                                                    (51,000)
   Less:  Common stock (346,758 shares) in Treasury at cost                      (1,686,000)
                                                                             --------------
   Total Shareholders' Equity                                                     6,051,000
                                                                             --------------

Total Liabilities and Shareholders' Equity                                   $   21,912,000
                                                                             ==============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   --------------------------------
                                                                        2007              2006
                                                                   --------------    --------------
CASH FLOWS - OPERATING ACTIVITIES
  Loss before extraordinary gain                                   $   (1,167,000)   $     (623,000)
  Extraordinary gain                                                       88,000                --
                                                                   --------------    --------------
                                                                       (1,079,000)         (623,000)
  Adjustments to reconcile net loss to net cash -
   Operating Activities:
     Depreciation and amortization                                        565,000           428,000
     Share of earnings of unconsolidated affiliate                             --            (7,000)
     Stock-based compensation expense, employees                           32,000            34,000
     Stock-based compensation expense, consulting fees                     11,000                --
     Gain on acquisition of minority interest equity                      (88,000)               --
     Impairment loss on available for sale securities                      48,000                --
     Minority interest in income of subsidiaries                           17,000           143,000
     Interest expense paid-in-kind                                         31,000                --
     Other operating adjustments                                          (57,000)           13,000

  Change in assets and liabilities:
     Restricted cash                                                           --           172,000
     Patient accounts receivable, net                                     275,000           (17,000)
     Patient accounts receivable - related party                           17,000                --
     Management fees receivable - related parties                        (174,000)         (141,000)
     Accrued interest, note receivable                                    (28,000)               --
     Other current assets                                                 (46,000)          (64,000)
     Accounts payable                                                     (18,000)           35,000
     Accounts payable - related parties                                    11,000            (9,000)
     Accrued payroll and benefits                                          38,000            25,000
     Other accrued expense                                                 28,000             7,000
     Accrued interest, notes payable                                        9,000                --
     Deferred interest on subordinated debt                                 4,000            10,000
                                                                   --------------    --------------

  Net Cash - Operating Activities                                        (404,000)            6,000
                                                                   --------------    --------------

CASH FLOWS - INVESTING ACTIVITIES
  Purchased fixed assets                                                  (20,000)         (522,000)
  Other assets, construction & equipment deposits                        (167,000)           92,000
                                                                   --------------    --------------

  Net Cash - Investing Activities                                        (187,000)         (430,000)
                                                                   --------------    --------------

CASH FLOWS - FINANCING ACTIVITIES
  Loan proceeds                                                           228,000           411,000
  Payments on notes payable                                              (391,000)         (317,000)
  Payments on capital lease obligations                                  (137,000)          (71,000)
  Refund Bethesda investors                                                    --           (40,000)
  Transfer subsidiary equity financing proceeds to operations                  --          (132,000)
  Distributions to minority interest investors                                 --           (85,000)
  Distributions to minority interest investors -
   related party                                                         (141,000)          (99,000)
                                                                   --------------    --------------

  Net Cash - Financing Activities                                        (441,000)         (333,000)
                                                                   --------------    --------------

  Net Change in Cash                                                   (1,032,000)         (757,000)
Cash - Beginning of Period                                              2,748,000         4,494,000
                                                                   --------------    --------------

Cash - End of Period                                               $    1,716,000    $    3,737,000
                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest                                                        $      247,000    $      140,000
    Income taxes                                                    $       26,000    $       10,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2007

         Effective January 1, 2007, Hialeah PET Management LLC ("Hialeah Management") purchased 35% of Hialeah Management and Morris County PET Management LLC ("Morris Management") purchased 42.5% of Morris Management pursuant to agreements with certain physician owners pursuant to which Hialeah Management and Morris Management issued notes payable aggregating approximately $229,000 to the selling physician owners in exchange for their ownership units ($8,000), subordinated notes payable ($229,000) and deferred interest payable ($80,000). The transactions resulted in a one time non-cash extraordinary gain of $88,000.

Three Months Ended March 31, 2006

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

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

(2) ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements in the Company's Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

         As of March 31, 2007, the Company has reserved 4,110,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to the Company's 1999 long-term incentive plan to purchase an aggregate of 1,165,000 shares of common stock at prices ranging from $1.60 to $3.91 per share; (ii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three month periods ended March 31, 2007 and 2006, all of such options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

(b) Stock-based Compensation

         The Company recognizes the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three month periods ended March 31, 2007 and 2006, the Company recognized an aggregate of $32,000 and $34,000, respectively, of stock compensation expense from the amortization of deferred stock compensation related to employees and as of March 31, 2007, there was an aggregate of $362,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 3.14 years.

         For the three months ended March 31, 2007, the Company did not grant any stock options or warrants pursuant to the 1999 long-term incentive plan. The following table summarizes the Company's fixed stock purchase options and warrants as of March 31, 2007.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                       SHARES           PRICE
                                                   --------------   --------------
Outstanding at January 1, 2007                          1,165,000   $         1.70
Granted                                                        --               --
Exercised                                                      --               --
Forfeited                                                      --               --
                                                   --------------   --------------

Outstanding at March 31, 2007                           1,165,000   $         1.70
                                                   ==============   ==============

Options exercisable at March 31, 2007                     865,000   $         1.73
                                                   ==============   ==============
Shares subject to the 1999 long-term
 incentive plan                                         1,600,000
Shares issued pursuant to the 1999 long-term
  incentive plan                                        1,165,000
                                                   --------------
Shares available for issuance under the 1999
  long-term incentive plan                                435,000
                                                   ==============

         As of March 31, 2007, the 1,165,000 options and warrants outstanding have exercise prices ranging between $1.60 and $3.91 and a weighted-average remaining contractual life of 3.46 years.

                                                                                 WEIGHTED
                                                                  WEIGHTED       AVERAGE
                                                 OUTSTANDING       AVERAGE      REMAINING         TOTAL
                                                 AT MARCH 31,     EXERCISE     CONTRACTUAL     INTRINSIC
Range of Exercise Prices for Vested Options          2007           PRICE      LIFE (YEARS)       VALUE
----------------------------------------------   ------------   ------------   ------------   ------------
Under $2.00                                           820,000   $       1.62           3.48   $     20,000
Over $3.00                                             45,000           3.82           2.20         (2,000)
                                                 ------------   ------------   ------------   ------------
                                                      865,000   $       1.73           3.42   $     18,000
                                                 ============   ============   ============   ============

         A summary of the status of the Company's non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented as follows:

                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
                                      SHARES          PRICE
                                   ------------   ------------
Non-vested - beginning of year          317,500   $       1.76
Granted                                      --             --
Vested                                  (17,500)          3.91
Forfeited/Expired                            --             --
                                   ------------   ------------
Non-vested - end of year                300,000   $       1.60
                                   ============   ============

                                                                                     WEIGHTED
                                                                      WEIGHTED       AVERAGE
                                                     OUTSTANDING       AVERAGE      REMAINING         TOTAL
                                                     AT MARCH 31,     EXERCISE     CONTRACTUAL     INTRINSIC
Range of Exercise Prices for Non-Vested Options          2007           PRICE      LIFE (YEARS)       VALUE
--------------------------------------------------   ------------   ------------   ------------   ------------
Under $2.00                                               300,000   $       1.60           3.57   $     45,000
                                                     ============   ============   ============   ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2007, all of the Company's cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2007 the Company had $1,080,000 of cash balances in excess of federally insured limits.

         A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. During the three months ended March 31, 2007, $171,000, or 38% of net patient service revenue was from Medicare and $121,000, or 27% of net patient service revenue was from Blue Cross/Blue Shield. During the three months ended March 31, 2006, $480,000, or 52% of net patient service revenue was from Medicare and $181,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield. As of March 31, 2007, $168,000, or 47%, of patient accounts receivable were due from Medicare and $50,000, or 14%, of patient accounts receivable were due from Blue Cross/Blue Shield. The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

 (d) New Authoritative Pronouncements

         In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115", ("SFAS 159"). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

(3) ACQUISITION OF MINORITY INTERESTS OWNED BY REFERRING PHYSICIANS

         The Federal physician self-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. The Centers for Medicare & Medicaid Services ("CMS") revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, PET, as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change, which as amended, was January 1, 2006. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured.

         In order to comply with the Stark II provisions, the Company acquired the ownership interests from any such referring physicians for its PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of Hialeah Management from referring physician owners pursuant to which it issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership units ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and as of March 31, 2007, the Company owns 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of Morris Management from referring physician owners pursuant to which it issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership units ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240). Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to other existing minority interest holders and as of March 31, 2007, the Company owns 89% of Morris Management. The acquisition by the Company of such minority interest ownerships resulted in a one time extraordinary gain on acquisition of $88,000. Both the notes issued to acquire the Hialeah Management and Morris Management minority interest ownerships accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, due on each anniversary date (January 1) of the notes.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) PET IMAGING CENTERS

         As of March 31, 2007, the Company owns and or operates seven PET imaging centers and is constructing an eighth imaging center in Tamarac, Florida, which is scheduled to commence operations in June 2007.

         The Company operates its PET imaging centers either through direct ownership or through Administrative Services Agreements and is responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that it operates.

         Through its wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. ("Premier"), the Company owns and operates PET imaging centers in Wichita, Kansas and Parsippany, New Jersey, and manages PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills, New York, East Setauket, New York and Jacksonville, Florida. Additional details on such facilities are as follows:

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

         As of March 31, 2007 the Company has a PET imaging center under construction in Tamarac, Florida ("PET Tamarac"). On May 25, 2006, the Company entered into a premises lease for PET Tamarac, which will not become effective until May 24, 2007. The lease is for a ten year period with a ten year renewal options. On May 12, 2006, the Company entered into a loan agreement of $1,846,000 for the PET/CT imaging equipment, a $60,000 loan agreement for the hot lab and other equipment and a $365,000 construction loan with General Electric Capital Corporation ("GE Cap") for the Company's construction of PET Tamarac. The PET/CT loan has a term of seventy-two months with a fixed rate of interest of 9.01% and includes prepayment penalties that decrease as the loan nears its scheduled maturity and does not commence until the Company accepts delivery of the equipment. The PET/CT imaging equipment has a one year manufacturer's warranty from date of acceptance; thereafter the Company will pay a fixed monthly maintenance fee of approximately $9,000. The hot lab equipment loan does not commence until the Company accepts delivery of the equipment and will be repaid over a period of seventy-two months with a fixed rate of interest of 9.01%. The construction loan will be repaid over a term of sixty months with a fixed rate of interest of 9.11% and includes prepayment penalties that decrease as the loan nears its scheduled maturity. As of March 31, 2007, the Company has utilized $307,000 of loan proceeds in constructing the Tamarac PET imaging center.

(5) FEDERAL DEFICIT REDUCTION ACT OF 2005

         In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 ("DRA") which materially reduces reimbursement rates for imaging procedures performed on Medicare patients and which will have a material effect on the Company's ability to generate positive cash flow and future revenues from the Company's existing PET imaging centers and potentially impact the Company's ability to establish or acquire future PET imaging centers. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively. Effective January 1, 2007 the reimbursement under HOPPS for PET scans was reduced to $855 per scan and for PET/CT scans was reduced to $950 per scan. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, the Company is currently evaluating the criteria and structure of the Company's PET imaging centers which may require material changes to comply with any such legislation and to enable such imaging centers to achieve positive cash flow and profitability. The Company cannot guarantee that it will be

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

successful in restructuring its PET imaging centers or be able to achieve positive cash flow or profitability. Because the Company has many fixed expenses both at the Company level and at each of the Company's PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on the Company's operating and financial results and decreased revenues from lower scan volumes per PET imaging center will significantly adversely affect the Company's business. Accordingly, any additional future reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on the Company's revenues and financial results.

(6) NOTE RECEIVABLE AND SALE OF INVESTMENT IN UNCONSOLIDATED AFFILIATE

         Effective July 11, 2006, the Company sold its interest in Trident Growth Fund L.P ("Trident") to its general partner, Trident Advisors, Inc. ("Trident Advisors"), for $2,570,000 which was comprised of a $625,000 cash payment and a $1,945,000 four year secured promissory note (the "Note"). Payments under the Note are due in four annual installments and each payment is equal to an amount that is the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. The Note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%. On the date of the sale the Company recognized a loss on sale of $14,000. As of March 31, 2007, the current portion of the Note is $486,000 and the long-term portion is $1,459,000. During the three months ended March 31, 2007, the Company recognized interest income of $28,000 related to the Note and has accrued interest income of $80,000 from the date the Note was issued.

         Prior to selling its interest in Trident, the Company accounted for such investment as an unconsolidated subsidiary. For the three months ended March 31, 2006, the Company's share of Trident's net income was $7,000. The condensed results of operations of Trident for the three months ended March 31, 2006 are summarized in the following table.

Income                                         552,000
Operating expenses                            (585,000)
Investment gains                                61,000
                                            ----------
Net income                                  $   28,000
                                            ==========

(7) NOTES PAYABLE

(a)      Debt Restructuring

         The PET imaging equipment for the Company's PET imaging centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI Financial Services, Inc. ("DVI"). In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, the Company executed addendums to the loan agreements for such financings with Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, ("US Bank"). Pursuant to the modified loan agreements, the terms of repayment of an aggregate of $2,100,000 of debt principal was modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2009, 2010 and 2011 to $270,000, $1,060,000 and $275,000, respectively. In connection with the loan modifications, the Company paid US Bank a fee of $21,000.

(b)      Debt Compliance

         A majority of the Company's capital leases and loans require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of March 31, 2007, the Company is not in compliance with the debt to tangible net worth ratio and $2,322,000 of affected loans and $1,918,000 of affected capital lease obligations have been classified as current liabilities in the accompanying consolidated balance sheet. Based on the Company's historical relationship with its senior creditors and because the Company is current in its debt service and lease payments under such agreements, it does not currently anticipate that a demand for payment under such loans or leases will be made as long as the Company remains current with such debt service payments.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8) RELATED PARTY TRANSACTIONS

(a) Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During the three month periods ended March 31, 2007 and 2006 the Company incurred $102,000 and $90,000, respectively, of legal fees to Mr. Blessey. At March 31, 2007 the Company owes Mr. Blessey $318,000.

(b) Stephen A. Schulman, M.D. is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During the three months ended March 31, 2007 and 2006 the Company made aggregate lease payments of $13,000 and $13,000, respectively, to a company controlled by Dr. Schulman, for premises used by Premier PET Imaging of Wichita, LLC for the operation of its PET imaging center. During the three month periods ended March 31, 2007 and 2006, the Company incurred billing and collection expenses of $3,000 and $27,000, respectively, and CT fusion scan fees of $5,000 and $8,000, respectively, both payable to companies controlled by Dr. Schulman. At March 31, 2007, the Company owes the entities controlled by Dr. Schulman $2,000.

(c) Edward Bright is the Chairman of the Board of the Company. For the three month periods ended March 31, 2007 and 2006 the Company paid Mr. Bright $15,000 and $15,000, respectively, for consulting services rendered to the Company.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC ("PET LI"). Pursuant to a Turnkey License and Services Agreement, PET LI manages the Rockville Centre PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Rockville Centre PET imaging center. Management fees earned by PET LI from its management of the Rockville Centre PET imaging center during the three month periods ended March 31, 2007 and 2006 were $556,000 and $480,000, respectively. As of March 31,
2007, the Rockville Centre PET imaging center owes PET LI $455,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended March 31, 2007 and 2006, the radiology company received equity distributions of $141,000 and $86,000, respectively.

(e) A radiologist owns 11% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages the Hialeah PET imaging center and earns management fees. The radiologist is the principal owner of the Hialeah PET imaging center. Management fees earned by Hialeah Management from its management of the Hialeah PET imaging center during the three month periods ended March 31, 2007 and 2006 were $195,000 and $377,000, respectively. As of March 31, 2007, the Hialeah PET imaging center owes Hialeah Management $308,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist. For the three month periods ended March 31, 2007 and 2006, Hialeah Management incurred and paid $11,000 and $10,000, respectively, for premises rent.

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages the Forest Hills PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Forest Hills PET imaging center. Management fees earned by Queens Management from its management of the Forest Hills PET imaging center during the three month periods ended March 31, 2007 and 2006 were $339,000 and $350,000, respectively. As of March 31, 2007, the Forest Hills PET imaging center owes Queens Management $348,000.

(g) A radiology group owns 6.5% of Morris Management, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"). For the three month periods ended March 31, 2007 and 2006 PET NJ incurred radiology reading expenses of $35,000 and $54,000, respectively. At March 31, 2007 PET NJ owes the radiology group $12,000. Additionally, Morris Management pays equity distributions to its owners and during the three month period ended March 31, 2006 the radiology group received equity distributions of $13,000.

(h) For the three month periods ended March 31, 2007 and 2006, the Company incurred marketing expenses of $87,000 and $80,000, respectively, with marketing entities related to the Company via employee and or investor relationships. At March 31, 2007 the marketing entities are owed $8,000.

(i) The Company has an Exclusive Radiology Services Agreement with Michael Fagien, M.D., our Chief Medical Officer. During the three month periods ended March 31, 2007 and 2006 the Company incurred $47,000 and $63,000, respectively, of radiology reading expenses and $7,000 and $7,000, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement. At March 31, 2007 the Company owes Dr. Fagien $11,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(j) A radiologist owns 49% of Suffolk PET Management, LLC ("Suffolk Management"). Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages Advanced PET Imaging ("Advanced PET") and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk Management from its management of the Advanced PET during the three month periods ended March 31, 2007 and 2006, were $210,000 and $23,000, respectively. As of March 31, 2007, Advanced PET owes Suffolk Management $224,000. Suffolk Management also pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk Management and for the three month periods ended March 31, 2006, Suffolk Management incurred $17,000 and $11,000, respectively for premises rent.

(k) A radiology company, whose principal owner owns 11% of Hialeah Management, has a Facility Lease Agreement with Premier PET Imaging of Jacksonville, LLC ("Jacksonville"), our PET imaging center in Jacksonville, Florida which commenced operations in June 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the three month period ended March 31, 2007 were $232,000. As of March 31, 2007, the radiology company owes Jacksonville $519,000.

(l) During the three month period ended March 31, 2007, the PET imaging centers in Jacksonville and Tamarac incurred general and administrative expenses of $6,000 and $2,000, respectively, with an entity whose owner is an investor in Hialeah Management and is the same entity that provides marketing services to Hialeah Management. At March 31, 2007, the Company owes such entity $4,000.

(9) AMENDMENTS TO RADIOLOGY SERVICES AGREEMENTS

         On October 25, 2005, the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D. to serve as the Company's radiologist to perform all required radiology services for all new Florida PET imaging centers as well as any other imaging centers which are owned or managed by the Company or which are acquired or established by the Company. Pursuant to such agreement, the Company agreed to pay Dr. Fagien a fee of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each computerized tomography scan ("CT scan") read and interpreted by Dr. Fagien in excess of 1,470 procedures in each year of the term of such agreement. On March 22, 2007, the agreement was amended to provide that as of April 1, 2007, Dr. Fagien agreed to the elimination of the $250,000 annual fee and agreed to a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him.

(10) SUBSEQUENT EVENTS

         The PET/CT and PET imaging equipment purchased by the Company is delivered with a one year manufacturer's warranty and after the first year the Company has historically entered into maintenance agreements which require fixed monthly payments. Effective April 1, 2007, General Electric reduced the maintenance fees related to the PET/CT imaging equipment located in its Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida PET imaging centers from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center is under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center will be under warranty until one year after such equipment is accepted by the Company. The potential annual savings under the restructured maintenance agreements with General Electric is estimated at $288,000 for all four locations. Additionally, for the PET imaging equipment for the PET imaging centers located in Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida the Company has cancelled its existing fixed monthly maintenance agreements with Siemens, which required monthly payments approximating $9,168 per month for each PET imaging center and advised Siemens that future maintenance would be based on time and materials incurred. The potential annual savings from the cancellation of the Siemens maintenance agreements will approximate $330,000 less the cost of any repairs to the PET imaging equipment, which historically, has not been significant for the three PET imaging centers.

         On April 5, 2007, the Company issued to each of George W. Mahoney, its Chief Financial Officer, and one other non-executive employee, a fully vested option to purchase 75,000 shares of the Company's common stock at an exercise price of $0.76 per share (the market price on the date of grant) over a term of five years. The fair value of the options on the date of grant, as calculated pursuant to SFAS 123(R) "Share-Based Payments", approximates $86,000 and will be expensed in full on April 5, 2007, the date of grant.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD- LOOKING DISCLOSURE

         This Quarterly Report of The Sagemark Companies Ltd., including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on Form 10-KSB, and those described in any other filings which we make with the SEC, as well as the risks that at March 31, 2007, the Company: (i) was not in compliance with a debt covenant that requires it to maintain a debt to tangible net worth ratio that does not exceed three to one;
(ii) has a working capital deficiency of $2,887,000; (iii) has reduced reimbursement rates resulting from the passage of the Federal Deficit Reduction Act of 2005 and needs to substantially increase procedure volumes at its PET imaging centers in order to replace diminished revenues resulting from such reductions; and, (iv) has increased deductibles pertaining to hurricane wind and hail insurance policies. In addition, such statements could be affected by risks and uncertainties related to our financial condition, the need to obtain additional financing to fund our continuing losses and to pursue our proposed cancer treatment center business, the ability to generate increased scan volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

INTRODUCTION

         We own, operate and manage out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and computed tomography ("CT") imaging equipment. PET imaging is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of March 31, 2007, we own and or operate seven PET imaging centers and we are constructing an eighth center in Tamarac, Florida. We added two new centers in 2006, our Suffolk PET imaging center which commenced operations in February 2006 and our Jacksonville, Florida PET imaging center which commenced operations in June 2006.

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

     The Company will incur future losses until such time that our PET imaging centers increase procedure volume to generate sufficient revenue to offset our operating expenses.

     The key factor that management uses to evaluate our operating performance is individual PET imaging center revenue trends. It is important that we achieve and sustain increasing revenue trends to generate positive cash flow. The key factor that management uses to evaluate our financial condition is working capital and the sources of working capital. Management recognizes that it is necessary to obtain working capital from financing activities. However, in order to achieve our long-term objectives of generating profits and positive cash flow, it is critical that we reverse our historical trend of losses and begin to develop and sustain a trend of generating working capital that is derived from the operations of our PET imaging centers.

     In February 2006, Congress passed the Federal Deficit Reduction Act of 2005 (the "DRA"). The DRA materially reduces reimbursement rates for imaging procedures performed on Medicare patients which will materially adversely affect our ability to generate positive cash flow and future revenues from our existing PET imaging centers and potentially impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In light of such legislation, we are currently evaluating the criteria and structure of our current PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center will significantly adversely affect our business.

     We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For both the PET imaging centers that we own and those that we manage, we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on the applicable state health care laws regarding the ownership of such facility.

     Additionally, through a wholly owned subsidiary, the Company plans to develop state-of-the-art cancer treatment centers utilizing TomoTherapy(R) Hi-Art Systems(R). In the fourth quarter of 2006, the Company made a refundable deposit of $150,000 toward the purchase of three TomoTherapy(R) Hi-Art Systems(R). The Company will require additional financing to pursue this business opportunity.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: recognition of net patient service revenues, including contractual allowances; recognition of management fee revenue; impairment of long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in the assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior years audited financial statements.

     Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the three months ended March 31, 2007 were 67 compared to 60 for the year ended December 31, 2006. As of March 31, 2007, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $339,000. Contractual adjustments are recorded based on actual experience.

     The following table presents our accounts receivable aging by payor class as of March 31, 2007:

                                                                    91 DAYS
                                            31-60        61-90        OR
                               CURRENT       DAYS        DAYS       GREATER      TOTAL
                               ---------   ---------   ---------   ---------   ---------
Managed care                   $  76,000   $  38,000   $   8,000   $  53,000   $ 175,000
Medicare/Medicaid                 79,000      24,000      20,000      14,000     137,000
Commercial                            --       8,000       4,000      15,000      27,000
                               ---------   ---------   ---------   ---------   ---------
Total                          $ 155,000   $  70,000   $  32,000   $  82,000   $ 339,000
                               =========   =========   =========   =========   =========

     In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of March 31, 2007, our receivables do not include any amounts which are in legal collections.

     At March 31, 2007, the Company's contractual allowance balance is $310,000 which is a $188,000 decrease from the balance at December 31, 2006. $221,000 of the decrease resulted from a decrease in gross patient accounts receivable prior to contractual allowances of $462,000 and an increase of $33,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at March 31, 2007 is 48%, compared to 45% at December 31, 2006. For each one percentage point increase in the contractual allowance balance percentage, the Company's net patient service revenue would be decreased by approximately $3,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would increase by approximately $3,000.

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

     Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 we began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". For the three months ended March 31, 2007, we recognized $32,000 of stock compensation expense related to employee stock options and stock warrants. As of March 31, 2007, there was approximately $362,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 3.14 years.

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

RESULTS OF OPERATIONS

         The following discusses and compares our results of operations for the three month periods ended March 31, 2007 and 2006.

Revenues

         Our sources of revenues come from net patient service revenue from the PET imaging centers which we own, management fees from the PET imaging centers which we manage pursuant to service and license agreements, and lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups. Total revenues for the first quarter of 2007, represent a net increase of approximately $70,000 from the first quarter of 2006 which is the net impact of increases in management fee and lease revenues of $299,000 and $247,000, respectively, and a decrease of $476,000 in net patient service revenues. The following table presents the changes in the revenues and procedures of our imaging centers from the first quarter of 2006 to the first quarter of 2007:

                                              Change from First Quarter 2006 to 2007
                                           ---------------------------------------------
                                              Revenue        Revenue         Procedure
PET Imaging Center Location                 Trend ($'s)     Trend (%)        Trend (%)
----------------------------------------   ------------    ------------     ------------
Imaging Centers that we Directly Own:
 Wichita, Kansas                           $   (156,000)            (44)%            (25)%
 Parsippany, New Jersey                        (320,000)            (55)%            (33)%
                                           ------------
                                           $   (476,000)            (51)%            (30)%
                                           ------------
Imaging Centers that we Manage:
 Rockville Centre, New York                $     76,000              16%              14%
 Hialeah, Florida                              (182,000)            (48)%            (22)%
 Forest Hills, New York                         (12,000)             (3)%             41%
 East Setauket, New York                        186,000             775%*            192%*
 Jacksonville, Florida                          231,000              **               **
                                           ------------
                                           $    299,000              24%              38%
                                           ------------
Lease Revenues:
 Jacksonville, Florida                     $    247,000              **              ***
                                           ------------
  Total                                    $     70,000               3%              13%
                                           ============

* Commenced operations in February 2006.
** Commenced operations in June 2006, no comparative data.
*** Non-procedure based revenue stream.

         The decrease in net patient service revenues, which were generated by the PET imaging centers that we directly own is attributed to a downward trend in the number of imaging procedures performed by such PET imaging centers and a decrease in Medicare reimbursement rates for such procedures. The rate of decrease in revenues was greater than the rate of decrease in procedure volume due to a decline in the rate of reimbursements that we receive for performing Medicare related imaging procedures. During the first quarter of 2007, $171,000, or 38%, of net patient service revenue was from Medicare and $121,000, or 27% of net patient service revenue was from Blue Cross/Blue Shield. During the first quarter of 2006, $480,000, or 52% of net patient service revenue was from Medicare and $181,000, or 19% of net patient service revenue was from Blue Cross/Blue Shield.

         The net increase in management fee revenues, which were generated by the PET imaging centers which we manage is attributed to the net effect of (i) an increase from the commencement of operations in June 2006 of the PET imaging center located in Jacksonville, Florida; (ii) an increase to a full quarter of operations in 2007 for our PET imaging center located in East Setauket, New York, which began generating revenue in February 2006; (iii) a net decrease in procedures performed by the managed PET imaging centers that were operational for full comparative periods; and, (iv) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures.

         Our PET imaging center in Jacksonville, Florida became operational in June of 2006 and correspondingly, all of its revenue and imaging procedure volume for the first quarter of 2007 was an increase from the comparative period. Our PET imaging center in East Setauket, New York, did not begin generating revenues until February 2006 and accordingly the full quarter management fees and imaging procedure volume for the first quarter of 2007 were greater than for the first quarter of 2006.

         In total, the number of imaging procedures performed by our Jacksonville, Florida and East Setauket, New York PET imaging centers was greater than the net decrease in imaging procedures performed by our PET imaging centers that were operational for full comparative periods. The imaging procedure volume at our PET imaging centers located in Wichita, Kansas, Hialeah, Florida and Parsippany, New Jersey decreased due to increased competition. The imaging procedure volume at our PET imaging center located in Forest Hills, New York, increased due to increased marketing efforts. The imaging procedure volume for our PET imaging center located in Rockville Centre, New York increased due to the marketing of its new PET/CT imaging equipment.

         The amount of revenue received for each imaging procedure we perform for Medicare patients has decreased significantly due to the DRA, which was passed by Congress in February 2006 and became effective January 1, 2007. The DRA materially reduced reimbursement rates for imaging procedures performed on Medicare patients which has had a material adverse effect on our ability to generate positive cash flow and will continue to have a material adverse effect and impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In light of such legislation, we are currently evaluating the criteria and structure of our PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower scan volumes per PET imaging center will significantly adversely affect our business.

         On November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The HOPPS rate for PET scans was reduced from the 2006 rate of $1,150 per scan to $855 per scan effective January 1, 2007. The HOPPS rate for PET/CT scans was reduced from the 2006 rate of $1,250 per scan to $950 per scan effective January 1, 2007. Currently, the Company bills directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively.

         For the first quarter of 2007, we estimate that approximately 32% of our revenue was billed directly to the Medicare program, which has decreased from approximately 43% for the first quarter of 2006. If the DRA had been in effect for the first quarter of 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and therefore increased our net loss by $476,000.

         Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida; which became operational in the second quarter of 2006 and correspondingly, all of its lease revenue for the first quarter of 2007 was an increase from the comparative period.

Operating Expenses

         Overall, operating expenses increased by $616,000, or 25%, of which $357,000 was increased expenses of our PET imaging centers and $259,000 was increased corporate expenses.

         The most significant increase in the operating expenses of our PET imaging centers is attributed to those centers that were operational for all of the first quarter of 2007 but were not operational or were only operational for a portion of the first quarter of 2006. Our PET imaging center located in East Setauket, New York became operational in February 2006 and accounted for an increase of $82,000 in our operating expenses and our PET imaging center located in Jacksonville, Florida became operational in June 2006 and accounted for $331,000 of the increase in operating expenses. The operating expenses of our PET imaging centers that were operational for all of the first quarters of 2007 and 2006 decreased by $91,000, consisting primarily of variable costs which vary relative to increases or decreases in procedure volumes. Additionally, we incurred $35,000 of expenses related to the PET imaging center being developed in Tamarac, Florida which was not operational in either the first quarter of 2007 or 2006. To the extent that the reimbursement rates we receive for imaging procedures decrease in future periods, our fixed and variable costs will represent a more significant percentage of our revenues.

         The $259,000 increase in corporate operating expenses from the first quarters of 2006 to 2007 is due primarily to an increase in depreciation expense relating to equipment and leasehold improvements at our PET imaging centers in East Setauket, New York and Jacksonville, Florida and the addition of a new PET/CT imaging system to our PET imaging center in Rockville Centre, New York. Additionally, corporate salaries increased by $31,000 from the addition of a director of information technology, marketing and administrative personnel.

         Our operating expenses as a percentage of revenues will be greater in future periods due to the decreased Medicare reimbursement rates caused by the passage of the DRA.

Interest Expense

         Interest expense increased $130,000 when comparing the first quarter of 2007 to the first quarter of 2006. The primary increase in interest expense relates to the interest expense being incurred on: (i) the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida; and, (ii) the financing of the new PET/CT imaging system for our PET imaging center in Rockville Centre, New York.

Equity Method Investments

         In July 2006 we sold our limited partnership interest in Trident Growth Fund L.P. for $2,570,000 and recorded a loss on sale of $14,000 at the time of the sale. Our share of earnings related to our limited partnership investment in Trident Growth Fund L.P. was $7,000 for the first quarter of 2006.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members of our PET imaging centers for the first quarter of 2007 and 2006 was $17,000 and $143,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and East Setauket, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%. For the first quarter of 2006, the minority interest ownership of Hialeah and Morris was 49% each which were reduced to 22% and 11%, respectively, for the first quarter of 2007.

         The federal physician self-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. The CMS revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, PET, as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change, which as amended, was January 1, 2006. However, while the new fee schedule, which includes reductions in reimbursement rates, became effective January 1, 2006, the final rule extended the deadline for compliance with this change by one year - making the effective date for compliance January 1, 2007. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured.

         In order to comply with the Stark II provisions, we acquired the ownership interests from any such referring physicians for our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of Hialeah Management from referring physician owners pursuant to which Hialeah Management issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership units ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and as of March 31, 2007, we own 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of Morris Management from referring physician owners pursuant to which Morris Management issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership units ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240). Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to other existing minority interest holders and as of March 31, 2007, we own 89% of Morris Management. Our acquisition of such minority interest ownerships resulted in a one time extraordinary gain on acquisition of $88,000. Both the notes issued to acquire the Hialeah Management and Morris Management minority interest ownerships accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, due on each anniversary date (January 1) of the notes.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had a working capital deficiency of $2,887,000 compared to $2,139,000 at December 31, 2006. The working capital deficiency includes $2,322,000 of notes payable and $1,918,000 of capitalized lease obligations which were classified as current liabilities because we were not in compliance with our debt covenant relating to debt to tangible net worth ratio not exceeding three to one.

         If we were in compliance, such amounts would have been classified as long-term debt and we would have had working capital of $1,353,000.

         The following table details changes in components of working capital during the first quarter of 2007.

                                                                        December 31,
                                                      March 31, 2007       2006             Change
                                                      --------------   --------------   --------------
Cash                                                  $    1,716,000   $    2,748,000   $   (1,032,000)
Patients account receivable, net                             339,000          614,000         (275,000)
Lease receivables                                            129,000          129,000               --
Management fees receivable - related parties               1,854,000        1,680,000          174,000
Other receivable - related party                                  --           17,000          (17,000)
Note receivable                                              486,000          486,000               --
Accrued interest, note receivable                             80,000           52,000           28,000
Other current assets                                         320,000          273,000           47,000
Accounts payable                                          (1,055,000)      (1,073,000)          18,000
Accounts payable - related parties                          (355,000)        (344,000)         (11,000)
Deferred interest on subordinated notes payable               (6,000)         (40,000)          34,000
Other current liabilities                                   (537,000)        (462,000)         (75,000)
Current portion of subordinated notes payable                (16,000)        (123,000)         107,000
Current portion of notes payable                          (2,923,000)      (3,266,000)         343,000
Current portion of capitalized lease obligations          (2,919,000)      (2,830,000)         (89,000)
                                                      --------------   --------------   --------------
Working Capital Deficiency                            $   (2,887,000)  $   (2,139,000)  $     (748,000)
                                                      --------------   --------------   --------------

         Our primary underlying drivers for cash inflows include operating activities, new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our primary source of working capital during the first quarter of 2007 was $228,000 from construction loan proceeds compared to $411,000 during the first quarter of 2006.

         During the first quarter of 2007, we used $481,000 of working capital for our operations compared to break-even for the first quarter of 2006. Our principal uses of working capital during the first quarter of 2007 included $528,000 of loan and capital lease payments, as compared to $388,000 for the first quarter of 2006, and $187,000 for capital expenditures and construction and equipment deposits, as compared to $430,000 for the first quarter of 2006. Additionally, in the first quarter of 2007 we paid $141,000 in distributions to a minority interest investor and paid $184,000 in distributions to minority interest investors during the first quarter of 2006.

         As of March 31, 2007, our working capital includes $339,000 of net patient accounts receivable of which $168,000, or 47% of patient accounts receivable, were due from Medicare and $50,000, or 14% of patient accounts receivable, were due from Blue Cross/Blue Shield, and $129,000 of lease receivables of which 30%, 29%, 28% and 13%, respectively, was due from four physician groups.

         We believe our existing working capital as of March 31, 2007, which includes a cash balance of $1,716,000 (of which $1,080,000 is in excess of federally insured limits) provides us with necessary working capital to meet our current working capital needs through the end of the year, provided that our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants. In addition, our existing PET imaging centers must be able to establish and maintain a trend of generating working capital from their operations in order to provide us with the necessary working capital, unless we receive additional external funding.

         On May 14, 2001, we purchased Premier PET Imaging International, Inc. ("Premier") through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of March 31, 2007, $1,727,000 has been advanced.

         We currently operate seven PET imaging centers and have an eighth imaging center under construction. Each new PET imaging center requires the acquisition of PET imaging equipment and systems. All of the PET imaging equipment and systems require service and maintenance and as of March 31, 2007, we have entered into six separate long-term service contracts. Effective April 1, 2007, General Electric reduced the maintenance fees related to the PET/CT imaging equipment located in our Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida PET imaging centers from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center is under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center will be under warranty until one year after we accept such equipment and we did not incur maintenance fees for these PET imaging centers during the first quarter of 2007. The potential annual savings under these restructured maintenance agreements are estimated at $288,000 for all four locations. Additionally, for the PET imaging equipment for the PET imaging centers located in Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida the Company has cancelled its existing fixed monthly maintenance agreements with Siemens, which required monthly payments approximating $9,168 per month for each PET imaging center and has advised Siemens that future maintenance will be based on time and materials incurred. The potential annual savings from the cancellation of the Siemens maintenance agreements will approximate $330,000 less the cost of any repairs to the PET imaging equipment, which historically, has not been significant for the three PET imaging centers. The maintenance contract for our Wichita, Kansas PET imaging center is a pay as you go contract based on time and materials incurred. The premises in which the centers conduct their operations are leased and as of March 31, 2007 our premises lease commitments approximate $46,000 per month.

         Our existing debt service including principal and interest for all of our debt and capital leases, approximates $2,618,000 for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of March 31, 2007 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred by the PET imaging centers in which we have an ownership interest. The PET imaging equipment for our PET imagining centers located in Wichita,

Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI. In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, we executed addendums to such loan agreements with US Bank resulting in a reduction of debt service for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and an increase of debt service for the years ending December 31, 2009, 2010 and 2011 of $270,000, $1,060,000 and $275,000,
respectively. In connection with the loan modifications, we paid US Bank a fee of $21,000.

ITEM 3. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits listed below as filed as part of this Quarterly Report for the period ended March 31, 2007.

10.1 Letter dated March 22, 2007 amending the October 25, 2005 Exclusive Radiology Agreement by and between the The Sagemark Companies Ltd. and Michael Fagien, M.D.

10.2 Addendum To Master Equipment Loan 3565 Secured Promissory Note 001 dated August 6, 2002 between The Sagemark Companies Ltd, Morris County P.E.T. Management LLC., Premier P.E.T. Imaging of New Jersey, Inc., Premier P.E.T. Imaging International, Inc. and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee.

10.3 Addendum To Master Equipment Loan 3686 Secured Promissory Note 001 dated November 8, 2002 between The Sagemark Companies Ltd., Stephen Schulman, Theodore Shapiro, Premier P.E.T. Imaging International, Inc., Premier P.E.T. of Long Island, LLC, Rockville PET Inc. and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee.

10.4 Addendum To Master Equipment Loan 3804 Secured Promissory Note 001 dated March 16, 2003 between The Sagemark Companies Ltd., Hialeah P.E.T. Management, LLC, Premier P.E.T. Imaging International, Inc., Alberto M. Eiber and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee.

10.5 Addendum To Restructure And Settlement Agreement for Premier P.E.T. Imaging of Wichita, Inc., dated June 22, 2004 between Premier P.E.T. Imaging of Wichita, Inc., Premier P.E.T. Imaging International, Inc., The Sagemark Companies Ltd., and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee.

10.6     Incentive Stock Option, dated April 5, 2007, issued to George W.
         Mahoney.

10.7 Premises lease dated May 25, 2006 by and between Tamarac Center, LLC and The Sagemark Companies Ltd.

10.8 Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated March 30, 2007 to purchase PET/CT scanning equipment.

10.9 Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated May 12, 2006 to purchase hot lab and other equipment.

10.10 Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated May 12, 2006 for construction of the Tamarac PET imaging center.

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


                                                   THE SAGEMARK COMPANIES LTD.


May 11, 2007                                       /s/ Theodore B. Shapiro
                                                   -----------------------
                                                   Theodore B. Shapiro
                                                   Chief Executive Officer,
                                                   President and Director


May 11, 2007                                       /s/ George W. Mahoney
                                                   ---------------------
                                                   George W. Mahoney
                                                   Chief Financial Officer