Form 10QSB
period 2007-06-30
SAGEMARK COMPANIES LTD
filed 2007-08-17
CIK 89041

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2007


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of August 9, 2007, the registrant had 7,661,503 shares of its par value $.01 common stock outstanding.

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

Unaudited Consolidated Statements of Operations for the
  Three and Six Months Ended June 30, 2007 and 2006........................4-5

Unaudited Consolidated Statements of Comprehensive Loss
  for the Three and Six Months Ended June 30, 2007 and 2006..................6

Unaudited Consolidated Balance Sheet as of June 30, 2007.....................7

Unaudited Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 2007 and 2006..................................8-9

Notes to Unaudited Consolidated Financial Statements.....................10-20

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................20-30

Item 3.  Controls and Procedures............................................30

PART II. OTHER INFORMATION

Item 6.  Exhibits .......................................................30-31

Signatures..................................................................32

Certifications...........................................................33-35

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Sagemark Companies Ltd.
New York, New York


We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of June 30, 2007 and the related consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the unaudited consolidated financial statements; (1) the Company has continuing recurring losses, (2) in January 1, 2007 the Federal Deficit Reduction Act of 2005 became effective and has materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients and has had a material effect on the Company's ability to generate positive cash flow and will have a negative impact on future revenues from the Company's existing PET imaging centers, (3) the Company is not in compliance with certain loan covenants required by a majority of its capital lease and loan agreements, and (4) the Company has a working capital deficiency as of June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as of June 30, 2007 regarding these matters are also described in Note 2. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
August 8, 2007


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------

                                                             Three months ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                         ---------------------------     ---------------------------
                                                           2 0 0 7         2 0 0 6         2 0 0 7         2 0 0 6
                                                         -----------     -----------     -----------     -----------
Revenues:
  Net patient service revenue                            $   430,000     $ 1,057,000     $   884,000     $ 1,987,000
  Lease revenue                                              200,000          43,000         447,000          43,000
  Management fees - related parties                        1,463,000       1,352,000       2,994,000       2,584,000
                                                         -----------     -----------     -----------     -----------
  Total Revenues                                           2,093,000       2,452,000       4,325,000       4,614,000
                                                         -----------     -----------     -----------     -----------
Operating Expenses:
  Patient service costs and expenses, FDG and ammonia        298,000         288,000         599,000         542,000
  Patient service costs and expenses - related party           6,000           8,000          11,000          16,000
  Patient service costs and expenses, other                  158,000         105,000         325,000         180,000
  Radiology expense                                           17,000          53,000          39,000          81,000
  Radiology expense - related parties                         39,000         112,000         121,000         229,000
  Professional liability insurance - related party             6,000           6,000          13,000          13,000
  Equipment maintenance                                      154,000         164,000         332,000         316,000
  Professional fees                                          104,000          87,000         189,000         146,000
  Legal fees - related party                                  86,000          80,000         188,000         170,000
  Billing and collection fees - related party                     --          26,000           3,000          53,000
  Salaries, payroll taxes and fringe benefits                785,000         591,000       1,510,000       1,133,000
  Stock based compensation expense - employees               118,000          34,000         150,000          67,000
  Consulting fees                                             67,000           9,000          81,000           9,000
  Consulting fees - related party                             15,000          15,000          30,000          30,000
  Rent expense - related parties                              41,000          47,000          82,000          81,000
  Marketing fees - related parties                            80,000          77,000         167,000         157,000
  General and administrative expenses                        677,000         589,000       1,348,000       1,135,000
  General and administrative expenses - related party         12,000           8,000          20,000           8,000
  Bad debt expense                                            10,000              --          10,000              --
  Depreciation and amortization                              591,000         518,000       1,156,000         946,000
                                                         -----------     -----------     -----------     -----------

  Total Operating Expenses                                 3,264,000       2,817,000       6,374,000       5,312,000
                                                         -----------     -----------     -----------     -----------

 Loss From Operations                                     (1,171,000)       (365,000)     (2,049,000)       (698,000)

Interest Expense                                            (288,000)       (218,000)       (579,000)       (379,000)

Other Income                                                  37,000              --          93,000              --

Impairment Loss on Available for Sale Securities                  --              --         (48,000)             --

Interest Income - Investments                                 33,000          19,000          70,000          35,000
                                                         -----------     -----------     -----------     -----------
Loss From Operations Before Share of
  Loss of Unconsolidated Affiliate
  and Minority Interest in Income
  of Subsidiaries                                         (1,389,000)       (564,000)     (2,513,000)     (1,042,000)

Share of Loss of Unconsolidated Affiliate                         --         (35,000)             --         (28,000)

Minority Interest in Income
   of Subsidiaries                                           (27,000)        (61,000)        (44,000)       (204,000)
                                                         -----------     -----------     -----------     -----------
Loss Before Income
   Tax Provision - Forward                               $(1,416,000)    $  (660,000)    $(2,557,000)    $(1,274,000)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------

                                                             Three months ended               Six months ended
                                                                   June 30,                        June 30,
                                                         ---------------------------     ---------------------------
                                                           2 0 0 7         2 0 0 6         2 0 0 7         2 0 0 6
                                                         -----------     -----------     -----------     -----------
Loss Before Income
   Tax Provision - Forwarded                             $(1,416,000)    $  (660,000)    $(2,557,000)    $(1,274,000)

Income Tax Provision                                              --              --         (26,000)        (10,000)
                                                         -----------     -----------     -----------     -----------
Loss Before Extraordinary Gain                            (1,416,000)       (660,000)     (2,583,000)     (1,284,000)

Extraordinary Gain from Acquisition
   of Minority Interest Equity (See Note 4)                       --              --          88,000              --
                                                         -----------     -----------     -----------     -----------

  Net Loss                                               $(1,416,000)    $  (660,000)    $(2,495,000)    $(1,284,000)
                                                         ===========     ===========     ===========     ===========

Basic and Diluted Loss Per Common Share:
  Loss Before Extraordinary Gain                         $     (0.18)    $     (0.09)    $     (0.34)    $     (0.17)
  Extraordinary Gain                                              --              --            0.01              --
                                                         -----------     -----------     -----------     -----------
  Net Loss                                               $     (0.18)    $     (0.09)    $     (0.33)    $     (0.17)
                                                         ===========     ===========     ===========     ===========

Weighted Average Number of Common Shares                   7,661,503       7,621,283       7,661,503       7,611,447
                                                         ===========     ===========     ===========     ===========

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------------------------------------------

                                                             Three months ended                Six months ended
                                                                  June 30,                         June 30,
                                                         ---------------------------     ---------------------------
                                                           2 0 0 7         2 0 0 6         2 0 0 7         2 0 0 6
                                                         -----------     -----------     -----------     -----------
Net Loss                                                 $(1,416,000)    $  (660,000)    $(2,495,000)    $(1,284,000)

Other Comprehensive Income (Expense):
  Reclassification for permanent impairment on
   available for sale securities                                  --              --          48,000              --
Unrealized holding gains (losses) on
   available for sale securities                               1,000              --           1,000          (1,000)
                                                         -----------     -----------     -----------     -----------
Comprehensive Loss                                       $(1,415,000)    $  (660,000)    $(2,446,000)    $(1,285,000)
                                                         ===========     ===========     ===========     ===========

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------

                                                                               June 30,
                                                                               2 0 0 7
                                                                             ------------
Assets:
Current Assets:
   Cash                                                                      $  1,046,000
   Patient accounts receivable, net                                               329,000
   Lease receivables                                                              123,000
   Management fees receivable - related parties                                 1,838,000
   Note receivable                                                                486,000
   Accrued interest, note receivable                                              107,000
   Marketable securities, current                                                   3,000
   Other current assets                                                           172,000
                                                                             ------------
   Total Current Assets                                                         4,104,000
                                                                             ------------
Fixed Assets:
   Furniture, fixtures, equipment and leasehold improvements - net              5,581,000
   Equipment held under capitalized lease obligations - net                     6,185,000
                                                                             ------------
   Total Fixed Assets                                                          11,766,000
                                                                             ------------
Other Assets:
   Note receivable                                                              1,459,000
   Goodwill                                                                     4,811,000
   Security deposit - related party                                                11,000
   Other assets                                                                   452,000
                                                                             ------------
   Total Other Assets                                                           6,733,000
                                                                             ------------
   Total Assets                                                              $ 22,603,000
                                                                             ============

Liabilities and Shareholders' Equity:
Current Liabilities:
   Accounts payable                                                          $  1,234,000
   Accounts payable - related parties                                             386,000
   Accrued payroll and benefits                                                   416,000
   Accrued dividends                                                               44,000
   Other accrued expenses                                                         135,000
   Current portion of notes payable                                             3,006,000
   Current portion of capitalized lease obligations                             2,904,000
   Current portion of subordinated notes payable                                   16,000
   Current portion of deferred interest on subordinated notes payable               6,000
                                                                             ------------
   Total Current Liabilities                                                    8,147,000
                                                                             ------------
Long-Term Debt:
   Notes payable, net of current portion                                        3,515,000
   Capitalized lease obligations, net of current portion                        4,366,000
   Subordinated notes payable                                                     172,000
   Deferred interest on subordinated notes payable                                 77,000
                                                                             ------------
   Total Long-Term Debt                                                         8,130,000
                                                                             ------------

Minority Interest                                                               1,521,000
                                                                             ------------
Commitments and Contingencies                                                          --

Shareholders' Equity:
   Preferred stock, par value $1.00 per share                                       3,000
   Common stock, par value $.01 per share, (25,000,000 shares authorized;
     8,008,261 shares issued; and, 7,661,503 shares outstanding)                   80,000
   Additional paid-in capital, common stock                                    72,317,000
   Accumulated deficit                                                        (65,909,000)
   Less:  Common stock (346,758 shares) in treasury at cost                    (1,686,000)
                                                                             ------------
   Total Shareholders' Equity                                                   4,805,000
                                                                             ------------
Total Liabilities and Shareholders' Equity                                   $ 22,603,000
                                                                             ============

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.


THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------

                                                                                 Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                            2 0 0 7          2 0 0 6
                                                                          -----------      -----------
Cash Flows - Operating Activities
  Loss before extraordinary gain                                          $(2,583,000)     $(1,284,000)
  Extraordinary gain                                                           88,000               --
                                                                          -----------      -----------
                                                                           (2,495,000)      (1,284,000)

  Adjustments to reconcile net loss to net cash - Operating Activities:
   Depreciation and amortization                                            1,156,000          946,000
   Share of loss (earnings) of unconsolidated affiliates                           --           28,000
   Stock-based compensation expense, employees                                150,000           67,000
   Stock-based compensation expense, consulting fees                           62,000            5,000
   Gain on acquisition of minority interest equity                            (88,000)              --
   Impairment loss on available for sale securities                            48,000               --
   Minority interest in income of subsidiaries                                 44,000          204,000
   Interest paid-in kind                                                       34,000           81,000
   Bad debt expense                                                            10,000               --
   Other operating adjustments                                                (56,000)              --

  Change in assets and liabilities:
   Restricted cash                                                                 --          172,000
   Patient accounts receivable, net                                           275,000         (103,000)
   Lease receivables                                                            6,000          (45,000)
   Other receivable - related party                                            17,000          (71,000)
   Management fees receivable - related parties                              (158,000)        (437,000)
   Accrued interest, note receivable                                          (55,000)              --
   Other current assets                                                       100,000           24,000
   Accounts payable                                                           161,000          111,000
   Accounts payable - related parties                                          42,000         (127,000)
   Accrued payroll and benefits                                                85,000           60,000
   Other accrued expense                                                       37,000           49,000
   Accrued interest, notes payable                                             11,000               --
   Deferred interest on subordinated debt                                       8,000           21,000
                                                                          -----------      -----------

  Net Cash - Operating Activities                                            (606,000)        (299,000)
                                                                          -----------      -----------
Cash Flows - Investing Activities
  Purchased fixed assets                                                   (2,412,000)      (1,036,000)
  Other assets, construction & equipment deposits                             144,000          164,000
                                                                          -----------      -----------
  Net Cash - Investing Activities                                          (2,268,000)        (872,000)
                                                                          -----------      -----------
Cash Flows - Financing Activities
  Loan proceeds                                                             2,190,000          811,000
  Payments on notes payable                                                  (507,000)        (659,000)
  Payments on capital lease obligations                                      (349,000)        (146,000)
  Financing costs                                                             (21,000)              --
  Refund Bethesda investors                                                        --         (132,000)
  Transfer subsidiary equity financing proceeds to operations                      --          (40,000)
  Distributions to minority interest investors                                     --         (162,000)
  Distributions to minority interest investors - related parties             (141,000)        (193,000)
                                                                          -----------      -----------

  Net Cash - Financing Activities                                           1,172,000         (521,000)
                                                                          -----------      -----------
  Net Change in Cash                                                       (1,702,000)      (1,692,000)

Cash - Beginning of Period                                                  2,748,000        4,494,000
                                                                          -----------      -----------
Cash - End of Period                                                      $ 1,046,000      $ 2,802,000
                                                                          ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                               $   526,000      $   270,000
   Income taxes                                                           $    26,000      $    10,000

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

Six Months Ended June 30, 2007
------------------------------

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

         In June 2006, pursuant to a Consulting Agreement between the Company and a consultant, the Company issued to the consultant a warrant to purchase 60,000 unregistered shares of its Common Stock exercisable at $4.00 per share, which was greater than the fair market value of $1.30 per share, on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $9,000, representing deferred compensation expense which is reported as a separate component of shareholders' equity, and is being amortized over twenty-four months, the term of the Consulting Agreement. In addition, the Company issued to such Consultant 60,000 unregistered shares of the Company's common stock and recorded $78,000 of deferred compensation which is reported as a separate component of shareholders' equity, and is being amortized over the twenty-four month term of the Consulting Agreement. The Consulting Agreement was cancelled on June 29, 2007 on which date the $40,000 of remaining unamortized deferred compensation expense related to the Consulting Agreement was expensed.

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

(2) Going Concern and Management's Plan

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $1,416,000 and $2,495,000, respectively, for the three and six month periods ended June 30, 2007 and net losses of $1,815,000 and $1,822,000, respectively, for the years ended December 31, 2006 and 2005. As of June 30, 2007, the Company had a working capital deficiency of $4,043,000 including $2,212,000 of notes payable and $1,846,000 of capitalized lease obligations which were classified as current liabilities because the Company was not in compliance with a debt covenant requiring a tangible net worth ratio not to be in excess of three to one. Additionally, in January 1, 2007 the Federal Deficit Reduction Act of 2005 ("DRA") became effective and has materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients and has had a material effect on the Company's ability to generate positive cash flow and will have a negative impact on future revenues from the Company's existing PET imaging centers. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken certain actions including: (i) the restructuring of certain existing loan agreements which will reduce debt service for the years ending December 31, 2007 and 2008 by $955,000 and $549,000, respectively, but will increase debt service for the years ending December 31, 2009, 2010 and 2011 to $270,000, $1,060,000 and $275,000, respectively; (ii) negotiated lower rates for the cost of maintenance on certain of its PET imaging equipment resulting in potential annual savings of $288,000; (iii) negotiated reductions it will pay pursuant to radiology service agreements; and (iv) reduced the radiology reading fees paid to its chief medical officer by $250,000 annually and implemented net staff reductions of $166,000 annually. In addition to the foregoing actions, the Company anticipates that it will need to: (i) substantially revise and improve its marketing plan and continue implementation to increase procedure volume;
(ii) negotiate with its creditors to restructure its existing debt service;
(iii) continue its efforts to cut operating costs; and, (iv) raise additional funds for general working capital needs. In July 2007, the Company restructured its executive management. As a result of such restructuring, the Company installed a new President and Chief Executive Officer and a new Board of Directors.

         Additionally, through a wholly owned subsidiary, the Company plans to develop state-of-the-art cancer treatment centers utilizing leading radiation equipment and systems including TomoTherapy(R) Hi-Art Systems(R). In the fourth quarter of 2006, the Company made a refundable deposit of $150,000 toward the purchase of three TomoTherapy(R) Hi-Art Systems(R). The Company will require significant additional financing to pursue this business opportunity.

         There can be no assurance that management's plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

         As of June 30, 2007, the Company has reserved 4,250,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to the Company's 1999 long-term incentive plan to purchase an aggregate of 1,305,000 shares of common stock at prices ranging from $.76 to $3.91 per share; (ii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three and six month periods ended June 30, 2007 and 2006, all of such options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

(b) Stock-based Compensation

         The Company recognizes the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment". The Company recognized aggregate stock compensation expense from the amortization of deferred stock compensation related to employees of $118,000 and $34,000, respectively, for the three months ended June 30, 2007 and 2006 and $150,000 and $67,000, respectively, for the six months ended June 30, 2007 and 2006. As of June 30, 2007, there was an aggregate of $330,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 2.89 years.

         On April 5, 2007, the Company issued to each of George W. Mahoney, its Chief Financial Officer, and one other non-executive employee, a fully vested option to purchase 75,000 shares of the Company's common stock at an exercise price of $0.76 per share (the market price on the date of grant) over a term of five years. The fair value of the options on the date of grant, as calculated pursuant to SFAS 123(R) "Share-Based Payments", approximates $86,000 and was expensed in full on April 5, 2007, the date of grant. Such options were issued pursuant to the 1999 long-term incentive plan. The following table summarizes the Company's fixed stock purchase options and warrants as of June 30, 2007.

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                         Shares          Price
                                                      ------------    ------------
Outstanding at January 1, 2007                           1,165,000    $       1.70
Granted                                                    150,000    $       0.76
Exercised                                                       --              --
Forfeited                                                  (10,000)   $       3.50
                                                      ------------
Outstanding at June 30, 2007                             1,305,000    $       1.58
                                                      ============
Options exercisable at June 30, 2007                     1,005,000    $       1.57
                                                      ============
Shares subject to the 1999 long-term incentive plan      1,600,000
Shares issued pursuant to the 1999 long-term
  incentive plan                                         1,305,000
                                                      ------------
Shares available for issuance under the 1999
  long-term incentive plan                                 295,000
                                                      ============

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         As of June 30, 2007, the 1,305,000 options and warrants outstanding have exercise prices ranging between $0.76 and $3.91 and a weighted-average remaining contractual life of 3.41 years.

                                                                                 Weighted
                                                                   Weighted      Average
                                                Outstanding at     Average       Remaining           Total
                                                   June 30,        Exercise      Contractual       Intrinsic
Range of Exercise Prices for Vested Options          2007           Price        Life (Years)        Value
-------------------------------------------      ------------    ------------    ------------    ------------
Under $1.00                                           150,000    $       0.76            4.77    $         --
Between $1.00 and $2.00                               820,000    $       1.62            3.23         (10,000)
Over $3.00                                             35,000    $       3.82            2.58              --
                                                 ------------                                    ------------
                                                    1,005,000    $       1.57            3.44    $    (10,000)
                                                 ============                                    ============


         A summary of the status of the Company's non-vested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented as follows:

                                                                                                    Weighted
                                                                                                    Average
                                                                                                    Exercise
                                                                                    Shares           Price
                                                                                 ------------    ------------
Non-vested - January 1, 2007                                                          317,500    $       1.76
Granted                                                                                    --              --
Vested                                                                                (17,500)   $       3.91
Forfeited/Expired                                                                          --              --
                                                                                 ------------
Non-vested - June 30, 2007                                                            300,000    $       1.60
                                                                                 ============

                                                                                 Weighted
                                                                   Weighted      Average
                                                Outstanding at     Average       Remaining           Total
                                                   June 30,        Exercise      Contractual       Intrinsic
Range of Exercise Prices for Non-Vested Options      2007           Price        Life (Years)        Value
-----------------------------------------------  ------------    ------------    ------------    ------------
Under $2.00                                           300,000    $       1.60            3.32    $         --
                                                 ============    ============    ============    ============

(c) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2007, all of the Company's cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2007 the Company had $428,000 of cash balances in excess of federally insured limits.

         A majority of the Company's net patient service revenue and accounts receivable were generated from two customers. The following table presents the revenue and percentage of net patient service revenue attributed to such customers.

                                Three Months Ended June 30,               Six Months Ended June 30,
                             -------------------------------          --------------------------------
                                 2007                2006                 2007                2006
                             ----------          -----------          -----------          -----------
Medicare                     $  140,000    33%   $   565,000    53%   $   311,000    35%   $ 1,045,000    53%
Blue Cross/Blue Shield       $  134,000    31%   $   210,000    20%   $   255,000    29%   $   391,000    20%


         As of June 30, 2007, $130,000, or 38%, of patient accounts receivable were due from Medicare and $58,000, or 17%, of patient accounts receivable were due from Blue Cross/Blue Shield.

         The Company's management fees and management fees receivable were generated from customers who are related parties (see Note 9). For the three months ended June 30, 2007, five customers accounted for 35%, 20%, 17%, 15% and 12% of management fee revenues. For the six months ended June 30, 2007, five customers accounted for 36%, 21%, 16%, 15% and 12% of management fee revenues.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For the three months ended June 30, 2006, four customers accounted for 31%, 28%, 23% and 14% of management fee revenues. For the six months ended June 30, 2006, three customers accounted for 35%, 28% and 26% of management fee revenues. As of June 30, 2007, five customers accounted for 31%, 21%, 19%, 15% and 14% of management fees receivable.

         For the three months ended June 30, 2007, three customers accounted for 49%, 27% and 24% of lease revenue. For the six months ended June 30, 2007, those same three customers accounted for 44%, 24%, and 26% of lease revenue. For the three and six months ended June 30, 2006, two customers accounted for 71% and 29% of lease revenue. As of June 30, 2007, four customers accounted for 43%, 23%, 20% and 14% of lease fees receivable.

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

         The Company expects that the adoption of the new statement will not have a significant impact on its financial statements.

(4) Acquisition of Minority Interests Owned by Referring Physicians

         The Federal physician self-referral law, commonly referred to as "Stark II," prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain "designated health services" if the physician or a family member has a financial interest in the entity. The Centers for Medicare & Medicaid Services ("CMS") revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, Positron Emission Tomography ("PET"), as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change, which as amended, was January 1, 2006. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured.

         In order to comply with the Stark II provisions, the Company acquired the ownership interests from any such referring physicians for its PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of Hialeah Management from referring physician owners pursuant to which it issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership units ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and as of June 30, 2007, the Company owns 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of Morris Management from referring physician owners pursuant to which it issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership units ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240). Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to another existing minority interest holder and as of June 30, 2007, the Company owns 89% of Morris Management. The acquisition by the Company of such minority interest ownerships resulted in a one time extraordinary gain on acquisition of $88,000. Both the notes issued to acquire the Hialeah Management and Morris Management minority interest ownerships accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, due on each anniversary date (January 1) of the notes.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(5) PET Imaging Centers

         As of June 30, 2007, the Company owns and or operates eight PET imaging centers.

         The Company operates its PET imaging centers either through direct ownership or through Administrative Services Agreements and is responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that it operates.

         Through its wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. ("Premier"), the Company owns and operates PET imaging centers in Wichita, Kansas and Parsippany, New Jersey, and manages PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills, New York, East Setauket, New York, Jacksonville, Florida and Tamarac, Florida. Additional details on such facilities are as follows:

Center                                      Managed By                                 Location                     Start Date
------                                      ----------                                 --------                     ----------
Premier PET Imaging of Wichita, LLC         Premier PET Imaging of Wichita, LLC        Wichita, Kansas              August 2001
Rockville PET Imaging, P.C.                 Premier PET of Long Island, LLC            Rockville Centre, New York   October 2002
Premier PET Imaging of New Jersey, Inc.     Morris County PET Management, LLC          Parsippany, New Jersey       February 2003
Premier PET Imaging of Hialeah, Inc.        Hialeah PET Management, LLC                Hialeah, Florida             February 2003
Forest Hills PET Imaging, P.C.              PET Management of Queens, LLC              Forest Hills, New York       December 2004
Advanced PET Imaging                        Suffolk PET Management, LLC                East Setauket, New York      February 2006
Premier PET Imaging of Jacksonville, LLC    Premier PET Imaging of Jacksonville, LLC   Jacksonville, Florida        June 2006
Premier PET Imaging of Tamarac, LLC         Premier PET Imaging of Tamarac, LLC        Tamarac, Florida             June 2007

         The Company's eighth PET imaging center became operational in late June 2007 in Tamarac, Florida ("PET Tamarac"). On May 25, 2006, the Company entered into a premises lease for PET Tamarac, which became effective on May 24, 2007. The lease is for a ten year period with a ten year renewal option. On May 12, 2006, the Company entered into a loan agreement of $1,846,000 for the PET/CT imaging equipment, a $60,000 loan agreement for the hot lab and other equipment and a $365,000 construction loan with General Electric Capital Corporation ("GE Cap") for the Company's construction of PET Tamarac. The PET/CT imaging equipment was accepted by the Company on June 11, 2007. The PET/CT equipment loan has a term of seventy-two months with a fixed rate of interest of 9.01% and includes prepayment penalties that decrease as the loan nears its scheduled maturity. The PET/CT imaging equipment has a one year manufacturer's warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $9,000. The hot lab equipment loan will be repaid over a period of seventy-two months with a fixed rate of interest of 9.01%. The construction loan will be repaid over a term of sixty months with a fixed rate of interest of 9.11% and includes prepayment penalties that decrease as the loan nears its scheduled maturity.

(6) Federal Deficit Reduction Act of 2005

         In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 ("DRA") which materially reduces reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients and has had a material effect on the Company's ability to generate positive cash flow and future revenues from the Company's existing PET imaging centers and has negatively impacted the Company's ability to establish or acquire any PET imaging centers in the future. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively. Effective January 1, 2007 the reimbursement under HOPPS for PET scans was reduced to $855 per scan and for PET/CT scans was reduced to $950 per scan. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In view of such legislation, the Company is currently evaluating the criteria and structure of the Company's PET imaging centers which may require material changes to comply with any such legislation and to enable such imaging centers to achieve and sustain positive cash flow and profitability. The Company cannot guarantee that it will be successful in restructuring its PET imaging centers or be able to achieve positive cash flow or profitability. Because the Company has many fixed expenses both at the Company level and at each of the Company's PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on the Company's operating and financial results and

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

decreased revenues from lower procedure volumes per PET imaging center will significantly adversely affect the Company's business. Accordingly, any additional future reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on the Company's revenues and financial results.

(7) Note Receivable and Sale of Investment in Unconsolidated Affiliate

         Effective July 11, 2006, the Company sold its interest in Trident Growth Fund L.P ("Trident") to its general partner, Trident Advisors, Inc. ("Trident Advisors"), for $2,570,000 which was comprised of a $625,000 cash payment and a $1,945,000 four year secured promissory note (the "Note"). Payments under the Note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident in each of such years, plus accrued interest on or before July 9, 2007, 2008, 2009, and 2010. On the date of the sale the Company recognized a loss on sale of $14,000. On August 13, 2007, the Company executed an amendment to the agreement to sell our interest in Trident whereby the sales price was reduced by approximately $986,000 in exchange for an acceleration of the remaining payments owed under the terms of the Note. As a result of the amendment, on August 13, 2007 the Company incurred a charge of approximately $986,000, received a payment of $775,000 and pursuant to the terms of the agreement, expects to receive a final payment of $225,000 on or before October 31, 2007. The Note accrues interest at the one year LIBOR rate as published in the Wall Street Journal and adjusts each anniversary date. The interest rate at the time of closing was 5.68%. As of June 30, 2007, the current portion of the Note approximates $486,000 and the long-term portion is $1,945,000. During the three and six months ended June 30, 2007, the Company recognized interest income of $28,000 and $56,000, respectively, related to the Note and has accrued interest income of $107,000 from the date the Note was issued.

         Prior to selling its interest in Trident, the Company accounted for such investment as an unconsolidated subsidiary. For the three and six months ended June 30, 2006, the Company's share of Trident's net loss was $28,000 and $35,000, respectively. The condensed results of operations of Trident for the three and six months ended June 30, 2006 are summarized in the following table.

                                                 Three Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2006    June 30, 2006
                                                 -------------    -------------
Income                                           $     429,000    $     981,000
Operating expenses                                    (584,000)      (1,169,000)
Investment gains                                        10,000           71,000
                                                 -------------    -------------
Net loss                                         $    (145,000)   $    (117,000)
                                                 =============    =============

(8) Notes Payable

(a)      Debt Restructuring

         The PET imaging equipment for the Company's PET imaging centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI Financial Services, Inc. ("DVI"). In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, the Company executed addendums to the loan agreements for such financings with Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, ("US Bank"). Pursuant to the modified loan agreements, the terms of repayment of an aggregate of $2,100,000 of debt principal was modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2009, 2010 and 2011 to $270,000, $1,060,000 and $275,000, respectively. The increase in overall principal and interest payments for the years ending December 31, 2010 and 2011 include principal balloon payments of $854,000 and $273,000, respectively. In connection with the loan modifications, the Company paid US Bank a fee of $21,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(b)      Debt Compliance

         A majority of the Company's capital leases and loans require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed a ratio of three to one. As of June 30, 2007, the Company is not in compliance with the debt to tangible net worth ratio and $2,212,000 of affected loans and $1,846,000 of affected capital lease obligations have been classified as current liabilities in the accompanying consolidated balance sheet. Based on the Company's historical relationship with its senior creditors and because the Company is current in its debt service and lease payments under such agreements, it does not currently anticipate that a demand for payment under such loans or leases will be made as long as the Company remains current with such debt service payments.

(9) Related Party Transactions

(a) Robert L. Blessey is a member of the Company's Board of Directors and is the Company's general counsel. During the three month periods ended June 30, 2007 and 2006 the Company incurred $86,000 and $80,000, respectively, of legal fees to Mr. Blessey. During the six month periods ended June 30, 2007 and 2006 the Company incurred $188,000 and $170,000, respectively, of legal fees to Mr. Blessey. At June 30, 2007 the Company owes Mr. Blessey $318,000. As more fully described in Note 13, on July 2, 2007, the Company issued to Mr. Blessey a promissory note in the amount of $272,025 as partial satisfaction of such outstanding legal fees.

(b) Stephen A. Schulman, M.D. is a member of the Company's Board of Directors and the Chief Executive Officer of Premier. During the three months ended June 30, 2007 and 2006 the Company made aggregate lease payments of $14,000 and $14,000, respectively, to a company controlled by Dr. Schulman, for premises used by Premier PET Imaging of Wichita, LLC for the operation of its PET imaging center. During the six months ended June 30, 2007 and 2006, such lease payments amounted to $27,000 and $27,000, respectively. During the three month period ended June 30, 2006, the Company incurred billing and collection expenses of $26,000, respectively, and during the three month periods ended June 30, 2007 and 2006, incurred CT fusion scan fees of $6,000 and $8,000, respectively, both payable to companies controlled by Dr. Schulman. During the six month periods ended June 30, 2007 and 2006, the Company incurred billing and collection expenses of $3,000 and $53,000, respectively, and CT fusion scan fees of $11,000 and $16,000, respectively, to such companies controlled by Dr. Schulman. At June 30, 2007, the Company owes the entities controlled by Dr. Schulman $2,000.

(c) Edward Bright is the Chairman of the Board of the Company. For the three month periods ended June 30, 2007 and 2006 the Company paid Mr. Bright $15,000 and $15,000, respectively, for consulting services rendered to the Company. For the six month periods ended June 30, 2007 and 2006 the Company paid Mr. Bright $30,000 and $30,000, respectively, for consulting services rendered to the Company.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC ("PET LI"). Pursuant to a Turnkey License and Services Agreement, PET LI manages the Rockville Centre PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Rockville Centre PET imaging center. Management fees earned by PET LI from its management of the Rockville Centre PET imaging center during the three month periods ended June 30, 2007 and 2006 were $517,000 and $420,000, respectively, and during the six month periods ended June 30, 2007 and 2006 were $1,072,000 and $901,000, respectively. As of June 30, 2007, the Rockville Centre PET imaging center owes PET LI $578,000. Additionally, PET LI pays equity distributions to its owners. During the three month period ended June 30, 2006, the radiology company received equity distributions of $74,000 and during the six month periods ended June 30, 2007 and 2006 received equity distributions of $141,000 and $159,000.

(e) A radiologist owns 17% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages the Hialeah PET imaging center and earns management fees. The radiologist is the principal owner of the Hialeah PET imaging center. Management fees earned by Hialeah Management from its management of the Hialeah PET imaging center during the three month periods ended June 30, 2007 and 2006 were $171,000 and $307,000, respectively and during the six months ended June 30, 2007 and 2006 were $366,000 and $684,000, respectively. As of June 30, 2007, the Hialeah PET imaging center owes Hialeah Management $276,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist which for the three month periods ended June 30, 2007 and 2006, was $11,000 and $10,000, respectively and for the six month periods ended June 30, 2007 and 2006 was $22,000 and $21,000. Additionally, during the three and six month periods ended June 30, 2006, Hialeah paid the radiology company equity distributions of $11,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(f) The same radiology company that owns 49% of PET LI also owns 10% of PET Management of Queens, LLC ("Queens Management"). Pursuant to a Turnkey License and Services Agreement, Queens Management manages the Forest Hills PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Forest Hills PET imaging center. Management fees earned by Queens Management from its management of the Forest Hills PET imaging center during the three month periods ended June 30, 2007 and 2006 were $293,000 and $380,000, respectively and for the six month periods ended June 30, 2007 and 2006 were $632,000 and $731,000, respectively. As of June 30, 2007, the Forest Hills PET imaging center owes Queens Management $380,000.

(g) A radiology group owns 11% of Morris Management, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. ("PET NJ"). PET NJ incurred radiology reading expenses for the three month periods ended June 30, 2007 and 2006 of $31,000 and $50,000, respectively and for the six month periods ended June 30, 2007 and 2006 of $66,000 and $104,000, respectively. At June 30, 2007 PET NJ owes the radiology group $10,000. Additionally, Morris Management pays equity distributions to its owners and during the three and six month periods ended June 30, 2006 the radiology group received equity distributions of $7,000 and $18,000, respectively.

(h) The Company incurs marketing expenses with marketing entities related to the Company via employee and or investor relationships which for the three month periods ended June 30, 2007 and 2006 amounted to of $80,000 and $77,000, respectively and for the six month periods ended June 30, 2007 and 2006 amounted to $167,000 and $157,000, respectively. At June 30, 2007 the marketing entities are owed $47,000.

(i) A radiologist owns 49% of Suffolk PET Management, LLC ("Suffolk Management"). Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages Advanced PET Imaging ("Advanced PET") and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk Management from its management of Advanced PET for the three month periods ended June 30, 2007 and 2006 were $225,000 and $192,000, respectively and for the six months ended June 30, 2007 and 2006 were $135,000 and $215,000, respectively. As of June 30, 2007, Advanced PET owes Suffolk Management $249,000. Suffolk Management also pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk Management and incurred premises rent for the three month periods ended June 30, 2007 and 2006 of $17,000 and $22,000, respectively and for the six month periods ended June 30, 2007 and 2006 $34,000 and $33,000, respectively.

(j) The Company has an Exclusive Radiology Services Agreement with Michael Fagien, M.D., our Chief Medical Officer. During the three month periods ended June 30, 2007 and 2006 the Company incurred $8,000 and $62,000, respectively, of radiology reading expenses and $7,000 and $6,000, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement. During the six month periods ended June 30, 2007 and 2006 the Company incurred $55,000 and $125,000, respectively, of radiology reading expenses and $13,000 and $13,000, respectively, of professional liability insurance expense pursuant to the Exclusive Radiology Services Agreement. At June 30, 2007 the Company owes Dr. Fagien $11,000.

(k) A radiology company, whose principal owner owns 17% of Hialeah Management, has a Facility Lease Agreement with Premier PET Imaging of Jacksonville, LLC ("Jacksonville"), our PET imaging center in Jacksonville, Florida which commenced operations in June 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the three month periods ended June 30, 2007 and 2006 were $249,000 and $53,000, respectively, and for the six months ended June 30, 2007 and 2006 were $481,000 and $53,000, respectively. As of June 30, 2007, the radiology company owes Jacksonville $347,000.

(l) The PET imaging centers in Jacksonville and Tamarac incurs general and administrative expenses with an entity whose owner is an investor in Hialeah Management and is the same entity that provides marketing services to Hialeah Management. During the three month periods ended June 30, 2007 and 2006, such expenses aggregated $6,000 and $8,000, respectively, and for the six month periods ended June 30, 2007 and 2006 aggregated $12,000 and $8,000, respectively. At June 30, 2007, the Company owes such entity $12,000.

(m) A radiology company, whose principal owner owns 17% of Hialeah Management, has a Facility Lease Agreement with PET Tamarac, our PET imaging center in Tamarac, Florida which commenced operations in June 2007. Management fees earned by Tamarac pursuant to the Facility Lease Agreement for the three and six month periods ended June 30, 2007 were $8,000 and $8,000, respectively. As of June 30, 2007, the radiology company owes PET Tamarac $8,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(10) Amendments to Radiology Services Agreements

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

(11) PET/CT and PET Imaging Equipment Maintenance Agreements

         The PET/CT and PET imaging equipment purchased by the Company is delivered with a one year manufacturer's warranty and after the first year the Company has historically entered into maintenance agreements which require fixed monthly payments.

         The Company has maintenance agreements with General Electric covering the PET/CT imaging equipment at its PET imaging centers located in Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida (the "GE Maintenance Agreements"). Effective April 1, 2007, General Electric reduced the maintenance fees for the GE Maintenance Agreements from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center is under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center is under warranty until June 2008. The potential annual savings under the restructured maintenance agreements with General Electric is estimated at $288,000 for all four locations.

         The Company has maintenance agreements with Siemens covering the PET and/or CT imaging equipment at its PET imaging centers located in Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida (the "Siemens Maintenance Agreements"). In March 2007, the Company met with representatives of Siemens and negotiated to restructure the Siemens Maintenance Agreements with the understanding that if fee reductions could not be obtained the Siemens Maintenance Agreements would be cancelled and that future maintenance would be on a time and materials basis. The Company estimated that converting the Siemens Maintenance Agreements to time and materials would potentially provide the Company with annual savings of $330,000 less the cost of any repairs to the PET imaging equipment, which historically, has not been significant for the three PET imaging centers covered by the Siemens Maintenance Agreements. On June 18, 2007, the Company received a letter from Siemens indicating that the Company could not unilaterally cancel the agreements and convert them to a time and materials basis. Although, the Company will not realize the $330,000 annual cost savings as previously anticipated, it is continuing to negotiate with Siemens to reduce such maintenance costs under mutually agreeable terms.

(12) Cancellation of Consulting Agreement

         On June 29, 2007, the Company terminated a consulting agreement with a consultant who was providing certain investor and financial relations services. The consulting agreement, dated June 1, 2006, (the "Consulting Agreement"), had a term of two years but provided for earlier termination upon notice. The terms of the Consulting Agreement provided that the Company pay such consultant a monthly consulting fee of $5,000 for the three month period commencing June 1, 2006 through August 31, 2006 and issue to such consultant 60,000 shares of the Company's common stock together with a common stock purchase warrant to purchase up to 60,000 shares of the Company's common stock during a five year period at an exercise price of $4.00 per share. As a result of the termination of the Consulting Agreement, the Company is not required to pay the consultant any further compensation. In connection with the issuance of the unregistered shares and the warrant to purchase shares of common stock, the Company recorded an aggregate of $87,000 of deferred compensation which was being amortized over the term of the Consulting Agreement. As of June 30, 2007, the balance of the unamortized deferred compensation approximating $40,000 was expensed.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) Subsequent Events

Board of Directors and Management Restructuring

         On July 2, 2007, the Company's Board of Directors ratified a plan to restructure the Company's management. Such management restructuring includes the following:

         o        The resignation from the Board of Directors of Theodore B.
                  Shapiro, Edward D. Bright, Stephen A. Schulman, MD, and Robert Blessey, then constituting the entire Board.
         o The appointment to the Board of Directors of Ronald Lipstein, Steven Katz, Ph.D., and a designee of Joseph Stevens & Co., the placement agent for the Company's most recent private placements.
         o The appointment of Mr. Lipstein as President and Chief Executive Officer of the Company and its subsidiaries.
         o An amendment to Mr. Shapiro's Executive Employment Agreement pursuant to which he will serve as the Company's Vice-President
         o An amendment to Dr. Schulman's Executive Employment Agreement pursuant to which he will serve as the Vice President of Premier.

         The terms of Mr. Lipstein's employment provide him with a monthly salary of $9,500, a monthly auto allowance of $500 and reimbursement of certain out-of-pocket business costs. In the event the Company obtains additional equity financing of at least $2,500,000, Mr. Lipstein's salary will increase to $300,000 annually, his auto allowance will increase to $600 per month and he will be entitled to long-term care insurance, life insurance and medical and dental benefits. Mr. Lipstein will be entitled to an annual bonus in an amount and based on milestones as determined by the new Board of Directors. Additionally, in the event that the Company raises at least $7,500,000 in additional financing, the Company is required to pay Mr. Lipstein severance compensation of 2.99 times his annual salary if he is terminated without cause.

         On July 2, 2007, Mr. Lipstein was granted a five year option to purchase 275,000 shares of the Company's common stock for $.83 per share which will vest and become exercisable on the date the Company obtains additional equity financing of at least $2,500,000. The option granted to Mr. Lipstein was valued at $185,734 which will be charged to expense on a straight-line basis over the option's requisite service period which the Company has initially estimated to be one year based on an estimate of the period of time in which the underlying performance condition is expected to be met.

         On July 2, 2007, Mr. Lipstein was granted a five year warrant to purchase 225,000 shares of the Company's common stock for $.83 per share which will vest and become exercisable on the date that the Company opens its tenth cancer care and radiation treatment center. The warrant issued to Mr. Lipstein was valued at $151,964 which will be charged to expense on a straight-line basis over the warrant's requisite service period which the Company has initially estimated to be five years based on an estimate of the period of time in which the performance conditions related to the warrant will be met.

         Dr. Katz will receive annual director fees of $10,000 payable monthly and on July 2, 2007 was granted a fully vested warrant to purchase up to 25,000 shares of the Company's common stock for $.83 per share. The warrant issued to Dr. Katz was valued at $16,885 which will be expensed in full on the date of grant, July 2, 2007.

         On July 3, 2007, Mr. Shapiro and the Company entered into an amendment to his Executive Employment Agreement, pursuant to which he waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to him through July 3, 2007 (except for any warrants previously issued to him). Mr. Shapiro will receive reimbursement for his employment related expenses. The term of Mr. Shapiro's employment agreement, as amended, expires on June 30, 2010 and may be terminated by Mr. Shapiro without cause on thirty days notice. On July 3, 2007, Mr. Shapiro's accrued and unpaid salary of $250,000 was recorded as a contribution to additional paid-in capital and is no longer included in accrued salaries.

         On July 3, 2007, Dr. Schulman and the Company entered into an amendment to his Executive Employment Agreement, pursuant to which he waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to him through July 3, 2007 (except for any warrants previously issued to him). Dr. Schulman will be reimbursed for his employment related expenses. The term of Dr. Schulman's employment agreement, as amended, expires on June 30,

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2010 and may be terminated by Dr. Schulman without cause on thirty days notice. On July 3, 2007, Dr. Schulman's accrued and unpaid salary of $87,501 was recorded as a contribution to additional paid-in capital and is no longer included in accrued salaries.

         Mr. Blessey is the Company's general counsel and in connection therewith, was owed $272,025, for legal services provided to the Company through the date of his resignation from the Board of Directors. On July 2, 2007, the Company issued to Mr. Blessey a non-interest bearing promissory note in the amount of $272,025 due June 30, 2008. The note issued to Mr. Blessey provides for the following prepayment provisions: (i) requires the Company to prepay him $20,000 when the Company receives its next installment on the note receivable due from Trident Investors; (ii) requires the Company to prepay him $20,000 upon the Company's receipt of proceeds from its next sale to investors of equity or debt securities; and, (iii) requires the prepayment of the outstanding balance of the notes in the event the Company receives $7,500,000 in proceeds from its next sale to investors of equity or debt securities. In addition, the note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey's services as general counsel to the Company. The Company has recorded the note payable net of imputed interest approximating $23,268, as calculated using the Company's estimated incremental borrowing rate of 9.01%.

         On July 11, 2007, the Company entered into fluoro-deoxy-glucose ("FDG") supply agreements for its PET imaging centers located in East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida and back-up FDG supply agreements for its PET imaging centers located in Wichita, Kansas, Rockville Centre, New York Hialeah, Florida, Parsippany, New Jersey and Forest Hills, New York. Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. The FDG supply agreements do not require minimum purchase commitments and are at rates that the Company believes are competitive within the PET imaging industry.

         On July 20, 2007, Elizabeth Longton, the Company's Vice President of Operations, notified the Company that she does note intend to renew the January 25, 2005 Employment Agreement between her and the Company. In accordance with the terms of the Employment Agreement, either party was entitled to provide notice of intention not to renew the Employment Agreement prior to its January 31, 2008 expiration date. In accordance with the terms of the Employment Agreement, the Company is required to pay Ms. Longton on January 31, 2008, the sum of $70,000, representing severance compensation of six months of Ms. Longton's base salary.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward- Looking Disclosure

         This Quarterly Report of The Sagemark Companies Ltd., including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under "Risk Factors" in our Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on Form 10-KSB, and those described in any other filings which we make with the SEC, as well as the risks that at June 30, 2007, the Company: (i) was not in compliance with a debt covenant that requires it to maintain a debt to tangible net worth ratio that does not exceed three to one;
(ii) has a working capital deficiency of $4,043,000; (iii) has reduced reimbursement rates resulting from the passage of the Federal Deficit Reduction Act of 2005 and needs to substantially increase procedure volumes at its PET imaging centers in order to replace diminished revenues resulting from such reductions; and, (iv) has increased deductibles pertaining to hurricane wind and hail insurance policies. In addition, such statements could be affected by risks and uncertainties related to our financial condition, the need to obtain additional financing to fund our continuing losses and to pursue our proposed cancer treatment center business, the ability to generate increased procedure volume at our PET imaging centers and other factors which affect the industry in which we conduct business, market and customer acceptance, competition, government regulations and requirements, technological obsolescence, and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

         Investors should evaluate any statements made by the Company in light of these important factors.

Introduction

Board of Directors and Management Restructuring

         We were informed by the placement agent for our most recent private placements, that they may be willing to assist us in raising additional capital if, among other things, certain changes in our management structure were made. Therefore, on July 2, 2007, our Board of Directors unanimously approved resolutions that resulted in significant changes to our management.

         o        The resignation from the Board of Directors of Theodore B.
                  Shapiro, Edward D. Bright, Stephen A. Schulman, MD, and Robert Blessey, then constituting the entire Board.
         o The appointment to the Board of Directors of Ronald Lipstein, Steven Katz, Ph.D., and a designee of Joseph Stevens & Co., the placement agent for our most recent private placements.
         o The appointment of Mr. Lipstein as our President and Chief Executive Officer.
         o An amendment to Mr. Shapiro's employment agreement pursuant to which he will serve as our Vice-President.
         o An amendment to Dr. Schulman's employment agreement pursuant to which he will serve as the Vice President of Premier.
         o The issuance to Mr. Blessey, a promissory note in the amount of $272,025 for legal fees owed to him on the date of his resignation from the board of directors.

Our Business

         We own, operate and manage out-patient medical diagnostic imaging centers that utilize positron emission tomography (PET) and computed tomography ("CT") imaging equipment. PET imaging is an advanced, robust medical diagnostic imaging procedure currently used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. As of June 30, 2007, we own and or operate eight PET imaging centers. We added two new centers in 2006, our Suffolk PET imaging center which commenced operations in February 2006 and our Jacksonville, Florida PET imaging center which commenced operations in June 2006 and we added one new center in 2007, our Tamarac PET imaging center which commenced operations in June 2007.

         We own and operate PET imaging centers in Wichita, Kansas and Parsippany, New Jersey and manage PET imaging centers in Rockville Centre, New York; Hialeah, Florida; Forest Hills, New York; East Setauket, New York, Jacksonville, Florida and Tamarac, Florida. Additional details on such facilities are as follows:

Center                                      Managed By                                 Location                     Start Date
------                                      ----------                                 --------                     ----------
Premier PET Imaging of Wichita, LLC         Premier PET Imaging of Wichita, LLC        Wichita, Kansas              August 2001
Rockville PET Imaging, P.C.                 Premier PET of Long Island, LLC            Rockville Centre, New York   October 2002
Premier PET Imaging of New Jersey, Inc.     Morris County PET Management, LLC          Parsippany, New Jersey       February  2003
Premier PET Imaging of Hialeah, Inc.        Hialeah PET Management, LLC                Hialeah, Florida             February 2003
Forest Hills PET Imaging, P.C.              PET Management of Queens, LLC              Forest Hills, New York       December 2004
Advanced PET Imaging                        Suffolk PET Management, LLC                East Setauket, New York      February 2006
Premier PET Imaging of Jacksonville, LLC    Premier PET Imaging of Jacksonville, LLC   Jacksonville, Florida        June 2006
Premier PET Imaging of Tamarac, LLC         Premier PET Imaging of Tamarac, LLC        Tamarac, Florida             June 2007

         The Company will incur future losses until such time that our PET imaging centers increase patient procedure volume to generate sufficient revenue to offset our operating expenses and reduced reimbursement rates.

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

         In February 2006, Congress passed the Federal Deficit Reduction Act of 2005 (the "DRA"). The DRA materially reduces reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients which has materially adversely affected our ability to generate positive cash flow and future revenues from our existing PET imaging centers and has negatively impacted our ability to establish or acquire any PET imaging centers in the future. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In light of such legislation, we are currently evaluating the criteria and structure of our current PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve and sustain positive cash flow and profitability. We cannot guarantee similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or establishing or acquiring future PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower patient procedure volumes per PET imaging center will significantly adversely affect our business.

         We manage our PET imaging centers either through direct ownership or through Administrative Services Agreements. For all of such PET imaging centers that we own and those that we manage, we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel and are responsible for obtaining the financing necessary to establish the PET imaging centers. As a result, both business models present the same working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management's decision as to the model under which a new PET imaging center is established is based primarily on the applicable state health care laws regarding the ownership of such facility.

         Additionally, through a wholly owned subsidiary, the Company plans to develop state-of-the-art cancer treatment centers utilizing leading radiation equipment and systems including TomoTherapy(R) Hi-Art Systems(R). In the fourth quarter of 2006, the Company made a refundable deposit of $150,000 toward the purchase of three TomoTherapy(R) Hi-Art Systems(R). The Company will require significant additional financing to pursue this business opportunity.

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

         Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient's insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the six months ended June 30, 2007 were 69 compared to 60 for the year ended December 31, 2006. As of June 30, 2007, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $329,000. Contractual adjustments are recorded based on actual experience.

         The following table presents our accounts receivable aging by payor class as of June 30, 2007:

                                                31-60           61-90         91 days or
                                Current          Days            Days           Greater          Total
                             ------------    ------------    ------------    ------------    ------------
Managed care                 $     67,000    $     38,000    $      6,000    $     27,000    $    138,000
Medicare/Medicaid                  59,000          28,000          26,000          42,000         155,000
Commercial                         27,000              --           1,000           8,000          36,000
                             ------------    ------------    ------------    ------------    ------------
Total                        $    153,000    $     66,000    $     33,000    $     77,000    $    329,000
                             ============    ============    ============    ============    ============

         In evaluating the collectability of our accounts receivable the primary factor is with regards to the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to going to legal collection process and as of June 30, 2007, our receivables do not include any amounts which are in legal collections.

         At June 30, 2007, the Company's contractual allowance balance is $296,000 which is a $202,000 decrease from the balance at December 31, 2006. $231,000 of the decrease resulted from a decrease in gross patient accounts receivable prior to contractual allowances of $487,000 and an increase of $29,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at June 30, 2007 is 47%, compared to 45% at December 31, 2006. For each one percentage point increase in the contractual allowance balance percentage, the Company's net patient service revenue would be decreased by approximately $3,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company's net patient service revenue would increase by approximately $3,000.

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

         Accounting for Expenses in Connection with Stock Option and Warrant
Issuances: In 2006 we began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) "Share-Based Payment." We recognized aggregate stock compensation expense from the amortization of deferred stock compensation related to employees of $118,000 and $34,000, respectively, for the three months ended June 30, 2007 and 2006 and $150,000 and $67,000, respectively, for the six months ended June 30, 2007 and 2006. As of June 30, 2007, there was an aggregate of $330,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.. That cost is expected to be recognized over a weighted-average amortization period of 2.89 years.

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

Results of Operations

         The following discusses and compares our results of operations for the three and six month periods ended June 30, 2007 and 2006.

Revenues

         Our sources of revenues come from net patient service revenue from the PET imaging centers which we own, management fees from the PET imaging centers which we manage pursuant to turnkey license and services agreements, and lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups. Total revenues for the second quarter of 2007 represent a net decrease of approximately $359,000 from the second quarter of 2006 which is the net impact of increases in management fee and lease revenues of $111,000 and $157,000, respectively, and a decrease of $627,000 in net patient service revenues. Total revenues for the first half of 2007 represent a net decrease of approximately $289,000 from the first half of 2006 which is the net impact of increases in management fee and lease revenues of $410,000 and $404,000, respectively, and a decrease of $1,103,000 in net patient service revenues. The following table compares the changes in the revenues and procedures of our imaging centers from the second quarter of 2006 to the second quarter of 2007 and from the first half of 2006 to the first half of 2007:

                                                  Change for Second Quarter                       Change for First Half
                                                        2006 to 2007                                   2006 to 2007
                                       -------------------------------------------    -------------------------------------------
                                         Revenue          Revenue        Procedure      Revenue          Revenue        Procedure
                                        Trend ($'s)       Trend (%)      Trend (%)     Trend ($'s)       Trend (%)      Trend (%)
                                       -------------     ----------     ----------    -------------     ----------     ----------
PET Imaging Center Location
Imaging Centers that we Directly Own:
 Wichita, Kansas                       $    (271,000)           (63%)          (35%)  $    (427,000)           (55%)          (31%)
 Parsippany, New Jersey                     (356,000)           (57%)          (38%)       (676,000)           (56%)          (35%)
                                       -------------                                  -------------
                                            (627,000)           (59%)          (37%)     (1,103,000)           (56%)          (34%)
                                       -------------                                  -------------

Imaging Centers that we Manage:
 Rockville Centre, New York                   95,000             23%            51%         171,000             19%            31%
 Hialeah, Florida                           (136,000)           (44%)          (27%)       (318,000)           (46%)          (25%)
 Forest Hills, New York                      (87,000)           (23%)            4%         (99,000)           (14%)           20%
 East Setauket, New York (a)                  34,000             18%            24%         220,000            102%            69%
 Jacksonville, Florida (b)                   197,000            372%           251%         428,000            808%           612%
 Tamarac, Florida (c)                          8,000            n/a            n/a            8,000            n/a            n/a
                                       -------------                                  -------------
                                             111,000              8%            24%         410,000             16%            30%
                                       -------------                                  -------------
Lease Revenues:
 Jacksonville, Florida (b) (d)               157,000            365%           n/a          404,000            940%           n/a
                                       -------------                                  -------------

  Total net change                     $    (359,000)           (14%)            4%   $    (289,000)            (6%)            8%
                                       =============                                  =============

(a)  Commenced operations in February 2006.
(b)  Commenced operations in June 2006.
(c)  Commenced operations in June 2007, no comparative data.
(d)  Non-procedure based revenue stream.


         Net patient service revenues are generated by the PET imaging centers that we directly own. The decrease in net patient services revenues from the second quarter of 2006 to the second quarter of 2007 and the first half of 2006 to the first six months of 2007 is attributed to a downward trend in the number of outpatient medical diagnostic imaging procedures performed by such PET imaging centers and a decrease in Medicare reimbursement rates for such procedures. The rate of decrease in revenues was greater than the rate of decrease in procedure volume due to a decline in the rate of reimbursements that we receive for performing Medicare related outpatient medical diagnostic imaging procedures. The following table presents insurance carriers who represent 10% or more of total net patient service revenues.


                                        Second Quarter                            First Half
                             ---------------------------------         ---------------------------------
                                 2007                 2006                 2007                 2006
                             ------------         ------------         ------------         ------------
Medicare                     $    140,000    33%  $    565,000    53%  $    311,000    35%  $  1,045,000    53%
Blue Cross/Blue Shield       $    134,000    31%  $    210,000    20%  $    255,000    29%  $    391,000    20%

         Management fee revenue is generated by PET imaging centers which we manage. The net increase in management fee revenues from the second quarter of 2006 to the second quarter of 2007 and from the first half of 2006 to the first half of 2007 is attributed to the net effect of (i) an increase from the commencement of operations in June 2007 of the PET imaging center we manage in Tamarac, Florida; (ii) an increase from the commencement of operations in June 2006 of the PET imaging center we manage in Jacksonville, Florida; (iii) an increase from the commencement of operations in February 2006 of the PET imaging center we manage in East Setauket, New York; (iv) a net increase in procedures performed by the managed PET imaging centers that were operational for full comparative periods; and, (v) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures. For the three months ended June 30, 2007, five customers accounted for 35%, 20%, 17%, 15% and 12% of management fee revenues. For the six months ended June 30, 2007, five customers accounted for 36%, 21%, 16%, 15% and 12% of management fee revenues. For the three months ended June 30, 2006, four customers accounted for 31%, 28%, 23% and 14% of management fee revenues. For the six months ended June 30, 2006, three customers accounted for 35%, 28% and 26% of management fee revenues.

         Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida; which became operational in June 2006 and substantially all of its lease revenue for the second quarter and first half of 2007 was an increase from the comparative periods. For the three months ended June 30, 2007, three customers accounted for 50%, 27% and 24% of lease revenue. For the six months ended June 30, 2007, the same three customers accounted for 44%, 24% and 26% of lease revenue. For the three and six months ended June 30, 2006, two customers accounted for 71% and 29% of lease revenue.

         Our PET imaging center in Tamarac, Florida became operational in June of 2007 and therefore all of its revenue and imaging procedure volume for the second quarter and first half of 2007 was an increase from the comparative periods. Our PET imaging center in Jacksonville, Florida became operational in June of 2006 and substantially all of its revenue and imaging procedure volume for the second quarter and first half of 2007 was an increase from the comparative periods. Our PET imaging center in East Setauket, New York, did not begin generating revenues until February 2006 and accordingly all of management fees and imaging procedure volume for the first half of 2007 were greater than for the first half of 2006.

         In total, the increase in the number of outpatient medical diagnostic imaging procedures performed by our Tamarac, Florida, Jacksonville, Florida and East Setauket, New York PET imaging centers was greater than the net decrease in imaging procedures performed by our PET imaging centers that were operational for full comparative periods. The imaging procedure volume at our PET imaging centers that have PET imaging equipment, located in Wichita, Kansas, Hialeah, Florida and Parsippany, New Jersey, decreased due to increased competition from imaging centers that have PET/CT equipment considered by industry experts to be a superior technology over stand-alone PET imaging systems. The imaging procedure volume at our PET imaging center located in Forest Hills, New York, increased due to increased marketing efforts. The imaging procedure volume for our PET imaging center located in Rockville Centre, New York increased due to the marketing of its new PET/CT imaging equipment installed in the third quarter of 2006 to augment its stand-alone PET imaging system.

         The amount of revenue received for each imaging procedure we perform for Medicare patients has decreased significantly due to the DRA, which was passed by Congress in February 2006 and became effective January 1, 2007. The DRA materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients which has had a material adverse effect on our ability to generate positive cash flow and will continue to have a material adverse effect and negatively impact our ability to establish or acquire future PET imaging centers. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In light of such legislation, we are currently evaluating the criteria and structure of our PET imaging centers which may require material changes to comply with any such legislation and to enable such centers to achieve and sustain positive cash flow and profitability. We cannot guarantee that these or similar initiatives will not be adopted in the future or, if so, that we will be successful in restructuring our current PET imaging centers or be able to achieve positive cash flow or profitability in view of any such new requirements. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues, cash flow and financial results. Because we have many fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower procedure volumes per PET imaging center will significantly adversely affect our business.

         On November 1, 2006, the Centers for Medicare and Medicaid Services ("CMS") issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The HOPPS rate for PET scans was reduced from the 2006 rate of $1,150 per scan to $855 per scan effective January 1, 2007. The HOPPS rate for PET/CT scans was reduced from the 2006 rate of $1,250 per scan to $950 per scan effective January 1, 2007. In 2006 we billed directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively.

         For both the second quarter and first half of 2007, we estimate that approximately 32% of our revenue was billed directly to the Medicare program, which has decreased from approximately 38% for the second quarter of 2006 and 39% for the first half of 2006. If the DRA had been in effect for the second quarter and first half of 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and therefore increased our net loss by $1,063,000 and $1,540,000, respectively.

Operating Expenses

         Consolidated operating expenses when comparing the second quarter of 2007 to the second quarter of 2006 increased by $447,000, or 16%, of which $85,000 was increased expenses of our PET imaging centers and $363,000 was increased corporate expenses. Consolidated operating expenses when comparing the first half of 2007 to the first half of 2006 increased by $1,062,000, or 20%, of which $442,000 was increased expenses of our PET imaging centers and $622,000 was increased corporate expenses.

         The most significant increase in the operating expenses of our PET imaging centers is attributed to those centers that were operational for all of the second quarter and first half of 2007 but were not operational or were only operational for a portion of the second quarter and first half of 2006. Our PET imaging center located in East Setauket, New York became operational in February 2006 and accounted for $56,000 and $138,000, respectively, of the increase in operating expenses for the 2007 second quarter and first six month periods. Our PET imaging center located in Jacksonville, Florida became operational in June 2006 and accounted for $133,000 and $464,000, respectively, of the increase in operating expenses for the 2007 second quarter and first six month periods. The operating expenses of our PET imaging centers that were operational for all of the second quarter and first half of 2007 and 2006 decreased by $263,000 and $354,000 for the respective second quarter and first half of 2007, consisting primarily of variable costs which vary relative to increases or decreases in procedure volumes. Additionally, we incurred $159,000 and $194,000 for the respective second quarter and first six month periods of 2007 of expenses related to the PET imaging center in Tamarac, Florida which became operational in June 2007. To the extent that the reimbursement rates we receive for imaging procedures decrease in future periods, our fixed and variable costs will represent a more significant percentage of our revenues.

         Corporate operating expenses increased by $363,000 and $622,000, respectively, from the second quarters of 2006 to 2007 and the first half 2006 to 2007, due primarily to an increase in depreciation expense of $146,000 and $348,000, respectively, relating to equipment and leasehold improvements at our PET imaging centers in East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida, and the addition of a new PET/CT imaging system to our PET imaging center in Rockville Centre, New York. Corporate salaries and related compensation costs increased by $149,000 and $180,000, respectively, from the second quarters of 2006 to 2007 and the first half 2006 to 2007, due to the addition of a director of information technology, marketing and administrative personnel and increased non-cash stock compensation charges. During the second quarter and first half of 2007, a one time non-cash charge of $86,000 was included in corporate operating expenses from the grant of a stock option to purchase 75,000 shares of common stock to each of Mr. Mahoney, our Chief Financial Officer and one other employee. Additionally, on June 29, 2007 we terminated a consulting agreement with a consultant who was providing certain investor and financial relations services and on June 30, 2007 we expensed $40,000 of previously unamortized deferred compensation related to such consulting agreement. On July 2, 2007, we issued an option to purchase 275,000 shares of common stock and a warrant to purchase 225,000 shares of common stock to Mr. Lipstein, our new Chief Executive Officer, and a warrant to purchase 25,000 shares of common stock to Dr. Katz, a new appointment to our Board of Directors. The options and warrants issued to Mr. Lipstein and Dr. Katz have an aggregate fair value approximating of $355,000 of which $125,000 will be charged to operating expenses during the second half of 2007.

         Our operating expenses as a percentage of revenues will be greater in future periods due to the decreased Medicare reimbursement rates caused by the passage of the DRA.

Interest Expense

         Interest expense increased $70,000 when comparing the second quarter of 2007 to the second quarter of 2006 and increased $200,000 when comparing the first half of 2007 to the first half of 2006. The primary increase in interest expense relates to the interest expense being incurred on: (i) the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida, which commenced operations in February 2007 and June 2006, respectively; (ii) the 2007 financing of the new PET/CT imaging system for our PET imaging center in Rockville Centre, New York; and (iii) the debt financings relating to our PET imaging centers in Tamarac, Florida, which commenced operations in June 2007.

Investments Accounted for Under the Equity Method

         In July 2006 we sold our limited partnership interest in Trident Growth Fund L.P. for $2,570,000 and recorded a loss on sale of $14,000 at the time of the sale. On August 13, 2007, we executed an amendment to the agreement to sell our interest in Trident Growth Fund L.P. whereby we agreed to reduce the sales price by approximately $986,000 in exchange for an acceleration of the remaining payments owed to us. As a result of the amendment, on August 13, 2007 we incurred a charge of approximately $986,000, received a payment of $775,000 and pursuant to the terms of the agreement, expect to receive a final payment of $225,000 on or before October 31, 2007. Our share of losses related to our limited partnership investment in Trident Growth Fund L.P. was $28,000 and $35,000 for the respective 2006 second quarter and first six month period.

Minority Interests

         The income of our PET imaging centers that is allocable to the minority members of our PET imaging centers for the second quarter of 2007 and 2006 was $27,000 and $61,000, respectively, and for the first half of 2007 and 2006 was $44,000 and $204,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and East Setauket, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%. For the second quarter and first half of 2006, the minority interest ownership of Hialeah and Morris was 49% each which were reduced to 22% and 11%, respectively, for the second quarter and first half of 2007.

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

         In order to comply with the Stark II provisions, we acquired the ownership interests from any such referring physicians for our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of Hialeah Management from referring physician owners pursuant to which Hialeah Management issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership units ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and as of June 30, 2007, we own 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of Morris Management from referring physician owners pursuant to which Morris Management issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership units ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240).

Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to other existing minority interest holders and as of June 30, 2007, we own 89% of Morris Management. Our acquisition of such minority interest ownerships resulted in a one time extraordinary gain on acquisition of $88,000 for the first half of 2007. Both the notes issued to acquire the Hialeah Management and Morris Management minority interest ownerships accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, due on each anniversary date (January 1) of the notes.

Financial Condition - Liquidity and Capital Resources

         At June 30, 2007, we had a working capital deficiency of $4,043,000 compared to $2,139,000 at December 31, 2006. The working capital deficiency includes $2,212,000 of notes payable and $1,846,000 of capitalized lease obligations which were classified as current liabilities because we were not in compliance with our debt covenant relating to debt to tangible net worth ratio not exceeding three to one.

         If we were in compliance, such amounts would have been classified as long-term debt and we would have had working capital of $15,000.

         The following table details changes in components of working capital during the first half of 2007.

                                                         June 30,       December 31,
                                                           2007            2006             Change
                                                      -------------    -------------    -------------
Cash                                                  $   1,046,000    $   2,748,000    $  (1,702,000)
Patients account receivable, net                            329,000          614,000         (285,000)
Lease receivables                                           123,000          129,000           (6,000)
Management fees receivable - related parties              1,838,000        1,680,000          158,000
Other receivable - related party                                 --           17,000          (17,000)
Note receivable                                             486,000          486,000               --
Accrued interest, note receivable                           107,000           52,000           55,000
Other current assets                                        175,000          273,000          (98,000)
Accounts payable                                         (1,234,000)      (1,073,000)        (161,000)
Accounts payable - related parties                         (386,000)        (344,000)         (42,000)
Deferred interest on subordinated notes payable              (6,000)         (40,000)          34,000
Other current liabilities                                  (595,000)        (462,000)        (133,000)
Current portion of subordinated notes payable               (16,000)        (123,000)         107,000
Current portion of notes payable                         (3,006,000)      (3,266,000)         260,000
Current portion of capitalized lease obligations         (2,904,000)      (2,830,000)         (74,000)
                                                      -------------    -------------    -------------
Working Capital Deficiency                            $  (4,043,000)   $  (2,139,000)   $  (1,904,000)
                                                      =============    =============    =============

         Our primary underlying drivers for cash inflows include new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

         Our primary source of working capital during the first half of 2007 was $2,190,000 of proceeds from notes payable related to the equipment and leasehold improvements at our PET imaging center located in Tamarac, Florida and $144,000 from the utilization of related construction deposits compared to $811,000 during the first half of 2006.

         During the first half of 2007, we used $1,101,000 of working capital for our operations compared to $68,000 provided from operations for the first half of 2006. Other uses of working capital during the first half of 2007 included $856,000 of loan and capital lease payments, as compared to $805,000 for the first half of 2006, and $2,268,000 for capital expenditures and construction and equipment deposits, as compared to $872,000 for the first half of 2006. Additionally, in the first half of 2007 we paid $141,000 in distributions to a minority interest investor compared to $355,000 in distributions to minority interest investors during the first half of 2006.

         As of June 30, 2007, our working capital includes $329,000 of net patient accounts receivable of which $130,000, or 38% of patient accounts receivable, were due from Medicare and $58,000, or 17% of patient accounts receivable, were due from Blue Cross/Blue Shield, $1,838,000 of management fees of which 31%, 21%, 19%, 15% and 14% is due from five related party customers, and $123,000 of lease receivables of which, 43%, 23%, 20% and 14%, respectively, was due from four physician groups.

         Effective July 11, 2006, we sold our interest in Trident Growth Fund L.P to Trident Advisors for $2,570,000 which was comprised of a $625,000 cash payment and a $1,945,000 four year secured promissory note. As of June 30, 2007, the current portion of the note approximated $486,000 and the long-term portion was $1,459,000. Payments under the note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident Growth Fund L.P. each year, plus accrued interest. On August 13, 2007, in order to accelerate the timing in which we received funds, we executed an amendment to the sale agreement whereby the sales price was reduced by approximately $986,000 in exchange for an acceleration of the remaining payments owed on the note receivable. As a result of the amendment, on August 13, 2007 we received a payment of $775,000 and will receive a final payment of $225,000 on or before October 31, 2007.

         On May 14, 2001, we purchased Premier PET Imaging International, Inc. ("Premier") through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002 we agreed to provide up to an additional $1 million of our working capital to fund Premier's operating activities. As of June 30, 2007, $1,892,000 has been advanced. In the near future, the Company may be required to advance additional working capital to fund the operations of Premier and its PET imaging centers, in excess of the $2,000,000 previously committed.

         We currently operate eight PET imaging centers. Each new PET imaging center requires the acquisition of PET imaging equipment and systems. All of the PET imaging equipment and systems require service and maintenance. The PET imaging equipment for our Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida PET imaging centers are covered by maintenance agreements with General Electric. Effective April 1, 2007, General Electric reduced the maintenance fees for such maintenance agreements from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center is under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center will be under warranty until one year after we accept such equipment and we did not incur maintenance fees for these PET imaging centers during the first quarter of 2007. The potential annual savings under these restructured maintenance agreements are estimated at $288,000 for all four locations. The PET imaging equipment for our PET imaging centers located in Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida are covered by maintenance agreements with Siemens. In March 2007, we met with representatives of Siemens and negotiated to restructure the Siemens maintenance agreements with the understanding that if fee reductions could not be obtained the Siemens maintenance agreements would be cancelled and that future maintenance would be on a time and materials basis. We estimated that converting the Siemens maintenance agreements to time and materials would potentially provide the Company with annual savings of $330,000 less the cost of any repairs to the PET imaging equipment, which historically, has not been significant for the three PET imaging centers covered by the Siemens maintenance agreements. On June 18, 2007, the Company received a letter from Siemens indicating that the Company could not unilaterally cancel the agreements and convert them to a time and materials basis. As a result, the Company will not realize the $330,000 annual cost savings as previously anticipated. The maintenance contract for our Wichita, Kansas PET imaging center is a pay as you go contract based on time and materials incurred. The premises in which the centers conduct their operations are leased and as of June 30, 2007 our premises lease commitments approximate $50,000 per month.

         Our existing debt service including principal and interest for all of our debt and capital leases, approximates $3,033,000 for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of June 30, 2007 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred by the PET imaging centers in which we have an ownership interest. The PET imaging equipment for our PET imagining centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI. In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, we executed addendums to such loan agreements with US Bank resulting in a reduction of debt service for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and an increase of debt service for the years ending December 31, 2009, 2010 and 2011 of $270,000, $1,060,000 and $275,000, respectively. The increase in overall principal and interest payments for the years ending December 31, 2010 and 2011 include principal balloon payments of $854,000 and $273,000, respectively. In connection with the loan modifications, we paid US Bank a fee of $21,000.

         We believe our existing working capital as of June 30, 2007, which includes a cash balance of $1,046,000, along with the $775,000 August 2007 payment received from Trident Advisors provides us with necessary working capital to meet our current working capital needs into the first quarter of 2008, provided that, among other things, (i) our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants and (ii) we do not experience a decrease in procedure volumes. Because of the impact of the DRA and the current negative volume trend at half of our PET imaging centers, it will be difficult for our existing PET imaging centers to establish and maintain a trend of generating working capital from their operations and as a result we believe that we need to raise significant additional capital and to that end, in July 2007, we restructured our executive management. As a result of such restructuring, the Company put in place a new Board of Directros and installed Mr. Lipstein as our new President and Chief Executive Officer to, among other things, assist us to raise additional capital to support our general working capital needs. There can be no assurance that our restructuring efforts will be successful.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

         The exhibits listed below as filed as part of this Quarterly Report for the period ended June 30, 2007.

10.1 Amendment dated July 3, 2007 to the Executive Employment Agreement dated as of May 25, 2001 by and between The Sagemark Companies Ltd. and Theodore B. Shapiro. (Filed with the Securities and Exchange Commission on July 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.2 Mutual Release and Covenant Not to Sue dated July 2, 2007 by and between The Sagemark Companies Ltd. and Theodore B. Shapiro. (Filed with the Securities and Exchange Commission on July 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.3 Amendment dated July 2, 2007 to the Executive Employment Agreement dated as of May 21, 2001 by and between Premier P.E.T. Imaging International Ltd. and Dr. Stephen A. Schulman. (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.4 Mutual Release and Covenant Not to Sue dated July 2, 2007 between The Sagemark Companies Ltd. and Dr. Stephen A. Schulman. (Filed with the Securities and Exchange Commission on July 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.5 Promissory Note dated July 2, 2007 issued by The Sagemark Companies Ltd. to Robert L. Blessey, Esq. in connection with legal fees owed to him. (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.6 Mutual Release and Covenant Not to Sue dated July 2, 2007 by and between The Sagemark Companies Ltd. and Robert L. Blessey. (Filed with the Securities and Exchange Commission on July 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.7 Mutual Release and Covenant Not to Sue dated July 2, 2007 by and between The Sagemark Companies Ltd. and Edward D. Bright. (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.8 Settlement and Release Agreement dated August 13, 2007 by and between The Sagemark Companies Ltd. and Trident Advisors, Inc.

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


                                       The Sagemark Companies Ltd.


August 17, 2007                        /s/ RONALD LIPSTEIN
                                       -----------------------------------------
                                       Ronald Lipstein
                                       Chief Executive Officer,
                                       President and Director


August 17, 2007                        /s/ GEORGE W. MAHONEY
                                       -----------------------------------------
                                       George W. Mahoney
                                       Chief Financial Officer