Form 10QSB
period 2007-09-30
SAGEMARK COMPANIES LTD
filed 2007-11-16
CIK 89041

U.S. Securities and Exchange Commission
Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 16, 2007, the registrant had 7,661,503 shares of its par value $.01 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

The Sagemark Companies Ltd. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Report of Independent Registered Public Accounting Firm	3

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	4-5

Unaudited Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2007 and 2006	6

Unaudited Consolidated Balance Sheet as of September 30, 2007	7

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	8-9

Notes to Unaudited Consolidated Financial Statements	10-23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-37

Item 3. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 6. Exhibits	38-39

Signatures	40

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Sagemark Companies Ltd.
New York, New York

We have reviewed the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries as of September 30, 2007 and the related consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the unaudited consolidated financial statements; (1) the Company has continuing recurring losses, (2) the Company is experiencing minimal volume growth in the number of outpatient medical diagnostic imaging procedures performed by its PET imaging centers, (3) on January 1, 2007 the Federal Deficit Reduction Act of 2005 became effective and has materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on patients and has had a material effect on the Company’s ability to generate positive cash flow and will have a negative impact on future revenues from the Company’s existing PET imaging centers, (4) the Company is not in compliance with certain loan covenants required by some of its capital lease and loan agreements, and (5) the Company has a working capital deficiency as of September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as of September 30, 2007 regarding these matters are also described in Note 2. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOORE STEPHENS, P. C.
Certified Public Accountants

Cranford, New Jersey
November 14, 2007

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2 0 0 7	2 0 0 6	2 0 0 7	2 0 0 6

Revenues:
Net patient service revenue	$355,000	$1,033,000	$1,239,000	$3,020,000
Lease revenue	196,000	212,000	643,000	255,000
Management fees – related parties	1,472,000	1,670,000	4,466,000	4,253,000

Total Revenues	2,023,000	2,915,000	6,348,000	7,528,000

Operating Expenses:
Patient service costs and expenses, FDG and ammonia	286,000	281,000	885,000	823,000
Patient service costs and expenses - related party	4,000	6,000	15,000	22,000
Patient service costs and expenses, other	137,000	118,000	462,000	298,000
Radiology expense	12,000	5,000	51,000	86,000
Radiology expense – related parties	37,000	104,000	158,000	333,000
Professional liability insurance – related party	7,000	7,000	20,000	20,000
Equipment maintenance	193,000	162,000	525,000	478,000
Professional fees	75,000	63,000	264,000	209,000
Legal fees - related party	84,000	77,000	272,000	247,000
Billing and collection fees - related party	—	28,000	3,000	81,000
Salaries, payroll taxes and fringe benefits	717,000	596,000	2,227,000	1,731,000
Stock based compensation expense - employees	104,000	34,000	254,000	101,000
Consulting fees	—	25,000	81,000	34,000
Consulting fees - related party	13,000	15,000	43,000	45,000
Rent expense - related parties	41,000	60,000	123,000	141,000
Marketing fees – related parties	84,000	90,000	251,000	248,000
General and administrative expenses	683,000	611,000	2,031,000	1,742,000
General and administrative expenses – related party	12,000	6,000	32,000	14,000
Bad debt expense	15,000	13,000	25,000	13,000
Goodwill impairment	2,734,000	—	2,734,000	—
Depreciation and amortization	653,000	532,000	1,809,000	1,478,000

Total Operating Expenses	5,891,000	2,833,000	12,265,000	8,144,000

Income (Loss) From Operations	(3,868,000)	82,000	(5,917,000)	(616,000)

Interest Expense	(322,000)	(251,000)	(901,000)	(630,000)

Loss on Sale of Investment in Unconsolidated Affiliate	(986,000)	(14,000)	(986,000)	(14,000)

Other Income	1,000	—	94,000	—

Impairment Loss on Available for Sale Securities	—	—	(48,000)	—

Interest Income - Investments	11,000	43,000	81,000	78,000

Loss From Operations Before Share of Loss of Unconsolidated Affiliate and Minority Interest in Income of Subsidiaries	(5,164,000)	(140,000)	(7,677,000)	(1,182,000)

Share of Loss of Unconsolidated Affiliates	(38,000)	—	(38,000)	(28,000)

Minority Interest in Income of Subsidiaries	(29,000)	(104,000)	(73,000)	(307,000)

Loss Before Income Tax Provision - Forward	$(5,231,000)	$(244,000)	$(7,788,000)	$(1,517,000)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2 0 0 7	2 0 0 6	2 0 0 7	2 0 0 6

Loss Before Income Tax Provision - Forwarded	$(5,231,000)	$(244,000)	$(7,788,000)	$(1,517,000)

Income Tax Provision	(21,000)	(8,000)	(47,000)	(18,000)

Loss Before Extraordinary Gain	(5,252,000)	(252,000)	(7,835,000)	(1,535,000)

Extraordinary Gain from Acquisition of Minority Interest Equity	—	—	88,000	—

Net Loss	$(5,252,000)	$(252,000)	$(7,747,000)	$(1,535,000)

Basic and Diluted Loss Per Common Share:
Loss Before Extraordinary Gain	$(0.69)	$(0.03)	$(1.02)	$(0.20)
Extraordinary Gain	—	—	0.01	—
Net Loss	$(0.69)	$(0.03)	$(1.01)	$(0.20)

Weighted Average Number of Common Shares	7,661,503	7,661,503	7,661,503	7,628,316

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30,		September 30,
	2 0 0 7	2 0 0 6	2 0 0 7	2 0 0 6

Net Loss	$(5,252,000)	$(252,000)	$(7,747,000)	$(1,535,000)

Other Comprehensive Income (Expense):
Reclassification for permanent impairment on available for sale securities	—	—	48,000	—
Unrealized holding gains (losses) on available for sale securities	1,000	—	2,000	(1,000)

Comprehensive Loss	$(5,251,000)	$(252,000)	$(7,697,000)	$(1,536,000)

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

September 30, 2 0 0 7
Assets:
Current Assets:
Cash	$659,000
Patient accounts receivable, net	219,000
Lease receivables	108,000
Management fees receivable – related parties	2,057,000
Note receivable	225,000
Marketable securities	4,000
Other current assets	388,000
Total Current Assets	3,660,000

Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements - net	5,248,000
Equipment held under capitalized lease obligations - net	5,902,000
Total Fixed Assets	11,150,000

Other Assets:
Goodwill	2,077,000
Security deposit – related party	11,000
Other assets	470,000
Total Other Assets	2,558,000

Total Assets	$17,368,000

Liabilities and Capital Deficiency:
Current Liabilities:
Accounts payable	$1,386,000
Accounts payable - related parties	147,000
Accrued payroll and benefits	99,000
Accrued dividends	44,000
Other accrued expenses	178,000
Notes payable – related party	272,000
Current portion of notes payable	3,107,000
Current portion of capitalized lease obligations	2,847,000
Current portion of subordinated notes payable	16,000
Current portion of deferred interest on subordinated notes payable	7,000
Total Current Liabilities	8,103,000

Long-Term Debt:
Notes payable, net of current portion	3,356,000
Capitalized lease obligations, net of current portion	4,165,000
Subordinated notes payable	172,000
Deferred interest on subordinated notes payable	82,000
Total Long-Term Debt	7,775,000

Minority Interest	1,550,000

Commitments and Contingencies

Capital Deficiency:
Preferred stock, par value $1.00 per share	3,000
Common stock, par value $.01 per share, (25,000,000 shares authorized; 8,008,261 shares issued; and, 7,661,503 shares outstanding)	80,000
Additional paid-in capital, common stock	72,759,000
Accumulated deficit	(71,217,000)
Cumulative other comprehensive income	1,000
Less: Common stock (346,758 shares) in treasury at cost	(1,686,000)
Total Capital Deficiency	(60,000)

Total Liabilities and Capital Deficiency	$17,368,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2 0 0 7	2 0 0 6
Cash Flows - Operating Activities
Loss before extraordinary gain	$(7,835,000)	$(1,535,000)
Extraordinary gain	88,000	—
	(7,747,000)	(1,535,000)
Adjustments to reconcile net loss to net cash - Operating Activities:
Depreciation and amortization	1,809,000	1,478,000
Goodwill impairment	2,734,000	—
Share of loss (earnings) of unconsolidated affiliates	38,000	28,000
Stock-based compensation expense, employees	254,000	101,000
Stock-based compensation expense, consulting fees	62,000	15,000
Gain on acquisition of minority interest equity	(88,000)	—
Impairment loss on available for sale securities	48,000	—
Loss on sale of investment in unconsolidated affiliate	986,000	14,000
Minority interest in income of subsidiaries	73,000	307,000
Interest paid-in kind	87,000	162,000
Bad debt expense	25,000	—
Other operating adjustments	(56,000)	—
Change in assets and liabilities:
Restricted cash	—	172,000
Patient accounts receivable, net	370,000	(218,000)
Lease receivables	21,000	(103,000)
Other receivable - related party	17,000	(92,000)
Management fees receivable - related parties	(377,000)	(629,000)
Accrued interest, note receivable	(64,000)	(25,000)
Other current assets	(116,000)	(244,000)
Accounts payable	313,000	528,000
Accounts payable - related parties	75,000	(152,000)
Accrued payroll and benefits	106,000	103,000
Other accrued expense	81,000	37,000
Accrued interest, notes payable	10,000	7,000
Deferred interest on subordinated debt	14,000	31,000
Net Cash – Operating Activities	(1,325,000)	(15,000)

Cash Flows - Investing Activities
Purchased fixed assets	(2,442,000)	(1,085,000)
Investment in unconsolidated affiliate	(5,000)	—
Loan to unconsolidated affiliate	(127,000)	—
Collections on notes receivable	850,000	—
Sale of investment in unconsolidated affiliate	—	625,000
Other assets, construction & equipment deposits	213,000	(34,000)
Net Cash - Investing Activities	(1,511,000)	(494,000)

Cash Flows - Financing Activities
Loan proceeds	2,196,000	1,070,000
Payments on notes payable	(624,000)	(1,021,000)
Payments on capital lease obligations	(607,000)	(288,000)
Financing costs	(21,000)	—
Proceeds from subsidiaries equity financing	—	(132,000)
Transfer subsidiary equity financing proceeds to operations	—	(40,000)
Distributions to minority interest investors	—	(205,000)
Distributions to minority interest investors - related parties	(197,000)	(234,000)
Net Cash - Financing Activities	747,000	(850,000)
Net Change in Cash	(2,089,000)	(1,359,000)
Cash - Beginning of Period	2,748,000	4,494,000
Cash - End of Period	$659,000	$3,135,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$790,000	$431,000
Income taxes	$47,000	$18,000

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplementary Disclosures of Non-Cash Investing and Financing Activities:

Nine Months Ended September 30, 2007

Effective January 1, 2007, Hialeah PET Management LLC (“Hialeah Management”) purchased 35% of Hialeah Management and Morris County PET Management LLC (“Morris Management”) purchased 42.5% of Morris Management pursuant to agreements with certain physician owners pursuant to which Hialeah Management and Morris Management issued notes payable aggregating approximately $229,000 to the selling physician owners in exchange for their ownership units ($8,000), subordinated notes payable ($229,000) and deferred interest payable ($80,000). The transactions resulted in a one time non-cash extraordinary gain of $88,000.

Robert L. Blessey is the Company’s general counsel and in connection therewith, was owed $272,000 for legal services provided to the Company through July 2, 2007, the date of his resignation from the Board of Directors. On July 2, 2007, the Company issued to Mr. Blessey a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008, which resulted in a non-cash addition to current notes payable and a non-cash decrease in accounts payable - related party.

On July 2, 2007, the Company’s Board of Directors ratified a plan to restructure the Company’s management. In connection with such restructuring, Theodore B. Shapiro, the Company’s Vice-President and former Chief Executive Officer, and Stephen A. Schulman, MD, the Vice President of the Company’s wholly owned subsidiary, Premier Imaging International, Inc., waived an aggregate of $338,000 of accrued and unpaid compensation which resulted in a non-cash increase to additional paid-in capital and a non-cash decrease in accrued payroll.

Nine Months Ended September 30, 2006

In February 2006, the Company entered into a capital lease obligation having an aggregate net present value of $1,890,000 resulting in a non-cash increase in fixed assets.

In May 2006, the Company entered into a capital lease obligation having an aggregate net present value of $2,072,000 resulting in a non-cash increase in fixed assets.

In June 2006, pursuant to a Consulting Agreement between the Company and a consultant, the Company issued to the consultant a warrant to purchase 60,000 unregistered shares of its Common Stock exercisable at $4.00 per share, which was greater than the fair market value of $1.30 per share, on the date of issuance. Using the Black-Scholes option valuation formula, the warrant was valued at $9,000, representing deferred compensation expense which is reported as a separate component of shareholders’ equity, and is being amortized over twenty-four months, the term of the Consulting Agreement. In addition, the Company issued to such Consultant 60,000 unregistered shares of the Company’s common stock and recorded $78,000 of deferred compensation which is reported as a separate component of shareholders’ equity, and is being amortized over the twenty-four month term of the Consulting Agreement. The Consulting Agreement was cancelled on June 29, 2007 on which date the $40,000 of remaining unamortized deferred compensation expense related to the Consulting Agreement was expensed.

In July 2006, The Company sold its limited partnership interest in an unconsolidated affiliate, Trident Growth Fund LP. The total sales price was $2,570,000, which included an interest bearing promissory note receivable in the amount of $1,945,000. Of such amount, $486,000 is classified in current assets and $1,459,000 is classified in other assets.

The Accompanying Notes are an Integral Part of the Unaudited Consolidated Financial Statements

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of The Sagemark Companies Ltd. ("Sagemark" or the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

(2) Going Concern and Management’s Plan

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $5,252,000 and $7,747,000, respectively, for the three and nine month periods ended September 30, 2007 (including a goodwill impairment charge of $2,734,000 and a loss on sale of investment in an unconsolidated affiliate of $986,000 in both periods) and net losses of $1,815,000 and $1,822,000, respectively, for the years ended December 31, 2006 and 2005. The Company is experiencing minimal volume growth in the number of outpatient medical diagnostic imaging procedures performed at its PET imaging centers. As of September 30, 2007, the Company had a working capital deficiency of $4,443,000 including $2,097,000 of notes payable and $1,773,000 of capitalized lease obligations which were classified as current liabilities because the Company was not in compliance with a debt covenant requiring a tangible net worth ratio not to be in excess of three to one. Additionally, on January 1, 2007 the Federal Deficit Reduction Act of 2005 (“DRA”) became effective and has materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients which has had a material adverse effect on the Company’s ability to generate positive cash flow and will have a negative impact on future revenues from the Company’s PET imaging centers. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

In July 2007, the Company restructured its executive management in an effort to position the Company to raise capital to support its ongoing operations. As a result of such restructuring, the Company installed a new President and Chief Executive Officer and a new Board of Directors.

During 2007, the Company has implemented certain initiatives to reduce operating costs and debt service, which include: (i) the restructuring of certain existing financing agreements; (ii) negotiated lower rates for the cost of maintenance on certain of its PET/CT imaging equipment; (iii) negotiated reductions in the amounts it will pay pursuant to radiology service agreements and reduced the radiology reading fees paid to its Chief Medical Officer; and, (iv) implemented staff reductions.

In addition to its cash saving measures, the Company anticipates that it will need to: (i) substantially revamp and improve its marketing efforts to effect sustained growth in procedure volume; (ii) negotiate with its creditors to restructure and further reduce its existing debt service; (iii) continue its efforts to cut operating costs; and, (iv) raise additional funds for general working capital needs.

Additionally, management has pursued the development of a radiation therapy initiative that it believes will create an additional revenue source for the Company and has established Premier Oncology, Inc. (“Premier Oncology”) a wholly owned subsidiary, through which the Company plans to develop state-of-the-art cancer treatment centers featuring advanced radiation therapy systems and equipment (See Note 9).

There can be no assurance that management’s plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) Goodwill Impairment

On May 14, 2001, the Company acquired all of the stock of Premier P.E.T. Imaging International, Inc. (“Premier”) and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of its common stock pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to earn an aggregate of 1,415,000 additional shares of the Company's common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004 the Company issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and was recorded on the balance sheet as goodwill. The Company evaluates the recoverability and measures the potential impairment of its goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. As of September 30, 2007, the Company evaluated its Goodwill for impairment based on the value of its existing operations and as a result of such evaluation has recorded an impairment charge of $2,734,000.

(4) Board of Directors and Management Restructuring

On July 2, 2007, the Company’s Board of Directors ratified a plan to restructure the Company’s management. Such management restructuring included the following:

•	The resignation from the Board of Directors of Theodore B. Shapiro, Edward D. Bright, Stephen A. Schulman, MD, and Robert Blessey, then constituting the entire Board.
•
The appointment to the Board of Directors of Ron Lipstein and Steven Katz, Ph.D., and the agreement to appoint a designee of Joseph Stevens & Co., the placement agent for the Company’s most recent private placements. As of November 16, 2007, Joseph Stevens & Co. has not designated an appointment to the Board of Directors.

•	The appointment of Mr. Lipstein as President and Chief Executive Officer of the Company and its subsidiaries.
•	An amendment to Mr. Shapiro’s Executive Employment Agreement pursuant to which he will serve as the Company’s Vice-President
•	An amendment to Dr. Schulman’s Executive Employment Agreement pursuant to which he will serve as the Vice President of the Company’s wholly owned subsidiary, Premier.

Mr. Shapiro was the sole member of the Board of Directors’ audit committee and with his resignation from the Board, the Company was left with no audit committee. The Company has not reconstituted its audit committee.

The terms of Mr. Lipstein’s employment, which currently are for a period to two years, provide him with a monthly salary of $9,500, a monthly auto allowance of $500 and reimbursement of certain out-of-pocket business expenses. In the event the Company obtains additional equity financing of at least $2,500,000, Mr. Lipstein’s salary will increase to $300,000 annually, his auto allowance will increase to $600 per month and he will be entitled to long-term care insurance (with premiums not to exceed $2,100 per year), life insurance (with premiums not to exceed $3,200 per year) and medical and dental benefits. Mr. Lipstein will be entitled to an annual bonus in an amount and based on milestones as determined by the new Board of Directors. Additionally, in the event that the Company raises at least $7,500,000 in additional financing, the Company is required to pay Mr. Lipstein severance compensation of 2.99 times his annual salary if he is terminated without cause.

On July 2, 2007, Mr. Lipstein was granted a five year option to purchase 275,000 shares of the Company’s common stock for $.83 per share which will vest and become exercisable on the date the Company obtains additional equity financing of at least $2,500,000. The option granted to Mr. Lipstein was valued at $186,000 which was charged to expense on a straight-line basis over the option’s requisite service period which the Company has initially estimated to be one year based on an estimate of the period of time in which the underlying performance condition is expected to be met.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2007, Mr. Lipstein was also granted a five year warrant to purchase 225,000 shares of the Company’s common stock for $.83 per share which will vest and become exercisable on the date that the Company opens its tenth cancer care and radiation treatment center. The warrant issued to Mr. Lipstein was valued at $152,000 which was charged to expense on a straight-line basis over the warrant’s requisite service period which the Company has initially estimated to be five years based on an estimate of the period of time in which the performance conditions related to the warrant will be met.

Dr. Katz is entitled to receive annual director fees of $10,000 payable in equal monthly installments and on July 2, 2007 was granted a fully vested warrant to purchase up to 25,000 shares of the Company’s common stock for $.83 per share. The warrant issued to Dr. Katz was valued at $17,000 which was expensed in full on the date of grant, July 2, 2007.

On July 2, 2007, Mr. Shapiro and the Company entered into an amendment to his Executive Employment Agreement, pursuant to which he waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to him through July 2, 2007 (except for any warrants previously issued to him). Mr. Shapiro is entitled to receive reimbursement for his employment related expenses. The term of Mr. Shapiro’s Executive Employment Agreement, as amended, expires on June 30, 2010 and may be terminated by Mr. Shapiro without cause on thirty days notice. On July 2, 2007, Mr. Shapiro’s accrued and unpaid salary of $250,000 was recorded as a contribution to additional paid-in capital and is no longer included in accrued salaries.

On July 2, 2007, Dr. Schulman and the Company entered into an amendment to his Executive Employment Agreement, pursuant to which he waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to him through July 2, 2007 (except for any warrants previously issued to him). Dr. Schulman is entitled to be reimbursed for his employment related expenses. The term of Dr. Schulman’s Executive Employment Agreement, as amended, expires on June 30, 2010 and may be terminated by Dr. Schulman without cause on thirty days notice. On July 2, 2007, Dr. Schulman’s accrued and unpaid salary of $88,000 was recorded as a contribution to additional paid-in capital and is no longer included in accrued salaries.

Mr. Blessey is the Company’s general counsel and in connection therewith, was owed $272,000 for legal services provided to the Company through the date of his resignation from the Board of Directors. On July 2, 2007, the Company issued to Mr. Blessey a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note issued to Mr. Blessey provides for the following prepayment provisions: (i) requires the Company to prepay him $20,000 when the Company receives its next installment on the note receivable due from Trident Advisors; (ii) requires the Company to prepay $20,000 to him upon the Company’s receipt of proceeds from its next sale to investors of equity or debt securities; and, (iii) requires the prepayment of the outstanding balance of the note in the event the Company receives $7,500,000 in proceeds from its next sale to investors of equity or debt securities. As of November 16, 2007, the Company has not paid such $20,000 to Mr. Blessey that was payable to him when the Company received an installment in August 2007 from Trident Advisors, inasmuch Mr. Blessey waived such entitlement. In addition, the note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as general counsel to the Company. The Company has recorded the note payable net of imputed interest approximating $23,000, as calculated using the Company’s estimated incremental borrowing rate of 9.01%.

On July 20, 2007, Elizabeth Longton, the Company’s Vice President of Operations, notified the Company that she did not intend to renew the January 25, 2005 Employment Agreement between her and the Company. In accordance with the terms of the Employment Agreement, either party was entitled to provide notice of intention not to renew the Employment Agreement prior to its January 31, 2008 expiration date. On September 11, 2007, the Company and Ms. Longton entered into a Termination Agreement pursuant to which the Employment Agreement was terminated, effective October 1, 2007. In accordance with the terms of the Termination Agreement, the Company agreed to pay Ms. Longton approximately $50,000, in three equal monthly instalments of approximately $17,000 payable on October 1, November 1 and December 1, 2007, as severance compensation for the earlier termination of the Employment Agreement. Such payments represent a reduction of approximately $70,000 of the approximately $120,000 of the ten months of salary, severance compensation and fringe benefits that would have otherwise been payable to Ms. Longton pursuant to the Employment Agreement if the Termination Agreement had not been entered into between the parties. During the period October 1, 2007 through December 31, 2007, Ms. Longton has agreed to render certain consulting services to the Company and, to the extent such services are requested by the Company and performed by her, the Company will pay Ms. Longton $100 per hour. As of November 16, 2007, the Company has incurred no consulting expenses relating to such agreement with Ms. Longton.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

As of September 30, 2007, the Company has reserved 4,760,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to the Company’s 1999 long-term incentive plan to purchase an aggregate of 1,565,000 shares of common stock at prices ranging from $.76 to $3.91 per share; (ii) warrants issued to employees outside of the Company’s 1999 long-term incentive plan to purchase an aggregate of 250,000 shares of common stock at for $.83 per share; (iii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iv) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (v) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three and nine month periods ended September 30, 2007 and 2006, all of such options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

(b) Stock-based Compensation

The Company recognizes the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) “Share-Based Payment”. The Company recognized aggregate stock compensation expense from the amortization of deferred stock compensation related to employees of $104,000 and $34,000, respectively, for the three months ended September 30, 2007 and 2006 and $254,000 and $101,000, respectively, for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, there was an aggregate of $580,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 2.89 years.

On April 5, 2007, pursuant to the 1999 long-term incentive plan, the Company granted to each of George W. Mahoney, its Chief Financial Officer, and one other non-executive employee, a fully vested option to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the market price on the date of grant) during a term of five years. The fair value of the options on the date of grant, as calculated pursuant to SFAS 123(R) “Share-Based Payments”, approximates $86,000 and was expensed in full on April 5, 2007, the date of grant.

On July 2, 2007, pursuant to the 1999 long-term incentive plan, the Company granted Ron Lipstein, its President and Chief Executive Officer, a five year option to purchase 275,000 shares of the Company’s common stock for $.83 per share which will vest and become exercisable on the date the Company obtains additional equity financing of at least $2,500,000. The fair value of the option granted to Mr. Lipstein, as calculated pursuant to SFAS 123(R) “Share-Based Payments”, approximates $186,000 and is being charged to expense on a straight-line basis over the option’s requisite service period which the Company has initially estimated to be one year based on an estimate of the period of time in which the underlying performance condition is expected to be met.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2007, the Company also granted to Mr. Lipstein a five year warrant to purchase 225,000 shares of the Company’s common stock for $.83 per share which will vest and become exercisable on the date that the Company opens its tenth cancer care and radiation treatment center. The warrant was issued to Mr. Lipstein outside of the 1999 long-term incentive plan and had a fair value, as calculated pursuant to SFAS 123(R) “Share Based Payments”, approximating $152,000 and is being charged to expense on a straight-line basis over the warrant’s requisite service period which the Company has initially estimated to be five years based on an estimate of the period of time in which the performance conditions related to the warrant will be met.

On July 2, 2007, the Company granted to Steven Katz, Ph.D., a member of its Board of Directors, a fully vested warrant to purchase up to 25,000 shares of the Company’s common stock for $.83 per share. The warrant was issued to Dr. Katz outside of the 1999 long-term incentive plan and had a fair value, as calculated pursuant to SFAS 123(R) “Share Based Payments”, approximating at $17,000 which was expensed in full on the date of grant, July 2, 2007.

The following table summarizes the Company’s fixed stock purchase options and warrants as of September 30, 2007.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,165,000	$1.70
Granted	675,000	$0.81
Exercised	—	—
Forfeited	(25,000)	$2.54
Outstanding at September 30, 2007	1,815,000	$1.36
Options exercisable at September 30, 2007	1,215,000	$1.56
Shares subject to the 1999 long-term incentive plan	1,600,000
Shares issued pursuant to the 1999 long-term incentive plan	1,565,000
Shares available for issuance under the 1999 long-term incentive plan	35,000

As of September 30, 2007, the 1,815,000 options and warrants outstanding have exercise prices ranging between $0.76 and $3.91 and a weighted-average remaining contractual life of 3.65 years.

Range of Exercise Prices for Vested Options	Outstanding at September 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Under $1.00	175,000	$0.77	4.55	$—
Between $1.00 and $2.00	1,005,000	$1.61	3.05	—
Over $3.00	35,000	$3.91	2.32	—
	1,215,000	$1.54	3.14	$—

A summary of the status of the Company’s non-vested shares underlying such options and warrants as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented as follows:

	Shares	Weighted Average Exercise Price
Non-vested - January 1, 2007	317,500	$1.76
Granted	500,000	$0.83
Vested	(217,500)	$1.79
Forfeited/Expired	—	—
Non-vested - September 30, 2007	600,000	$0.96

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Range of Exercise Prices for Non-Vested Options	Outstanding at September 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Under $1.00	500,000	$0.83	4.76	$—
Between $1 and $2.00	100,000	$1.60	3.07	$—

(c) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and accounts receivable. As of September 30, 2007, all of the Company’s cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2007, the Company had $324,000 of cash balances in excess of federally insured limits.

A majority of the Company’s net patient service revenue and accounts receivable were generated from two customers. The following table presents the revenue and percentage of net patient service revenue attributed to such customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Medicare	$95,000	27%	$490,000	48%	$406,000	33%	$1,535,000	51%
Blue Cross/Blue Shield	$111,000	31%	$416,000	40%	$366,000	30%	$807,000	27%

As of September 30, 2007, $97,000, or 41%, of patient accounts receivable were due from Medicare and $47,000, or 20%, of patient accounts receivable were due from Blue Cross/Blue Shield.

The Company’s management fees and management fees receivable were generated from customers who are related parties (see Note 12). For the three months ended September 30, 2007, five of such customers accounted for 32%, 17%, 15%, 14% and 13% of management fee revenues. For the nine months ended September 30, 2007, five of such customers accounted for 35%, 20%, 15%, 15% and 13% of management fee revenues. For the three months ended September 30, 2006, five of such customers accounted for 25%, 24%, 20%, 17% and 13% of management fee revenues. For the nine months ended September 30, 2006, four of such customers accounted for 30%, 27%, 24% and 12% of management fee revenues. As of September 30, 2007, five customers accounted for 29%, 22%, 17%, 15% and 11% of management fees receivable.

For the three months ended September 30, 2007, three customers accounted for 51%, 27% and 22% of lease revenue. For the nine months ended September 30, 2007, those same three customers accounted for 46%, 26%, and 23% of lease revenue. For the three months ended September 30, 2006, three customers accounted for 43%, 31%, and 26% of lease revenue. For the nine months ended September 30, 2006, those same three customers accounted for 48%, 30%, and 22% of lease revenue. As of September 30, 2007, four customers accounted for 40%, 31%, 19% and 10% of lease fees receivable.

The Company does not require collateral to support accounts receivable or financial instruments subject to credit risk.

(d) Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on the unaudited consolidated financial statements.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(e) New Authoritative Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115”, (“SFAS 159”). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company expects that the adoption of the new statement will not have a significant impact on its financial statements.

(6) Acquisition of Minority Interests Owned by Referring Physicians

The Federal physician self-referral law, commonly referred to as “Stark II,” prohibits a physician from referring a patient covered under a Federal health care program such as Medicare or Medicaid, to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity. In 2005, the Centers for Medicare & Medicaid Services (“CMS”) revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, positron emission tomography (“PET”), as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change, which as amended, was January 1, 2006. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service might have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements might need to be restructured.

In order to comply with the Stark II provisions, the Company acquired the ownership interests from all such referring physicians for its PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of its ownership interest from referring physician owners pursuant to which it issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership interests ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and, accordingly, as of September 30, 2007, the Company owns 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of its ownership interest from referring physician owners pursuant to which it issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership interests ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240). Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to another existing minority interest holder and, accordingly, as of September 30, 2007, the Company owns 89% of Morris Management. The acquisition by the Company of such minority ownership interest resulted in a one time extraordinary gain on acquisition of $88,000. Both the notes issued to acquire the Hialeah Management and Morris Management minority ownership interests accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, on each anniversary date (January 1) of the notes.

(7) PET Imaging Centers

As of September 30, 2007, the Company owns and/or operates eight PET imaging centers.

The Company operates its PET imaging centers either through direct ownership or through Administrative Services or Turnkey License Agreements and is responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that it owns or operates.

Through its wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. (“Premier”), the Company owns and operates PET imaging centers in Wichita, Kansas and Parsippany, New Jersey, and manages PET imaging centers in Rockville Centre, New York, Hialeah, Florida, Forest Hills, New York, East Setauket, New York, Jacksonville, Florida and Tamarac, Florida. Additional details on such facilities are as follows:

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Center	Managed By	Location	Start Date

Premier PET Imaging of Wichita, LLC	Premier PET Imaging of Wichita, LLC	Wichita, Kansas	August 2001
Rockville PET Imaging, P.C.	Premier PET of Long Island, LLC	Rockville Centre, New York	October 2002
Premier PET Imaging of New Jersey, Inc.	Morris County PET Management, LLC	Parsippany, New Jersey	February 2003
Premier PET Imaging of Hialeah, Inc.	Hialeah PET Management, LLC	Hialeah, Florida	February 2003
Forest Hills PET Imaging, P.C.	PET Management of Queens, LLC	Forest Hills, New York	December 2004
Advanced PET Imaging	Suffolk PET Management, LLC	East Setauket, New York	February 2006
Premier PET Imaging of Jacksonville, LLC	Premier PET Imaging of Jacksonville, LLC	Jacksonville, Florida	June 2006
Premier PET Imaging of Tamarac, LLC	Premier PET Imaging of Tamarac, LLC	Tamarac, Florida	June 2007

The Company’s eighth PET imaging center in Tamarac, Florida became operational in late June 2007 (“PET Tamarac”). On May 25, 2006, the Company entered into a premises lease for PET Tamarac, which became effective on May 24, 2007. The lease is for a ten year period with a ten year renewal option. On May 12, 2006, the Company entered into a loan agreement of $1,955,000 for the PET/CT imaging equipment, a $60,000 loan agreement for the hot lab and other equipment and a $365,000 construction loan with General Electric Capital Corporation (“GE Capital”) for the Company’s construction of PET Tamarac. The PET/CT imaging equipment was accepted by the Company on June 11, 2007. The PET/CT equipment loan has a term of seventy-two months with a fixed rate of interest of 9.01% and includes prepayment penalties that decrease as the loan nears its scheduled maturity. The PET/CT imaging equipment has a one year manufacturer’s warranty; thereafter the Company will pay a fixed monthly maintenance fee of approximately $9,000. The hot lab equipment loan will be repaid over a period of seventy-two months with a fixed rate of interest of 9.01%. The construction loan has a term of sixty months with a fixed rate of interest of 9.11% and includes prepayment penalties that decrease as the loan nears its scheduled maturity.

(8) Federal Deficit Reduction Act of 2005

In February 2006 Congress passed the Federal Deficit Reduction Act of 2005 (“DRA”) which materially reduces reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients. The DRA has had a material adverse effect on the Company’s ability to generate positive cash flow and future revenues from the Company’s existing PET imaging centers and has negatively impacted the Company’s ability to establish or acquire any PET imaging centers in the future. The DRA imposes caps on Medicare payment rates for certain imaging services, including PET and PET/CT, furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical component of the services only, which is the payment the Company receives for the services for which the Company bills directly under the Medicare Physician Fee Schedule. The technical reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under the hospital outpatient prospective payment system ("HOPPS"). In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively. Effective January 1, 2007 the reimbursement under HOPPS for PET scans was reduced to $855 per scan and for PET/CT scans was reduced to $950 per scan. Effective January 1, 2008 the reimbursement under HOPPS will be increased to $1,057 per scan for both PET and PET/CT scans. Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors.

In view of such decreased reimbursements, the Company is evaluating the criteria and structure of the Company’s PET imaging centers to enable such imaging centers to achieve and sustain positive cash flow and profitability. The Company cannot guarantee that it will be successful in restructuring its PET imaging centers or be able to achieve positive cash flow or profitability. Because the Company has fixed expenses both at the Company level and at each of the Company’s PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on the Company’s operating and financial results and decreased revenues from lower procedure volumes per PET imaging center will significantly adversely affect the Company’s business. Accordingly, any additional future reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on the Company’s revenues and financial results.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9) Investment in Premier Oncology Management of Nassau, LLC

Through its wholly owned subsidiary, Premier Oncology, the Company acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (“Premier Nassau”). Premier Nassau is developing a state-of-the-art cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. In the fourth quarter of 2006 the Company made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems on behalf of Premier Oncology, one of which is to be utilized by Premier Nassau. As of September 30, 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity and in connection therewith Premier Oncology paid financing costs of $132,000 of which $5,000 represents payment of its 24.5% ownership interest and $127,000 is a loan.

As of September 30, 2007, the Company's investment balance in Premier Nassau, under the equity method, is presented in the following table.

Amount paid for 24.5% ownership interest	$5,000
Share of Premier Nassau’s loss	(38,000)
Equity method investment balance included in other assets	$(33,000)

At September 30, 2007 the equity method investment balance of ($33,000) approximates the amount of underlying equity in net assets, ($149,000). The condensed results of operations and financial position of Premier Nassau is summarized in the following table.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Financing fees	$132,000	$132,000
Interest Expense	22,000	22,000
Net loss	$(154,000)	$(154,000)

As of September 30, 2007
Cash held in escrow	$1,000,000
Loans payable	(127,000)
Subordinated debt	(1,000,000)
Deferred interest, subordinated debt	(22,000)
Capital deficiency	$(149,000)

On November 5, 2007, the Company and Premier Oncology, entered into certain guarantees in connection with a Premier Nassau financing transaction (see Note 17(c).

(10) Note Receivable and Sale of Investment in Trident Growth Fund L.P (an Unconsolidated Affiliate)

Effective July 11, 2006, the Company sold its interest in Trident Growth Fund L.P (“Trident”) to its general partner, Trident Advisors, Inc. (“Trident Advisors”), for $2,570,000 which was comprised of a $625,000 cash payment and a $1,945,000 four year secured promissory note (the “Note”). Payments under the Note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident in each of such years, plus accrued interest, on or before July 9, 2007, 2008, 2009, and 2010. On the date of the sale the Company recognized a loss on the sale of $14,000. On August 13, 2007, the Company executed an amendment to the agreement relating to such sale whereby the sales price was reduced by approximately $986,000 in exchange for an acceleration of the remaining payments owed under the terms of the Note. As a result of the amendment, on August 13, 2007, the Company incurred a charge of approximately $986,000 and, received a payment of $775,000. On October 31, 2007, the Company received a final payment of $225,000. The Note accrued interest at the one year LIBOR rate as published in the Wall Street Journal and adjusted each anniversary date. The interest rate at the time of closing was 5.68%. As a result of the August 13, 2007, amendment, no interest accrued on the remaining balance of $225,000. During the three and nine months ended September 30, 2007, the Company recognized interest income of $8,000 and $64,000, respectively, related to the Note.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to selling its interest in Trident, the Company accounted for such investment as an unconsolidated subsidiary. For the nine months ended September 30, 2006, the Company’s share of Trident’s net loss was $28,000. The condensed results of operations of Trident for the nine months ended September 30, 2006 are summarized in the following table.

Income	$981,000
Operating expenses	(1,169,000)
Investment gains	71,000
Net loss	$(117,000)

(11) Notes Payable

(a) US Bank Debt Restructuring

The PET imaging equipment and leasehold improvements for the Company’s PET imaging centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI Financial Services, Inc. (“DVI”). In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, the Company executed addendums to the loan agreements for such financings with Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, (“US Bank”). Pursuant to the modified loan agreements, the terms of repayment of an aggregate of $2,100,000 of debt principal was modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2009, 2010 and 2011 by $270,000, $1,060,000 and $275,000, respectively. The increase in overall principal and interest payments for the years ending December 31, 2010 and 2011 include principal balloon payments of $854,000 and $273,000, respectively. In connection with the loan modifications, the Company paid US Bank a fee of $21,000.

(b) Debt Compliance

Some of the Company’s capital lease and loan agreements require the Company to maintain a minimum cash balance of $500,000 and a debt to tangible net worth ratio not to exceed three to one. As of September 30, 2007, the Company is not in compliance with the debt to tangible net worth ratio covenant of such agreements and, accordingly, $2,097,000 of affected loans and $1,773,000 of affected capital lease obligations have been classified as current liabilities in the accompanying consolidated balance sheet. Based on the Company’s historical relationship with its senior creditors and because the Company is current in its debt service and lease payments under such agreements, it does not currently anticipate that a demand for payment under such loan or lease agreements will be made as long as the Company remains current with such debt service payments.

Effective October 15, 2007, the Company executed addendums to certain financing agreements with GE Capital (see Note 17(a)). Effective November 1, 2007, the Company executed addendums to certain financing agreements with Siemens (see Note 17(b)).

(12) Related Party Transactions

(a) Until his resignation on July 2, 2007, Robert L. Blessey was a member of the Company’s Board of Directors and is the Company’s general counsel. During the three month periods ended September 30, 2007 and 2006 the Company incurred $84,000 and $77,000, respectively, of legal fees to Mr. Blessey. During the nine month periods ended September 30, 2007 and 2006 the Company incurred $272,000 and $247,000, respectively, of legal fees to Mr. Blessey. At September 30, 2007 the Company owes Mr. Blessey $331,000 of which $272,000 is evidenced by a promissory note dated July 2, 2007 and $59,000 is included in accounts payable-related party.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Until his resignation on July 2, 2007, Stephen A. Schulman, M.D. was a member of the Company’s Board of Directors and the Chief Executive Officer of Premier. During the three months ended September 30, 2007 and 2006, the Company made aggregate lease payments of $13,000 and $13,000, respectively, to a company controlled by Dr. Schulman, for premises used by Premier PET Imaging of Wichita, LLC for the operation of its PET imaging center. During the nine months ended September 30, 2007 and 2006, such lease payments amounted to $39,000 and $40,000, respectively. During the three month period ended September 30, 2006, the Company incurred billing and collection expenses of $28,000, and during the three month periods ended September 30, 2007 and 2006, incurred CT fusion scan fees of $4,000 and $6,000, respectively, both payable to companies controlled by Dr. Schulman. During the nine month periods ended September 30, 2007 and 2006, the Company incurred billing and collection expenses of $3,000 and $81,000, respectively, and CT fusion scan fees of $15,000 and $22,000, respectively, to such companies controlled by Dr. Schulman. At September 30, 2007, the Company owes the entities controlled by Dr. Schulman $2,000.

(c) Until his resignation on July 2, 2007, Edward Bright was the Chairman of the Board of the Company. For the three month periods ended September 30, 2007 and 2006, the Company paid Mr. Bright $13,000 and $15,000, respectively, for consulting services rendered to the Company. For the nine month periods ended September 30, 2007 and 2006, the Company paid Mr. Bright $43,000 and $45,000, respectively, for consulting services rendered to the Company.

(d) A radiology company owns 49% of Premier PET of Long Island, LLC (“PET LI”). Pursuant to a Turnkey License and Services Agreement, PET LI manages the Rockville Centre PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Rockville Centre PET imaging center. Management fees earned by PET LI from its management of the Rockville Centre PET imaging center during the three month periods ended September 30, 2007 and 2006, were $472,000 and $396,000, respectively, and during the nine month periods ended September 30, 2007 and 2006, were $1,544,000 and $1,296,000, respectively. As of September 30, 2007, the Rockville Centre PET imaging center owes PET LI $594,000. Additionally, PET LI pays equity distributions to its owners. During the three month periods ended September 30, 2007 and 2006, the radiology company received equity distributions of $39,000 and $34,000, respectively, and during the nine month periods ended September 30, 2007 and 2006, received equity distributions of $180,000 and $194,000, respectively.

(e) A radiologist owns 17% of Hialeah Management. Pursuant to an Administrative Services Agreement, Hialeah Management manages the Hialeah PET imaging center and earns management fees. The radiologist is the principal owner of the Hialeah PET imaging center. Management fees earned by Hialeah Management from its management of the Hialeah PET imaging center during the three month periods ended September 30, 2007 and 2006, were $197,000 and $341,000, respectively and during the nine months ended September 30, 2007 and 2006, were $563,000 and $1,025,000, respectively. As of September 30, 2007, the Hialeah PET imaging center owes Hialeah Management $310,000. Hialeah Management also pays monthly premises rent to an entity which is owned by the radiologist which, for the three month periods ended September 30, 2007 and 2006, was $11,000 and $11,000, respectively, and for the nine month periods ended September 30, 2007 and 2006, was $33,000 and $32,000, respectively. Additionally, during the nine month period ended September 30, 2006, Hialeah made equity distributions of $11,000 to such radiologist.

(f) The same radiologist that is the principal owner of a radiology company that owns 49% of PET LI also is the principal owner of another radiology company that owns 10% of PET Management of Queens, LLC (“Queens Management”). Pursuant to a Turnkey License and Services Agreement, Queens Management manages the Forest Hills PET imaging center and earns management fees. A radiologist is the principal owner of the radiology company and the Forest Hills PET imaging center. Management fees earned by Queens Management from its management of the Forest Hills PET imaging center during the three month periods ended September 30, 2007 and 2006 were $256,000 and $424,000, respectively and for the nine month periods ended September 30, 2007 and 2006 were $888,000 and $1,155,000, respectively. As of September 30, 2007, the Forest Hills PET imaging center owes Queens Management $456,000.

(g) A radiology company owns 11% of Morris Management, and provides radiology reading services to Premier PET Imaging of New Jersey, Inc. (“PET NJ”). PET NJ incurred radiology reading expenses for the three month periods ended September 30, 2007 and 2006 of $24,000 and $54,000, respectively and for the nine month periods ended September 30, 2007 and 2006 of $90,000 and $157,000, respectively. At September 30, 2007 PET NJ owes the radiology group $7,000. Additionally, Morris Management pays equity distributions to its owners and during the three and nine months ended September 30, 2007 the radiology group received equity distributions of $17,000 and during the three and nine month periods ended September 30, 2006 received equity distributions of $7,000 and $26,000, respectively.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(h) The Company incurs marketing expenses with marketing entities related to the Company via employee and or investor relationships which for the three month periods ended September 30, 2007 and 2006 amounted to of $84,000 and $90,000, respectively and for the nine month periods ended September 30, 2007 and 2006 amounted to $251,000 and $248,000, respectively. At September 30, 2007 the marketing entities are owed $46,000.

(i) A radiologist owns 49% of Suffolk PET Management, LLC (“Suffolk Management”). Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages Advanced PET Imaging (“Advanced PET”) and earns management fees. The radiologist is the principal owner of Advanced PET. Management fees earned by Suffolk Management from its management of Advanced PET for the three month periods ended September 30, 2007 and 2006 were $228,000 and $286,000, respectively and for the nine months ended September 30, 2007 and 2006 were $663,000 and $502,000, respectively. As of September 30, 2007, Advanced PET owes Suffolk Management $222,000. Suffolk Management also pays monthly premises rent to an entity which is owned by the same radiologist that owns 49% of Suffolk Management and incurred premises rent for the three month periods ended September 30, 2007 and 2006 of $17,000 and $36,000, respectively and for the nine month periods ended September 30, 2007 and 2006 $51,000 and $69,000, respectively.

(j) The Company has an Exclusive Radiology Services Agreement with Michael Fagien, M.D., our Chief Medical Officer. During the three month periods ended September 30, 2007 and 2006, the Company incurred $13,000 and $50,000, respectively, of radiology reading expenses and $7,000 and $7,000, respectively, of professional liability insurance expense pursuant to such Agreement. During the nine month periods ended September 30, 2007 and 2006, the Company incurred $68,000 and $176,000, respectively, of radiology reading expenses and $20,000 and $20,000, respectively, of professional liability insurance expense pursuant to such Agreement. At September 30, 2007, the Company owes Dr. Fagien $13,000 for radiology reading fees.

(k) A radiology company, whose principal owner owns 17% of Hialeah Management, is a party to a Facility Lease Agreement with Premier PET Imaging of Jacksonville, LLC (“Jacksonville”), our PET imaging center in Jacksonville, Florida which commenced operations in June 2006. Management fees earned by Jacksonville pursuant to the Facility Lease Agreement for the three month periods ended September 30, 2007 and 2006, were $201,000 and $223,000, respectively, and for the nine months ended September 30, 2007 and 2006, were $682,000 and $275,000, respectively. As of September 30, 2007, the radiology company owes Jacksonville $349,000 in management fees.

(l) The PET imaging centers in Jacksonville and Tamarac, Florida, incur general and administrative expenses with an entity whose owner is an investor in Hialeah Management and is the same entity that provides marketing services to Hialeah Management. During the three month periods ended September 30, 2007 and 2006, such expenses aggregated $12,000 and $6,000, respectively, and for the nine month periods ended September 30, 2007 and 2006, aggregated $32,000 and $14,000, respectively. At September 30, 2007, the Company owes such entity $20,000 for such expenses.

(m) A radiology company whose principal owner owns 17% of Hialeah Management, also has a Facility Lease Agreement with PET Tamarac, our PET imaging center in Tamarac, Florida which commenced operations in June 2007. Management fees earned by Tamarac pursuant to the Facility Lease Agreement for the three and nine month periods ended September 30, 2007, were $118,000 and $126,000, respectively. As of September 30, 2007, the radiology company owes PET Tamarac $126,000 in management fees.

(13) Amendments to Radiology Services Agreements

On October 25, 2005, the Company entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D. to serve as the Company’s radiologist to perform all required radiology services for all new Florida PET imaging centers as well as any other imaging centers which are owned or managed by the Company or which are acquired or established by the Company. Pursuant to such agreement, the Company agreed to pay Dr. Fagien a fee of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each computerized tomography scan (“CT scan”) read and interpreted by Dr. Fagien in excess of 1,470 procedures in each year of the term of such agreement. On March 22, 2007, the agreement was amended to provide that as of April 1, 2007, the $250,000 annual fee was eliminated and Dr. Fagien agreed to a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him.

On October 31, 2007, Dr. Fagien’s Executive Employment Agreement was amended (see Note 17(d)).

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14) PET/CT and PET Imaging Equipment Maintenance Agreements and FDG Supply Agreements

The PET/CT and PET imaging equipment purchased by the Company is delivered with a one year manufacturer’s warranty and after the first year the Company has historically entered into maintenance agreements which require fixed monthly payments.

The Company has maintenance agreements with General Electric covering the PET/CT imaging equipment at its PET imaging centers located in Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida (the “GE Maintenance Agreements”). Effective April 1, 2007, General Electric reduced the maintenance fees for the GE Maintenance Agreements from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center was under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center is under warranty until June 2008. The potential aggregate annual savings for all four centers combined under the restructured maintenance agreements with General Electric is estimated at $253,000. In the event the PET/CT imaging equipment requires a major repair which is not covered by the GE maintenance agreements, such estimated maintenance cost savings could be significantly less.

On July 11, 2007, the Company entered into fluoro-deoxy-glucose (“FDG”) supply agreements for its PET imaging centers located in East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida and back-up FDG supply agreements for its PET imaging centers located in Wichita, Kansas, Rockville Centre, New York, Hialeah, Florida, Parsippany, New Jersey and Forest Hills, New York. Every PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. The FDG supply agreements do not require minimum purchase commitments and are at rates that the Company believes are competitive within the PET imaging industry.

(15) Cancellation of Consulting Agreement

On June 29, 2007, the Company terminated a consulting agreement with a consultant who was providing certain investor and financial relations services. The consulting agreement, dated June 1, 2006 (the “Consulting Agreement”), had a term of two years but provided for earlier termination upon notice. The terms of the Consulting Agreement provided that the Company pay such consultant a monthly consulting fee of $5,000 for the three month period commencing June 1, 2006 through August 31, 2006, and issue to such consultant 60,000 shares of the Company’s common stock together with a common stock purchase warrant to purchase up to 60,000 shares of the Company’s common stock during a five year period at an exercise price of $4.00 per share. As a result of the termination of the Consulting Agreement, the Company is not required to pay the consultant any further compensation. In connection with the issuance of the such shares and warrant, the Company recorded an aggregate of $87,000 of deferred compensation which was being amortized over the term of the Consulting Agreement, however, as of the date of termination, the remaining deferred compensation costs of $40,000 were expensed.

(16) Contingencies

In May 2006, the Company entered into an Office Building Lease with LaVilla Partners II, LLP (the “Lease”), providing for the Lease to the Company of a facility in a to-be-constructed building in Jacksonville, Florida. The premises subject to the Lease were contemplated to be operated as a PET imaging center. The premises subject to the lease have not yet been completed and the Company has the right to terminate the Lease in the event it does not receive a certificate of occupancy from the landlord by January 1, 2008. Whether or not the certificate of occupancy is timely delivered to the Company, the Company intends to dispute the validity of the Lease as a consequence of certain representations made to it on behalf of the landlord as an inducement for the Company to enter into the Lease. There can be no assurance of the outcome of any such dispute.

(17) Subsequent Events

(a) The PET imaging equipment and leasehold improvements for the Company’s PET imaging centers located in Forest Hills, New York; East Setauket, New York; Jacksonville, Florida; and, Tamarac, Florida were financed by GE Capital. Effective October 15, 2007, the Company executed addendums to the financing agreements for such financings with GE Capital pursuant to which the terms of repayment of an aggregate of $8,683,000 of debt principal were modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $294,000 and $163,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2011, 2012 and 2013 by $30,000, $181,000 and $442,000, respectively. In connection with the financing agreement modifications, the Company paid GE Capital a fee of $8,000.

THE SAGEMARK COMPANIES LTD. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) The PET/CT imaging equipment and related leasehold improvements for the Company’s PET imaging center located in Rockville Centre, New York were financed by Siemens pursuant to financing agreements. Effective November 1, 2007, the Company executed addendums to the financing agreements for such financings with Siemens pursuant to which the terms of repayment of an aggregate of $1,966,000 of debt principal were modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $44,000 and $7,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 by $16,000, $16,000, $16,000, $13,000, and $11,000, respectively. In connection with the financing agreement modifications, the Company paid Siemens a fee of $4,000.

(c) On November 5, 2007, the Company and Premier Oncology, entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively “M&T”), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau in which Premier Oncology holds a 24.5% equity interest. A similar guarantee was also entered into by several other corporate entities not owned by the Company that are parties to the transaction. The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months and will commence upon the Premier Nassau’s acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of the Master Equipment Lease, the Amendment to the Master Equipment Lease, the Loan Agreement and the Revolving Demand Note, each dated November 5, 2007, by and between Premier Nassau and M&T.

(d) October 25, 2005, the Company entered into an Executive Employment Agreement, as amended, with Dr. Fagien, pursuant to which Dr. Fagien serves as the Company’s Chief Medical Officer during an initial term of five years, subject to renewal for three successive two year periods with an annual salary of $250,000. On October 31, 2007, the Executive Employment Agreement was amended to provide for a reduction in Dr. Fagien’s annual salary to $150,000, effective as of November 15, 2007, and to modify the restrictive covenant provisions of such Agreement whereby Dr. Fagien is permitted to read and interpret PET and magnetic resonance imaging scans for third parties that are not in competition with the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Overview

For the past six years we have been engaged in the development and operation of out-patient medical diagnostic imaging centers that feature positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging systems (“PET/CT”) on which is performed medical diagnostic imaging procedures used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders.

For various reasons, our PET imaging operations have not generated the revenue we had originally planned. Although we are working to increase procedure volume through more focused marketing efforts and the establishment of strategic alliances to support our operational efforts, we are also taking steps to reduce operating expenses and have refinanced certain debt related to our medical imaging equipment and leasehold improvements. Additionally, we are considering a number of possibilities to raise the working capital required to continue operations, which may include joint ventures, strategic alliances, the sale or divestiture of one or more of our PET imaging centers as well as the possible sale of the Company’s common stock.

To increase revenue, management has explored other opportunities for growth that would be synergistic to its current operations and that would provide another source of revenue. Management has identified a new growth area for the Company and is seeking to establish radiation therapy centers for the treatment of cancer, featuring state-of-the-art radiation therapy technologies.

With this initiative in radiation therapy, management plans to transition the Company from operations devoted solely to medical facilities utilizing PET and PET/CT imaging systems, to a business model that complements its current operations and is focused on the development of medical facilities for the treatment of certain cancers through advanced radiation therapy systems and equipment leveraging, where possible, the referring physician and patient base of its PET imaging centers to maximize opportunity and growth in the radiation therapy market.

Our PET Imaging Centers

We own, operate and manage out-patient medical diagnostic imaging centers (collectively “PET imaging centers”) that utilize PET and PET/CT imaging systems. As of September 30, 2007, we own and/or operate eight PET imaging centers with four PET and five PET/CT systems in operation. Two of such PET imaging centers commenced operations in 2006 and one of such centers commenced operations in June 2007.

We manage our PET imaging centers either through direct ownership or through Administrative Services or Turnkey License Agreements. For all of such PET imaging centers, we are responsible for obtaining facility leases, medical diagnostic equipment, equipment maintenance agreements, supply agreements and personnel as well as obtaining the financing required to establish the PET imaging centers. As a result, both business models present the same capital and working capital needs and cash inflows and outflows to us and neither model presents us with more or less favorable working capital or operating conditions. Accordingly, we evaluate the business of PET imaging centers that we own and those that we manage under substantially the same criteria. Management’s decision as to the model under which a PET imaging center is established is based primarily on the applicable state health care laws regarding the ownership of such facilities.

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

Management evaluates the operating performance of our PET imaging centers based on revenue trends. It is important that we achieve and sustain increasing revenue trends to generate positive cash flow. Based on past and current performance, management believes that the Company will incur future losses until such time, if any, as our PET imaging centers increase patient procedure volume to generate sufficient revenue to offset our operating expenses and declining revenues resulting from reduced reimbursement rates and minimal volume growth.

Management evaluates our financial condition based on our working capital and the sources of working capital. Although management recognizes that it is necessary to obtain working capital from financing activities, in order to achieve our goal of generating profits and positive cash flow from our current operations, we will need to reverse our historical trend of losses and begin to develop and sustain a trend of generating working capital that is derived from the operations of our PET imaging centers while simultaneously seeking additional revenue sources for the Company.

On February 8, 2006, the Deficit Reduction Act of 2005 (the “DRA”) was signed into law by President George W. Bush. The DRA imposes caps on Medicare payment rates for certain medical imaging services, including PET and PET/CT, furnished in physician’s offices or other non-hospital based settings, such as our out-patient PET imaging centers.

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

Effective January 1, 2008, the reimbursement under HOPPS will be increased to $1,057 per scan for both PET and PET/CT scans. In 2006, we billed for our services directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively.

These reductions have had, and will continue to have, a material adverse effect on our ability to generate positive cash flow and increase future revenues from our existing PET imaging centers and has negatively impacted our ability to establish or acquire any PET imaging centers in the future.

Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors. In light of the significant changes in reimbursement rates for PET and PET/CT imaging scans, we are currently evaluating the criteria and structure of our current PET imaging centers which may require material changes to enable such centers to achieve and sustain positive cash flow and profitability. We cannot guarantee that we will be successful in restructuring our current PET imaging centers or be able to achieve positive cash flow or profitability. Any additional reduction in the rates or change of the conditions for reimbursement for our imaging services will have a material adverse effect on our revenues and financial results. Because we have certain fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower patient procedure volumes per PET imaging center will significantly adversely affect our business.

Our Radiation Therapy Initiative

As a complement to our PET imaging operations and as an adjunct to such revenue stream, we have begun an effort to develop medical centers featuring advanced radiation therapy systems and equipment for the treatment of certain cancers. In connection therewith, we established Premier Oncology, Inc, a wholly owned subsidiary under which we plan to develop and implement our radiation therapy initiative.

Although the Company will require significant additional financing to pursue this business opportunity, management believes that there is significant opportunity for growth in the radiation therapy market. With 1.7 million new cancer cases projected each year, cancer is the second leading cause of death in the United States. As patients become more knowledgeable, they will demand cutting edge treatment technologies for safer and more effective treatment.

By providing the most advanced radiation therapy treatment technologies available, the Company plans to take advantage of this opportunity for growth. The Medicare and private payor insurance reimbursement available for such treatment of between $19,000 and $45,000 per patient should allow for the development of a revenue stream for the Company and will at the same time complement our current operations.

In the fourth quarter of 2006, we made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems which we plan to place in radiation therapy centers in which we will hold an equity interest.

Premier Oncology is in discussions with various individuals and entities to develop radiation therapy centers and currently has two radiation therapy projects under development, the currents status of which is as follows:

Premier Oncology Management of Nassau, LLC. Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC (“Premier Nassau”) which is currently developing a state-of-the-art cancer treatment center in Great Neck, New York. This center will feature one of the three TomoTherapy® Hi-Art® systems we made a deposit on and is anticipated to open in the 1st quarter 2008.

As of September 30, 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to investors who acquired 24.5% of its equity and in connection therewith Premier Oncology paid financing costs of $132,000 of which $5,000 represents payment of its 24.5% ownership interest and $127,000 is a loan.

On November 5, 2007, the Company and Premier Oncology entered into guarantees with Manufacturers Traders and Trust Company and with M&T Credit Services, LLC, in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for the radiation therapy cancer treatment facility under development in Great Neck, New York.  Similar guarantees were also entered into by several other corporate entities not owned by us that are parties to the transaction.  The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months which will commence upon acceptance of delivery of the leased equipment.  The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points secured by a first security interest in all of the assets of Premier Nassau.  The guarantees secure the obligations of Premier Nassau under the terms and conditions of the equipment lease and the lines of credit.

Advanced Radiation Therapy, LLC. Through Premier Oncology, we formed Premier Oncology of New Jersey, Inc. (“Premier NJ”) as a wholly owned subsidiary which entered into a joint venture agreement with Saint Clare’s Hospital Inc. on October 22, 2007 to form Advanced Radiation Therapy, LLC, a radiation therapy center that will be located on the Saint Clare’s Hospital medical campus in Dover, New Jersey.

The facility will feature one of the three TomoTherapy® Hi-Art® systems we made a deposit on and will complement Saint Clare’s Cancer Care at Saint Clare’s program. Saint Clare’s Hospital will manage the day to-day operations of the center and owns 51% of the venture. Premier NJ owns a 49% equity interest in the venture which, among other obligations, requires us to provide $441,000 of working capital for the project, as well as secure equipment financing for the radiation therapy system.

It is anticipated that this radiation therapy center will open in spring 2008, subject to certain terms and provisions of the joint venture agreement, including licensing, equipment financing and New Jersey regulatory approval.

Board of Directors and Management Restructuring

Due to a number of contributing factors, including the DRA that reduced reimbursement rates for medical imaging procedures performed on Medicare patients, increased competition, the growing obsolescence of PET only equipment and the move toward the acceptance of PET/CT as the standard in the industry, the Company has not generated the revenues it had originally planned from its current business operations and must raise additional capital to remain operational.

We were informed by the placement agent for our most recent private placement, that they may be willing to assist us in raising additional capital if, among other things, certain changes in our management structure were made. Therefore, on July 2, 2007, our Board of Directors unanimously approved resolutions that resulted in the following significant changes to our management

•	The resignation from the Board of Directors of Theodore B. Shapiro, Edward D. Bright, Stephen A. Schulman, MD, and Robert Blessey, then constituting the entire Board.
•
The appointment to the Board of Directors of Ron Lipstein and Steven Katz, Ph.D., and the agreement to appoint a designee of Joseph Stevens & Co. to the Board. As of November 16, 2007, Joseph Stevens & Co. has not appointed a designee to the Board of Directors.

•	The appointment of Mr. Lipstein as our President and Chief Executive Officer.
•	An amendment to Mr. Shapiro’s employment agreement pursuant to which he will serve as our Vice-President.
•	An amendment to Dr. Schulman’s employment agreement pursuant to which he will serve as the Vice President of Premier.

Since the management restructuring the Company has not reconstituted the Audit Committee.

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

Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient’s insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days sales outstanding for the nine months ended September 30, 2007, were 48 compared to 60 for the year ended December 31, 2006. As of September 30, 2007, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $219,000. Contractual adjustments are recorded based on actual experience.

The following table presents our accounts receivable aging by payor class as of September 30, 2007:

		31-60	61-90	91 days or
	Current	Days	Days	Greater	Total
Managed care	$65,000	$28,000	$12,000	$23,000	$128,000
Medicare/Medicaid	45,000	22,000	11,000	3,000	81,000
Commercial	5,000	4,000	—	1,000	10,000
Total	$115,000	$54,000	$23,000	$27,000	$219,000

In evaluating the collectability of our accounts receivable the primary factor utilized is the aging of the receivable. We use the specific identification method for determining the amount of bad debt expense and such evaluation is made manually. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to commencing the legal collection process and as of September 30, 2007, our receivables do not include any amounts which are in legal collections.

At September 30, 2007, the Company’s contractual allowance balance is $192,000 which is a $306,000 decrease from the balance at December 31, 2006. Such decrease is the net impact of a $328,000 decrease from a decrease in gross patient accounts receivable prior to contractual allowances of $701,000 and an increase of $22,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at September 30, 2007, is 47%, compared to 45% at December 31, 2006. For each one percentage point increase in the contractual allowance balance percentage, the Company’s net patient service revenue would be decreased by approximately $3,000. Likewise, for each one percentage point decrease in the contractual allowance percentage the Company’s net patient service revenue would increase by approximately $3,000.

Long-Lived Assets: We state our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over the estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective. Management has not recorded any impairment charges related to its long-lived assets for the reporting periods presented.

Goodwill and Intangible Asset Impairment: On May 14, 2001, we acquired all of the stock of Premier and Premier Cyclotron International Corp. ("PCI") from Premier's and PCI's founders ("Premier's Founders") for 6,000 shares of our common stock pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to receive an aggregate of 1,415,000 additional shares of our common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004, we issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and was recorded on the balance sheet as goodwill.

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis. FAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. As of September 30, 2007, the Company evaluated its goodwill for impairment based on the estimated fair value of its existing PET operations and as a result of such evaluation has recorded an impairment charge of $2,734,000. We may be required to record additional impairment charges in the future.

Off-Balance Sheet Arrangements: On November 5, 2007, the Company and Premier Oncology entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively “M&T”) in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau in which Premier Oncology holds a 24.5% equity interest. A similar guarantee was also entered into by several other corporate entities not owned by us that are parties to the transaction. The Master Equipment Lease is a non-cancelable net lease transaction with a base term of 84 months and will commence upon our acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage basis points secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of the Master Equipment Lease, the Loan Agreement and the Revolving Demand Note dated November 5, 2007 by and between Premier Nassau and M&T.

Accounting for Expenses in Connection with Stock Option and Warrant Issuances: In 2006 we began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) “Share-Based Payment.” We recognized aggregate stock compensation expense from the amortization of deferred stock compensation related to employees of $104,000 and $34,000, respectively, for the three months ended September 30, 2007 and 2006, and $254,000 and $101,000, respectively, for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, there was an aggregate of $580,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 2.89 years.

Accounting for Income Taxes: On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on the unaudited consolidated financial statements.

We currently have a net deferred tax asset of approximately $17.3 million with an offset of a 100% valuation allowance. The primary component of our deferred tax asset is approximately $17.7 million related to approximately $50.4 million of net operating loss carryforwards. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in the ownership of the Company, as occurred in June 2004 which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Results of Operations

The following discusses and compares our results of operations for the three and nine month periods ended September 30, 2007 and 2006.

Revenues

Our sources of revenues come from net patient service revenue from the PET imaging centers which we own, management fees from the PET imaging centers which we manage pursuant to Turnkey License and Administrative Services agreements, and lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups. Total revenues for the third quarter of 2007 represent a net decrease of approximately $892,000 from the third quarter of 2006 which is the impact of decreases in management fee revenues of $198,000 a decrease in net patient service revenues of $678,000 and a decrease of lease revenues of $16,000. Total revenues for the first nine months of 2007 represent a net decrease of approximately $1,180,000 from the first nine months of 2006 which is the net impact of increases in management fee and lease revenues of $213,000 and $388,000, respectively, and a decrease of $1,781,000 in net patient service revenues. The following table compares the changes in the revenues and procedures of our imaging centers from the third quarter of 2006 to the third quarter of 2007 and from the first nine months of 2006 to the first nine months of 2007:

	Change for Third Quarter 2006 to 2007			Change for Nine Months 2006 to 2007
PET Imaging Center Location	Revenue Trend ($’s)	Revenue Trend (%)	Procedure Trend (%)	Revenue Trend ($’s)	Revenue Trend (%)	Procedure Trend (%)
Imaging Centers that we directly own:
Wichita, Kansas	$(173,000)	(55)%	(3)%	$(600,000)	(55)%	(32)%
Parsippany, New Jersey	(505,000)	(70)%	(54)%	(1,181,000)	(61)%	(42)%
	(678,000)	(66)%	(49)%	(1,781,000)	(59)%	(39)%
Imaging Centers that we manage:
Rockville Centre, New York	76,000	19%	43%	247,000	19%	35%
Hialeah, Florida	(144,000)	(42)%	(16)%	(462,000)	(45)%	(22)%
Forest Hills, New York	(168,000)	(40)%	12%	(267,000)	(23)%	17%
East Setauket, New York (a)	(57,000)	(20)%	47%	163,000	33%	61%
Jacksonville, Florida (b)	(23,000)	(10)%	6%	406,000	147%	141%
Tamarac, Florida (c)	118,000	n/a	n/a	126,000	n/a	n/a
	(198,000)	(12)%	26%	213,000	5%	29%
Lease Revenues:
Jacksonville, Florida (b) (d)	(16,000)	(8)%	n/a	388,000	152%	n/a

Total net change	$(892,000)	(31)%	3%	$(1,180,000)	(16)%	6%

(a) Commenced operations in February 2006.
(b) Commenced operations in June 2006.
(c) Commenced operations in June 2007, no comparative data.
(d) Non-procedure based revenue stream.

Net patient service revenues are generated by the PET imaging centers that we directly own. The decrease in net patient services revenues from the third quarter of 2006 to the third quarter of 2007 and the first nine months of 2006 to the first nine months of 2007 is attributed to a downward trend in the number of outpatient medical diagnostic imaging procedures performed by such PET imaging centers and a decrease in Medicare reimbursement rates for such procedures. The rate of decrease in revenues was greater than the rate of decrease in procedure volume due to a decline in the rate of reimbursements that we receive for performing Medicare related outpatient medical diagnostic imaging procedures.

The following table presents insurance carriers who represent 10% or more of total net patient service revenues.

	Third Quarter				Nine Months
	2007		2006		2007		2006
Medicare	$95,000	27%	$490,000	48%	$406,000	33%	$1,535,000	51%
Blue Cross/Blue Shield	$111,000	31%	$416,000	40%	$366,000	30%	$807,000	27%

Management fee revenue is generated by PET imaging centers which we manage. The net decrease in management fee revenues from the third quarter of 2006 to the third quarter of 2007 is attributed to the net effect of (i) an increase from the commencement of operations in June 2007 of the PET imaging center we manage in Tamarac, Florida and (ii) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures that more than offset the positive impact of a 26% increase in procedures performed. The net increase in management fee revenues from the first nine months of 2006 to the first nine months of 2007 is attributed to the net effect of (i) an increase from the commencement of operations in June 2007 of the PET imaging center we manage in Tamarac, Florida; (ii) an increase from the commencement of operations in June 2006 of the PET imaging center we manage in Jacksonville, Florida; (iii) an increase from the commencement of operations in February 2006 of the PET imaging center we manage in East Setauket, New York; (iv) a net increase in procedures performed by the managed PET imaging centers that were operational for full comparative periods; and, (v) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures. For the third quarter of 2007, five customers accounted for 32%, 17%, 15%, 14% and 13% of management fee revenues. For the first nine months of 2007, five customers accounted for 35%, 20%, 15%, 15% and 13% of management fee revenues. For the third quarter of 2006, five customers accounted for 25%, 24%, 20%, 17% and 13% of management fee revenues. For the first nine months of 2006, four customers accounted for 30%, 27%, 24% and 12% of management fee revenues.

Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida; which became operational in June 2006. Lease revenues remained level from the third quarter of 2006 to 2007 and the increase from the first nine months of 2006 to 2007 was the incremental increase of such revenues from a full nine months of operation in 2007 compared to three months in 2006. For the third quarter 2007, three customers accounted for 51%, 27% and 22%, respectively, of lease revenue. For the first nine months of 2007, the same three customers accounted for 46%, 26% and 23%, respectively, of lease revenue. For the third quarter 2006, three customers accounted for 43%, 31% and 26%, respectively, of lease revenue. For the first nine months of 2006, four customers accounted for 40%, 31% 19% and 10%, respectively, of lease revenue.

Our PET imaging center in Tamarac, Florida became operational in June of 2007 and therefore all of its revenue and imaging procedure volume for the third quarter and first nine months of 2007 was an increase from the comparative periods. Our PET imaging center in Jacksonville, Florida became operational in June of 2006 and a significant portion of its revenue and imaging procedure volume for the first nine months of 2007 was an increase from the comparative periods. Our PET imaging center in East Setauket, New York did not begin generating revenues until February 2006 and, accordingly, a portion of its management fees and imaging procedure volume for the first nine months of 2007 were not comparable to the first nine months of 2006.

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

In light of such decreased reimbursements, we are currently evaluating the criteria and structure of our PET imaging centers to enable such centers to achieve and sustain positive cash flow and profitability. We cannot guarantee that we will be successful in restructuring our current PET imaging centers or be able to achieve positive cash flow or profitability. Any reduction in the rates of or change of the conditions for reimbursement for such services will have a material adverse effect on our revenues, cash flows and financial results. Because we have fixed expenses both at the Company level and at each of our PET imaging centers, relatively small reductions in reimbursement rates will have a disproportionate effect on our operating and financial results and decreased revenues from lower procedure volumes per PET imaging center will significantly adversely affect our business.

On November 1, 2006, the CMS issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The HOPPS rate for PET scans was reduced from the 2006 rate of $1,150 per scan to $855 per scan effective January 1, 2007. The HOPPS rate for PET/CT scans was reduced from the 2006 rate of $1,250 per scan to $950 per scan effective January 1, 2007. Effective January 1, 2008 the reimbursement under HOPPS will be increased to $1,057 per scan for both PET and PET/CT scans. In 2006, we billed for our services directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively.

For the third quarter and first nine months of 2007, we estimate that approximately 27% and 28%, respectively, of our revenue (including both net patient service revenues and management fee revenues) was billed directly to the Medicare program, which has decreased from approximately 36% for the third quarter of 2006 and 39% for the first nine months of 2006. If the DRA had been in effect for the third quarter and first nine months of 2006, we estimate the reduction in Medicare revenue due to the DRA reimbursement rate decrease would have reduced revenue and therefore increased our net loss by $550,000 and $1,540,000, respectively.

Operating Expenses

Consolidated operating expenses when comparing the third quarter of 2007 to the third quarter of 2006 increased by $3,058,000, or 108%, of which $2,734,000 was goodwill impairment, $33,000 was increased expenses of our PET imaging centers and $291,000 was increased corporate expenses. Consolidated operating expenses when comparing the first nine months of 2007 to the first nine months of 2006 increased by $4,121,000, or 51%, of which $2,734,000 was goodwill impairment, $472,000 was increased expenses of our PET imaging centers and $915,000 was increased corporate expenses.

On May 14, 2001, we acquired all of the stock of Premier and PCI from Premier's Founders for 6,000 shares of our common stock pursuant to a Stock Purchase Agreement between the Company and Premier's Founders. Pursuant to the Stock Purchase Agreement, as amended, Premier's Founders were entitled to receive an aggregate of 1,415,000 additional shares of our common stock. All of the conditions necessary to earn such contingent shares of common stock were met and on June 28, 2004 we issued such shares to Premier's Founders. The value of the shares approximated $4,811,000 and was recorded on the balance sheet as goodwill. As of September 30, 2007, the Company evaluated its Goodwill for impairment based on the value of its existing PET operations and as a result of such evaluation has recorded an impairment charge of $2,734,000. We may be required to record additional impairment charges in the future.

The most significant increase in the operating expenses of our PET imaging centers is attributed to those centers that were operational for all of the third quarter and first nine months of 2007 but were not operational or were only operational for a portion of the third quarter and first nine months of 2006. Our PET imaging center located in East Setauket, New York became operational in February 2006 and accounted for $52,000 and $190,000, respectively, of the increase in operating expenses for the 2007 third quarter and first nine month periods. Our PET imaging center located in Jacksonville, Florida became operational in June 2006 and accounted for $90,000 and $552,000, respectively, of the increase in operating expenses for the 2007 third quarter and first nine month periods. Our PET imaging center located in Tamarac, Florida became operational in June 2007 and accounted for $173,000 and $367,000, respectively, of the increase in operating expenses for the 2007 third quarter and first nine month periods. The operating expenses of our PET imaging centers that were operational for all of the third quarter and first nine months of 2007 and 2006 decreased by $282,000 and $637,000 for the respective third quarter and first nine months of 2007, consisting primarily of variable costs which vary relative to increases or decreases in procedure volumes. To the extent that the reimbursement rates we receive for imaging procedures decrease in future periods, our fixed and variable costs will represent a more significant percentage of our revenues.

Corporate operating expenses, excluding the goodwill impairment, increased by $291,000 and $915,000, respectively, from the third quarters of 2006 to 2007 and the first nine months of 2006 to 2007, due primarily to an increase in depreciation expense of $168,000 and $516,000, respectively, relating to equipment and leasehold improvements at our PET imaging centers in East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida, and the addition of a new PET/CT imaging system to our PET imaging center in Rockville Centre, New York. Corporate salaries and related compensation costs increased by $161,000 and $364,000, respectively, from the third quarters of 2006 to 2007 and the first nine months of 2006 to 2007, due to the addition of a director of information technology, marketing and administrative personnel and increased non-cash stock compensation charges.

During the first nine months of 2007, a non-cash charge of $86,000 was included in corporate operating expenses from the grant of a stock option to purchase 75,000 shares of common stock to each of Mr. Mahoney, our Chief Financial Officer and one other employee. On July 2, 2007, we issued an option to purchase 275,000 shares of common stock and a warrant to purchase 225,000 shares of common stock to Mr. Lipstein, our new President and Chief Executive Officer, and a warrant to purchase 25,000 shares of common stock to Dr. Katz, a new member of our Board of Directors. The options and warrants issued to Mr. Lipstein and Dr. Katz have an aggregate fair value approximating $355,000 of which $71,000 was charged to operations during the third quarter and first nine months of 2007 and the balance will be amortized to expense on a straight-line basis over the requisite service period of the underlying options and warrants. Additionally, on June 29, 2007, we terminated a consulting agreement with a consultant who was providing certain investor and financial relations services and on June 30, 2007, we expensed $40,000 of previously unamortized deferred compensation related to such consulting agreement.

Our operating expenses as a percentage of revenues will be greater in future periods due to the decreased Medicare reimbursement rates pursuant to the DRA.

Interest Expense

Interest expense increased $71,000 when comparing the third quarter of 2007 to the third quarter of 2006 and increased $271,000 when comparing the first nine months of 2007 to the first nine months of 2006. The primary increase in interest expense relates to the interest expense being incurred on: (i) the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida, which commenced operations in February 2006 and June 2006, respectively; (ii) the November 2006 financing of the new PET/CT imaging system and related leasehold improvements for our PET imaging center in Rockville Centre, New York; and (iii) the debt financings relating to our PET imaging centers in Tamarac, Florida, which commenced operations in June 2007.

Investments Accounted for Under the Equity Method

Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Nassau. Premier Nassau intends to develop a state-of-the-art cancer treatment center utilizing leading radiation therapy systems and equipment including TomoTherapy® Hi-Art® systems. In the fourth quarter of 2006, we made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems on behalf of Premier Oncology, of which one is being acquired from the equipment vendor by Premier Nassau. As of September 30, 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity and in connection therewith Premier Oncology paid financing costs of $132,000 of which $5,000 represents payment of its 24.5% ownership interest and $127,000 is a loan. For the third quarter of 2007 and the first nine months of 2007, our share of Premier Nassau’s losses amounted to $38,000.

In July 2006 we sold our limited partnership interest in Trident Growth Fund L.P. for $2,570,000 and recorded a loss on sale of $14,000 at the time of the sale. On August 13, 2007, we executed an amendment to the agreement to sell our interest in Trident Growth Fund L.P. whereby we agreed to reduce the sales price by approximately $986,000 in exchange for an acceleration of the remaining payments owed to us. As a result of the amendment, on August 13, 2007 we incurred a charge of approximately $986,000, received a payment of $775,000. On October 31, 2007, we received a final payment of $225,000. Our share of losses related to our limited partnership investment in Trident Growth Fund L.P. was $28,000 for the first nine months of 2006.

Minority Interests

The income of our PET imaging centers that is allocable to the minority owners of our PET imaging centers for the third quarter of 2007 and 2006 was $29,000 and $104,000, respectively, and for the first nine months of 2007 and 2006 was $73,000 and $307,000, respectively. To the extent that our PET imaging centers in Rockville Centre, New York; Parsippany, New Jersey; Hialeah, Florida; Forest Hills, New York; and East Setauket, New York; generate income in the future, such income will be reduced by the allocable share of any such net income at minority interest ownerships which range from 10% to 49%. For the third quarter and first nine months of 2006, the minority interest ownership of Hialeah and Morris was 49% each which was reduced to 22% and 11%, respectively, for the third quarter and first nine months of 2007.

The federal physician self-referral law, commonly referred to as “Stark II,” prohibits a physician from referring a patient covered under a federal health care program such as Medicare or Medicaid, to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity. The CMS revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services. Thus, PET, as a nuclear medicine service, became under the purview of Stark II upon the effective date of this regulatory change, which as amended, was January 1, 2006. However, while the new fee schedule, which includes reductions in reimbursement rates, became effective January 1, 2006, the final rule extended the deadline for compliance with this change by one year - making the effective date for compliance January 1, 2007. CMS delayed the effective date for this regulatory change until January 1, 2007 because CMS recognized that the inclusion of nuclear medicine as a designated health service may have an effect on some current arrangements under which patients are receiving medical care, and that some financial arrangements may need to be restructured.

In order to comply with the Stark II provisions, we acquired the ownership interests from all such referring physicians for our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida. Effective January 1, 2007, Hialeah Management purchased 35% of Hialeah Management from referring physician owners pursuant to which Hialeah Management issued five year promissory notes aggregating $122,500 to the selling physician owners in exchange for their ownership units ($3,500), subordinated notes payable ($122,500) and deferred interest payable ($46,000). Contemporaneously, Hialeah Management issued 8% of the acquired ownership of Hialeah Management to other existing minority interest holders and as of September 30, 2007, we own 78% of Hialeah Management. Effective January 1, 2007, Morris Management purchased 42.5% of Morris Management from referring physician owners pursuant to which Morris Management issued three year promissory notes aggregating $106,250 to the selling physician owners in exchange for their ownership units ($4,250), subordinated notes payable ($106,250) and deferred interest payable ($34,240). Contemporaneously, Morris Management issued 4.5% of the acquired ownership of Morris Management to other existing minority interest holders and as of September 30, 2007, we own 89% of Morris Management. Our acquisition of such minority interest ownerships resulted in a one time extraordinary gain on acquisition of $88,000 for the first nine months of 2007. Both the notes issued to acquire the Hialeah Management and Morris Management minority interest ownerships accrue interest at 10% per annum and are payable with equal principal payments, plus accrued interest, due on each anniversary date (January 1) of the notes.

Financial Condition - Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficiency of $4,443,000 compared to $2,139,000 at December 31, 2006. The working capital deficiency includes $2,097,000 of notes payable and $1,773,000 of capitalized lease obligations which were classified as current liabilities because we were not in compliance with our debt covenant which required a debt to tangible net worth ratio not exceeding three to one.

If we were in compliance, such amounts would have been classified as long-term debt and our working capital deficiency would have been $573,000.

The following table details changes in components of working capital during the first nine months of 2007.

	September 30, 2007	December 31, 2006	Change
Cash	$659,000	$2,748,000	$(2,089,000)
Patients account receivable, net	219,000	614,000	(395,000)
Lease receivables	108,000	129,000	(21,000)
Management fees receivable - related parties	2,057,000	1,680,000	377,000
Other receivable - related party	—	17,000	(17,000)
Note receivable	225,000	486,000	(261,000)
Accrued interest, note receivable	—	52,000	(52,000)
Other current assets	392,000	273,000	119,000
Accounts payable	(1,386,000)	(1,073,000)	(313,000)
Accounts payable - related parties	(147,000)	(344,000)	197,000
Deferred interest on subordinated notes payable	(7,000)	(40,000)	33,000
Other current liabilities	(321,000)	(462,000)	141,000
Current portion of subordinated notes payable	(16,000)	(123,000)	107,000
Current portion of notes payable	(3,379,000)	(3,266,000)	(113,000)
Current portion of capitalized lease obligations	(2,847,000)	(2,830,000)	(17,000)
Working Capital Deficiency	$(4,443,000)	$(2,139,000)	$(2,304,000)

Our primary underlying drivers for cash inflows include new debt facilities and sales of common stock and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

Our primary source of working capital during the first nine months of 2007 was $2,196,000 of proceeds from financings related to the equipment and leasehold improvements at our PET imaging center located in Tamarac, Florida, $850,000 from the collection of the note receivable due from Trident Growth Fund L.P., and $213,000 from construction and equipment deposits paid in a prior period and applied to current period equipment and leasehold purchases. Primary sources of working capital during the first nine months of 2006 were $1,070,000 from construction loan proceeds and $625,000 from the sale of our investment in Trident Growth Fund, LLP.

During the first nine months of 2007, we used $1,517,000 of working capital for our operations compared to $1,086,000 provided by operations for the first nine months of 2006. Other uses of working capital during the first nine months of 2007 included $1,231,000 of loan and capital lease payments, as compared to $1,309,000 for the first nine months of 2006, $2,442,000 for capital expenditures as compared to $1,119,000 of capital expenditures and constructions deposits for the first nine months of 2006. In the first nine months of 2007 we paid $197,000 in distributions to a minority interest investor compared to $439,000 in distributions to minority interest investors during the first nine months of 2006. Additionally, during the first nine months of 2007 we advanced $127,000 to Premier Nassau to cover the costs of the debt offering.

As of September 30, 2007, our working capital includes $219,000 of net patient accounts receivable of which $97,000, or 41% of patient accounts receivable, were due from Medicare and $47,000, or 20% of patient accounts receivable, were due from Blue Cross/Blue Shield, $2,057,000 of management fee receivables of which 29%, 22%, 17%, 15% and 11%, respectively, is due from five related party customers, and $108,000 of lease receivables of which, 40%, 31%, 19% and 10%, respectively, was due from four physician groups.

Effective July 11, 2006, we sold our interest in Trident Growth Fund L.P to Trident Advisors for $2,570,000 which was comprised of a $625,000 cash payment and a $1,945,000 four year secured promissory note. As of June 30, 2007, the current portion of the note approximated $486,000 and the long-term portion was $1,459,000. Payments under the note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident Growth Fund L.P. each year, plus accrued interest. On August 13, 2007, in order to accelerate the timing in which we received funds, we executed an amendment to the sale agreement whereby the sales price was reduced by approximately $986,000 in exchange for an acceleration of the remaining payments owed on the note receivable. As a result of the amendment, on August 13, 2007, we received a payment of $775,000. On October 31, 2007, we received a final payment of $225,000.

On May 14, 2001, we purchased Premier PET Imaging International, Inc. (“Premier”) through which we establish, operate and manage outpatient diagnostic PET imaging centers and agreed to provide $1 million of our working capital to fund its operating activities and on November 11, 2002, we agreed to provide up to an additional $1 million of our working capital to fund Premier’s operating activities. As of September 30, 2007, $2,009,000 has been advanced. The Company may be required to advance additional working capital to fund the operations of Premier and its PET imaging centers, in excess of the $2,009,000 previously provided.

We currently operate eight PET imaging centers. Each new PET imaging center requires the acquisition of PET imaging equipment and systems all of which require service and maintenance. The PET imaging equipment for our Forest Hills, New York, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida PET imaging centers are covered by maintenance agreements with General Electric. Effective April 1, 2007, General Electric reduced the maintenance fees for such maintenance agreements from approximately $15,000 a month per PET imaging center to approximately $9,000 a month per PET imaging center. The PET/CT imaging equipment at the Jacksonville, Florida PET imaging center was under warranty until June 2007 and the PET/CT imaging equipment at the Tamarac, Florida PET imaging center is under warranty until May 31, 2008. The potential annual savings under these restructured maintenance agreements are estimated at $253,000 for all four locations. In the event the PET/CT imaging equipment requires a major repair, which is not covered by such agreements, such estimated maintenance cost savings could be significantly less. The maintenance contract for our Wichita, Kansas PET imaging center is a pay as you go contract based on time and materials incurred. The premises in which the centers conduct their operations are leased, and as of September 30, 2007, our premises lease commitments approximate $51,000 per month.

Our existing debt service including principal and interest for all of our debt and capital leases approximates $3,520,000 for the next twelve months. Our equipment and leasehold improvement loan and lease agreements with lenders require that we maintain a $500,000 cash balance as well as a debt to tangible net worth ratio of no more than three to one. As of September 30, 2007 we are not in compliance with the debt to tangible net worth ratio. We anticipate that we will be the borrower or guarantor of all additional equipment indebtedness incurred by the PET imaging centers in which we have an ownership interest.

On November 5, 2007, the Company and Premier Oncology entered into continuing guarantees with Manufacturers Traders and Trust Company and unlimited guarantees with M&T Credit Services, LLC, in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau, an unconsolidated affiliate in which Premier Oncology holds a 24.5% equity interest. A similar guarantee was also entered into by several other corporate entities not owned by us that are a party to the transaction. The equipment lease is a non-cancelable net lease transaction with a base term of 84 months and will commence upon acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of the equipment lease and the lines of credit.

The PET imaging equipment for our PET imaging centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida was originally financed by DVI. In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, we executed addendums to such loan agreements with US Bank resulting in a reduction of debt service for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and an increase of debt service for the years ending December 31, 2009, 2010 and 2011 of $270,000, $1,060,000 and $275,000, respectively. The increase in overall principal and interest payments for the years ending December 31, 2010 and 2011 include principal balloon payments of $854,000 and $273,000, respectively. In connection with the loan modifications, we paid US Bank a fee of $21,000.

The PET imaging equipment and leasehold improvements for our PET imaging centers located in Forest Hills, New York; East Setauket, New York; Jacksonville, Florida; and, Tamarac Florida were financed by GE Capital. Effective October 15, 2007, we executed addendums to the financing agreements for such financings with GE Capital pursuant to which the terms of repayment of an aggregate of $8,683,000 of debt principal were modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $294,000 and $163,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2011, 2012 and 2013 by $30,000, $181,000 and $442,000, respectively. In connection with the financing agreement modifications, we paid GE Capital a fee of $8,000.

The PET/CT imaging equipment and leasehold improvements for out PET imaging center located in Rockville Centre, New York were financed by Siemens pursuant to financing agreements. Effective November 1, 2007, we executed addendums to the financing agreements for such financings with Siemens pursuant to which the terms of repayment of an aggregate of $1,987,000 of debt principal were modified resulting in an overall reduction of principal and interest payments for the years ending December 31, 2007 and 2008 of $44,000 and $7,000, respectively, and increased overall principal and interest payments for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 by $16,000, $16,000, $16,000, $13,000, and $11,000, respectively. In connection with the financing agreement modifications, the Company paid Siemens a fee of $4,000.

On October 25, 2005, we entered into an Exclusive Radiology Services Agreement with Michael Fagien, M.D. to serve as our radiologist to perform all required radiology services for all new Florida PET imaging centers as well as any other imaging centers which are owned or managed by us or which are acquired or established by us. Pursuant to such agreement, we agreed to pay Dr. Fagien a fee of $250,000 per year, plus an additional fee of $170 for each PET imaging scan and $75 for each computerized tomography scan (“CT scan”) read and interpreted by Dr. Fagien in excess of 1,470 procedures in each year of the term of such agreement. On March 22, 2007, the agreement was amended to provide that as of April 1, 2007, the $250,000 annual fee was eliminated and Dr. Fagien agreed to a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him. Additionally, on October 25, 2005, we entered into an Executive Employment Agreement, as amended, with Dr. Fagien, pursuant to which Dr. Fagien serves as our Chief Medical Officer during an initial term of five years, subject to renewal for three successive two year periods with an annual salary of $250,000. On October 31, 2007, the Executive Employment Agreement was amended to provide for a reduction in Dr. Fagien’s annual salary to $150,000, effective as of November 15, 2007, and to modify the restrictive covenant provisions of such Agreement whereby Dr. Fagien is permitted to read and interpret PET and magnetic resonance imaging scans for third parties that are not in competition with us.

We have taken certain actions including: (i) the restructuring of certain existing financing agreements which will reduce debt service; (ii) negotiated lower rates for the cost of maintenance on certain of its PET/CT imaging equipment; (iii) negotiated reductions in the amounts it will pay pursuant to radiology service agreements and reduced the radiology reading fees paid to our Chief Medical Officer; and, (iv) implemented staff reductions. The following table presents such estimated potential cash savings through the year ended December 31, 2013.

Fiscal Year	Debt Restructuring	Maintenance Agreements	Radiology Costs	Insurance Premium Renewals	Staff Reductions	Totals
2007	$1,292,000	$123,000	$295,000	$43,000	$285,000	$2,038,000
2008	719,000	225,000	295,000	143,000	594,000	1,976,000
2009	(286,000)	253,000	295,000	143,000	594,000	999,000
2010	(1,076,000)	253,000	295,000	143,000	594,000	209,000
2011	(321,000)	253,000	295,000	143,000	594,000	964,000
2012	(193,000)	253,000	295,000	143,000	594,000	1,092,000
2013	(453,000)	63,000	295,000	143,000	594,000	642,000
	$(318,000)	$1,423,000	$2,065,000	$901,000	$3,849,000	$7,920,000

In addition to the foregoing actions, we anticipate that we will need to: (i) substantially revise and improve our marketing plan and effect implementation to increase procedure volume; (ii) negotiate with our creditors to restructure our existing debt service; (iii) continue our efforts to cut operating costs; and, (iv) raise additional funds for general working capital needs. In July 2007, we restructured our executive management. As a result of such restructuring, we installed a new President and Chief Executive Officer and a new Board of Directors.

We believe our existing working capital as of September 30, 2007, which includes a cash balance of $659,000 provides us with necessary working capital to meet our current working capital needs into the first quarter of 2008, provided that, among other things, (i) our senior creditors do not call their respective loan and or lease financings as a result of non-compliance with one of its debt covenants and (ii) we do not experience a decrease in procedure volumes. Because of the impact of the DRA and the current negative volume trend at half of our PET imaging centers, it will be difficult for our existing PET imaging centers to establish and maintain a trend of generating working capital from their operations and as a result we believe that we need to raise significant additional capital. To that end, in July 2007, we restructured our executive management. As a result of such management restructuring, the Company put in place a new Board of Directors and installed Mr. Lipstein as our new President and Chief Executive Officer to, among other things, assist us to raise additional capital to support our general working capital needs. There can be no assurance that our restructuring efforts will be successful.

Statement Regarding Forward- Looking Disclosure

This Quarterly Report of The Sagemark Companies Ltd., including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and could, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on Form 10-KSB, and those described in any other filings which we make with the SEC, as well as the risks that at September 30, 2007, the Company: (i) was not in compliance with a debt covenant that requires it to maintain a debt to tangible net worth ratio that does not exceed three to one; (ii) has a working capital deficiency of $4,443,000; (iii) is subject to reduced reimbursement rates resulting from the DRA and needs to substantially increase procedure volumes at its PET imaging centers in order to replace diminished revenues resulting from such reductions; and, (iv) has increased deductibles pertaining to hurricane wind and hail insurance policies.

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits listed below as filed as part of this Quarterly Report for the period ended September 30, 2007.

10.1
Termination Agreement dated September 6, 2007 between Elizabeth Farrell Longton and The Sagemark Companies Ltd. (Filed with the Securities and Exchange Commission on September 13, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.2
Amendment To Schedule Dated As Of 06/24/2003 To Master Lease Agreement Dated As Of 06/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.3
Amendment To The Promissory Note Dated As Of 12/31/2004 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.4
Amendment To Schedule Dated As Of 08/29/2005 To Master Lease Agreement Dated As Of 6/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.5
Amendment To The Promissory Note Dated As Of 08/29/2005 dated October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.6
Amendment To Schedule Dated As Of 02/12/2006 To Master Lease Agreement Dated As Of 06/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.7
Amendment To The Promissory Note Dated As Of 02/12/2006 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.8
Amendment To Schedule Dated As Of 03/20/2007 To Master Security Agreement Dated As Of 08/29/2005 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.9
Amendment To The Promissory Note Dated As Of 05/12/2006 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.10
Letter Agreement dated October 25, 2007 by and between The Sagemark Companies and Michael Fagien, M.D. (Filed with the Securities and Exchange Commission on October 31, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.11
Master Equipment Lease dated as of November 5, 2007 by and between M&T Credit Services LLC and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.12
Amendment to Master Equipment Lease dated as of November 2, 2007 by and between M&T Credit Services LLC and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.13
Continuing Guaranty of The Sagemark Companies Ltd. dated November 5, 2007 in favor of M&T Credit Services LLC on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.14
Continuing Guaranty of Premier Oncology, Inc. dated November 5, 2007 in favor of M&T Credit Services LLC on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.15
Loan Agreement dated November 5, 2007 by and between Manufacturers Traders and Trust Company and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.16
Revolving Demand Note dated November 5, 2007 by and between Manufacturers Traders and Trust Company and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.17
Unlimited Guaranty of The Sagemark Companies Ltd. dated November 5, 2007 in favor of Manufacturers Traders and Trust Company on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.18
Unlimited Guaranty of Premier Oncology, Inc. dated November 5, 2007 in favor of Manufacturers Traders and Trust Company on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current Reports filed on Form 8K for the period January 1, through November 16, 2007, are incorporated herein by reference thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Sagemark Companies Ltd.

November 16, 2007	/s/ RON LIPSTEIN
Ron Lipstein
Chief Executive Officer,
President and Director

November 16, 2007	/s/ GEORGE W. MAHONEY
George W. Mahoney
Chief Financial Officer