Form 10KSB
period 2007-12-31
SAGEMARK COMPANIES LTD
filed 2008-04-04
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file Number 0-4186

THE SAGEMARK COMPANIES LTD.
(Name of small business issuer as specified in its charter)

New York	13-1948169
(State of incorporation)	(IRS Employer Identification Number)

1285 Avenue of the Americas, 35th Floor
New York, NY 10019
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (212) 554-4219

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2007 were $8,383,000.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 21, 2008 was approximately $397,000 computed on the basis of a closing price of $.04 per share on said date of the issuer’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board. Shares of the issuer’s common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2008, the number of shares outstanding of the 7,661,503 shares of its par value $0.01 common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

PART I

Sagemark Companies Ltd. ∙ Form 10KSB

Item 1. Description of Business.

Business Developments

The Registrant is a holding company which was formed in 1961 as a New York corporation. It has changed its name several times. Its name has been The Sagemark Companies Ltd. since 1999.

As of December 31, 2007 and for more than the three years then ended, we owned, operated and managed out-patient medical diagnostic imaging centers that utilize positron emission tomography (“PET”) and/or computed tomography (“CT”) imaging equipment, collectively referred to as “PET/CT”. Subsequent to December 31, 2007, our Board of Directors made a determination to divest from our PET/CT operations. We have sold and/or closed substantially all of our PET/CT operations. Other recent business developments include a restructuring of our Board of Directors and executive management and an investment in a radiation therapy business. The following describes these developments in further detail.

Divestiture from our Current Business

For 2007 and 2006, we incurred net losses of $10,942,000 and $1,815,000, respectively. The loss for 2007 includes a goodwill impairment charge of $4,811,000 and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of December 31, 2007, we had a working capital deficiency of $11,948,000 including $5,091,000 of notes payable and $5,924,000 of capitalized lease obligations which were reclassified from long-term to current liabilities because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults or any future defaults that may occur on other secured indebtedness. Any uncured defaults of any such debt will have a material adverse affect on us.

The insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007. We have also lost market share to competitors due to our equipment not having the latest technological advancements at three of our imaging centers. These factors have had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses have been an impediment to efforts to obtain the capital required to support our current debt obligations, on-going operations and further our radiation therapy ventures.

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest and that of our shareholders and creditors to seek a divestiture from our PET imaging centers in an attempt to satisfy our debt obligations. Secured debt and guarantees on such date related to our PET imaging operations approximate $12.9 million. Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

Sagemark Companies Ltd. ∙ Form 10KSB

We commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers. On February 26, 2008 we sold our equity interests in our two PET imaging centers located in Rockville Centre and Forest Hills, New York, receiving cash proceeds of $325,000 and disposing of net liabilities resulting in a gain on disposal of $2,240,000 after deducting transaction costs of $39,000.

We were unable to find a buyer for our remaining PET imaging centers and on March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida.

Board of Directors and Management Restructuring

On July 2, 2007, our Board of Directors ratified a plan to restructure our management.

•	The entire Board of Directors, then consisting of Theodore B. Shapiro, Edward D. Bright, Stephen A. Schulman, MD, and Robert Blessey, resigned.

•	Ron Lipstein and Steven Katz, Ph.D. were appointed to the Board.

•
We agreed that Joseph Stevens & Co., the placement agent for our most recent private placements, could appoint a member to the Board. Joseph Stevens & Co. has not designated an appointee to the Board of Directors.

•	Mr. Shapiro resigned from his position as our Chief Executive Officer and was appointed to serve as our Vice-President.

•
Dr. Schulman resigned from his position as the Chief Executive Officer of our wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. (“Premier”) and was appointed as the Vice President of Premier.

•	Mr. Lipstein was appointed as our President and Chief Executive Officer.

Investment in Radiation Therapy Business

In late 2006 we began an effort to develop medical centers featuring advanced radiation therapy systems and equipment for the treatment of certain cancers and in the fourth quarter 2006 we made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems of which $50,000 was designated for each of the proposed radiation therapy treatment centers in Nassau, New York, Dover, New Jersey and Suffolk, New York.

We established Premier Oncology, Inc, a wholly owned subsidiary (“Premier Oncology”), through which we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (Premier Nassau). Premier Nassau is developing a cancer radiation treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity.

On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau. A similar guarantee was also entered into by several other corporate entities that we do not own but that are parties to the transaction.

Sagemark Companies Ltd. ∙ Form 10KSB

Premier Oncology formed Premier Oncology of New Jersey, Inc. as its wholly owned subsidiary. Premier Oncology of New Jersey, Inc. entered into a joint venture agreement with Saint Clare’s Hospital Inc. on October 22, 2007 to form Advanced Radiation Therapy, LLC, a radiation therapy center that will be located on the Saint Clare’s Hospital medical campus in Dover, New Jersey.

We are in active negotiations to sell our equity interests in our radiation therapy ventures. In connection with such negotiations, we are seeking refunds for the outstanding deposits ($100,000) paid towards the purchase of TomoTherapy® Hi-Art® systems and a release from the $4.5 million aggregate financing guarantees made to M&T. However, there can be no assurance that such negotiations will lead to the sale of our radiation therapy ventures and if so, what the terms and conditions will be.

Our Business During 2007 and 2006

During 2007 and 2006, we owned, operated and managed outpatient medical diagnostic imaging centers utilizing PET, combination PET and CT and related equipment and technology. PET is a non-invasive medical diagnostic imaging procedure that produces images of the body’s metabolic and biologic functions. This imaging modality is currently used by physicians for the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders, enabling physicians to diagnose and treat certain illnesses and diseases.

We managed our PET imaging centers either through direct ownership or through services agreements.

As of December 31, 2007 we conducted our PET imaging operations at the locations presented in the following table.

Center Location	Entities	Status
Wichita, Kansas	Premier PET Imaging of Wichita, LLC (PET Wichita) (a)	Closed in 2008

Rockville Centre, New York	Premier PET of Long Island, LLC (PET LI) (b)	Sold in 2008

Parsippany, New Jersey	Morris County PET Management, LLC (Morris Management) (c)	Closed in 2008

Hialeah, Florida	Hialeah PET Management, LLC (Hialeah Management) (d)	Operating

Forest Hills, New York	PET Management of Queens, LLC (Queens Management) (e)	Sold in 2008

East Setauket, New York	Suffolk PET Management, LLC (Suffolk Management) (f)	Closed in 2008

Jacksonville, Florida	Premier PET Imaging of Jacksonville, LLC (PET Jacksonville) (g)	Closed in 2008

Tamarac, Florida	Premier PET Imaging of Tamarac, LLC (PET Tamarac) (g)	Closed in 2008

(a)	PET Wichita is a PET imaging center which we directly owned and operated and which was closed in March 2008.

(b)
Pursuant to a Turnkey License and Services Agreement, PET LI managed Rockville PET Imaging, P.C. (Rockville PET Imaging), a PET imaging center in which we do not own any interest. In February 2008 we sold our interests in the Rockville Centre, New York PET imaging center.

(c)	Morris Management managed the operations of Premier PET Imaging of New Jersey, Inc., (PET NJ), a PET imaging center which we directly owned and operated and which we closed in March 2008.

(d)
Pursuant to an Administrative Services Agreement, Hialeah Management manages the operations of Premier PET Imaging of Hialeah, Inc., an independent PET imaging center owned by Eiber Radiology, Inc. (Eiber Radiology).

(e)
Pursuant to a Turnkey License and Services Agreement, Queens Management manages Forest Hills PET Imaging, PC (Forest Hills PET Imaging), a PET imaging center in which we do not own any interest. In February 2008 we sold our interests in the Forest Hills, New York PET imaging center.

(f)
Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages the operations of Advanced PET Imaging, a PET imaging center in which we do not own any interest. In March 2008 we closed the PET imaging center located in East Setauket, New York.

(g)
PET Jacksonville and PET Tamarac manage the operations of separate PET imaging centers pursuant to a letter agreement with Eiber Radiology. In March 2008 we closed the PET imaging centers located in Jacksonville and Tamarac, Florida.

Sagemark Companies Ltd. ∙ Form 10KSB

The following table presents information regarding the revenues generated by our PET imaging operations.

For the Year Ended December 31,	2007	2006
Revenues:
Management fees related - party	$5,894,000	$6,158,000
Net Patient service revenue	1,653,000	3,759,000
Lease revenue	836,000	474,000
Total revenues	$8,383,000	$10,391,000

Management fee revenues were derived from management and administrative services rendered pursuant to agreements with professional corporations which conduct their medical practices at our PET imaging centers. In some instances, the radiologists who own the professional corporations are also equity owners in our subsidiaries. The agreements typically have ten year terms with renewal options and provide for the payment of monthly management fees by the professional corporations. In addition to providing management services, we provided the facilities, medical and other equipment, and furniture and furnishings for each managed PET imaging center.

Net patient service revenue was derived from the imaging procedures performed at the PET imaging centers which we directly own. Lease revenue was derived from leasing blocks of time for the use of our PET imaging center located in Jacksonville, Florida.

About the PET Imaging Industry

The market for PET and PET/CT medical diagnostic imaging services is highly fragmented and shared by a growing number of medical diagnostic clinics, imaging companies and hospitals. PET imaging services are performed in both fixed sites and mobile units.

The capabilities of PET as a diagnostic and treatment tool have gained greater recognition in the clinical community. Medicare coverage for PET now includes coverage for a growing number of medical indications including breast cancer, cervical cancer, colorectal cancer, esophageal cancer, head and neck cancers, lung cancer (non-small cell), lymphoma, melanoma, solitary pulmonary nodule, thyroid cancer and Alzheimer’s disease as well as myocardial viability, myocardial perfusion and refractory seizures.

PET imaging provides a direct measure of alterations in the body’s biochemistry and functional/metabolic activities that other diagnostic imaging modalities (i.e., magnetic resonance imaging, computerized axial tomography and conventional radiographic imaging) do not. Prior to the introduction of PET technology, only anatomical imagery was available. In most cases, the precursors to all disease are biochemical in nature and initially affect function, as opposed to structure. PET imaging, which has the ability to create a diagnostic image of early metabolic changes, can significantly reduce the time required for diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

Sagemark Companies Ltd. ∙ Form 10KSB

PET reduces or eliminates ineffective or unnecessary surgery and hospitalization in many instances. In addition, it offers the following advantages over current medical diagnostic imaging procedures:

•	Replaces the need for multiple, costly medical testing with a single imaging procedure

•	Displays a 3D image of all of the organ systems of the body with one examination

•	Diagnoses and detects diseases, in most instances before detection by other tests

•	Monitors the path and progress of disease as well as response to treatment

•	Reduces redundant medical costs and reduces discomfort to the patient

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
We have lost market share to competitors due to our equipment not having the latest technological advancements at three of our imaging centers. This loss in market share, combined with the decrease in reimbursement rates caused by the Deficit Reduction Act, has had a significant and material adverse affect on our ability to generate a level of revenues sufficient to support our business operations.

Suppliers

In order to perform a PET scan on a patient, a radioactive isotope is administered to each patient prior to the scan. Such isotopes are manufactured by a small number of suppliers, which includes such national suppliers IBA Eastern Isotopes, Inc. and PETNET Pharmaceuticals, Inc. and maintain their effectiveness for not more than one day. Because of the short period of time that these isotopes maintain their effectiveness, it is important to utilize suppliers proximate to each PET imaging center. We purchased the isotopes used by our Rockville Centre, Forest Hills (Queens), Parsippany, New Jersey and Hialeah, Florida PET imaging centers from IBA Eastern Isotopes, Inc. and the isotopes used by our Jacksonville, Florida and Tamarac, Florida PET imaging centers from PETNET Pharmaceuticals, Inc., and the isotopes used by our Wichita, Kansas PET imaging center from PFI, LLC. The isotopes used by our East Setauket (Suffolk), New York PET imaging center were purchased from IBA Eastern Isotopes, Inc. and PETNET Pharmaceuticals, Inc.

Dependence on a Few Major Customers

A substantial portion of our revenue has been derived from a few customers. The following table sets forth the amount and percentage of net patient service revenue from those customers which accounted for at least 10% of net patient service revenues for the periods presented.

For the Year Ended	December 31, 2007		December 31, 2006
Medicare	$603,000	36%	$1,868,000	50%
Blue Cross/Blue Shield	446,000	27%	958,000	25%

Sagemark Companies Ltd. ∙ Form 10KSB

The following table sets forth the amount and percentage of management fee revenue from those customers which accounted for at least 10% of management fee revenues for the periods presented.

For the Year Ended	December 31, 2007	December 31, 2006
Rockville PET Imaging	$2,085,000 35%	$1,934,000 31%
Forest Hills PET Imaging	1,172,000 20%	1,619,000 26%
Eiber Radiology	1,036,000 18%	* *
Advanced PET Imaging	879,000 15%	728,000 12%
Premier PET Imaging of Hialeah	722,000 12%	1,316,000 21%

* - less than 10% of management fee revenues for the specified period.

For 2007, three customers accounted for $388,000, or 46%, $221,000, or 26%, and $199,000, or 24%, of lease revenue. For 2006 those same three customers accounted for $228,000, or 48%, $142,000, or 30%, and $104,000, or 22%, respectively, of lease revenue.

Government Regulation

We are subject to extensive regulation by both the federal government and the states in which we conduct our business. There are numerous healthcare and other laws and regulations we are required to comply with in the conduct of our business. Among the statutes that we are required to comply with are the federal physician self-referral law, commonly referred to as “Stark II,” which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity. Effective January 1, 2007, PET imaging, as a nuclear medicine service, is considered a designated health service under Stark II. In order to comply with the Stark II provisions, we acquired the equity ownerships of physicians who referred to our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida.

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

Any violation of any of the laws, rules or regulations to which our business is subject could have a material adverse effect upon us. See “Risk Factors-Risks Related to our Business.”

Employees

As of December 31, 2007 we employed 24 people, including our officers. Subsequent to December 31, 2007 we have reduced our full time employees down to 7. Our employees are not subject to a collective bargaining agreement.

Sagemark Companies Ltd. ∙ Form 10KSB

Additional Information

Reports Filed with the Securities and Exchange Commission

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, in accordance therewith, file reports, proxy and information statements and other information with the Securities and Exchange Commission (the SEC). Reports, proxy statements and other information filed by us with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained upon written request addressed to the Commission, Public Reference Section, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission also maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Risk Factors

You should carefully review and consider the following risks, as well as all other information contained in this Annual Report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Annual Report constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, “Statement Regarding Forward-Looking Statements” in Item 6.

Risks Related to Our Current Financial Condition

We have discontinued substantially all of our operating activities

Subsequent to December 31, 2007, we have sold or closed all but one of our PET imaging centers and are in active negotiations for the sale our investment in the radiation therapy business. We do not currently have a plan for any future operations. Until such time as we develop a new business, if ever, our revenues, if any, will not be significant. The capital requirements associated with developing a new business will be substantial and will require additional outside financing. There can be no assurance that we will be able to continue as an active corporation.

Sagemark Companies Ltd. ∙ Form 10KSB

We have a history of losses, do not have sufficient working capital, are in default on a significant portion of our continuing debt service obligations, and may seek protection under available bankruptcy laws

For the years ended December 31, 2007 and 2006, we incurred net losses of $10,942,000 and $1,815,000, respectively. The loss for 2007 includes a goodwill impairment charge of $4,811,000 and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of December 31, 2007, we had a working capital deficiency of $11,948,000 including $5,091,000 of notes payable and $5,924,000 of capitalized lease obligations which were reclassified from long-term to current liabilities because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults or any future defaults that may occur on other secured indebtedness.

Secured debt and guarantees related to our PET imaging operations approximated $12.9 million as of December 31, 2007. After the sale in February 2008 of our interests in two companies that managed the operations of the PET imaging centers in Forest Hills, New York and Rockville Centre, New York, we have secured debt approximating $8.7 million, including $7.2 million owed to General Electric Capital Corporation (GE Capital) and $1.5 million owed to Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, (US Bank). Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

On March 12, 2008, GE Capital provided us with a notice of default, demanding us to pay $266,000 of delinquent debt service by March 21, 2008. We did not make such payment and GE Capital has demanded accelerated payment on debts outstanding to them approximating $7.8 million. We advised GE Capital that we are ceasing the operations of the PET imaging centers where the collateral underlying the debt is located and that as of March 25, 2008 we agree to a voluntary surrender of such collateral.

We also have approximately $602,000 of unsecured debt obligations and approximately $1.4 million of outstanding trade payables. We do not have sufficient working capital to satisfy our obligations to these unsecured creditors.

All of these factors raise substantial doubt about our ability to continue our operations and efforts to restructure our business and may require us to seek protection under available bankruptcy laws.

The loss of our executive officers or key personnel would adversely affect our business

We have sold or closed substantially all of our operations. Our ability to restructure the business will be dependent on the services of our executive officers and certain key personnel. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business.

Sagemark Companies Ltd. ∙ Form 10KSB

Risks Related to Operating Our Remaining PET Imaging Center

The PET imaging equipment at our remaining PET imaging center does not have the latest technological advancements, PET/CT imaging equipment

Our remaining PET imaging center located in Hialeah, Florida does not have the latest technologically advanced PET imaging equipment. As a result, this PET imaging center has experienced a loss in market share. As new technological advancements are made, this loss in market share could continue and have a material adverse impact on its business.

The PET imaging equipment at our remaining PET imaging center is not covered by a comprehensive service agreement

The PET imaging equipment we purchased was delivered with a one year manufacturer’s warranty and after the first year we have historically entered into maintenance agreements with the manufacturers to provide coverage for required maintenance and repairs to the PET imaging equipment. In 2008 the maintenance contract for our remaining PET imaging center expired and a new agreement was not entered into. In the event the imaging system requires a major repair, our maintenance costs could be significant.

Complying with federal and state regulations is an expensive and time consuming process, and any failure to comply could result in substantial penalties

We are subject to extensive regulation by both the federal government and the state in which we conduct the operations of our remaining PET imaging center. There are numerous health care and other laws and regulations that we are required to comply with in the conduct of our business. These laws may be materially changed in the future or new or additional laws or regulations may be adopted with which we will be required to comply with. The cost of compliance with current and future applicable laws, rules and regulations may be significant.

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

Another trend affecting the healthcare industry is the increased use of the Federal False Claims Act and, in particular, actions under the Act’s “whistleblower” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, then the individual may choose to pursue the case alone, in which case the individual’s counsel will have preliminary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states are considering or have enacted laws modeled after the Federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation.

Sagemark Companies Ltd. ∙ Form 10KSB

Future actions under the Federal False Claims Act may result in significant fines and legal fees, which would adversely affect our financial condition and our ability to operate.

If our operations are found to be in violation of any of such laws or the other governmental rules and regulations to which patients or we are subject, we may be subject to the applicable penalties associated with any such violations and, possibly, the curtailment of our operations. Any penalties, damages, fines, sanctions or curtailment of activities would adversely affect our financial results and ability to operate our business. The risk of our being found in violation of these laws, rules and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant costs and expenses and divert our management’s attention from the operation of our business.

The services provided at our PET imaging center require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws

The imaging services provided at our PET imaging center involve the controlled storage, use and disposal of material containing radioactive isotopes. While this material has a short half-life, meaning it quickly breaks down into inert or non-radioactive substances, use of these materials presents a risk of accidental environmental contamination and physical injury.

We are subject to various federal, state, and local laws and regulations governing the use, storage, handling and disposal of such materials and waste products. Although we believe that our insurance coverage and safety procedures for handling and disposing of these hazardous materials are adequate, in the event of an accident or injury to a patient as a consequence of administering such isotopes, we could be held liable for any damages, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain such insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s time and efforts in order to comply with current or future environmental, health, and safety laws and regulations relating to these materials.

A successful liability claim against us in excess of our insurance coverage would harm our business

We currently maintain commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. Such insurance is expensive, subject to various coverage exclusions and deductibles and may not be obtainable in the future on terms acceptable to us. Such insurance currently costs us approximately $473,000 annually and we may not have the ability to pay for or renew our existing insurance policies. While we have not been subjected to any claims to date, we do not know if any claims that may be asserted against us in the future arising from the use of the PET imaging systems at our PET imaging centers will be successfully defended or that our insurance will be sufficient to cover liabilities arising from any such claims. A successful claim against us in excess of our insurance coverage could materially harm our business.

Sagemark Companies Ltd. ∙ Form 10KSB

We depend on a small number of Fluoro-Deoxy-Glucose (FDG) suppliers, the loss of which could adversely affect our business

Every FDG PET procedure requires the injection of FDG, the radioisotope tracer most commonly used in these procedures. There are a limited number of qualified FDG suppliers of this essential radioisotope. Currently, we are dependent upon IBA Eastern Isotopes, Inc., PETNET Pharmaceuticals, Inc., and PFI, LLC for these isotopes. Any interruptions or delays in the supply and/or delivery of FDG could materially harm our present operations by curtailing our PET imaging center’s ability to perform PET scans on its patients and thereby adversely affect revenues and financial condition.

Risks Related to our Securities and Capital Structure

We are not in compliance with rules requiring the adoption of certain corporate governance measures. This may result in shareholders having limited protections against interested director transactions, conflicts of interest and similar matters

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (the applicable compliance date for companies in our category was extended to January 1, 2008). We have not yet adopted all of these measures. We are in compliance with the requirement relating to the adoption of a corporate Code of Ethics, we are not in compliance with the requirement relating to the establishment of an audit committee consisting of all independent board members and the requirement to have independent members on the Board of Directors. We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. There can be no assurance as to whether or when our common stock will be listed on NASDAQ.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2008 calendar year. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in

Sagemark Companies Ltd. ∙ Form 10KSB

time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

The liability of our officers and directors is limited

The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers, our directors and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the New York Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. In addition, we entered into an indemnification agreement with our Chief Financial Officer which provides for expanded indemnification rights for him. As a result of the foregoing, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders. Notwithstanding the foregoing, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

We may maintain cash deposits in excess of federally insured limits with various banks

The Federal Deposit Insurance Corporation (the “FDIC”) insures deposits up to $100,000 in virtually all United States banks and savings associations. In the event an FDIC-insured bank fails and depositors lose their money, the FDIC pays depositors up to $100,000 of the money lost. Although our funds are deposited in accounts with FDIC insured banks, the amounts of cash in these accounts may exceed federally insured limits. In the event of a failure of one of the banks where our funds are deposited, we would only be able to recover from the FDIC up to $100,000 of any funds which are lost.

Sagemark Companies Ltd. ∙ Form 10KSB

The limited public trading market may cause volatility in the price of our common stock

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “SKCO.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock. Approximately 7,601,503 shares of our common stock, or approximately 99% of our outstanding shares of common stock, are freely tradable securities and trading volumes for our shares of common stock is limited.

During 2006, the shares of our common stock traded on the OTCBB at prices ranging from a low of $.42 per share to a high of $1.85 per share and during 2007 at prices ranging from a low of $.17 per share to a high of $1.06 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Sagemark Companies Ltd. ∙ Form 10KSB

Trading in our common stock over the last 12 months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices

Shares of our common stock are traded on the OTCBB. Approximately 180,000 shares were traded on an average monthly basis for 2007 and 238,000 for 2006. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	Lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Penny stock regulations may impose certain restrictions on marketability of our securities

The Securities and Exchange Commission (the Commission) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Sagemark Companies Ltd. ∙ Form 10KSB

Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
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

Additional authorized shares of our common stock available for issuance may adversely affect the market

We are authorized to issue 25,000,000 shares of common stock. There are 8,008,261 shares of our common stock issued and 7,661,503 shares outstanding (including 346,758 shares of common stock held in treasury). The total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under our 1999 Long-Term Incentive Stock Option Plan (the Stock Option Plan) or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which was completed in January 2005. As of December 31, 2007, we had outstanding stock options and warrants to purchase an aggregate of 4,760,625 shares of our common stock, of which 2,000,625 are exercisable at $4.00 per share and 2,760,000 are exercisable at prices ranging from $.76 per share to $3.91 per share. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants. In addition, as of December 31, 2007, there were 35,000 shares of our common stock reserved for issuance under the Stock Option Plan. To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between us and our vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without obtaining shareholder approval for such issuances.

Sagemark Companies Ltd. ∙ Form 10KSB

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 7,661,503 shares of our common stock outstanding (which does not include 346,758 shares held in the Company’s treasury) none have been issued for less than one year and are, therefore, not eligible for sale under Rule 144, 60,000 shares have been issued for more than one year and less than two years and are eligible for sale in compliance with Rule 144, subject to the volume and other limitations thereof, and all other shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k), without regard to the volume limitations there under.

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

There are certain provisions in our Certificate of Incorporation and By-Laws that may entrench management and make their removal from office more difficult

Our Articles of Incorporation authorize the Board of Directors to issue preferred stock in classes or series, and to determine voting, redemption and conversion rights and other rights related to such class or series of preferred stock that, in some circumstances, if approved by our Board, could have the effect of preventing a merger, tender offer or other takeover attempt which the Board of Directors opposes. Such provisions could also exert a negative influence on the value of the shares of our common stock and of a shareholder’s ability to receive the highest price for the shares of our common stock owned by them in a transaction that may be hindered by the operation of these provisions. In the event of the issuance of any shares of our preferred stock which contain any of the above features, such features may serve to entrench management and make their removal more difficult.

Sagemark Companies Ltd. ∙ Form 10KSB

Item 2. Description of Property.

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

Item 3. Legal Proceedings.

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, liquidity, or results of operations.

In May 2006, we entered into an office building lease with LaVilla Partners II, LLP, for space in a to-be-constructed building in Jacksonville, Florida. On January 2, 2008 we issued a notice of termination of the lease for non-delivery of a certificate of occupancy within the time frame outlined in the lease. On January 11, 2008, LaVilla Partners II, LLP delivered what it purported to be the required certificate of occupancy. Whether or not the certificate of occupancy as delivered by LaVilla Partners II, LLP complies with the terms of the lease, we intend to dispute the validity of the lease as a consequence of certain representations made to us on behalf of LaVilla Partners II, LLP as an inducement for us to enter into the lease. There can be no assurance of the outcome of any such dispute.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies, or otherwise.

PART II

Sagemark Companies Ltd. ∙ Form 10KSB

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol “SKCO.” The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Bid
Quarter Ended	High	Low
March 31, 2007	$0.80	$0.55
June 30, 2007	$1.06	$0.70
September 30, 2007	$0.81	$0.51
December 31, 2007	$0.54	$0.17

March 31, 2006	$1.75	$1.05
June 30, 2006	$1.35	$1.01
September 30, 2006	$1.25	$0.45
December 31, 2006	$0.70	$0.25

On March 21, 2008, there were approximately 2,500 holders of record of our common stock.

Description of Capital Stock

The following summary is qualified in its entirety by reference to our Restated Articles of Incorporation (Articles) and our By-Laws. Our authorized capital stock consists of 25,000,000 shares of common stock, $.01 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share.

Common Stock

As of December 31, 2007, 8,008,261 shares of our common stock have been issued, of which 7,661,503 shares are outstanding and 346,758 shares are held in treasury. Each share of common stock entitles the holder of record thereof to cast one vote on all matters acted upon at our stockholder meetings. Directors are elected by a plurality vote. Because holders of common stock do not have cumulative voting rights, holders or a single holder of more than 50% of the outstanding shares of common stock present and voting at an annual stockholders meeting at which a quorum is present can elect all of our directors. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. All of the outstanding shares of our common stock are fully paid and non-assessable, and the shares of our common stock to be issued in connection with the exercise of options under the Stock Option Plan and outstanding common stock purchase warrants, will be fully paid and non-assessable when issued.

Holders of shares of our common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its sole discretion from funds legally available therefore. In the event we are liquidated, dissolved or wound up, holders of our common stock are entitled to share ratably in the assets remaining after liabilities and all accrued and unpaid cash dividends are paid.

Sagemark Companies Ltd. ∙ Form 10KSB

Preferred Stock

As of December 31, 2007, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2007.

Our Board of Directors has the authority to divide the authorized preferred stock into series and the shares of each series will have such relative rights, powers and preferences as shall be fixed and determined by the Board of Directors. The provisions of a particular series of authorized preferred stock, as designated by the Board of Directors, may include restrictions on the payment of dividends on our common stock. Such provisions may also include restrictions on our ability to purchase shares of our common stock or to purchase or redeem shares of a particular series of our authorized preferred stock. Depending upon the voting rights granted to the holders of any series of authorized preferred stock, the issuance thereof could result in a reduction in the voting power of the holders of shares of our common stock. In the event we are dissolved, liquidated or winding up, whether voluntary or involuntary, the holders of our preferred stock will receive, in priority over the holders of shares of our common stock, a liquidation preference established by the Board of Directors, together with accrued and unpaid dividends. Depending upon the consideration paid for authorized shares of our preferred stock, the liquidation preference of authorized preferred stock and other matters, the issuance of authorized shares of our preferred stock could result in a reduction in the assets available for distribution to the holders of shares of our common stock in the event of our liquidation.

As of December 31, 2007, there are 2,962 shares of our preferred stock issued and outstanding, of which 170 shares are designated as Series B Preferred Stock, 92 shares are designated as Series E Preferred Stock, and 2,700 shares are designated as Series F Preferred Stock.

The holders of the Series B preferred shares are entitled to annual dividends of $3.50 per share, provided that we have attained annual after tax earnings of more than $200,000, and have a liquidation preference in connection with any involuntary liquidation of $87.50 per share. The shares of Series B preferred stock are redeemable by us at $87.50 per share. There was approximately $1,000 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2007. In 2007 and 2006, no dividends were declared on the Series B preferred stock. The holders of the Series E preferred shares are entitled to annual dividends of $.10 per share, provided that we have attained after tax earnings of more than $200,000. There was approximately $18 in accrued unpaid dividends on this Series of preferred stock as of December 31, 2007. In 2007 and 2006, no dividends were declared on the Series E preferred stock. The holders of the Series F preferred shares are entitled to annual dividends of $8 per share in any year in which our net after tax income exceeds $500,000. The shares of Series F preferred stock are redeemable by us at $1 per share. There was approximately $43,000 in accrued unpaid dividends on this series of preferred stock as of December 31, 2007. In 2007 and 2006, no dividends were declared on the series F preferred stock.

Dividends

We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

For the past six years we have been engaged in the development and operation of out-patient medical diagnostic imaging centers that feature PET and PET/CT imaging systems on which is performed medical diagnostic imaging procedures used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders. For various reasons, our PET imaging operations have not generated the revenue we had originally planned.

To increase revenue, we explored other opportunities for growth that would be synergistic to the PET and PET/CT operations and that would provide another source of revenue and sought to establish radiation therapy centers for the treatment of cancer, featuring state-of-the-art radiation therapy technologies. With this initiative in radiation therapy, we planned to transition from operations devoted solely to medical facilities utilizing PET and PET/CT imaging systems, to a business model that would complement the PET and PET/CT operations focused on the development of medical facilities for the treatment of certain cancers through advanced radiation therapy systems.

For 2007 and 2006, we incurred net losses of $10,942,000 and $1,815,000, respectively. The loss for 2007 includes a goodwill impairment charge of $4,811,000 and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of December 31, 2007, we had a working capital deficiency of $11,948,000 including $5,091,000 of notes payable and $5,924,000 of capitalized lease obligations which were reclassified from long-term to current liabilities because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults or any future defaults that may occur on other secured indebtedness. Any uncured defaults of any such debt will have a material adverse affect on us.

The insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act. We have also lost market share to competitors due to our equipment not having certain advanced technologies at three of our imaging centers. These factors have had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses have been an impediment to efforts to obtain the capital required to support our current debt obligations, on-going operations and further our radiation therapy initiative.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest and that of our shareholders and creditors to seek a divestiture from our PET imaging centers in an attempt to satisfy our debt obligations. Secured debt and guarantees related to our PET imaging operations approximate $12.9 million. Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

We commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers. On February 25, 2008 we sold our equity interests in our two PET imaging centers located in Rockville Centre and Forest Hills, New York to a former employee. We were unable to find a buyer for our remaining PET imaging centers and on March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida.

Financial Condition - Liquidity and Capital Resources

At December 31, 2007, we had a working capital deficiency of $11,948,000 compared to $2,139,000 at December 31, 2006. The working capital deficiency at December 31, 2007 includes $11,015,000 of notes payable and capitalized lease obligations which were classified as current liabilities because we are in default of our debt agreements with our senior lenders. Secured debt and guarantees related to our PET imaging operations approximated $12.9 million as of December 31, 2007. After the sale, in February 2008, of two of our PET imaging centers in Forest Hills, New York and Rockville Centre, New York we have secured debt of approximately $8.7 million, including $7.2 million owed to General Electric Capital Corporation (GE Capital) and $1.5 million owed to Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, (US Bank). Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

On March 12, 2008, GE Capital provided us with a notice of default, demanding us to pay $266,000 of delinquent debt service by March 21, 2008. We did not make such payment and GE Capital has demanded accelerated payment on debts outstanding to them approximating $7.8 million. We advised GE Capital that we are ceasing the operations of the PET imaging centers where the collateral underlying the debt is located and that as of March 25, 2008 we agree to a voluntary surrender of such collateral.

At December 31, 2007, we also have approximately $602,000 of unsecured debt obligations and approximately $1.4 million of outstanding trade payables. We do not have sufficient working capital to satisfy our obligations to these unsecured creditors.

These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern. The financial statements that are included as a part of this annual report do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

The following table details changes in components of working capital during 2007.

December 31,	2007	2006	Change
Cash	$405,000	$2,748,000	$(2,343,000)
Patient accounts receivable, net	243,000	614,000	(371,000)
Lease receivables	100,000	129,000	(29,000)
Management fees receivable related - parties	2,133,000	1,680,000	453,000
Notes receivable and accrued interest	-	538,000	(538,000)
Other current assets	260,000	290,000	(30,000)
Accounts payable	(1,420,000)	(1,417,000)	(3,000)
Accrued expenses	(194,000)	(462,000)	268,000
Notes payable related - party	(272,000)		(272,000)
Subordinated notes payable and related deferred interest	(95,000)	(163,000)	68,000
Current portion of notes payable	(6,124,000)	(3,266,000)	(2,858,000)
Current portion of capitalized lease obligations	(6,984,000)	(2,830,000)	(4,154,000)
Working capital deficiency	$(11,948,000)	$(2,139,000)	$(9,809,000)

Our primary underlying drivers for cash inflows are debt financings and the sale of investments and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

Our primary sources of working capital during 2007 were $2,328,000 of proceeds from financings of equipment and leasehold improvements for our PET imaging center located in Tamarac, Florida, $1,075,000 from the sale of our investment in Trident Growth Fund L.P. and $333,000 from construction and equipment deposits paid in a prior period and applied to current period equipment and leasehold purchases. Primary sources of working capital during 2006 were $1,348,000 from construction loan proceeds and $625,000 from the sale of our investment in Trident Growth Fund, LLP.

During 2007, we used $2,045,000 of working capital for our operations compared to $2,021,000 provided by operations for 2006. Other uses of working capital during 2007 were $1,388,000 of loan and capital lease payments compared to $1,837,000 for 2006, $2,598,000 for capital expenditures compared to $1,486,000 of capital expenditures and constructions deposits for 2006. In 2007 we paid $261,000 in distributions to minority interest investors compared to $488,000 in 2006. In addition, in 2007 we advanced $127,000 to Premier Nassau to cover the costs of its debt offering which was repaid within the year.

As of December 31, 2007, our working capital includes $243,000 of net patient accounts receivable of which, $179,000, or 66%, was due from Medicare. All of our management fee revenues are from related parties of which $630,000, or 30%, was due from Rockville PET Imaging, $265,000, or 12%, was due from Premier PET Imaging of Hialeah, $446,000, or 21%, was due from Forest Hills PET Imaging and $592,000, or 28%, was due from Eiber Radiology. As of December 31, 2007 lease receivables were due from three customers who accounted for $25,000, or 25%, $56,000, or 56%, and $19,000, or 19%, respectively, of lease fees receivable.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Off Balance Sheet Arrangements

On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau. A similar guarantee was also entered into by several other corporate entities that we do not own but that are parties to the transaction. The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months and will commence upon Premier Nassau’s acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points and are secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of a Master Equipment Lease, an Amendment to the Master Equipment Lease, a Loan Agreement and a Revolving Demand Note, each dated November 5, 2007, by and between Premier Nassau and M&T.

Results of Operations

The following discusses and compares the results of our PET imaging center operations for the years 2007 and 2006.

Revenues

Our revenue sources are net patient service revenue from the PET imaging centers which we own, management fees from the PET imaging centers which we manage pursuant to services agreements, and lease revenue from PET imaging centers where we lease time on the PET/CT equipment to physician groups. Total revenues for 2007 represent a net decrease of approximately $2,008,000 from 2006 which is the net impact of decreases in net patient service revenue and management fee of $2,106,000 and $264,000, respectively, and an increase of $362,000 in lease revenues. The following table compares the changes in the revenues and procedures of our imaging centers from 2006 to 2007.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

	Revenue Trend		Procedure
PET Imaging Center Location	($'s)	(%)	Trend (%)
Imaging centers that we directly own:
Wichita, Kansas	(637,000)	-47%	-29%
Parsippany, New Jersey	(1,469,000)	-61%	-46%
	(2,106,000)	-56%	-40%
Imaging centers that we manage:
Rockville Centre, New York	150,000	8%	26%
Hialeah,. Florida	(594,000)	-45%	-19%
Forest Hills, New York	(447,000)	-28%	9%
East Setauket, New York (a)	151,000	-21%	45%
Jacksonville, Florida (b)	219,000	39%	49%
Tamarac, Florida (c)	257,000	n/a	n/a
	(264,000)	-4%	20%
Lease revenues:
Jacksonville, Florida (b) (d)	362,000	76%	n/a
Total net change	(2,008,000)	-19%	1%

(a)	Commenced operations in February 2006.

(b)	Commenced operations in June 2006.

(c)	Commenced operations in June 2007, no comparative data.

(d)	Non-procedure based revenue stream.

Net patient service revenues are generated by the PET imaging centers that we directly own. The decrease in net patient services revenues from 2006 to 2007 is attributed to a downward trend in the number of outpatient medical diagnostic imaging procedures performed by such PET imaging centers and a decrease in Medicare reimbursement rates for such procedures. The downward trend in the number of procedures is attributed to the fact that the PET imaging equipment used at the Wichita, Kansas and Parsippany, New Jersey PET imaging centers are PET only and they are losing market share to those competitors who utilize combination PET/CT equipment. The rate of decrease in revenues was greater than the rate of decrease in procedure volume due to a decline in the rate of reimbursements that we receive for performing Medicare related outpatient medical diagnostic imaging procedures.

The following table sets forth the amount and percentage of net patient service revenue from those customers which accounted for at least 10% of net patient service revenues for the periods presented.

	2007		2006
Medicare	$603,000	36%	$1,868,000	50%
Blue Cross/Blue Shield	446,000	27%	958,000	25%

Management fee revenue is generated by PET imaging centers which we manage. The net decrease in management fee revenues from 2006 to 2007 is attributed to the net effect of (i) an increase from the commencement of operations in June 2007 of the PET imaging center we manage in Tamarac, Florida; (ii) an increase from the commencement of operations in June 2006 of the PET imaging center we manage in Jacksonville, Florida; (iii) an increase from the commencement of operations in February 2006 of the PET imaging center we manage in East Setauket, New York; (iv) a net decrease in procedures performed by the managed PET imaging centers that were operational for full comparative periods; and,

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

(v) a decrease from a decline in the rate of reimbursements that our PET imaging centers receive for performing Medicare related imaging procedures.

The following table sets forth the amount and percentage of management fee revenue from those customers which accounted for at least 10% of management fee revenues for the periods presented.

For the Year Ended	December	31, 2007	December	31, 2006
Rockville PET Imaging	$2,085,000	35%	$1,934,000	31%
Forest Hills PET Imaging	1,172,000	20%	1,619,000	26%
Eiber Radiology	1,036,000	18%	*	*
Advanced PET Imaging	879,000	15%	728,000	12%
Premier PET Imaging of Hialeah	722,000	12%	1,316,000	21%

* - less than 10% of management fee revenues for the specified period.

Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida; which became operational in June 2006 and the increase from 2006 to 2007 was the incremental increase of such revenues from a full year of operation in 2007 compared to six months in 2006. For 2007, three customers accounted for $388,000, or 46%, $221,000, or 26%, and $199,000, or 24%, of lease revenue. For 2006 those same three customers accounted for $228,000, or 48%, $142,000, or 30%, and $104,000, or 22%, respectively, of lease revenue.

Our PET imaging center in Tamarac, Florida became operational in June of 2007 and all of its revenue and imaging procedure volume for 2007 was an incremental increase from 2006. Our PET imaging center in Jacksonville, Florida became operational in June of 2006 and six months of its revenue and imaging procedure volume for 2007 was an incremental increase from 2007. Our PET imaging center in East Setauket, New York did not begin generating revenues until February 2006 and a portion of its revenue and imaging procedure volume for 2007 represented an incremental increase from 2006.

In total, the increase in the number of outpatient medical diagnostic imaging procedures performed by our Tamarac, Florida, Jacksonville, Florida and East Setauket, New York PET imaging centers was not sufficient to offset the net decrease in imaging procedures performed by our PET imaging centers that were operational for full comparative periods. The imaging procedure volume at our PET imaging centers that have PET imaging equipment, located in Wichita, Kansas, Hialeah, Florida and Parsippany, New Jersey, decreased due to increased competition from imaging centers that have PET/CT equipment considered by industry experts to be a superior technology over stand-alone PET imaging systems. The imaging procedure volume at our PET imaging center located in Forest Hills, New York, increased due to increased marketing efforts. The imaging procedure volume for our PET imaging center located in Rockville Centre, New York increased due to the marketing of its new PET/CT imaging equipment installed in the third quarter of 2006 to augment its stand-alone PET imaging system.

The amount of revenue received for each imaging procedure we perform for Medicare patients has decreased significantly due to the Deficit Reduction Act, which was passed by Congress in February 2006 and became effective January 1, 2007. The Deficit Reduction Act materially reduced reimbursement rates for outpatient medical diagnostic imaging procedures performed on Medicare patients. This reduction in reimbursement rates has had a material adverse effect on our ability to generate positive cash flow and negatively impacted our ability to establish or acquire additional PET imaging centers.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Typically, private insurance companies reduce their reimbursement rates in response to such reductions by government payors.

Because we have fixed expenses both at the corporate level and at each of our PET imaging centers, relatively small reductions in reimbursement rates have had a disproportionate effect on our operating and financial results and decreased revenues from lower procedure volumes per PET imaging center has significantly adversely affected our business.

On November 1, 2006, the Center for Medicare & Medicaid Services issued a final determination of Medicare Part B HOPPS reimbursement rates for PET and PET/CT imaging procedures. The HOPPS rate for PET scans was reduced from the 2006 rate of $1,150 per scan to $855 per scan effective January 1, 2007. The HOPPS rate for PET/CT scans was reduced from the 2006 rate of $1,250 per scan to $950 per scan effective January 1, 2007. Effective January 1, 2008 the reimbursement under HOPPS will be increased to $1,057 per scan for both PET and PET/CT scans. In 2006, we billed for our services directly under the Medicare Physician Fee Schedule. The reimbursement under the Medicare Physician Fee Schedule generally allows for higher reimbursement than under HOPPS. In 2006, the national average Medicare reimbursement for the technical component of a PET and a PET/CT procedure was $1,800 and $1,950, respectively, whereas the reimbursement under HOPPS was $1,150 and $1,250, respectively.

For 2007, we estimate that approximately 28% of our revenue (including both net patient service revenues and management fee revenues) was billed directly to the Medicare program, which has decreased from approximately 36% for 2006. If the Deficit Reduction Act had been in effect for 2006, we estimate the reduction in Medicare revenue due to the Deficit Reduction Act reimbursement rate decrease would have reduced revenue and therefore increased our net loss by $1,999,000.

Operating Expenses

Consolidated operating expenses when comparing 2007 to 2006 increased by $6,154,000, or 56%, of which $4,811,000 was goodwill impairment, $371,000 was increased expenses of our PET imaging centers and $1,000,000 was increased corporate expenses.

In 2001 we acquired Premier from its founders for 6,000 shares our common stock pursuant to a stock purchase agreement. In 2004, contingency requirements contained in the stock purchase agreement required us to issue an additional 1,415,000 shares of our common stock to Premier’s founders. These shares were valued at $4,811,000 and recorded as goodwill. As of December 31, 2007, we evaluated goodwill for impairment based on the value of our existing PET operations and as a result of such evaluation wrote-off all of the goodwill as impaired.

The most significant increase in the operating expenses of our PET imaging centers is attributed to those centers that were not operational for all of 2006 but were operational for all or a portion of 2007. Our PET imaging center located in East Setauket, New York became operational in February 2006 and accounted for $236,000 of the increase in operating expenses for 2007. Our PET imaging center located in Jacksonville, Florida became operational in June 2006 and accounted for $515,000 of the increase in operating expenses for 2007. Our PET imaging center located in Tamarac, Florida became operational in June 2007 and accounted for $593,000 of the increase in operating expenses for 2007. The operating expenses of our PET imaging centers that were operational for all of 2007 and 2006 decreased by $973,000 for 2007 consisting primarily of variable costs which vary relative to increases or decreases in procedure volumes.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Corporate operating expenses, excluding the goodwill impairment, increased by $1,056,000 from 2006 to 2007, due primarily to an increase in depreciation expense of $636,000 and an increase in corporate salaries of $351,000. The increase in depreciation expense resulted from equipment and leasehold improvements at our PET imaging centers in East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida, and the addition of a new PET/CT imaging system to our PET imaging center in Rockville Centre, New York. Corporate salaries and related compensation costs increased due to the addition of a director of information technology, marketing and administrative personnel and increased non-cash stock compensation charges of $204,000.

During 2007, non-cash charges of $401,000 related to stock-based compensation, of which $339,000 was related to employees and $62,000 was related to outside consultants, were included in corporate operating expenses. We granted a stock option to purchase 75,000 shares of our common stock to each of Mr. Mahoney, our Chief Financial Officer and one other employee resulting in a charge to operations of $86,000. On July 2, 2007, we issued an option to purchase 275,000 shares of common stock and a warrant to purchase 225,000 shares of common stock to Mr. Lipstein, our President and Chief Executive Officer, and a warrant to purchase 25,000 shares of common stock to Dr. Katz, a member of our Board of Directors. The options and warrants issued to Mr. Lipstein and Dr. Katz have an aggregate fair value approximating $355,000 of which $71,000 was charged to operations during 2007 and the balance will be amortized to expense on a straight-line basis over the requisite service period of the underlying options and warrants. Additionally, on June 29, 2007, we terminated a consulting agreement with a consultant who was providing certain investor and financial relations services and we expensed $62,000 of previously unamortized deferred compensation related to such consulting agreement.

Interest Expense

Interest expense increased $347,000 when comparing 2007 to 2006 as a result of: (i) the debt financings relating to our PET imaging centers in East Setauket, New York and Jacksonville, Florida, which commenced operations in February 2006 and June 2006, respectively; (ii) the November 2006 financing of the new PET/CT imaging system and related leasehold improvements for our PET imaging center in Rockville Centre, New York; and (iii) the debt financings relating to our PET imaging center in Tamarac, Florida, which commenced operations in June 2007.

Investments Accounted for Under the Equity Method

Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (Premier Nassau). Premier Nassau is developing a cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. In the fourth quarter of 2006 we made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems, one of which is to be utilized by Premier Nassau. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity. We paid $132,000 of the financing costs related to Premier Nassau’s debt issuance of which $5,000 was credited as payment of our 24.5% ownership interest in Premier Nassau and $127,000 was a loan to Premier Nassau which was repaid in 2007. For 2007, our share of Premier Nassau’s losses amounted to $75,000.

Effective July 11, 2006, we sold our interest in Trident Growth Fund LP to its general partner, Trident Advisors, Inc., for $2,570,000 of which $625,000 was paid with cash and $1,945,000 was paid with Trident

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Advisor Inc.’s four year secured promissory note. The promissory note accrued interest at the one year LIBOR rate as published in the Wall Street Journal, a rate of 5.68% at the time of closing. Payments under the promissory note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors, Inc. from Trident Growth Fund LP in one year, plus accrued interest. On August 13, 2007, we agreed to reduce the sales price by $986,000 in exchange for accelerated payment from Trident Advisors, Inc. of the $1,000,000 remaining sales price they owed us. For 2007 and 2006, we recognized losses on the sale of our investment in Trident Growth Fund LP of $986,000 and $14,000, respectively, and earned interest income on the promissory note of $64,000 and $52,000, respectively. During 2006 our share of Trident’s loss was $28,000.

Minority Interests

For all of 2006, minority interests owned 49% of Morris Management, 49% of PET LI, 49% of Hialeah Management, 10% of Queens Management and 49% of Suffolk Management. The Federal physician self-referral law, commonly referred to as “Stark II,” prohibits a physician from referring a patient covered under a Federal health care program such as Medicare or Medicaid, to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity. In 2005, the Centers for Medicare & Medicaid Services revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services and PET, as a nuclear medicine service, became under the purview of Stark II on January 1, 2007.

In order to comply with the Stark II provisions, effective January 1, 2007, we acquired 42.5% of Morris Management from physicians who referred to our PET imaging center located in Parsippany, New Jersey and 35% of Hialeah Management from physicians who referred to our PET imaging center located in Hialeah, Florida. Contemporaneously, we transferred 4.5% of our ownership in Morris Management to an existing minority interest owner of Morris Management and 8% of our ownership in Hialeah Management to an existing minority interest owner of Hialeah Management.

Subsequent to January 1, 2007 and for the remainder of 2007, minority interests owned 11% of Morris Management, 49% of PET LI, 22% of Hialeah Management, 10% of Queens Management and 49% of Suffolk Management. The minority interest share of the earnings, net of minority share of losses, of our subsidiaries for 2007 and 2006 were $126,000 and $444,000, respectively.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

Outlook

On February 6, 2008, we determined that it was in our best interest and that of our shareholders and creditors to seek a divestiture from our PET imaging centers and our radiation therapy ventures in an attempt to satisfy our debt obligations. We commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers. On February 25, 2008 we sold our equity interests in our two PET imaging centers located in Rockville Centre and Forest Hills, New York. We were unable to find a buyer for our remaining PET imaging centers and on March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida.

We are in active negotiations to sell our equity interests in our radiation therapy ventures. However, there can be no assurance that such negotiations will result in the sale of our radiation therapy ventures and if so, what the terms and conditions will be.

Until such time as we resolve our obligations to our secured and unsecured creditors substantially all of our efforts will be spent winding down our PET imaging center operations. If we are able to continue as an active company after we resolve our obligations with our creditors we anticipate that we would seek a new business through a reverse merger, reverse share exchange, reverse triangular merger or similar transaction by us with an existing company. Our plans could change significantly in the near term as new events transpire. There can be no assurance that we will be able to accomplish any of our objectives or that we will be able to continue in existence as an active corporation and we may be required to seek protection under available bankruptcy laws.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: recognition of net patient service revenues, including contractual allowances; recognition of management fee revenues; impairment of goodwill and long-lived assets; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. In prior years our assumptions, estimates and judgments used in the preparation of these financial statements were based on the expectation that we would continue our PET imaging operations. Our decision to divest from our PET imaging business will likely require us to establish new methodologies and assumptions in the preparation of our financial statements for periods after December 31, 2007.

Revenue Recognition

Our billing system generates contractual adjustments based on differences between our standard billing rates and the fees allowed by a patient’s insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided. Our days

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

sales outstanding for 2007 and 2006 were 54 and 60, respectively. As of December 31, 2007, patient accounts receivable, net of contractual allowances and allowances for doubtful accounts is $243,000. Contractual adjustments are recorded based on actual experience.

The following table presents our accounts receivable aging by payor class as of December 31, 2007:

				91Days
Payor Class	Current	30 -	61-	or Greater	Total
Managed care	$46,000	$16,000	$6,000	$11,000	$79,000
Medicare/Medicaid	56,000	58,000	34,000	6,000	154,000
Commercial	8,000	-	2,000	-	10,000
Total	$110,000	$74,000	$42,000	$17,000	$243,000

In evaluating the collectability of our accounts receivable, the primary factor utilized is the aging of the receivables. We use the specific identification method for determining the amount of bad debt expense and such evaluation is performed on a periodic basis. Generally, any receivable that is greater than one year old is written-off. All accounts are written-off prior to commencing the legal collection process and as of December 31, 2007, our receivables do not include any amounts which are in legal collections.

At December 31, 2007, our contractual allowance balance is $184,000 which is a $314,000 decrease from the balance at December 31, 2006. Such decrease is the combined impact of a $295,000 decrease from a decrease in gross patient accounts receivable prior to contractual allowances of $685,000 and an increase of $19,000 related to a change in estimates of prior year net patient service revenue. The contractual allowance percentage at December 31, 2007, is 43%, compared to 45% at December 31, 2006. For each one percentage point increase in the contractual allowance balance percentage, our net patient service revenue would be decreased by approximately $3,000. Likewise, for each one percentage point decrease in the contractual allowance percentage our net patient service revenue would increase by approximately $3,000.

Long-Lived Assets

We record our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective. As of December 31, 2007, we have not recorded any impairment charges related to its long-lived assets for the reporting periods presented.

On February 26, 2008 we sold our equity interests in PET LI and Queens Management in a transaction in which the consideration we received, including cash and the assumption of debt by the buyer, was greater than the book value of the underlying assets of PET LI and Queens Management.

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

On March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida. Subsequent to December 31, 2007, the fixed assets related to the closed operations will be classified as held for disposal and any deficiencies between their fair value and their carrying value will be recorded as an impairment charge in the first quarter of 2008. We are in the process of evaluating the amount and impact of such impairment charge and expect that it will be material to our financial statements.

Goodwill and Intangible Asset Impairment

In 2001 we acquired Premier from its founders for 6,000 shares our common stock pursuant to a stock purchase agreement. In 2004, contingency requirements contained in the stock purchase agreement required us to issue an additional 1,415,000 shares of our common stock to Premier’s founders. These shares were valued at $4,811,000 and recorded as goodwill.

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We adopted SFAS No. 142, Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis. Under the requirements of FAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. As of December 31, 2007, we evaluated our goodwill for impairment based on the estimated fair value of our existing PET operations, as determined using the quoted price of our common stock and the shares of common stock issued and outstanding. As a result of our evaluation of the goodwill, we have recorded an impairment charge of $4,811,000, which is included as an expense in the statement of operations for 2007.

Accounting for Expenses in Connection with Stock Option and Warrant Issuances

In 2006 we began to recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock compensation expense from the amortization of deferred stock compensation related to employees of $339,000 and $135,000, respectively, for 2007 and 2006. As of December 31, 2007, there was an aggregate of $495,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 2.85 years.

Accounting for Income Taxes

On January 1, 2007, we adopted the provisions of FASB Statement of Financial Accounting Standards Board Interpretation (FIN) 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon

Management’s Discussion and Analysis
Sagemark Companies Ltd. ∙ Form 10KSB

ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our financial statements.

We currently have a net deferred tax asset of approximately $21.5 million with an offset of a 100% valuation allowance. Substantially our entire deferred tax asset is related to our net operating loss carrryforward. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. Our net operating loss carryforward as of December 31, 2007 approximates $49.6 million. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in our ownership, which occurred in 2004 when we issued shares of our Common Stock for the acquisition of Premier and for private placements, which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Item 7. Financial Information.

Sagemark Companies Ltd. ∙ Form 10KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Sagemark Companies Ltd.
New York, New York

We have audited the accompanying consolidated balance sheet of The Sagemark Companies Ltd. and its subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company continues to generate operating losses and has a significant working capital deficiency as of December31, 2007. In addition, the Company is in default on substantially all of its outstanding debt. On February 6, 2008, the Board of Directors determined it was in the best interest of its shareholders and creditors to seek a divestiture of its PET imaging business operations and radiation therapy ventures in an attempt to satisfy its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORE STEPHENS, P.C.

Cranford, New Jersey
March 20, 2008

CONSOLIDATED BALANCE SHEET
Sagemark Companies Ltd. ∙ Form 10KSB

December 31, 2007
ASSETS
Current Assets:
Cash	$405,000
Patient accounts receivable, net	243,000
Lease receivables	100,000
Management fees receivable related parties	2,133,000
Other current assets	260,000
Total Current Assets	3,141,000
Fixed Assets:
Furniture, fixtures, equipment and leasehold improvements, net	5,034,000
Equipment held under capitalized lease obligations, net	5,619,000
Total Fixed Assets	10,653,000
Other assets	191,000
TOTAL ASSETS	$13,985,000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,420,000
Accrued expenses	194,000
Note payable related party	272,000
Subordinated notes payable and related deferred interest	95,000
Current portion of notes payable	6,124,000
Capitalized lease obligations	6,984,000
Total Current Liabilities	15,089,000
Long- Term Debt:
Subordinated notes payable and related deferred interest	186,000
Notes payable, net of current portion	344,000
Total Long Term Debt	530,000
Minority Interest	1,603,000
Commitments and Contingencies
Shareholders’ Deficiency
Preferred stock, par value $1.00 per share	3,000
Common stock, par value $.01 per share, (25,000,000 shares authorized;
8,008,261 shares issued and 7,661,503 shares outstanding)	80,000
Additional paid in capital	72,844,000
Accumulated other comprehensive loss	(2,000)
Accumulated deficit	(74,476,000)
Less common stock (346,758 shares) in Treasury, at cost	(1,686,000)
Total Shareholders’ Deficiency	(3,237,000)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$13,985,000

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10KSB

For the Year Ended December 31,	2007	2006
Revenues:
Management fees related party	$5,894,000	$6,158,000
Net patient service revenue	1,653,000	3,759,000
Lease revenue	836,000	474,000
Total revenues	8,383,000	10,391,000
Operating Expenses:
Patient service costs and expenses, FDG and ammonia	1,158,000	1,113,000
Other patient service costs and radiology expenses	651,000	565,000
Radiology expense - related parties	191,000	419,000
Equipment maintenance	802,000	633,000
Goodwill impairment	4,811,000	-
General and administrative expenses	3,031,000	2,736,000
Salaries, payroll taxes and fringe benefits	2,815,000	2,388,000
Depreciation and amortization	2,469,000	2,019,000
Stock based compensation employees	339,000	135,000
Legal fees related party	293,000	310,000
Professional fees	292,000	381,000
Marketing fees - related parties	239,000	238,000
Total Operating Expenses	17,091,000	10,937,000
Loss from Operations	(8,708,000)	(546,000)
Interest expense	(1,228,000)	(881,000)
Loss on sale of investment in unconsolidated affiliate	(986,000)	(14,000)
Other income, net of other expense	129,000	121,000
Loss from Operations Before Share of Loss of
Unconsolidated Affiliate and Minority
Interest in Income of Subsidiaries	(10,793,000)	(1,320,000)
Share of loss of unconsolidated affiliates	(75,000)	(28,000)
Minority interest in income of subsidiaries	(126,000)	(444,000)
Loss Before Income Tax Provision	(10,994,000)	(1,792,000)
Income tax provision	(36,000)	(23,000)
Loss Before Extraordinary Gain	(11,030,000)	(1,815,000)
Extraordinary gain from acquisition of minority interest equity	88,000
Net Loss	$(10,942,000)	$(1,815,000)

Basic and Diluted Loss Per Common Share:
Loss Before Extraordinary Gain	$(1.44)	($0.24)
Extraordinary Gain	0.01	$0.00
Net Loss	$(1.43)	$(0.24)

Weighted Average Number of Common Shares	7,661,503	7,636,681

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Sagemark Companies Ltd. ∙ Form 10KSB

For the Year Ended December 31,	2007	2006
Net Loss	$(10,942,000)	$(1,815,000)
Reclassification for permanent impairment on
available for sale securities	48,000	-
Unrealized holding gains (losses) on available for sale securitie	(1,000)	(1,000)
Comprehensive loss	$(10,895,000)	$(1,816,000)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Sagemark Companies Ltd. ∙ Form 10KSB

Preferred
	Shares			Common
	Issued	Common	Preferred	Stock	Additional
	and	Shares	Stock	Par	Paid- in
	Outstanding	Issued	Amount	Value	Capital
Balance at January 1, 2006	2,962	7,948,261	$3,000	$79,000	$71,946,000
Unrealized investment holding losses	-	-	-	-	-
Shares issued pursuant to a
consulting agreement	-	60,000		1,000	- 77,000
Warrants issued pursuant to a
settlement agreement	-	-	-	-	9,000 -
Stock based compensation, employees	-	-	-	-	135,000 -
Stock based compensation, consulting	-	-	-	-	-
Distributions to minority interest
investors	-	-	-	-	-
Distributions to minority interest
investors, related parties	-	-	-	-	-
Net loss	-	-	-	-	-
Balance at December 31, 2006	2,962	8,008,261	3,000	80,000	72,167,000
Unrealized investment holding losses	-	-	-	-	-
Recognized loss on impaired investment
holdings	-	-	-	-	-
Forgiveness of executive salaries	-	-	-	-	338,000 -
Stock based compensation, employees	-	-	-	-	339,000 -
Stock based compensation, consulting	-	-	-	-	-
Distributions to minority interest
investors, related parties	-	-	-	-	-
Acquisition of minority interests	-	-	-	-	-
Net loss	-	-	-	-	-
Balance at December 31, 2007	2,962	8,008,261	$3,000	$80,000	$72,844,000

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
Sagemark Companies Ltd. ∙ Form 10KSB

	Accumulated			Less
	Other			Common	Total
	Comprehensive		Deferred	Stock	Shareholders'
	Income	Accumulated	Compensation	in	Equity
	(Loss)	Deficit	Expense	Treasury	(Deficiency)
Balance at January 1, 2006	$(48,000)	$(61,471,000)	$(1,000)	$(1,686,000)	$8,822,000
Unrealized investment holding losses	(1,000)	-	-	-	(1,000)
Shares issued pursuant to a		-	-	-	-
consulting agreement	-		(78,000)	-	-
Warrants issued pursuant to a
settlement agreement	-	-	(9,000)	-	-
Stock based compensation, employees	-	-	-	-	135,000
Stock based compensation, consulting	-	-	26,000	-	26,000
Distributions to minority interest
investors	-	(223,000)	-	-	(223,000)
Distributions to minority interest
investors, related parties	-	(265,000)	-	-	(265,000)
Net loss	-	(1,815,000)	-	-	(1,815,000)
Balance at December 31, 2006	(49,000)	(63,774,000)	(62,000)	(1,686,000)	6,679,000
Unrealized investment holding losses	(1,000)	-	-	-	(1,000)
Recognized loss on impaired investment
holdings	48,000	-	-	-	48,000
Forgiveness of executive salaries	-	-	-	-	338,000
Stock based compensation, employees	-	-	-	-	339,000
Stock based compensation, consulting	-	-	62,000		62,000
Distributions to minority interest
investors, related parties	-	(261,000)	-	-	(261,000)
Acquisition of minority interests	-	501,000	-	-	501,000
Net loss	-	(10,942,000)	-	-	(10,942,000)
Balance at December 31, 2007	$(2,000)	$(74,476,000)	$-	$(1,686,000)	$(3,237,000)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sagemark Companies Ltd. ∙ Form 10KSB

For the Year Ended December 31,	2007	2006
Cash Flows - Operating Activities
Loss before extraordinary gain	$(11,030,000)	$(1,815,000)
Extraordinary gain	88,000	-
Net loss	(10,942,000)	(1,815,000)
Adjustments to reconcile net loss to Net Cash
- Operating Activities:
Depreciation and amortization	2,443,000	1,994,000
Goodwill impairment	4,811,000	-
Share of loss of unconsolidated affiliates	75,000	28,000
Stock-based compensation, employees	339,000	135,000
Stock-based compensation, consulting fees	62,000	26,000
Gain on acquisition of minority interest equity	(88,000)	-
Loss on sale of investment in unconsolidated affiliate	986,000	14,000
Minority interest in income of subsidiaries	126,000	444,000
Interest paid-in kind	89,000	199,000
Other operating adjustments	67,000	38,000
Change in assets and liabilities:
Restricted cash	-	172,000
Patient accounts receivable, net	339,000	(245,000)
Lease receivables	29,000	(129,000)
Management fees receivable - related parties	(453,000)	(886,000)
Accrued interest, note receivable	(64,000)	(52,000)
Other current assets	13,000	(106,000)
Accounts payable	275,000	227,000
Accrued expense	70,000	178,000
Deferred interest on subordinated debt	18,000	42,000
Net Cash - Operating Activities - Forward	(1,805,000)	264,000
Cash Flows Investing - Activities
Purchased fixed assets	(2,598,000)	(1,393,000)
Investment in unconsolidated affiliate	(5,000)	-
Repayment of loan made to an unconsolidated affiliate	127,000	-
Loan made to an unconsolidated affiliate	(127,000)	-
Collections on notes receivable	1,075,000	-
Sale of investment in unconsolidated affiliate	-	625,000
Other assets, construction & equipment deposits	333,000	(93,000)
Net Cash- Investing Activities Forward	(1,195,000)	(861,000)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sagemark Companies Ltd. ∙ Form 10KSB

For the Year Ended December 31,	2007	2006
Net Cash - Operating Activities - Forwarded	(1,805,000)	264,000

Net Cash- Investing Activities - Forwarded	(1,195,000)	(861,000)

Cash Flows - Financing Activities
Loan proceeds	2,328,000	1,348,000
Payments on notes payable	(753,000)	(1,500,000)
Payments on capital lease obligations	(635,000)	(337,000)
Financing costs	(22,000)	-
Proceeds from subsidiaries equity financing	-	(132,000)
Transfer subsidiary equity financing proceeds to operations	-	(40,000)
Distributions to minority interest investors	-	(223,000)
Distributions to minority interest investors - related parties	(261,000)	(265,000)
Net Cash Financing - Activities	657,000	(1,149,000)
Net Change in Cash	(2,343,000)	(1,746,000)
Cash Beginning - of Period	2,748,000	4,494,000
Cash End - of Period	$405,000	$2,748,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,105,000	$634,000
Income taxes	36,000	23,000
Supplementary Disclosures of Non- Cash Investing and Financing Activities:
Investing Activities:
Cumulative minority share of earnings, net of minority share of losses, reacquired from minority interest investors	$501,000	$-
Financing Activities:
Non- Cash Investing Activities:
Net present value of capitalized lease obligations	$-	$5,862,000
Deferred compensation from warrant grants	-	87,000
Note receivable recorded upon the sale of an investment
in an unconsolidated affiliate	-	1,945,000
Non- Cash Financing Activities:
Subordinated notes payable satisfied with the issuance of
notes payable to purchase minority interests in subsidiar	229,000	-
Trade payables satisfied with the issuance of notes payable		485,000
Executive salaries forgiven and recorded as additional
paid - in capital	338,000	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

1 Description of Business and Basis of Presentation

Organization and Nature of Operations

The Sagemark Companies Ltd. (referred to herein as we, our or us) is a publicly held New York corporation organized in 1961. In 2001 we acquired all of the stock of Premier P.E.T. Imaging International, Inc. (“Premier”) and Premier Cyclotron International Corp. (“PCI”) for the purpose of establishing out-patient medical diagnostic imaging centers that feature positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging systems (“PET/CT”). Since our acquisition of Premier in 2001 we own or manage PET imaging centers in Wichita, Kansas; Parsippany, New Jersey; Rockville Centre, New York; Hialeah, Florida; Forest Hills, New York; East Setauket, New York, Jacksonville, Florida and Tamarac, Florida.

The medical diagnostic procedures we perform are used by physicians in the diagnosis, staging and treatment of cancer and other diseases in the human body. We operate PET imaging centers either through direct ownership or through Administrative Services Agreements and are responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that we operate (collectively referred to as our PET imaging operations).

The following table provides additional information regarding our PET imaging centers.
			Ownership
		Date	at
		Operations	December 31,
Center Location	Entities	Commenced	2007
Wichita, Kansas	Premier PET Imaging of Wichita, LLC (PET Wichita) (a)	August 2001	100%
Rockville Centre, New York	Premier PET of Long Island, LLC (PET LI) (b)	October 2002	51% (h)
Parsippany, New Jersey	Morris County PET Management, LLC (Morris Management) (c)	February 2003	89% (i)
Hialeah, Florida	Hialeah PET Management, LLC (Hialeah Management) (d)	February 2003	78% (j)
Forest Hills, New York	PET Management of Queens, LLC (Queens Management) (e)	December 2004	90% (k)
East Setauket, New York	Suffolk PET Management, LLC (Suffolk Management) (f)	February 2006	51%
Jacksonville, Florida	Premier PET Imaging of Jacksonville, LLC (PET Jacksonville) (g)	June 2006	100%
Tamarac, Florida	Premier PET Imaging of Tamarac, LLC (PET Tamarac) (g)	June 2007	100%

(a)	PET Wichita is a PET imaging center which we directly own and operate.

(b)	Pursuant to a Turnkey License and Services Agreement, PET LI manages Rockville PET Imaging, P.C. (Rockville PET Imaging), a PET imaging center in which we do not own any interest.

(c)	Morris Management manages the operations of Premier PET Imaging of New Jersey, Inc., (PET NJ), a PET imaging center which we directly own and operate.

(d)
Pursuant to an Administrative Services Agreement, Hialeah Management manages the operations of Premier PET Imaging of Hialeah, Inc., a PET imaging center owned by Eiber Radiology, Inc. (Eiber Radiology).

(e)	Pursuant to a Turnkey License and Services Agreement, Queens Management manages Forest Hills PET Imaging, PC, (Forest Hills PET Imaging) a PET imaging center in which we do not own any interest.

(f)	Pursuant to a Turnkey License and Services Agreement, Suffolk Management manages the operations of Advance PET Imaging, a PET imaging center in which we do not own any interest.

(g)	PET Jacksonville and PET Tamarac manage the operations of separate PET imaging centers pursuant to a letter agreement with Eiber Radiology.

(h)	In February 2008 we sold our 51% interest (see Note 13).

(i)	In 2007 we increased our ownership in Morris Management from 51% to 89% (see Note 8).

(j)	In 2007 we increased our ownership in Hialeah Management from 51% to 78% (see Note 8).

(k)	In January 2008 we decreased our ownership to 80% and in February 2008 we sold our remaining 80% interest (see Note 13).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

In 2007 we formed our 100% owned subsidiary, Premier Oncology, Inc. (Premier Oncology). Premier Oncology was formed as part of our initiative to develop state-of-the-art cancer treatment centers featuring advanced radiation therapy systems and equipment (see Note 6).

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We incurred net losses of $10,942,000 and $1,815,000 for the years ended December 31, 2007 and 2006, respectively. The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4,811,000 and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of December 31, 2007, we had a working capital deficiency of $11,948,000 including $5,091,000 of notes payable and $5,924,000 of capitalized lease obligations which were reclassified from long-term to current liabilities because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults or any future defaults that may occur on other secured indebtedness. Any uncured defaults of any such debt will have a material adverse affect on us.

In July 2007, we restructured our executive management in an effort to position us to raise capital to support our ongoing operations as well as our expansion plans. As a result of such restructuring, we installed a new President and Chief Executive Officer and a new Board of Directors. Since July 2007, our efforts to raise additional capital have not been successful.

During 2007, we implemented certain initiatives to reduce operating costs and debt service, which included: (i) the restructuring of certain existing financing agreements; (ii) negotiated lower rates for the cost of maintenance on certain of its PET/CT imaging equipment; (iii) negotiated reductions in the amounts it will pay pursuant to radiology service agreements and reduced the radiology reading fees paid to its Chief Medical Officer; and, (iv) implemented staff reductions.

However, we were unable to achieve and sustain any significant sustained growth in procedure volume at our PET imaging centers. Further, the insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007. We have also lost market share to competitors who have more advance imaging equipment than that at three of our imaging centers. These factors, have had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses have impeded our efforts to obtain the capital required to support our current debt obligations, on-going operations and further our radiation therapy venture.

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy ventures in an attempt to satisfy our debt obligations. Secured debt and guarantees on such date related to our PET imaging operations approximate $12.9 million. Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

We have commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers. On February 26, 2008 we sold our equity interests in PET LI and Queens Management to a former employee, receiving cash proceeds of $325,000 and disposing of net liabilities resulting in a gain on disposal of $2,240,000 after deduction transaction costs of $39,000 (see Note 13).

We were unable to find a buyer for our remaining PET imaging centers and on March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida.

We are currently in negotiations to divest our interests in our radiation therapy ventures. There can be no assurance that any divestiture transactions will be consummated or if so, what the final terms will be.

There can be no assurance that our plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence and may require us to seek protection under available bankruptcy laws.

2 Summary of Significant Accounting Policies'

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and accounts of our majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

For our subsidiaries that are not wholly owned, we eliminate the minority interest portion of their profits and losses. As of December 31, 2007, the losses allocable to the minority interests of Queens Management and Suffolk Management are in excess of minority interest investment in these subsidiaries by $222,000 and we have not eliminated such excess losses.

We have reviewed our unconsolidated contracted radiology practice arrangements and our investments in unconsolidated affiliates under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards Board Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)). FIN 46(R) and have determined that none of these arrangements meet the definition of a variable interest entity.

Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, all of our cash represents bank deposits and we do not have any cash equivalents.

Accounts Receivables

All of our accounts receivables are reported at their estimated, net collectible amounts. We routinely assess the strength of each payor mix and components, and based upon overall collection trends, factors surrounding the credit risk of the payor and overall economic conditions establish an allowance for doubtful accounts. As a consequence, we believe that our credit risk exposure beyond the reserve is limited. Specific accounts for which no payments have been received for six consecutive months are considered delinquent and customary collection efforts are initiated. Specific accounts for which no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB
payments have been received for twelve months are written-off. The reserve for uncollectible accounts at December 31, 2007 was $28,000.

Marketable Securities

All of our investments that we classify as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. Unrealized gains and losses on marketable securities are recorded as accumulated other comprehensive loss in shareholders’ deficiency and are included in the statement of other comprehensive loss. When management determines that a decline in the fair market value of a marketable security is other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is charged to earnings as a realized loss. Marketable securities, which were $1,000 as of December 31, 2007, are included in other current assets.

Fixed Assets

Furniture, fixtures, equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease, less allowances for accumulated depreciation. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms or useful lives. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. All of our furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates, jointly owned companies and other investees in which we own 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

Goodwill

In 2001 we acquired Premier from its founders for 6,000 shares our common stock pursuant to a stock purchase agreement. In 2004, contingency requirements contained in the stock purchase agreement required us to issue an additional 1,415,000 shares of our common stock to Premier’s founders. These shares were valued at $4,811,000 and recorded as goodwill.

We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that we analyze goodwill for impairment on at least an annual basis, or whenever events or changes in circumstances indicate the carrying amount may not be recovered. In assessing the recoverability of our goodwill we must make various assumptions regarding estimated future cash flows and other factors to determine its fair value. If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

In the third quarter of 2007, we evaluated goodwill for impairment based on the estimated fair value of our PET imaging operations, as determined using the quoted price of our common stock and the shares of common stock issued and outstanding. A s a result of our evaluation of the goodwill, we recorded an impairment charge of $2,734,000. As of December 31, 2007 we wrote-off the remaining goodwill balance of $2,077,000 based on an update of our third quarter evaluation. For the year ended December 31, 2007, the total impairment charge related to goodwill was $4,811,000.

Long-Lived Assets

Long-lived assets are reviewed annually for possible impairment, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

Substantially all of our long-term assets consist of the net book value of the medical equipment, office equipment and leasehold improvements related to our PET imaging operations. In February 2008, we initiated a plan to divest our interests in our PET imaging centers in an attempt to satisfy our debt obligations. We have commenced negotiations with various parties regarding the divestiture of our PET imaging centers.

On February 26, 2008 we sold our equity interests in PET LI and Queens Management (see Note 13) in a transaction with a former employee in which the consideration we received, including cash and the assumption of debt by the buyer, was greater than the net carrying value of the underlying assets of PET LI and Queens Management.

As of December 31, 2007, we have not recorded any impairment charges related to our long-lived assets. On March 11, 2008, we began the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida. We have one PET imaging center that has continued its operations which is located in Hialeah, Florida. Subsequent to December 31, 2007, the fixed assets related to the closed operations will be classified as held for disposal and any deficiencies between their fair value and their carrying value will be recorded as an impairment charge in the first quarter of 2008. We are in the process of evaluating the amount and impact of such impairment charge and expect that it will be material to our financial statements.

Revenue Recognition

Net Patient Service Revenues

Net patient service revenues are reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments (based on historical experience) under our reimbursement agreements with third-party payors. We are not engaged in the practice of medicine. We have the legal right to set the fees for the services rendered, and such fees are billed at the time such services are rendered. The patient or third-party payor is legally obligated to us for the amount billed. Bills to third-party payors are based on contractual arrangements between us and the third-party payors. Contractual adjustments are determined based upon a review of reimbursement policies and our historical collection experience using a retrospective collection analysis for each payor mix. For the years ended December 31, 2007 and 2006, contractual adjustments approximated $2,628,000 and $3,469,000, respectively. We have not historically provided a significant amount of charity care.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Management Fees

Management fee revenues are derived from agreements with contracted radiology practice group’s PET scan imaging centers. Our agreements with radiology practice group’s PET scan imaging centers typically have terms of ten years and contain renewal options for additional terms. Under these agreements, we provide the necessary PET equipment, office equipment, practice premises and administrative support services, and in turn we receive a management fee based upon the practice group’s cash collections from imaging procedures. We record management fee revenues based upon the monthly net cash (the practice groups’ collections less amounts deducted for radiologists’ fees, technicians’ fees and salaries) we receive from the practice groups, plus the net realizable value of the practice groups’ outstanding patients accounts receivable, all subject to agreed upon management fee ceilings.

Lease Revenue

We lease time on our PET/CT equipment at PET Jacksonville to physician groups under lease agreements with terms ranging from 1 to 2 years. At the end of their terms, the lease agreements automatically extend for successive one year periods, unless a notice of termination is made at least ninety days prior to the expiration date. We have not received termination notification on any of the leases in effect at December 31, 2007. We recognize lease revenue based on the terms of the lease agreements which generally provide for a flat rate for a specified block of time.

The following table presents the aggregate future minimum lease receipts required by year under the leases.

Year Ending December 31,	Amount
2008	$213,000

Total lease revenues for the years ended December 31, 2007 and 2006 was $836,000 and $474,000, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2007, we have reserved 4,760,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase an aggregate of 1,565,000 shares of common stock at exercise prices ranging from $.76 to $3.91 per share; (ii) warrants issued to employees outside of our 1999 long-term incentive plan to purchase an aggregate of 250,000 shares of common stock for $.83 per share; (iii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iv) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (v) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the years ended December 31, 2007 and 2006, all of such options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, we used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, receivables, and current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of our property and equipment is estimated to approximate their net book values. The fair value of capital lease and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Comprehensive Loss

In accordance with SFAS No, 130, Reporting Comprehensive Income, we are required to display comprehensive loss and its components as part of our complete set of financial statements. Comprehensive loss represents the change in shareholders’ deficiency resulting from transactions other than shareholder investments and distributions. Included in accumulated other comprehensive loss are changes in shareholders’ deficiency that are excluded from our net loss, specifically, changes in fair value of marketable securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2007, all of our cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2007 we had $106,000 of cash balances in excess of federally insured limits.

The following table sets forth the amount and percentage of net patient service revenue from those customers which accounted for at least 10% of net patient service revenues for the periods presented.

For the Year Ended	December 31, 2007		December 31, 2006
Medicare	$603,000	36%	$1,868,000	50%
Blue Cross/Blue Shield	446,000	27%	958,000	25%

As of December 31, 2007, $179,000, or 66%, of patient accounts receivable were due from Medicare. We do not require collateral to support accounts receivable or financial instruments subject to credit risk.

The following table sets forth the amount and percentage of management fee revenue from those customers which accounted for at least 10% of management fee revenues for the periods presented.

For the Year Ended	December 31, 2007		December 31, 2006
Rockville PET Imaging	$2,085,000	35%	$1,934,000	31%
Forest Hills PET Imaging	1,172,000	20%	1,619,000	26%
Eiber Radiology	1,036,000	18%	*	*
Advanced PET Imaging	879,000	15%	728,000	12%
Premier PET Imaging of Hialeah	722,000	12%	1,316,000	21%

*	less than 10% of management fee revenues for the specified period.

All of our management fee revenues are from related parties (see Note 12). As of December 31, 2007, management fees receivable of $630,000, or 30%, were due from Rockville PET Imaging, $265,000, or 12%, were due from Premier PET Imaging of Hialeah, $446,000, or 21%, were due from Forest Hills PET Imaging and $592,000, or 28%, were due from Eiber Radiology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

For the years ended December 31, 2007, three customers accounted for $388,000, or 46%, $221,000, or 26%, and $199,000, or 24%, of lease revenue. For the year ended December 31, 2006 those same three customers accounted for $228,000, or 48%, $142,000, or 30%, and $104,000, or 22%, respectively, of lease revenue. As of December 31, 2007, these three same customers accounted for $25,000, or 25%, $56,000, or 56%, and $19,000, or 19%, respectively, of lease fees receivable.

Stock-based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $339,000 and $135,000, respectively, for the years ended December 31, 2007 and 2006. As of December 31, 2007, there was an aggregate of $359,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average amortization period of 2.85 years.

On April 5, 2007, pursuant to the 1999 long-term incentive plan, we granted to each of George W. Mahoney, our Chief Financial Officer, and one other non-executive employee, a fully vested, five year option to purchase 75,000 shares of our common stock at an exercise price of $0.76 per share (the market price on the date of grant). The fair value of the options on the date of grant were calculated pursuant to SFAS 123(R), approximated $86,000 and was expensed in full on the date of grant.

On July 2, 2007, pursuant to the 1999 long-term incentive plan, we granted Ron Lipstein, our President and Chief Executive Officer, a five year option to purchase 275,000 shares of our common stock for $.83 per share which vests and becomes exercisable on the date we obtain additional equity financing of at least $2,500,000. The fair value of the option granted to Mr. Lipstein was calculated pursuant to SFAS 123(R), approximated $186,000 and is being charged to expense on a straight-line basis over the option’s requisite service period which we have initially estimated to be one year based on an estimate of the period of time in which the underlying performance condition is expected to be met.

On July 2, 2007, we granted Mr. Lipstein a five year warrant to purchase 225,000 shares of our common stock for $.83 per share which vests and becomes exercisable on the date that we open our tenth cancer care and radiation treatment center. The warrant was issued to Mr. Lipstein outside of the 1999 long-term incentive plan and its fair value was calculated pursuant to SFAS 123(R), approximated $152,000 and is being charged to expense on a straight-line basis over the warrant’s requisite service period which we have initially estimated to be five years based on an estimate of the period of time in which the performance conditions related to the warrant will be met.

On July 2, 2007, we granted Steven Katz, Ph.D., a member of our Board of Directors, a five year fully vested warrant to purchase 25,000 shares of our common stock for $.83 per share. The warrant was issued to Dr. Katz outside of our 1999 long-term incentive plan and its fair value was calculated pursuant to SFAS 123(R), approximated $17,000, and was expensed in full on the date of grant.

We did not grant any stock options or warrants to employees during the year ended December 31, 2006. The Black-Scholes option pricing model was used to calculate the fair values of the options and warrants granted during the year ended December 31, 2007 utilizing the following weighted-average assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Dividend yield	0.00%
Expected volatility	108.78%
Risk-free interest rate	4.82%
Expected life of options (years)	5.00

As of December 31, 2007, the 1,815,000 warrants and options outstanding have exercise prices ranging between $.76 and $3.91 and a weighted-average remaining contractual life of 3.4 years.

The following tables summarize our fixed stock purchase options and warrants as of December 31, 2007.

Year Ended December 31,	Number of Shares 2007	Weighted Average Exercise Price 2007	Number of Shares 2006	Weighted Average Exercise Price 2006
Outstanding-beginning of period	1,165,000	$1.70	1,171,000	$1.70
Granted	675,000	$0.81	-	$0.00
Exercised	-	$0.00	-	$0.00
Forfeited/Expired	(25,000)	$2.54	(6,000)	$1.90
Outstanding-end of period	1,815,000	$1.36	1,165,000	$1.70

Options exercisable at end of period	1,215,000	$1.56	847,500	$1.69

Weighted-average fair value of options granted during the year		$0.65		$0.00

Shares subject to the 1999 long-term incentive plan	1,600,000		1,600,000
Shares issued pursuant to the 1999long-term incentive plan	1,565,000		1,165,000
Shares available for issuance under the 1999 long-term incentive plan	35,000		435,000

Range of Exercise Prices for Vested Options	Outstanding at December 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Total Intrinsic Value
Under $1.00	175,000	$0.77	4.30	$-
Between $1.00 and $2.00	1,005,000	$1.61	2.80	-
Over $3.00	35,000	$3.91	2.07	-
	1,215,000	$1.54	2.90	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

The following table provides a summary of the status of non-vested shares underlying options and warrants as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006.

Year Ended December 31,	Number of Shares 2007	Weighted Average Exercise Price 2007	Number of Shares 2006	Weighted Average Exercise Price 2006
Non- Vested- beginning of period	317,500	$1.76	438,000	$1.79
Granted	500,000	$0.83	-	$0.00
Vested	(217,500)	$1.79	-	$0.00
Forfeited/Expired	-	$0.00	(120,500)	$1.94
Non - Vested - end of period	600,000	$0.96	317,500	$1.76

Range of Exercise Prices for Non‐ Vested Options	Outstanding at December 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Total Intrinsic Value
Under $1.00	500,000	$0.83	4.51	$-
Between $1.00 and $2.00	100,000	$1.60	2.82	-
Over $3.00	-	$0.00	-	-
	600,000	$0.96	4.23	$-

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include contractual allowances, the estimated lives and recoverable value of property and equipment, income taxes, the valuation of goodwill and assumptions used to calculate stock based compensation. Actual results could differ from those estimates.

Reclassifications

Certain 2006 items have been reclassified to conform to the December 31, 2007 presentation.

New Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated statements of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of SFAS 157. SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of evaluating the impact SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for us for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. We are in the process of evaluating the impact that SFAS 141(R) will have on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

3 Accounts Receivable

Our accounts receivables as of December 31, 2007 are summarized in the following table.

	Patient Accounts Receivable	Management Fees Receivable	Lease Receivables	Total
Accounts receivable	$454,000	$2,133,000	$100,000	$2,687,000
Contractual allowances	(183,000)	-	-	(183,000)
Allowance for doubtful accounts	(28,000)	-	-	(28,000)
Accounts receivable, net	$243,000	$2,133,000	$100,000	$2,476,000

As of December 31, 2007 $243,000 of our accounts receivable are pledged as collateral for borrowings. The following table presents the changes in the allowance for doubtful accounts.

For the Year Ended December 31,	2007	2006
Balance at the beginning of the year	$21,000	$22,000
Provision for bad debts	43,000	13,000
Doubtful accounts written‐ off	(36,000)	(14,000)
Balance at the end of the year	$28,000	$21,000

4 Marketable Securities

Information about our available-for-sale marketable securities as of December 31, 2007 is provided in the following table.

Common stock at cost	$88,000
Recognized impariment losses	(85,000)
Gross unrealized holding losses	(2,000)
Fair value (included in other current assets)	$1,000

The change in unrealized holding losses on our marketable securities is summarized in the following table.

Balance at the beginning of the year	$(49,000)
Recognized impairment losses	48,000
Gross unrealized holding losses	(1,000)
Balance at the end of the year	$(2,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

5 Fixed Assets

The following tables provide information about our fixed assets.
As of December 31,	2007
Furniture, Fixtures, Equipment and Leasehold Improvements (a):
Medical equipment	$8,379,000
Leasehold improvements	2,965,000
Furniture and fixtures	342,000
11,686,000
Accumulated depreciation	(6,652,000)
Furniture, fixtures, equipment and leasehold improvements, net	$5,034,000

Equipment Held Under Capital Lease Obligations (b):
Computer equipment	$120,000
Medical equipment	7,704,000
Furniture and equipment	120,000
7,944,000
Accumulated amortization	(2,325,000)
Equipment held under capital lease obligations, net	$5,619,000

(a)	- Substnatially all of our furniture, fixtures, equipment and leasehold improvements are pledged as collateral under various financing agreements (see Note 7).

(b)	- See Note 7 regarding capital lease obligation liabilities.

Depreciation and Amortization Expense for the years ended December 31,	2007	2006
Depreciation of furniture, fixtures, equipment and leasehold improvements	$1,310,000	$1,245,000
Amortization of equipment held under capital lease obligations	1,133,000	749,000
Total	$2,443,000	$1,994,000

6 Investments in Unconsolidated Affiliates

Investment in Premier Oncology Management of Nassau, LLC

Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (Premier Nassau). Premier Nassau is developing a radiation therapy cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. In the fourth quarter of 2006 we made a refundable deposit of $150,000 toward the purchase of three TomoTherapy® Hi-Art® systems, one of which is to be utilized by Premier Nassau. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity. We paid $132,000 of the financing costs related to Premier Nassau’s debt issuance of which $5,000 was credited as payment of our 24.5% ownership interest in Premier Nassau and $127,000 was a loan to Premier Nassau which was repaid in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau. A similar guarantee was also entered into by several other corporate entities that we do not own but that are parties to the transaction. The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months and will commence upon Premier Nassau’s acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points and are secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of a Master Equipment Lease, an Amendment to the Master Equipment Lease, a Loan Agreement and a Revolving Demand Note, each dated November 5, 2007, by and between Premier Nassau and M&T.

The following table presents our investment balance in Premier Nassau, under the equity method, as of December 31, 2007.

Amount paid for ownership interest	$5,000
Share of Premier Nassau's losses	(75,000)
Equity method investment balance (included in other assets)	$(70,000)

At December 31, 2007 the equity method investment balance of our investment in Premier Nassau approximates the amount of our underlying equity interest in its net assets. The following tables present the condensed results of operations and financial position of Premier Nassau.

Premier Nassau's condensed results of operations for the year ended December 31, 2007 (a)
Financing fees	$(132,000)
Professional fees	(132,000)
Interest expense	(45,000)
Total costs and expenses	(309,000)
Interest income	2,000
Net loss	$(307,000)

(a)-	Premier Nassau's results of operations are for the period from September 12, 2007 (its date of inception) to December 31, 2007.

Premier Nassau's condensed balance sheet as of December 31, 2007
Cash	$558,000
Property, plant and equipment, net	190,000
Subordinated promissory notes, including deferred interest	(1,045,000)
Capital deficiency	$(297,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Investment in Trident Growth Fund LP

Effective July 11, 2006, we sold our interest in Trident Growth Fund LP (Trident) to its general partner, Trident Advisors, Inc. (Trident Advisors), for $2,570,000 of which $625,000 was paid with cash and $1,945,000 was paid with Trident Advisor’s four year secured promissory note. The promissory note accrued interest at the one year LIBOR rate as published in the Wall Street Journal, a rate of 5.68% at the time of closing. Payments under the promissory note were due in four annual installments in amounts equal to the greater of $486,250, or 75% of the amount of all cash and property distributions received by Trident Advisors from Trident in each year, plus accrued interest. On August 13, 2007, we agreed to reduce the sales price by $986,000 in exchange for accelerated payment from Trident Advisors of the $1,000,000 remaining sales price they owed us. For the years ended December 31, 2007 and 2006, we recognized losses on the sale of our investment in Trident of $986,000 and $14,000 respectively, and earned interest income on the promissory note of $64,000 and $52,000, respectively.

Prior to selling our interest in Trident, we accounted for the investment as an unconsolidated subsidiary. During the year ended December 31, 2006 our share of Trident’s loss was $28,000. The following table presents Trident’s condensed results of operations for the time period while we held an investment in Trident.

Trident's condensed results of operations for the period from January 1, 2006 to July 11, 2006 (a)
Income	$981,000
Operating expenses	(1,169,000)
Investment gains	71,000
Net loss	$(117,000)

(a) -	The time period, during the year ended December 31, 2006, in which we held an investment in Trident.

7 Notes Payable and Capitalized Lease Obligations

US Bank

The PET imaging equipment and leasehold improvements for our PET imaging centers located in Wichita, Kansas; Rockville Centre, New York; Parsippany, New Jersey; and, Hialeah, Florida were originally financed by DVI Financial Services, Inc. (DVI). In 2004, subsequent to these financings, DVI filed for bankruptcy protection. Effective March 31, 2007, we executed addendums to the financing agreements for such loans with Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee, (US Bank).

Pursuant to the addendums to the financing agreements with US Bank, the terms of repayment of an aggregate of $2,100,000 of debt principal was modified resulting in an overall reduction of debt service payments for the years ending December 31, 2007 and 2008 of $955,000 and $549,000, respectively, and increased overall debt service payments for the years ending December 31, 2009, 2010 and 2011 by $270,000, $1,060,000 and $275,000, respectively. The increase in overall principal and interest payments for the years ending December 31, 2010 and 2011 include principal balloon payments of $854,000 and $273,000, respectively. In connection with the loan modifications, we paid US Bank a fee of $21,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

The US Bank financing agreements consist of promissory notes are either in our name or are guaranteed by us, if they are in the name of one of our subsidiaries, and provide US Bank with a security interest in substantially all of the assets of PET Wichita, PET LI, Morris Management, PET NJ and Hialeah Management and the assets held in our name for the benefit of those PET imaging centers managed by those subsidiaries. The US Bank financing agreements contain various covenants including requirements that we maintain a debt to tangible net worth ratio of no more than three to one and a cash balance of $500,000. The US Bank financing agreements also restrict certain mergers, consolidations, sales of assets, and dividend payments.

We are not in compliance with the minimum cash balance and the tangible net worth ratio and we have not paid an aggregate of $90,000 of the US Bank debt service that was due in 2008. Our non compliance of the US Bank financing agreements may provide them with the remedy to demand payment of all remaining balances and as such, $1,669,000 of US Bank principal that would otherwise have been classified as long-term notes payable is included in the current portion of notes payable as of December 31, 2007.

In February 2008, we sold a PET imaging center which utilized equipment that collateralized a portion of the US Bank debt that was assumed by the buyer of such PET imaging centers (see Note 13).

GE Capital

The PET/CT imaging equipment, ancillary medical equipment and leasehold improvements for the Company’s PET imaging centers located in Forest Hills, New York; East Setauket, New York; Jacksonville, Florida; and, Tamarac, Florida were financed by General Electric Capital Corporation (GE Capital). Effective October 15, 2007, we executed addendums to the financing agreements for such financings with GE Capital pursuant to which the terms of repayment of an aggregate of $8,683,000 of debt principal were modified resulting in an overall reduction of debt service payments for the years ending December 31, 2007 and 2008 of $294,000 and $163,000, respectively, and increased overall debt service payments for the years ending December 31, 2011, 2012 and 2013 by $30,000, $181,000 and $442,000, respectively. In connection with the financing agreement modifications, we paid GE Capital a fee of $8,000.

The GE Capital financing agreements consist of promissory notes and lease agreements that are either in our name or guaranteed by us, if they are in the name of one of our subsidiaries, and provide GE Capital with a security interest in the PET/CT imaging equipment, ancillary medical equipment and leasehold improvements of Queens Management, Suffolk Management and PET Jacksonville, the accounts receivable and inventory of Sagemark Companies Ltd. and substantially all of the assets of PET Tamarac. The GE Capital financing agreements contain various covenants including requirements that we maintain a debt to tangible net worth ratio of no more than three to one and a cash balance of $500,000. The GE Capital financing agreements also provide that an event of default exists if there is material adverse change in our financial condition or for non-payment of amounts due under the financing agreements.

We are not in compliance with the minimum cash balance and the tangible net worth ratio, or the covenant that an event of default may exist if our financial condition has been negatively impacted (see Note 1) and we have not paid, an aggregate of $266,000 of the GE Capital debt service that was due in 2008. On March 12, 2008, GE Capital provided us with a notice of default, requiring us to pay $266,000 of delinquent debt service by March 21, 2008. We did not make such payment and GE Capital has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

demanded accelerated payment on debts outstanding to them approximating $7.8 million. We advised GE Capital that we are ceasing the operations of the PET imaging centers where the collateral underlying the debt is located and that as of March 25, 2008 we agree to a voluntary surrender of such collateral. As such, as of December 31, 2007, $3,252,000 of GE Capital notes payable principal that would otherwise have been classified as long-term is included in the current portion of notes payable and $4,373,000 of GE Capital lease obligations that would otherwise have been classified as long-term is included in the current potion of capitalized lease obligations.

In February 2008, we sold a PET imaging center which utilized equipment that collateralized a portion of the GE Capital debt that was assumed by the buyer of such PET imaging centers (see Note 13).

Siemens

The PET/CT imaging equipment and related leasehold improvements for the Company’s PET imaging center located in Rockville Centre, New York were financed by Siemens Medical Solutions USA, Inc. (Siemens) pursuant to financing agreements. Effective November 1, 2007, we executed addendums to the financing agreements for such financings with Siemens pursuant to which the terms of repayment of an aggregate of $1,966,000 of debt principal were modified resulting in an overall reduction of debt service payments for the years ending December 31, 2007 and 2008 of $44,000 and $7,000, respectively, and increased overall debt service payments for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 by $16,000, $16,000, $16,000, $13,000, and $11,000, respectively. In connection with the financing agreement modifications, we paid Siemens a fee of $4,000.

The Siemens financing agreements consist of a promissory note and a lease agreement that are either in our name or are guaranteed by us, if they are in the name of one of our subsidiaries, and provide Siemens with a security interest in the PET/CT imaging equipment, ancillary medical equipment and leasehold improvements of PET LI and such assets held in our name for the benefit of the PET imaging center managed by PET LI. The Siemens financing agreements provide that an event of default exists if there is material adverse change in our financial condition or if we are in default of any material agreements with any other third parties, such as our default of our financing agreements with US Bank and GE Capital. Our non compliance with the provisions of the Siemens financing agreements may provide them with the remedy to demand payment of all remaining balances due to them. As such, as of December 31, 2007, $170,000 of Siemens notes payable principal that would otherwise have been classified as long-term is included in the current portion of notes payable and $1,551,000 of Siemens lease obligations that would otherwise have been classified as long-term is included in the current potion of capitalized lease obligations.

In February 2008, we sold our PET imaging centers which utilized the equipment that collateralized the Siemens debt and the Siemens debt was assumed by the buyer of such PET imaging centers (see Note 13).

IBA Molecular

On December 8, 2006, PET LI, Hialeah Management, Morris Management, and Queens Management entered into separate thirty six month FDG Supplier Agreement with IBA Molecular North America, Inc (IBA Molecular). Under the terms of the FDG Supplier Agreements, each subsidiary entered into a note payable with IBA Molecular for past due payables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Physician Notes

In order to comply with the Federal physician self-referral law (see Note 8), in January 2007, we issued promissory notes to eleven referring physicians as part of acquiring their ownership interests in our subsidiaries that manage the operations our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida.

The following table presents summarized information about our note payable financings as of December 31, 2007.
	Maturities	Weighted Average Interest Rate	Current Portion	Long- term Portion	Total Notes Payable
US Bank	2010 - 2011	9.7%	$2,023,000	$-	$2,023,000
GE Capital	2011- 2013	9.1%	3,662,000	-	3,662,000
Siemens	2011	9.5%	213,000	-	213,000
IBA Molecular	2009	12.0%	166,000	175,000	341,000
Physician Notes	2010- 2011	10.0%	60,000	169,000	229,000
			$6,124,000	$344,000	$6,468,000

The following schedule presents the scheduled maturity of notes payable at December 31, 2007 giving effect to potential loan defaults. The actual payment of notes payable principal may vary.

Year Ending December 31,	Scheduled	Effect of Potential Loan Defaults	Adjusted
2008	$1,033,000	$5,091,000	$6,124,000
2009	1,346,000	(1,112,000)	234,000
2010	1,862,000	(1,802,000)	60,000
2011	1,129,000	(1,104,000)	25,000
2012	679,000	(654,000)	25,000
2013 and thereafter	419,000	(419,000)	-
Total notes payable	$6,468,000	$-	$6,468,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

The future minimum lease payments under capital leases as of December 31, 2007 are presented in the following table giving effect to the impact of potential default provisions. The actual lease repayments may vary.

Year Ending December 31,	GE Capital	Siemens	Other	Effect of Potential Lease Defaults	Adjusted
2008	$1,194,000	$385,000	$9,000	$7,340,000	$8,928,000
2009	1,263,000	404,000	-	(1,667,000)	-
2010	1,263,000	404,000	-	(1,667,000)	-
2011	1,263,000	404,000	-	(1,667,000)	-
2012	1,004,000	404,000	-	(1,408,000)	-
2013 and thereafter	594,000	337,000	-	(931,000)	-
	6,581,000	2,338,000	9,000	-	8,928,000

Less amount representing imputed interest	(1,377,000)	(566,000)	(1,000)	-	(1,944,000)
Present value of net minimum capital lease payments	5,204,000	1,772,000	8,000	-	6,984,000
Long - term portion of capitalized lease obligations	4,373,000	1,551,000	-	(5,924,000)	-
Current portion	$831,000	$221,000	$8,000	$5,924,000	$6,984,000

The following table presents information about interest paid on notes payable and capital leases for the indicated periods.

For the year ended December 31,	2007	2006
Interest expense on notes payable	$542,000	$427,000
Interest imputed on capital lease obligations	667,000	412,000
Total interest expense from notes payable and capital obligations lease	$1,209,000	$839,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

8 Subordinated Notes Payable and Minority Interests

Amounts outstanding on subordinated notes payable as of December 31, 2007 are presented in the following table.

		Weighted			Interest
		Average		Deferred	and
	Maturities	Interest Rate	Principal	Interest	Principal
Current:
Morris Management	2007	10.0%	$16,000	$7,000	$23,000
Hialeah Managemen	2008	10.0%	$49,000	$23,000	$72,000
Total current			$65,000	$30,000	$95,000
Long- term:
PET LI	2009	10.0%	$123,000	$63,000	$186,000

The following table presents information about deferred interest paid on subordinated notes payable for the indicated periods.

For the years ended December 31,	2007	2006
Deferred interest expense on subordinated notes payable	$19,000	$42,000

As part of the capitalization of Morris Management, Hialeah Management and PET LI, we issued subordinated notes to investors who also purchased equity interest in these subsidiaries. The notes are subordinated to our senior creditors (US Bank, GE Capital and Siemens) and to certain lease payments that are required to be made by our subsidiaries to us. The subordinated notes payable to investors in Morris Management were due in December 2007, but were not repaid because senior debt remains outstanding.

For all of the year ended December 31, 2006, minority interests owned 49% of Morris Management, 49% of PET LI, 49% of Hialeah Management, 10% of Queens Management and 49% of Suffolk Management. The Federal physician self-referral law, commonly referred to as “Stark II,” prohibits a physician from referring a patient covered under a Federal health care program such as Medicare or Medicaid, to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity. In 2005, the Centers for Medicare & Medicaid Services revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services and PET, as a nuclear medicine service, became under the purview of Stark II on January 1, 2007.

In order to comply with the Stark II provisions, effective January 1, 2007, we acquired 42.5% of Morris Management from the physicians who referred patients to our PET imaging center located in Parsippany, New Jersey and 35% of Hialeah Management from the physicians who referred patients to our PET imaging center located in Hialeah, Florida. Contemporaneously, we transferred 4.5% of our ownership in Morris Management to an existing minority interest owner of Morris Management and 8% of our ownership in Hialeah Management to two existing minority interest owners of Hialeah Management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

On January 1, 2007, we issued promissory notes aggregating $229,000 to the referring physicians (see Note 7) in exchange for their ownership interests having a book value of $8,000 and the cancellation of $309,000 of subordinated notes and deferred interest. The $88,000 difference between the promissory notes we issued and the book value of the acquired equity interests and cancelled subordinated notes and deferred interest was recognized as an extraordinary gain for the year ended December 31, 2007. As of January 1, 2007, the referring physician’s aggregate cumulative minority share of earnings in excess of their investment was $501,000 which we recorded as a reduction to accumulated deficit.

Subsequent to January 1, 2007 and for the remainder of the year ended December 31, 2007, minority interests owned 11% of Morris Management, 49% of PET LI, 22% of Hialeah Management, 10% of Queens Management and 49% of Suffolk Management. The minority interest share of the earnings, net of minority share of losses, of our subsidiaries for the years ended December 31, 2007 and 2006 were $126,000 and $444,000, respectively.

9 Income Taxes

For the years ended December 31, 2007 and 2006, our income tax provision consists of current state income tax expense of $36,000 and $23,000, respectively. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards are summarized in the following table.

As of December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$19,505,000
Goodwill	1,572,000
Investments	1,435,000
Stock - based compensation	244,000
Other	28,000
Total deferred tax assets	22,784,000
Deferred tax liabilities:
Fixed assets	(861,000)
Undistributed earnings of subsidiaries	(443,000)
Total deferred tax liabilities	(1,304,000)
Less: valuation allowance	(21,480,000)
Net deferred taxes	$-

For the year ended December 31, 2007 the valuation allowance for net deferred tax assets increased by $4,136,000. Based upon the level of historical tax losses, we have established a valuation allowance against the entire net deferred tax asset. Accordingly, the increase was the result of the changes in the components of net deferred tax assets.

As of December 31, 2007, we have net operating loss carryforwards approximating $49,628,000. The issuance of shares of our Common Stock for the acquisition of Premier and for private placements has limited our utilization of our tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Our net operating loss carryforwards at December 31, 2007 expire as set forth in the following table.
Year Carryforward expires
2008	$167,000
2009	20,000
2010	1,144,000
2011	13,312,000
2012	1,870,000
2018	15,116,000
2020	1,164,000
2021	1,602,000
2022	1,887,000
2023	1,926,000
2024	1,407,000
2025	2,348,000
2026	2,621,000
2027	5,044,000
Total	$49,628,000

The following table reconciles the statutory federal income tax rate to the effective rate.

For the Year Ended December 31,	2007	2006
Federal statutory tax rate	- 35.0%	- 35.0%
Changes to valuation allowance	34.8%	34.0%
Effective state tax rate	0.1%	0.5%
Permanent differences	0.1%	0.5%
Effective income tax rate	0.0%	0.0%

10 Commitments and Contingencies

Operating Lease Obligations

We lease real estate for our corporate offices and our PET Center operations and office equipment under operating lease agreements, some with related parties (see Note 12), which expire at various dates through 2017. These leases generally contain scheduled rent increases or escalation clauses, renewal options, and in some case purchase options. Total operating lease expense for the years ended December 31, 2007 and 2006 was $672,000 and $596,000, respectively. The future minimum lease payments under non-cancellable operating leases as of December 31, 2007 are presented in the following table. The actual lease repayments may vary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Year Ending December 31,
2008	$537,000
2009	542,000
2010	508,000
2011	511,000
2012	426,000
2013 and thereafter	927,000
$3,451,000

Debt Guarantees

We have guaranteed certain debt obligations of our consolidated subsidiaries (see Note 7) and of an unconsolidated affiliate, Premier Nassau (see Note 6).

Long-term Employment Commitments and Severance Compensation

Mr. Lipstein is our President and Chief Executive Officer and a member of our Board of Directors. The terms of Mr. Lipstein’s employment were approved by our Board of Directors for a two year term commencing July 2, 2007. Mr. Lipstein receives an annual salary of $114,000. In the event we obtain additional equity financing of at least $2,500,000, Mr. Lipstein’s salary will increase to $300,000 annually. In the event we raise at least $7,500,000 in additional financing and Mr. Lipstein is terminated without cause, he will be entitled to receive severance compensation of 2.99 times his annual salary.

Michael Fagien, M.D. is our Chief Medical Officer pursuant to an employment agreement which was executed on October 25, 2005 and amended from time to time. Pursuant to one such amendment, in October 2007, Dr. Fagien’s annual salary was reduced from $250,000 to $150,000 during the term of his employment agreement which expires in October 2010. We are attempting to reach a mutual termination to Dr. Fagien’s employment agreement and in February 2008, we notified him that effective March 1, 2008, we were no longer going to pay him pursuant to his employment agreement. Dr. Fagien also performs radiology services for our PET imaging centers located in Florida pursuant to a radiology services agreement which expires in October 2010 and compensates him with a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him. Subsequent to the closing in March 2008 of our PET imaging centers located in Jacksonville and Tamarac, Florida, we will not incur reading fees pursuant to this radiology services agreement.

Equipment Maintenance Costs

The PET/CT and PET imaging equipment installed at our PET imaging centers was delivered with a one year manufacturer’s warranty and after the first year we have historically entered into maintenance agreements with the manufacturers to provide coverage for required maintenance and repairs to the PET/CT and PET imaging equipment. The cost of such maintenance agreements ranges from $10,000 to $17,000 per month for each imaging system. In 2007 we renegotiated the maintenance contracts for many of our PET imaging centers whereby we have reduced our monthly costs in exchange for a lower level of coverage. In the event the imaging system requires a major repair which is not covered by the maintenance agreements, our maintenance costs could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Legal Proceedings

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, liquidity, or results of operations.

In May 2006, we entered into an office building lease with LaVilla Partners II, LLP, for space in a to-be-constructed building in Jacksonville, Florida. On January 2, 2008 we issued a notice of termination of the lease for non-delivery of a certificate of occupancy within the time frame outlined in the lease. On January 11, 2008, LaVilla Partners II, LLP delivered what it purported to be the required certificate of occupancy. Whether or not the certificate of occupancy as delivered by LaVilla Partners II, LLP complies with the terms of the lease, we intend to dispute the validity of the lease as a consequence of certain representations made to us on behalf of LaVilla Partners II, LLP as an inducement for us to enter into the lease. There can be no assurance of the outcome of any such dispute.

11 Capital Stock

Common Stock

As of December 31, 2007, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 shares are issued, 7,661,503 shares are outstanding and 346,758 shares are held in treasury.

On June 1, 2006, we issued 60,000 shares of our common stock to an individual pursuant to a consulting agreement. The consultant was entitled to receive up to an aggregate of an additional 290,000 shares of our common stock certain stock performance milestones were achieved. Such milestones were not achieved and on June 29, 2007, we terminated the consulting agreement and we are not required to pay the consultant any further cash or stock compensation.

Preferred Stock

As of December 31, 2007, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares are issued and outstanding. The following provides information about each series of designated preferred stock.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at our option at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. Accrued dividends on the Series B Preferred stock as of December 31, 2007 approximated $1,000. No dividends were declared for the years ended December 31, 2007 and 2006.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. Accrued dividends on the Series E preferred stock as of December 31, 2007 approximated $18. No dividends were declared for the years ended December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Series F (2,700 shares issued and outstanding) - In 1984, in consideration for certain creditors granting extensions on our former debts, we issued 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at our option after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. Accrued dividends on the Series F preferred stock as of December 31, 2007 approximated $43,000. No dividends were declared for the years ended December 31, 2007 and 2006.

12 Transactions with Related Parties

A summary of the balance sheet effect of transactions with related parties is presented in the following table.

As of December 31, 2007
Management fees receivable:
Rockville PET Imaging and Forest Hills PET Imaging (a)	$1,076,000
Eiber Radiology (b)	857,000
Advanced PET Imaging (c)	200,000
2,133,000
Note payable:
Legal fees (d)	272,000

A summary of the statement of operations effect of transactions with related parties is presented in the following table.

For the year ended December 31,	2007	2006
Management fee revenues:
Rockville PET Imaging and Forest Hills PET Imaging (a)	$3,257,000	$3,553,000
Eiber Radiology (b)	1,758,000	1,877,000
Advanced PET Imaging (c)	879,000	728,000
	5,894,000	6,158,000

Operating expenses:
Patient service costs, radiology expense:
Michael Fagien, M.D (e)	107,000	206,000
Northwest Radiology Associates (f)	84,000	213,000
	191,000	419,000
Legal fees (d)	293,000	310,000
Marketing fees (g)	239,000	238,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

A summary of the statements of shareholders’ deficiency effect of transactions with related parties is presented in the following table.

For the year ended December 31,	2007	2006
Equity distributions:
Rockville PET Imaging (a)	$244,000	$218,000
NRB Assiociates, LLC (f)	$17,000	$47,000
	$261,000	$265,000

(a)
Our subsidiary, PET LI earns fees from the management of Rockville PET Imaging. Our subsidiary Queens Management earns fees from the management of Forest Hills PET Imaging. Rockville PET Imaging owns 49% of PET LI and 10% of Queens Management. Both Rockville PET Imaging and Forest Hills PET Imaging are owned by Lucille Taverna, M.D., a radiologist.

(b)
Our subsidiary Hialeah Management earns fees from the management of Premier PET Imaging of Hialeah, Inc. Our subsidiaries, PET Jacksonville and PET Tamarac earn fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

(c)
Our subsidiary Suffolk Management earns fees from the management of Advanced PET Imaging and Anna Associates LLC owns 49% of Suffolk Management. Both Advanced PET Imaging and Anna Associates LLC are owned by Azad K. Anand, M.D., a radiologist.

(d)
We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The terms of the note required us to pay certain amounts in advance of the due date including $20,000 when we received payment on amounts due from Trident Advisors (see Note 6), the first $20,000 of any proceeds from a sale to investors of equity or debt securities, and payment of the outstanding balance of the note in the event we received $7,500,000 in proceeds from its a sale to investors of equity or debt securities. We did not pay Mr. Blessey $20,000 that became due in August 2007 when we received payment of amounts due from Trident Advisors, inasmuch Mr. Blessey waived such entitlement. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount.

(e)
Michael Fagien, M.D. serves as our Chief Medical Officer pursuant to an employment agreement (see Note 10). We also pay Dr. Fagien radiology reading fees for services performed pursuant to a radiology services agreement.

(f)	We pay Northwest Radiology Associates for radiology reading fees. Northwest Radiology Associates is owned by NRB Associates LLC which owns 11% of our subsidiary Morris Management.

(g)	We pay fees to certain marketing entities that are related to us via employee and or investor relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

13 Subsequent Events

Decision to Divest From the PET Imaging Operations and the Radiation Therapy Ventures

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest and that of our shareholders and creditors to seek a divestiture from our PET imaging centers and our investment in the radiation therapy venture in an attempt to satisfy our debt obligations. Secured debt and guarantees on such date related to our PET imaging operations approximate $12.9 million. Additionally, we have guaranteed approximately $4.5 million of debt related to the radiation therapy ventures.

Sale of PET LI and Queens Management

On February 26, 2008, we sold our 80% equity interest in Queens Management and our 51% equity interest in PET LI to entities that are owned by a former employee, receiving cash proceeds of $325,000 and disposing of net liabilities resulting in a gain on disposal of $2,240,000 after the deduction of transaction costs of $39,000. Up until the sale, both Queens Management and PET LI were included in our consolidated balance sheet and consolidated statement of operations. We are accounting for the sale of our interests in Queens Management and PET LI under purchase accounting pursuant to SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the buyer’s assumption of the secured debt obligations that were incurred to finance PET LI and Queens Management’s medical equipment and leasehold improvements, we remain a guarantor on $1,000,000, reducing in amount over a 24 month period, at which time the guaranty will expire, and on $458,000, which guaranty will remain in effect for a period of 15 months from February 11, 2008.

We also remain obligated under two separate premises lease agreements pursuant to which we leased the facilities for both Queens Management and PET LI, however, the buyers have agreed to indemnify and hold us harmless from any liability or obligation associated with these lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

The following tables provides information regarding the net liabilities to be disposed and related summary statements of operations for Queens Management and PET LI as of December 31, 2007 and for the years ended December 31, 2007 and 2006.

As of December 31, 2007
Assets:
Cash	$33,000
Management fees receivable related - parties	1,076,000
Other current assets	52,000
Furniture, fixtures, equipment and leasehold improvements, net	898,000
Equipment held under capitalized lease obligations, net	2,612,000
Other assets	4,000
Assets to be disposed	4,675,000
Liabilities:
Accounts payable	197,000
Accrued expenses	3,000
Current portion of notes payable	1,011,000
Current portion of capitalized lease obligations	3,222,000
Subordinated notes payable and related deferred interest	185,000
Notes payable, net of current portion	89,000
Liabilities to be disposed	4,707,000
Undistributed earnings of minority interests	1,501,000
Net liabilities disposed	$1,533,000

For the year ended December 31,	2007	2006
Management fee revenues	$3,255,000	$3,553,000
Operating expenses:
Patient service costs and expenses	596,000	517,000
Equipment maintenance	328,000	320,000
Salaries, payroll taxes and fringe benefits	293,000	380,000
Professional fees	66,000	66,000
General and administrative expenses	546,000	613,000
Depreciation and amortization	900,000	654,000
Total Operating Expenses	2,729,000	2,550,000
Income from Operations	526,000	1,003,000
Interest expense	(63,000)	(38,000)
Income from operations before minority interest	463,000	965,000
Minority interest in income of subsidiaries	(155,000)	(199,000)
Net income of subsidiaries sold	$308,000	$766,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10KSB

Notice of Lease Termination for Our PET Imaging Center in East Setauket, New York

On February 27, 2008, the landlord of the premises we lease for our PET imaging operations located in East Setauket, New York, notified us that our lease was terminated and requested that we surrender the premises. We are in the process of closing our operations at this PET imaging center.

Closure of PET Imaging Centers

On March 11, 2008, our Board of Directors approved the closure of our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida, after which we have one PET imaging center located in Hialeah, Florida that has continued its operations.

Notice of Default and Demand for Accelerated Payment from GE Capital

On March 12, 2008, GE Capital provided us with a notice of default, requiring us to pay $266,000 of delinquent debt service by March 21, 2008. We did not make such payment and GE Capital has demanded accelerated payment on debts outstanding to them approximating $7.8 million. We advised GE Capital that we are ceasing the operations of the PET imaging centers where the collateral underlying the debt is located and that as of March 25, 2008 we agreed to a voluntary surrender of such collateral.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our chief executive officer and chief financial officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

Item 8B. Other Information.

None

PART III

Sagemark Companies Ltd. ∙ Form 10KSB

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Directors and Executive Officers

The following table presents information regarding our directors, executive officers and other significant employees as of December 31, 2007

Name	Age	Position
Ron Lipstien	52	President and Chief Executive Officer
Steven Katz, Ph.D	63	Director
George W. Mahoney	47	Chief Financial Officer
Michael Fagien, M.D.	50	Chief Medical Officer
Robert L. Blessey	62	Secretary

Ron Lipstein has been our President and Chief Executive Officer and a member of our Board of Directors since July 2, 2007. Mr. Lipstein was one of the founders of Ortec International, Inc., a development stage biotechnology company (Ortec). Mr. Lipstein was Ortec’s Secretary and a Director from its inception in 1991 until July 2007. Mr. Lipstein served as Ortec’s Vice Chairman from January 2003 until July 2007, as its Chief Executive Officer from March 2003 until July 2007 and as its Chief Financial Officer from 1991 until March 2003. Mr. Lipstein is a certified public accountant.

Steven Katz has been a member of our Board of Directors since July 2, 2007. Dr. Katz was a member of Ortec’s Board of Director from its inception in 1991 until July 2007. Dr. Katz served as Ortec’s Chairman from September 1994 until July 2007 and as its chief executive officer from 1991 until January 2003. Dr. Katz has also been a professor of Economics and Finance at Bernard M. Baruch College in New York City since 1972. Dr. Katz has a Ph.D. in Finance and Statistics as well as an MBA and an MS in Operations Research, both from New York University.

George W. Mahoney has been our Chief Financial Officer since March 2001 and previously from October 1994 to May 1999. From May 1999 until March 2001, Mr. Mahoney was a financial and business consultant to us and other public and private companies. From 1991 to 1999, Mr. Mahoney also served as the Chief Financial Officer and a director of International Magnetic Imaging Inc., a former subsidiary of ours. Mr. Mahoney is a certified public accountant.

Michael Fagien, M.D. has been our Chief Medial Officer since October 2005. Dr. Fagien is a radiologist, board certified in nuclear medicine, and from October 2003 to October 2005, he served as the Chairman of the Medical Advisory Board of Radiological Corporation of America, and as its Chief Medical Officer from October 2004 to April 2005. From September 2002 to October 2005, Dr. Fagien served as the Medical Director of National PET Scan, LLC. Prior to that, Dr. Fagien served as a Clinical Professor and as the Chief of Nuclear Medicine at the University of Florida for over a decade.

Robert L. Blessey has served as our Secretary since May 2001 and as a member of our Board of Directors from May 2001 through July 2, 2007. For more than the past five years, Mr. Blessey has practiced law and is of counsel to the New York based law firm of Gusrae, Kaplan, Bruno & Nusbaum, PLLC.

Sagemark Companies Ltd. ∙ Form 10KSB

Board of Directors

All Directors serve for one year or such longer period until their successors are elected and qualify. Dr. Katz receives an annual fee of $10,000 for his service on our Board. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. There are no family relationships between or among any of our directors or executive officers.

Certain Corporate Governance Matters

The Board of Directors established an Audit Committee to assist in our governance. The Audit Committee was established to function under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditors, review financial statements and management’s discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. On July 2, 2007, Theodore B. Shapiro, who was the sole member of the audit committee resigned from the Board of Directors and with his resignation we were left with no audit committee. We have not reconstituted our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all forms filed under Section 16(a). Based solely on our review of the copies of those forms received by us, or written representations from such persons we are not aware of any noncompliance with regards to Section 16(a).

Item 10. Executive Compensation.

We do not have a compensation committee. Our Board of Directors and/or our Chief Executive Officer approves and establishes the terms of employment for our executives whether written or unwritten.

Mr. Lipstein is our President and Chief Executive Officer. The terms of Mr. Lipstein’s employment were approved by our Board of Directors for a two year term commencing July 2, 2007. Mr. Lipstein receives an annual salary of $114,000. In the event we obtain additional equity financing of at least $2,500,000, Mr. Lipstein’s salary will increase to $300,000 annually. In the event we raise at least $7,500,000 in additional financing and Mr. Lipstein is terminated without cause, he will be entitled to receive severance compensation of 2.99 times his annual salary.

On July 2, 2007, Mr. Shapiro resigned from his position as our Chief Executive Officer and Dr. Schulman resigned from his position as President of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary in which we conduct our PET imaging operations. Mr. Shapiro’s and Dr. Schulman’s employment agreements were amended pursuant to which they waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to them through July 2, 2007 (except for any warrants previously issued to them). On July 2, 2007, Mr. Shapiro’s accrued and unpaid salary of $250,000 was recorded as a contribution to additional paid-in capital and Dr. Schulman’s accrued and unpaid salary of $88,000 was recorded as a contribution to additional paid-in capital.

Sagemark Companies Ltd. ∙ Form 10KSB

Mr. Mahoney has been our Chief Financial Officer since 2001. The terms of Mr. Mahoney’s employment, as amended from time to time, are approved by our Board of Directors. Currently, Mr. Mahoney receives an annual salary of $204,000 and an allowance for fringe benefits of $1,500 per month. Mr. Mahoney is also paid for his unused vacation at the end of each year.

Dr. Fagien is our Chief Medical Officer pursuant to an employment which was executed on October 25, 2005 and amended from time to time. Pursuant to one such amendment, in October 2007, Dr. Fagien’s annual salary was reduced from $250,000 to $150,000 during the term of his employment agreement which expires in October 2010. We are attempting to reach a mutual termination to Dr. Fagien’s employment agreement and in February 2008, we notified him that effective March 1, 2008, we were no longer going to pay him pursuant to his employment agreement. Dr. Fagien also performs radiology services to our PET imaging centers located in Florida pursuant to a radiology services agreement which expires in October 2010 and compensates him with a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him. Subsequent to the closing in March 2008 of our PET imaging centers located in Jacksonville and Tamarac, Florida, we will not incur reading fees pursuant to this radiology services agreement.

On July 20, 2007, Elizabeth Longton, our Vice President of Operations, notified us that she did not intend to renew her employment agreement which expired January 31, 2008. On September 11, 2007, we entered into a termination agreement with Ms. Longton pursuant to which we paid her $50,000, which was a reduction of approximately $70,000 from the salary, severance compensation and fringe benefits that would have otherwise been payable to her. Ms. Longton’s employment agreement, while in force, provided her with annual salary of $140,000.

SUMMARY COMPENSATION TABLE

Name and Principal Postion	Year	Salary	Bonus	Option Awards (a)	All Other Compensation		Total
Ron Lipstein (b)	2007	$57,000	$-	$108,063	$-		$165,063
Chief Executive Officer
Theodore B. Shapiro (c)	2007	50,000	-	-	16,000	(d)	66,000
Chief Executive Officer	2006	100,000	-	-	24,000	(d)	124,000
Stephen A. Schulman, M.D. (c)	2007	12,500	-	-	-		12,500
President of Premier P.E.T.	2006	25,000	-	-	-		25,000
Imaging International, Inc.
George W. Mahoney	2007	204,404	-	43,069	35,908	(e)	283,381
Chief Financial Officer	2006	194,670	8,750	-	31,592	(e)	235,012
Michael Fagien, M.D.	2007	237,500	-	94,477	92,804	(f)	424,781
Chief Medical Offier	2006	219,443	-	94,477	245,792	(f)	559,712
Elizabeth Longton	2007	159,720	-	29,238	-		188,958
Vice President of Operations	2006	140,000	5,000	29,238	15,796	(d)	190,034
Robert L. Blessey	2007	-	-	-	324,535	(g)	324,535
Secretary	2006	-	-	-	356,781	(g)	356,781

(a)
The Black-Scholes option pricing model was used to calculate the fair values of option awards - see Note 1 - Stock-Based Compensation in the Notes to the Consolidated Financial Statements included as Item 7 of this annual report on Form 10KSB.

(b)	Mr. Lipstein was appointed as Chief Executive Officer in July 2007 and his base pay is for the last six months of 2007.

(c)
Mr. Shapiro and Dr. Schulman resigned their executive positions in July 2007 and their base salaries represent the value of their services for which they were not paid, for all of 2006 and for the first six months of 2007.

(d)	Represents allowances for fringe benefits.

Sagemark Companies Ltd. ∙ Form 10KSB

(e)	Represents the payment of unused vacation and allowances for fringe benefits.

(f)	Represents the payment of radiology reading fees pursuant to a radiology reading services agreement and payment of Dr. Fagien’s professional liability insurance.

(g)
Mr. Blessey resigned from the Board of Directors on July 2, 2007. Mr. Blessey continues to serve as our Secretary and also serves as our general counsel and legal fees we paid to him during 2007 are included as other compensation. As of December 31, 2007, Mr. Blessey has outstanding an option to purchase 12,500 shares of our Common Stock for $1.60 per share which expires October 10, 2010. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. We also owe Mr. Blessey approximately $60,000 for legal services which is included in accounts payable as of December 31, 2007.

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

Currently, our Board of Directors administers and interprets our stock option plan and is authorized to grant options to any of our eligible employees, including our officers. The Board of Directors designates the optionees, the number of shares subject to the options, and the terms and conditions of each option. Each option granted under our stock option plan must be exercised, if at all, during a period established in the grant which may not exceed 10 years from the later of the date of the grant or the date the option first becomes exercisable. An optionee may not transfer or assign any option granted, and may not exercise any options after a specified period subsequent to the termination of the optionee’s employment with us.

Sagemark Companies Ltd. ∙ Form 10KSB

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards
	Number of SecuritiesUnderlying		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option	Option
	Unexercised Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Ron Lipstein	-	-	275,000	$0.83	7/2/2012	(a)
	-	-	225,000	$0.83	7/2/2012	(b)
Theodore B. Shapiro	125,000	-	-	$1.60	10/10/2010	(c)
	150,000	-	-	$1.60	10/10/2010	(c)
Stephen A. Schulman, M.D.	100,000	-	-	$1.60	10/10/2010	(c)
George W. Mahoney	45,000	-	-	$1.60	10/10/2010	(c)
	75,000	-	-	$1.60	4/5/2012	(c)
Michael Fagien, M.D.	400,000	100,000	-	$1.60	10/25/2010	(d)
Elizabeth Longton	35,000	-	-	$3.91	1/25/2010	(e)
Robert L. Blessey	12,500	-	-	$1.60	7/2/2012	(c)

(a)	Vests and becomes exercisable on the date we obtain additional equity financing of at least $2,500,000.

(b)	Vests and becomes exercisable on the date that we opens a tenth cancer care and radiation therapy treatment center.

(c)	Vested and was exercisable on the date of issuance.

(d)
The option to purchase 500,000 shares of our Common Stock was granted in October 2005. On each anniversary 100,000 shares vest and become exercisable and for each PET imaging center that opens in Florida an additional 100,000 shares vest and become exercisable.

(e)	Vested and became exercisable evenly over three years from grant date.

DIRECTOR COMPENSATION FOR 2007
	Fees
	Earned or		All
	Paid	Option	Other
Name and Principal Position	in Cash	Awards	Compensation	Total
Steven Katz, Ph.D (a)	$5,000	$16,885	$-	$21,885
Edward D. Bright (b)	50,000	-	-	50,000

(a)
Dr. Katz was appointed as a director in July 2007 and his fees paid in cash represent the pro rata portion of his annual fee of $10,000 for the last six months of 2007. On July 2, 2007, Dr. Katz was granted a five year warrant to purchase 25,000 shares of our Common Stock for $.83 per share. The warrant vested and became exercisable on the date of issuance. All of the shares of Common Stock underlying the warrant granted to Dr. Katz remain outstanding as of December 31, 2007. The Black-Scholes option pricing model was used to calculate the fair value of the warrant - see Note 1 - Stock-Based Compensation in the Notes to the Consolidated Financial Statements included as Item 7 of this annual report on Form 10KSB.

Sagemark Companies Ltd. ∙ Form 10KSB

(b)
On July 2, 2007, Mr. Bright resigned from the Board of Directors. As of December 31, 2007,Mr. Bright has outstanding options to purchase 62,500 shares of our Common Stock for $1.60 per share which expire October 10, 2010.

Indemnification of Our Officers and Directors

Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, we entered into an indemnification agreement with our chief financial officer pursuant to which we granted him certain additional indemnification rights. We maintain officer and director liability insurance coverage. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 21, 2008 by: (i) each director, (ii) the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All shares of our common stock subject to options and/or warrants currently exercisable or exercisable within 60 days of March 21, 2008, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options and/or warrants, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by the officers, directors and principal stockholders, our transfer agent, and Forms 5 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,661,503 shares outstanding (exclusive of 346,758 shares of our common stock held in our treasury) on March 21, 2008, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 4710 N.W. Boca Raton Boulevard, Suite 200, Boca Raton, Florida 33431.

Sagemark Companies Ltd. ∙ Form 10KSB

	Amount and
	Nature of		Percent
	Beneficial		of
Name of Beneficial Owner	Ownership		Class
Ronald Lipstein	-	(a)	0.0%
Steven Katz, Ph.D	25,000	(b)	0.3%
George W. Mahoney	120,000	(c)	1.5%
Michael Fagien, M.D.	400,000	(d)	4.9%
Robert L. Blessey	321,811	(e)	4.2%
Tara Capital, Inc.	650,977	(f)	8.1%
3505 South Ocean Boulevard
Highland Beach, FL 33487
Stephen A. Schulman, M.D.	623,752	(g)	8.0%
501 South Ocean Boulevard, Unit 102
Boca Raton, FL 33432
Pamels Corp.	402,892		5.2%
5301 North Federal Highway, Suite 345
Boca Raton, FL 33487
Marton Grossman	736,473		9.6%
1461 53rd Street
Brooklyn, NY 11219
Edward H. Arnold	776,250	(h)	9.8%
815 Tudor Lane
Lebanon, PA 17042
All executive officers and directors as a group (4 persons)	866,811	(i)	9.6%

(a)	Does not include 500,000 shares underlying options and warrants that have not vested and are not considered exercisable within 60 days of March 21, 2008.

(b)	Includes 25,000 shares underlying a warrant that is exercisable within 60 days of March 21, 2008.

(c)	Includes 120,000 shares underlying options that are exercisable within 60 days of March 21, 2008.

(d)
Includes 400,000 shares underlying an option that is exercisable within 60 days of March 21, 2008 but does not include 100,000 shares underlying a portion of such option which has not vested and is not considered exercisable within 60 days of March 21, 2008.

(e)
Includes 12,500 shares underlying a warrant that is exercisable within 60 days of March 21, 2008 and 275,977 shares owned by Bocara Corp. in which Mr. Blessey owns a 25% interest and his spouse owns a 75% interest.

(f)	Includes 375,000 shares underlying a warrant that is exercisable within 60 days of March 21, 2008.

(g)
Includes 100,000 shares underlying a warrant that is exercisable within 60 days of March 21, 2008 and 402,892 shares owned by Pamels Corp. in which Dr. Schulman owns a 90% interest and his daughter and son-in-law each own a 5% interest.

(h)
Includes 129,375 shares and warrants exercisable within 60 days of March 21, 2008 to purchase an additional 258,750 shares, owned by the four Arnold Venture Fund, L.P. and 129,375 shares and warrants exercisable within 60 days of March 21, 2008 to purchase an additional 258,750 shares, owned by Arnold Holdings, LLC. Arnold Venture Fund, L.P. and Arnold Holdings, LLC are controlled by Edward Arnold.

(i)
Includes 557,500 shares underlying options and warrants that are exercisable within 60 days of March 21, 2008 but does not include 100,000 shares underlying the portion of an option which has not vested and is not considered exercisable within 60 days of March 21, 2008.

We are not aware of any arrangement that might result in a change of control in the future.

Sagemark Companies Ltd. ∙ Form 10KSB

Item 12. Certain Relationships and Related Transactions

The following table summarizes related party management fee transactions.
As of December 31, 2007
Management fees receivable:
Rockville PET Imaging and Forest Hills PET Imaging (a)	$1,076,000
Eiber Radiology (b)	857,000
Advanced PET Imaging (c)	200,000
$2,133,000

For the year ended December 31,	2007	2006
Management fee revenues:
Rockville PET Imaging and Forest Hills PET Imaging (a)	$3,257,000	$3,553,000
Eiber Radiology (b)	1,758,000	1,877,000
Advanced PET Imaging (c)	879,000	728,000
	$5,894,000	$6,158,000

(a)
Our subsidiary, PET LI earns fees from the management of Rockville PET Imaging. Our subsidiary Queens Management earns fees from the management of Forest Hills PET Imaging. Rockville PET Imaging owns 49% of PET LI and 10% of Queens Management. Both Rockville PET Imaging and Forest Hills PET Imaging are owned by Lucille Taverna, M.D., a radiologist.

(b)
Our subsidiary Hialeah Management earns fees from the management of Premier PET Imaging of Hialeah, Inc. Our subsidiaries, PET Jacksonville and PET Tamarac earn fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

(c)
Our subsidiary Suffolk Management earns fees from the management of Advanced PET Imaging and Anna Associates LLC owns 49% of Suffolk Management. Both Advanced PET Imaging and Anna Associates LLC are owned by Azad K. Anand, M.D., a radiologist.

The following table summarizes related party legal fee transactions.
As of December 31, 2007
Notes payable legal - fees (d)	$272,000

For the year ended December 31,	2007	2006
Operating Expense - legal fees (d)	$293,000	$310,000

(d)
We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The terms of the note issued to Mr. Blessey required us to pay certain amounts in advance of the due date including $20,000 when we received payment on amounts due from Trident Advisors (see Note 6), the first $20,000 of any proceeds from a sale to investors of equity or debt securities, and payment of the outstanding balance of the note in the event we received $7,500,000 in proceeds from its a sale to investors of equity or debt securities. We did not pay Mr. Blessey $20,000 that became due in August 2007 when we received payment of amounts due from Trident Advisors, inasmuch Mr. Blessey waived such entitlement. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount.

The following table summarizes related party radiology fee transactions.
For the year ended December 31,	2007	2006
Michael Fagien, M.D (e)	$107,000	$206,000
Northwest Radiology Associates (f)	84,000	213,000
	$191,000	$419,000

(e)
Michael Fagien, M.D. serves as our Chief Medical Officer pursuant to an employment agreement (see Note 10). We also pay Dr. Fagien radiology reading fees for services performed pursuant to a radiology services agreement.

(f)	We pay Northwest Radiology Associates for radiology reading fees. Northwest Radiology Associates is owned by NRB Associates LLC which owns 11% of our subsidiary Morris Management.

The following table summarizes related party marketing expense transactions.

For the year ended December 31,	2007	2006
Marketing fees (g)	$239,000	$238,000

(g)	We pay fees to certain marketing entities that are related to us via employee and or investor relationships.

The following table summarizes equity transactions with related parties.

For the year ended December 31,	2007	2006
Equity distributions:
Rockville PET Imaging (h)	$244,000	$218,000
NRB Assiociates, LLC (f)	17,000	47,000
	$261,000	$265,000

(h)
Our subsidiary, PET LI earns fees from the management of Rockville PET Imaging. Our subsidiary Queens Management earns fees from the management of Forest Hills PET Imaging. Rockville PET Imaging owns 49% of PET LI and 10% of Queens Management. Both Rockville PET Imaging and Forest Hills PET Imaging are owned by Lucille Taverna, M.D., a radiologist.

Sagemark Companies Ltd. ∙ Form 10KSB

Item 13. Exhibits

No.	Description
3.1
Certificate of Incorporation. (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

3.2
By-laws. (Filed with the U.S. Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1994 and incorporated herein by reference thereto.)

10.1
Letter dated March 22, 2007 amending the October 25, 2005 Exclusive Radiology Agreement by and between the The Sagemark Companies Ltd. and Michael Fagien, M.D. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.2
Addendum To Master Equipment Loan 3565 Secured Promissory Note 001 dated August 6, 2002 between The Sagemark Companies Ltd, Morris County P.E.T. Management LLC., Premier P.E.T. Imaging of New Jersey, Inc., Premier P.E.T. Imaging International, Inc. and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.3
Addendum To Master Equipment Loan 3686 Secured Promissory Note 001 dated November 8, 2002 between The Sagemark Companies Ltd., Stephen Schulman, Theodore Shapiro, Premier P.E.T. Imaging International, Inc., Premier P.E.T. of Long Island, LLC, Rockville PET Inc. and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.4
Addendum To Master Equipment Loan 3804 Secured Promissory Note 001 dated March 16, 2003 between The Sagemark Companies Ltd., Hialeah P.E.T. Management, LLC, Premier P.E.T. Imaging International, Inc., Alberto M. Eiber and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.5
Addendum To Restructure And Settlement Agreement for Premier P.E.T. Imaging of Wichita, Inc., dated June 22, 2004 between Premier P.E.T. Imaging of Wichita, Inc., Premier P.E.T. Imaging International, Inc., The Sagemark Companies Ltd., and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services as Successor Servicer for DVI Receivables XIX, L.L.C. and as Agent for U.S. Bank, N.A., as Trustee. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.6
Incentive Stock Option, dated April 5, 2007, issued to George W. Mahoney. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.7
Premises lease dated May 25, 2006 by and between Tamarac Center, LLC and The Sagemark Companies Ltd. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

Sagemark Companies Ltd. ∙ Form 10KSB

10.8
Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated March 30, 2007 to purchase PET/CT scanning equipment. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.9
Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated May 12, 2006 to purchase hot lab and other equipment. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.10
Promissory note by and between General Electric Capital Corporation and The Sagemark Companies Ltd. dated May 12, 2006 for construction of the Tamarac PET imaging center. (Filed with Form 10QSB on May 11, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

10.11
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

10.18
Settlement and Release Agreement dated August 13, 2007 by and between The Sagemark Companies Ltd. and Trident Advisors, Inc. (Filed with Form 10QSB on August 17, 2007 with the U.S. Securities and Exchange Commission and incorporated herein by reference thereto.)

Sagemark Companies Ltd. ∙ Form 10KSB

10.19
Termination Agreement dated September 6, 2007 between Elizabeth Farrell Longton and The Sagemark Companies Ltd. (Filed with the Securities and Exchange Commission on September 13, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.20
Amendment To Schedule Dated As Of 06/24/2003 To Master Lease Agreement Dated As Of 06/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.21
Amendment To The Promissory Note Dated As Of 12/31/2004 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.22
Amendment To Schedule Dated As Of 08/29/2005 To Master Lease Agreement Dated As Of 6/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.23
Amendment To The Promissory Note Dated As Of 08/29/2005 dated October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.24
Amendment To Schedule Dated As Of 02/12/2006 To Master Lease Agreement Dated As Of 06/24/2003 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.25
Amendment To The Promissory Note Dated As Of 02/12/2006 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.26
Amendment To Schedule Dated As Of 03/20/2007 To Master Security Agreement Dated As Of 08/29/2005 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.27
Amendment To The Promissory Note Dated As Of 05/12/2006 dated as of October 15, 2007 by and between The Sagemark Companies Ltd. and General Electric Capital Corporation. (Filed with the Securities and Exchange Commission on October 30, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.28
Letter Agreement dated October 25, 2007 by and between The Sagemark Companies and Michael Fagien, M.D. (Filed with the Securities and Exchange Commission on October 31, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.29
Master Equipment Lease dated as of November 5, 2007 by and between M&T Credit Services LLC and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

Sagemark Companies Ltd. ∙ Form 10KSB

10.30
Amendment to Master Equipment Lease dated as of November 2, 2007 by and between M&T Credit Services LLC and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.31
Continuing Guaranty of The Sagemark Companies Ltd. dated November 5, 2007 in favor of M&T Credit Services LLC on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.32
Continuing Guaranty of Premier Oncology, Inc. dated November 5, 2007 in favor of M&T Credit Services LLC on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.33
Loan Agreement dated November 5, 2007 by and between Manufacturers Traders and Trust Company and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.34
Revolving Demand Note dated November 5, 2007 by and between Manufacturers Traders and Trust Company and Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.35
Unlimited Guaranty of The Sagemark Companies Ltd. dated November 5, 2007 in favor of Manufacturers Traders and Trust Company on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.36
Unlimited Guaranty of Premier Oncology, Inc. dated November 5, 2007 in favor of Manufacturers Traders and Trust Company on behalf of borrower Premier Oncology Management of Nassau, LLC. (Filed with the Securities and Exchange Commission on November 9, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

10.37
Purchase Agreement dated as of February 11, 2008 by and between The Sagemark Companies, Ltd., Premier P.E.T. Imaging International, Inc., Sagemark Rockville, LLC and Sagemark Forest, LLC. (Filed with the Securities and Exchange Commission on February 27, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto.)

31.1	Principal Executive Officer Certification.

21	List of Subsidiaries of the Registrant

31.2	Principal Financial and Accounting Officer Certification.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sagemark Companies Ltd. ∙ Form 10KSB

Item 14. Principal Accountant Fees and Services

The following table presents fees billed to us by MOORE STEPHENS, P.C.:

For the year ended December 31,	2007	2006
Audit and review fees	$115,000	$112,000
Tax fees	22,000	16,000
Other fees	7,000	18,000
	$144,000	$146,000

The Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our Board of Director’s has received the written disclosure and the letter from MOORE STEPHENS, P.C. required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with MOORE STEPHENS, P.C. their independence.

SIGNATURES

Sagemark Companies Ltd. ∙ Form 10KSB

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2008	The Sagemark Companies Ltd.

	By:	/s/ Ron Lipstein
Ron Lipstein
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 4, 2008 in the capacities indicated below.

Signature	Title

/s/ Ron Lipstein	Chief Executive Officer, and Director
Ron Lipstein	(Principal Executive Officer)

/s/ George W. Mahoney	Chief Financial Officer (Principal Financial and Accounting Officer)
George W. Mahoney

/s/ Steven Katz	Director
Steven Katz