Form 10-Q
period 2008-03-31
SAGEMARK COMPANIES LTD
filed 2008-05-19
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 0-14278

THE SAGEMARK COMPANIES LTD.
(Exact name of registrant as specified in its charter)

New York	13-1948169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 554-4219
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock, $0.01 par value per share	7,661,503 shares

TABLE OF CONTENTS
Sagemark Companies Ltd. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Sagemark Companies Ltd. ∙ Form 10-Q

	March 31, 2008	December 31, 2007
	(unaudited)	(a)
ASSETS
Current Assets:
Cash	$252,000	$255,000
Management fees receivable - related party	263,000	265,000
Other current assets (includes marketable securities with a cost of of $88,000 which are reported at their fair values of $3,000 and $1,000, respectively)	108,000	63,000
Assets of discontinued operations	6,150,000	13,061,000
Total Current Assets	6,773,000	13,644,000
Fixed assets, net	213,000	289,000
Other assets	17,000	52,000
TOTAL ASSETS	$7,003,000	$13,985,000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$256,000	$239,000
Accrued expenses	92,000	87,000
Note payable - related party	272,000	272,000
Subordinated notes payable and related deferred interest	74,000	72,000
Current portion of notes payable	463,000	469,000
Liabilities of discontinued operations	9,804,000	14,342,000
Total Current Liabilities	10,961,000	15,481,000
Notes payable, net of current portion	105,000	138,000
Minority Interest	99,000	1,603,000
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $.01 per share, (25,000,000 authorized; 8,008,261 shares issued and 7,661,503 shares outstanding)	80,000	80,000
Additional paid-in-capital	72,921,000	72,844,000
Accumulated other comprehensive loss	-	(2,000)
Accumulated deficit	(75,480,000)	(74,476,000)
Less common stock (346,758 shares) in treasury, at cost	(1,686,000)	(1,686,000)
Total Shareholders’ Deficiency	(4,162,000)	(3,237,000)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$7,003,000	$13,985,000

The accompanying notes are an integral part of the consolidated financial statements.

(a) Reference is made to the Sagemark Company Ltd. Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 4, 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Three Months Ended March 31,	2008	2007
Revenues:
Management fees - related party	$157,000	$195,000
Sublease income	17,000	-
Total revenues	174,000	195,000
Operating Expenses:
Patient service costs	44,000	114,000
Salaries, payroll taxes and fringe benefits	305,000	369,000
General and administrative expenses	430,000	487,000
Legal fees - related party	59,000	102,000
Total Operating Expenses	838,000	1,072,000
Loss from Operations	(664,000)	(877,000)
Interest expense	(14,000)	(22,000)
Other income, net of other expense	3,000	44,000
Loss from Operations Before Share of Loss of Unconsolidated Affiliate and Minority Interest in Income of Subsidiaries	(675,000)	(855,000)
Share of loss of unconsolidated affiliates	(30,000)	-
Minority interest in (income) loss of subsidiaries	(4,000)	11,000
Loss Before Income Tax Provision	(709,000)	(844,000)
Income tax provision	(2,000)	(4,000)
Loss from continuing operations	(711,000)	(848,000)
Loss from discontinued operations	(2,452,000)	(281,000)
Gain on disposal of discontinued operations	2,200,000	-
Loss Before Extraordinary Gain	(963,000)	(1,129,000)
Extraordinary gain from acquisition of minority interest equity	-	50,000
Net Loss	$(963,000)	$(1,079,000)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.09)	$(0.11)
Loss from discontinued operations	(0.32)	(0.04)
Gain on disposal of discontinued operations	0.29	-
Extraordinary Gain	-	0.01
Net Loss	$(0.12)	$(0.14)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Three Months Ended March 31,	2008	2007
Cash Flows - Operating Activities
Loss from continuing operations	$(711,000)	$(848,000)
Extraordinary gain	-	50,000
Net loss	(711,000)	(798,000)
Adjustments to reconcile net loss to Net Cash-Operating Activities:
Depreciation and amortization	76,000	76,000
Share of loss of unconsolidated affiliates	30,000	-
Stock-based compensation, employees	77,000	32,000
Stock-based compensation, consulting fees	-	11,000
Gain on acquisition of minority interest equity	-	(50,000)
Minority interest in income (loss) of subsidiaries	4,000	(11,000)
Unrealized gain on marketable securities	(2,000)	-
Other operating adjustments	-	(7,000)
Change in assets and liabilities:
Management fees receivable – related parties	2,000	6,000
Accrued interest, note receivable	-	(28,000)
Other current assets	(42,000)	(55,000)
Accounts payable	17,000	41,000
Accrued expense	5,000	51,000
Deferred interest on subordinated debt	2,000	6,000
Net Cash – Operating Activities	(542,000)	(726,000)
Cash Flows - Investing Activities
Purchased fixed assets	-	(4,000)
Net proceeds from disposal of segments	286,000	-
Change in net assets of discontinued operations	327,000	513,000
Other assets, construction & equipment deposits	5,000	-
Net Cash - Investing Activities	618,000	509,000
Cash Flows - Financing Activities
Payments on notes payable	(39,000)	(73,000)
Distributions to minority interest investors	(40,000)	(141,000)
Net Cash - Financing Activities	(79,000)	(214,000)
Net Change in Cash	(3,000)	(431,000)
Cash - Beginning of Period	255,000	1,452,000
Cash - End of Period	$252,000	$1,021,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$15,000	$13,000
Income taxes	2,000	4,000
Supplementary Disclosures of Non-Cash Investing and
Investing Activities:
Cumulative minority share of earnings, net of minority share of losses, reacquired from minority interest investors	$-	$501,000
Financing Activities:
Subordinated notes payable satisfied with the issuance of notes payable to purchase minority interests in subsidiaries	$-	$123,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

1 Basis of Presentation
In the opinion of management, the accompanying interim consolidated balance sheets and related consolidated statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of contractual allowances, estimates of lives and recoverable value of property, and assumptions used to calculate stock based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Sagemark Companies Ltd. 2007 Form 10-KSB.

2 Going Concern and Management’s Plan
The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since 2001, we have owned, operated and managed out-patient medical diagnostic imaging centers that utilize positron emission tomography (“PET”) and/or computed tomography (“CT”) imaging equipment, collectively referred to as PET/CT. Our PET imaging center operations incurred net losses of $963,000 for the three months ended March 31, 2008 and $10.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The loss for the three months ended March 31, 2008 is net of a $2.2 million gain on disposal of discontinued operations and the loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4.8 million and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of March 31, 2008, we had a working capital deficiency of $4.2 million including net liabilities of $3.7 million related to discontinued operations. The working capital deficiency includes $5.5 million of notes payable and $3.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which have had a material adverse affect on us.

In July 2007, we restructured our executive management in an effort to position the Company to raise capital to support our ongoing operations as well as our expansion plans. As a result of such restructuring, a new Board of Directors was installed, consisting of Ron Lipstein and Steven Katz,, Ph.D. and we hired Ron Lipstein as our new President and Chief Executive Officer.

During 2007 and the first quarter of 2008, we implemented certain initiatives to reduce operating costs and debt service, which included: (i) the restructuring of certain existing financing agreements; (ii) negotiated lower rates for the cost of maintenance on certain of our PET/CT imaging equipment; (iii) negotiated reductions in the amounts payable pursuant to radiology service agreements and reduced the radiology reading fees paid to our Chief Medical Officer; and, (iv) implemented staff reductions.

However, although we reduced our operating costs, the insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007 and we were unable to achieve and sustain any significant sustained growth in procedure volume at our PET imaging centers necessary to generate sufficient revenue to support operations. Additionally, we continued to lose significant market share to competitors who had more advanced imaging equipment than we had at three of our imaging centers. These factors had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses impeded the efforts to obtain the capital required to support our current debt obligations and our on-going operations and to further the development of our radiation therapy initiative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations approximating $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures.

We commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers and on February 26, 2008 we sold our equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to a former employee. Pursuant to such transaction, we received cash proceeds of $325,000 and disposed of net liabilities resulting in a gain on disposal of $2.2 million for the three months ended March 31, 2008 (see Note 10). We remain liable under the premises leases for these PET imaging centers which we have sub-leased to the purchaser. We remain as a guarantor of a portion of the debt that was assumed by the purchaser, which guaranty shall be in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months from February 11, 2008.

On February 27, 2008, the landlord of the premises we lease for our PET imaging operations located in East Setauket, New York, notified us that our lease was terminated and requested that we surrender the premises.

On March 12, 2008, GE Capital provided us with a notice of default, requiring us to pay $266,000 of delinquent debt service by March 21, 2008. We did not make such payment and GE Capital has demanded accelerated payment on debts outstanding to them approximating $7.8 million. On March 25, 2008 we agreed to a voluntary surrender of such collateral.

As of March 31, 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida (see Note 10) and cancelled all applicable insurance coverage. We have not made any of our scheduled debt service payments related to these closed centers since January 2008. We have one PET imaging center that has continued its operations located in Hialeah, Florida; however, since January 2008, we have not made any of our debt service payments related to this PET imaging center.

On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

On April 24, 2008 we sold the assets of our PET imaging centers located in Jacksonville, Florida, and Tamarac, Florida to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. We remain liable on the premises lease of the PET imaging center located in Jacksonville, Florida which we sub-leased to the purchaser. Concurrent with transaction, our Chief Medical Officer resigned, and his employment agreement with us was terminated.

The aforementioned management restructuring effectuated in July 2007, was instituted to position the Company to raise much needed capital to fund its ongoing operations and plans for expansion. Our efforts to raise capital for the Company were unsuccessful and on April 29, 2008 Mr. Lipstein resigned from his position as President and Chief Executive Officer and he and Dr. Katz resigned from our Board of Directors. Upon the resignation of Mr. Lipstein and Dr. Katz, George W. Mahoney, our Chief Financial Officer, was appointed to the Board of Directors and became our Chief Executive Officer and President.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

On April 30, 2008, our wholly owned subsidiary, Premier Oncology, Inc. (“Premier Oncology”), sold its equity interest in Premier Oncology Management of Nassau, LLC (“Premier Nassau”) in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of approximately $102,000.

Subsequent to the aforementioned sales of PET LI, Queens Management, and the sale of the fixed assets of the PET imaging centers located in Jacksonville, Florida and Tamarac, Florida, our remaining notes payable and capital lease obligations have aggregate principal balances of $4.4 million. We have written-down the assets that secure such debt obligations to their estimated fair market values resulting in a loss on impairment of $1.7 million for the three months ended March 31, 2008, which is included in the loss from discontinued operations. We are continuing to seek relief from our secured and unsecured creditors; however, there can be no assurance that such plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities of our continuing operations that might be necessary in the event we cannot continue in existence and may require us to seek protection under available bankruptcy laws.

3 Significant Accounting Policies
Our accounting policies are set forth in Note 2 of our audited consolidated financial statements included in the Sagemark Companies Ltd. 2007 Form 10-KSB.

Reclassification of Prior Period Financial Information
As a result of the sale and abandonment of a significant portion of our business, the consolidated financial statements and other financial information as of December 31, 2007 and for the three months ended March 31, 2007 have been reclassified to show sold and abandoned businesses as discontinued operations (see Note 2 and Note 10).

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a recurring basis.

Description	Level 1	Level 2	Level 3
Available for sale securities	$3,000	$-	$-

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Description	Level 1	Level 2	Level 3
Included in Assets of Discontinued
Operations:
Fixed assets	$-	$2,699,000	$-
Fixed assets under capital leases	-	2,134,559	-
Total assets at fair value	$-	$4,833,559	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

We adopted the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 on January 1, 2008 as it relates to our available for sale marketable securities. As a result, we will report unrealized gains and losses on our available for sale marketable securities in earnings (loss) for each reporting date. Our adoption of the fair value option of SFAS No. 159 resulted in a cumulative-effect adjustment which increased our accumulated deficit by $2,000. For the three months ended March 31, 2008, our loss from continuing operations includes $2,000 of unrealized gains on available for sale securities

Recent Accounting Standards Not Yet Adopted
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us as of January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are in the process of evaluating the impact SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

4 Basic and Diluted Loss Per Share
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

As of March 31, 2008, we have reserved 4,760,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase an aggregate of 1,565,000 shares of common stock at exercise prices ranging from $.76 to $3.91 per share; (ii) warrants issued to employees outside of our 1999 long-term incentive plan to purchase an aggregate of 250,000 shares of common stock for $.83 per share; (iii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iv) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (v) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three months ended March 31, 2008 and 2007, all outstanding options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

5 Stock Based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $77,000 and $11,000, respectively, for the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was an aggregate of $425,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost was expected to be recognized over a weighted-average amortization period of 2.93 years; however, as a result of the terms of certain employee resignations subsequent to March 31, 2008 all such amounts will be either expensed or forfeited during the second quarter of 2008.

We did not grant any stock options or warrants to employees during the three months ended March 31, 2008. As of March 31, 2008, the 1,815,000 outstanding warrants and options issued to employees have exercise prices ranging between $.76 and $3.91 and a weighted-average remaining contractual life of 3.4 years.

The following tables summarize our fixed stock purchase options and warrants as of March 31, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding-beginning of period	1,815,000	$1.36
Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	-	$0.00
Outstanding-end of period	1,815,000	$1.36

Options exercisable at end of period	1,215,000	$1.54

Weighted-average fair value of options granted during the year		$0.00

Shares subject to the 1999 long- term incentive plan	1,600,000
Shares issued pursuant to the 1999 long-term incentive plan	1,565,000
Shares available for issuance under the 1999 long-term incentive plan	35,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

Range of Exercise Prices for Vested Options	Outstanding at March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Total Intrinsic Value
Under $1.00	175,000	$0.77	4.05	$-
Between $1.00 and $2.00	1,005,000	$1.61	2.55	-
Over $3.00	35,000	$3.91	1.82	-
	1,215,000	$1.54	2.65	$-

The following table provides a summary of the status of non-vested shares underlying options and warrants as of March 31, 2008 and changes during the three months ended March 31, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Non-Vested-beginning of period	600,000	$0.96
Granted	-	$0.00
Vested	-	$0.00
Forfeited/Expired	-	$0.00
Non-Vested-end of period	600,000	$0.96

Range of Exercise Prices for Non-Vested Options	Outstanding at March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Total Intrinsic Value
Under $1.00	500,000	$0.83	4.26	$-
Between $1.00 and $2.00	100,000	$1.60	2.57	-
Over $3.00	-	$0.00	-	-
	600,000	$0.96	3.98	$-

6 Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of March 31, 2008, all of our cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of March 31, 2008 we had $35,000 of cash balances in excess of federally insured limits. All of our management fee revenues and management fee receivables are from Eiber Radiology, a related party (see Note 9).

7 Investments in Unconsolidated Affiliates
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau. A similar guarantee was also entered into by several other corporate entities that we do not own but that are parties to the transaction. The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months and commenced upon Premier Nassau’s acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points and are secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of a Master Equipment Lease, an Amendment to the Master Equipment Lease, a Loan Agreement and a Revolving Demand Note, each dated November 5, 2007, by and between Premier Nassau and M&T. Concurrent with the closing of such financing, we received a refund of the $50,000 deposit we paid to the equipment manufacturer in November 2006.

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of approximately $102,000.

The following table presents our investment balance in Premier Nassau, under the equity method, as of March 31, 2008.

Amount paid for ownership interest	$5,000
Share of Premier Nassau's accumulated losses	(104,000)
Equity method investment balance (included in other assets)	$(99,000)

At March 31, 2008 the equity method investment balance of our investment in Premier Nassau approximates the amount of our underlying equity interest in its net assets. The following tables present the condensed results of operations and financial position of Premier Nassau.

Premier Nassau's condensed results of operations for the three months ended March 31, 2008
Professional fees	$31,000
General and administrative expense	54,000
Interest expense	38,000
Total costs and expenses	(123,000)
Interest income	3,000
Net loss	$(120,000)

Premier Nassau's condensed balance sheet as of	March 31, 2008	December 31, 2007
Cash	$159,000	$558,000
Property, plant and equipment, net	1,816,000	190,000
Accounts payable	(459,000)	-
Capital lease obligations	(864,000)	-
Subordinated promissory notes, including deferred interest	(1,067,000)	(1,045,000)
Capital deficiency	$(415,000)	$(297,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

8 Commitments and Contingencies
Legal Proceedings
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, liquidity, or results of operations other than as follows:

In May 2006, we entered into an office building lease with LaVilla Partners II, LLP, for space in a to-be-constructed building in Jacksonville, Florida. On January 2, 2008 we issued to LaVilla Partners II, LLP a notice of termination of the lease for non-delivery of a certificate of occupancy within the time frame outlined in the lease. On January 11, 2008, LaVilla Partners II, LLP delivered what it purported to be the required certificate of occupancy. Whether or not the certificate of occupancy as delivered by LaVilla Partners II, LLP complies with the terms of the lease, we dispute the validity of the lease as a consequence of certain representations made to us on behalf of LaVilla Partners II, LLP as an inducement for us to enter into the lease.

On April 2, 2008, we were served with a summons dated March 31, 2008 requiring us to respond to a complaint filed in the Circuit Court, Fourth Judicial District, in and for Duval County, Florida on behalf LaVilla Partners II, LLP pursuant to which LaVilla Partners II, LLP sought to enforce the lease and recover legal fees. On April 18, 2008, the complaint was amended to include a claim for breach of contract. We did not file a response to the complaint by the required response date of May 12, 2008. There can be no assurance of the outcome of this action.

9 Transactions with Related Parties
A summary of the balance sheet effect of transactions with related parties is presented in the following table.

	March 31,	December 31,
	2008	2007
Management fees receivable:
Eiber Radiology (a)	$263,000	$265,000
Note payable:
Legal fees (b)	272,000	272,000

A summary of the statement of operations effect of transactions with related parties is presented in the following table.

For the three months ended March 31,	2008	2007
Management fee revenues:
Eiber Radiology (a)	$157,000	$195,000
Legal fees (b)	59,000	102,000

(a) Our subsidiary Hialeah PET Management, LLC (“Hialeah Management”) earns fees from the management of Premier PET Imaging of Hialeah, Inc. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

(b) We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

10 Discontinued Operations
Sale of PET LI and Queens Management
On February 26, 2008, we sold our 80% equity interest in Queens Management and our 51% equity interest in PET LI to entities that are owned by a former employee, receiving cash proceeds of $325,000 and disposing of net liabilities resulting in a gain on disposal of $2,200,000 after the deduction of transaction costs of $39,000. Up until the sale, both Queens Management and PET LI were included in our consolidated balance sheet and consolidated statement of operations. We are accounting for the sale of our interests in Queens Management and PET LI under purchase accounting pursuant to SFAS 144. We remain liable under the premises leases for these PET imaging Centers which we have sub-leased to the purchaser. We remain as a guarantor of a portion of the debt that was assumed by the purchaser, which guaranty shall be in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months from February 11, 2008.

Closure of PET Imaging Centers
As of March 31, 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida and cancelled all applicable insurance coverage.

The following tables provides information regarding the net liabilities of our sold or closed PET/CT imaging centers as of March 31, 2008 and December 31, 2007 and the related summary of operations for the three months ended March 31, 2008 and 2007.

	March 31, 2008	December 31, 2007
Assets:
Cash	$87,000	$150,000
Patient accounts receivable, net	140,000	243,000
Management fees receivable - related parties	911,000	1,968,000
Other current assets	82,000	197,000
Fixed assets	4,829,000	10,364,000
Other assets	101,000	139,000
Assets to be disposed	6,150,000	13,061,000
Liabilities:
Accounts payable	1,038,000	1,180,000
Accrued expenses	284,000	107,000
Current portion of notes payable	4,619,000	5,862,000
Current portion of capitalized lease obligations	3,839,000	6,984,000
Subordinated notes payable and related deferred interest	24,000	209,000
Liabilities to be disposed	9,804,000	14,342,000
Net liabilities to be disposed	$3,654,000	$1,281,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the three months ended March 31,	2008	2007
Revenues:
Management fee revenues - related parties	$890,000	$1,336,000
Net patient service revenue	209,000	454,000
Lease revenue	198,000	247,000
Total revenues	1,297,000	2,037,000
Operating expenses:
Patient service costs and expenses	302,000	495,000
Equipment maintenance	207,000	144,000
Salaries, payroll taxes and fringe benefits	253,000	388,000
Professional fees	95,000	66,000
General and administrative expenses	288,000	458,000
Impairment of fixed assets	1,682,000	-
Depreciation and amortization	528,000	487,000
Total Operating Expenses	3,355,000	2,038,000
Loss from Operations	(2,058,000)	(1,000)
Interest expense	(249,000)	(268,000)
Loss from operations before minority interest	(2,307,000)	(269,000)
Minority interest in income of subsidiaries	(137,000)	(28,000)
Loss before income tax provision	(2,444,000)	(297,000)
Income tax provision	(8,000)	(22,000)
Loss before extraordinary gain	(2,452,000)	(319,000)
Extraordinary gain	-	38,000
Loss from discontinued operations	$(2,452,000)	$(281,000)

11 Subsequent Events
On March 31, 2008, we ceased operation of our PET imaging center in Parsippany, New Jersey, vacated the premises and advised the landlord of the facility that we wished to terminate the long term premise lease for this facility and requested that the equipment lender remove the PET imaging equipment from the premises that secured our indebtedness to such lender totaling approximately $500,000. On April 13, 2008, a water main broke in the building that formerly housed such operations significantly and materially damaging the premises and medical imaging equipment which was no longer insured by us. On April 24, 2008, we sent a letter to the landlord holding it responsible for such damage and requesting the immediate termination of the premise lease. Thereafter, on April 28, 2008 we entered into a Consent to Voluntary Repossession of the Collateral with respect to such PET imaging equipment, which was subsequently sold on behalf of the lender for $10,700.

On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

On April 24, 2008 we sold the fixed assets of our PET imaging centers located in Jacksonville, Florida, and Tamarac, Florida to an entity in which our former Chief Medical Officer has a financial interest resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. We remain liable on the premises lease of the PET imaging center located in Jacksonville, Florida which we sub-leased to the purchaser. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

In conjunction with the sale of our fixed assets of our PET imaging centers located in Jacksonville, Florida and Tamarac, Florida, we entered into a agreement with Michael Fagien, MD, pursuant to which his employment agreement and his service as our Chief Medical Officer were both terminated as of March 1, 2008. As a result of such termination, we were relieved of our obligation to pay Dr. Fagien approximately $400,000 in base compensation payable to him during the remaining term of his employment agreement and approximately $88,000 of various related taxes, benefits and insurance. Dr. Fagien also executed a waiver of any and all entitlement to compensation due to him under his radiology services agreement by which we were relieved of our obligation to pay Dr. Fagien approximately $26,000.

On April 29, 2008 Mr. Lipstein resigned his position as Chief Executive Officer and he and Dr. Katz resigned as members of the Company’s Board of Directors. In connection with the resignation of Mr. Lipstein, we paid to him a one-time consulting fee of $10,000 in consideration of his agreement to provide certain consulting services to us for the next sixty days to assist management with operations during such period. Upon the resignation of Mr. Lipstein and Dr. Katz, George W. Mahoney, our Chief Financial Officer, was appointed to the Board of Directors and became our Chief Executive Officer and President.

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 resulting in a gain of approximately $102,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note About Forward Looking Statements
Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

For the past six years we have been engaged in the development and operation of out-patient medical diagnostic imaging centers that feature PET and PET/CT imaging systems which is used in the performance of medical diagnostic imaging procedures used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders. For various reasons, our PET imaging operations have not generated the revenue we had originally planned.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

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

For the three months ended March 31, 2008 and 2007 we incurred net losses of $963,000 and $1,079,000, respectively, and for the years ended December 31, 2007 and 2006, we incurred net losses of $10,942,000 and $1,815,000, respectively. The loss for the three months ended March 31, 2008 is net of a $2.2 million gain on disposal of discontinued operations and a $2.5 million loss from discontinued operations (including $1.7 million of fixed asset impairment charge). The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4,811,000 and a loss on the sale of an investment in an unconsolidated affiliate of $986,000. As of March 31, 2008, we had a working capital deficiency of $4.2 million including net liabilities of $3.7 million related to discontinued operations. The working capital deficiency includes $5.5 million of notes payable and $3.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which have had a material adverse affect on us.

The insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005, which became effective on January 1, 2007. Additionally, we continued to lose market share to competitors who had more advanced imaging equipment than we had at three of our imaging centers. These factors, as well as others, had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our debt obligations and on-going operations.

Our significant debt obligations and continued operating losses impeded efforts to obtain the capital required to support our debt obligations, on-going operations and to further the development of our radiation therapy initiative.

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations approximating $12.9 million in secured debt for our PET imaging centers and guarantees of approximately $4.5 million of debt related to one of our radiation therapy ventures.

We commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers and on February 26, 2008 we sold our equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to a former employee. Pursuant to such transaction, we received cash proceeds of $325,000 and disposed of net liabilities resulting in a gain on disposal of $2.2 million for the three months ended March 31, 2008.

As of March 31, 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York, Jacksonville, Florida, and Tamarac, Florida and cancelled all applicable insurance coverage. We have one PET imaging center that has continued its operations located in Hialeah, Florida. We have not made any of our scheduled debt service payments related to these centers since January 2008.

On April 24, 2008 we sold the assets of our PET imaging centers located in Jacksonville, Florida, and Tamarac, Florida resulting in the relief of $4.9 million of debt obligations and a payment to us of $11,000, resulting in a gain on disposal of approximately $975,000. We remain liable on the premises lease of the PET imaging center located in Jacksonville, Florida which we sub-leased to the purchaser. Our long term premise lease in Tamarac, Florida was terminated as of March 31, 2008.

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau resulting in a gain of approximately $102,000 and the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Financial Condition - Liquidity and Capital Resources
As of March 31, 2008, we had a working capital deficiency of $4.2 million including net liabilities of $3.7 million related to discontinued operations. The working capital deficiency includes $5.5 million of notes payable and $3.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which have had a material adverse affect on us.

Subsequent to the sales of PET LI, Queens Management, and the sale of the assets of the PET imaging centers located in Jacksonville, Florida and Tamarac, Florida, we remain obligated on notes payable and capital lease obligations having aggregate principal balances of $4.4 million. We have written-down the assets that secure such debt obligations to their estimated fair market values resulting in impairment charges of $1.7 million for the three months ended March 31, 2008. Although we are continuing to seek relief from our secured and unsecured creditors, there can be no assurance that such plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities of our continuing operations that might be necessary in the event we cannot continue in existence and may require us to seek protection under available bankruptcy laws.

These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern. The financial statements that are included as a part of this quarterly report do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

The following table details changes in components of working capital during the three months ended March 31, 2008.

	March 31, 2008	December 31, 2007	Change
Cash	$252,000	$255,000	$(3,000)
Management fees receivable - related parties	263,000	265,000	(2,000)
Other current assets	108,000	63,000	45,000
Accounts payable	(256,000)	(239,000)	(17,000)
Accrued expenses	(92,000)	(87,000)	(5,000)
Notes payable - related party	(272,000)	(272,000)	-
Subordinated notes payable and related deferred interest	(74,000)	(72,000)	(2,000)
Current portion of notes payable	(463,000)	(469,000)	6,000
Working capital deficiency-continuing operations	(534,000)	(556,000)	22,000
Net liabilities of discontinued operations	(3,654,000)	(1,281,000)	(2,373,000)
Working capital deficiency	$(4,188,000)	$(1,837,000)	$(2,351,000)

Historically, our primary underlying drivers for cash inflows have been debt financings and the sale of investments and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

Our primary sources of working capital for our continuing operations for the three months ended March 31, 2008 were $286,000 from the disposal of discontinued operations and $327,000 from our discontinued operations. Our primary uses of working capital for our continuing operations were $526,000 used in operations, $39,000 of loan repayments and $40,000 of equity distributions to a minority interest investor of PET LI prior to the sale of such entity on February 26, 2008.

As of March 31, 2008, all of our management fees receivable are a result of the continuing operations of Hialeah Management and are due from Premier PET Imaging of Hialeah, Inc. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Off Balance Sheet Arrangements
On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau. A similar guarantee was also entered into by several other corporate entities that we do not own but that are parties to the transaction. The equipment lease financing transaction is a non-cancelable net lease transaction with a base term of 84 months and commenced upon Premier Nassau’s acceptance of delivery of the leased equipment. The two lines of credit are due on demand and are renewable annually with an interest rate of the overnight LIBOR plus two and one-half (2.50) percentage points and are secured by a first security interest in all of the assets of Premier Nassau. The guarantees secure the obligations of Premier Nassau under the terms and conditions of a Master Equipment Lease, an Amendment to the Master Equipment Lease, a Loan Agreement and a Revolving Demand Note, each dated November 5, 2007, by and between Premier Nassau and M&T.

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau resulting in the release of our guarantees to M&T.

Results of Operations
Operations of Our Remaining PET Imaging Center
We have one PET imaging center that has continued its operations located in Hialeah, Florida. All of our management fee revenue for the three months ended March 31, 2008 and 2007 was derived from services provided at this location to Premier PET Imaging of Hialeah, Inc. and amounted to $157,000 and $195,000, respectively. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management. Patient services costs at our PET imaging center were $44,000 and $114,000, respectively, for the three months ended March 31, 2008 and 2007. Interest expense related to our Hialeah PET imaging operations approximated $14,000 and $22,000, respectively, for the three months ended March 31, 2008 and 2007. The minority investors in our PET operation in Hialeah, Florida were attributed $4,000 of income for the three months ended March 31, 2008 and $11,000 of loss for the three months ended March 31, 2007.

Other Continuing Operating Activities
For the three months ended March 31, 2008, we earned sublease income for the rental of premises to the purchasers of PET LI and Queens Management. Corporate operating expenses for the three months ended March 31, 2008 and 2007, which aggregated $794,000 and $958,000, respectively, included salaries, legal fees and stock compensation expense. The decrease in corporate operating expenses is due primarily to $152,000 of staff reductions. We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. Legal fees incurred to Mr. Blessey for the three months ended March 31, 2008 and 2007 were $59,000 and $102,000, respectively.

Investments Accounted for Under the Equity Method
Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Nassau. Premier Nassau is developing a cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity. We paid $132,000 of the financing costs related to Premier Nassau’s debt issuance of which $5,000 was credited as payment of our 24.5% ownership interest in Premier Nassau and $127,000 was a loan to Premier Nassau which was repaid in 2007, and our $50,000 deposit on the radiation therapy equipment was repaid to us in 2007 from the proceeds of the financing for such facility. For the three months ended March 31, 2008, our share of Premier Nassau’s losses amounted to $30,000. On April 30, 2008, we sold our equity interest in Premier Nassau in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500, which resulted in a gain of approximately $102,000.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Extraordinary Gain
In 2005, the Centers for Medicare & Medicaid Services revised the list of designated health services to include diagnostic nuclear medicine services and therapeutic nuclear medicine services and PET, as a nuclear medicine service, became under the purview of Stark II on January 1, 2007. In order to comply with the Stark II provisions, effective January 1, 2007, we acquired 35% of Hialeah Management from physicians who referred to our PET imaging center located in Hialeah, Florida. Contemporaneously, we transferred 8% of our ownership in Hialeah Management to two existing minority interest owners of Hialeah Management. On January 1, 2007, we issued promissory notes to the referring physicians in exchange for their ownership interests and the cancellation of subordinated notes and deferred interest. The $50,000 difference between the promissory notes we issued and the book value of the acquired equity interests and cancelled subordinated notes and deferred interest was recognized as an extraordinary gain for the three months ended March 31, 2007.

Outlook
We have one PET imaging center that has continued its operations located in Hialeah, Florida. Subsequent to the sales of PET LI, Queens Management, and the sale of the fixed assets of the PET imaging centers located in Jacksonville, Florida and Tamarac, Florida, we remain obligated on notes payable and capital lease obligations having aggregate principal balances of $4.4 million. We are continuing to seek relief from our secured and unsecured creditors; however, there can be no assurance that such plans will be successful. Until such time as we resolve our obligations to our secured and unsecured creditors substantially all of our efforts will be spent winding down our PET imaging center operations. If we are able to continue as an active company after we resolve our obligations with our creditors we anticipate that we would seek a new business through a reverse merger, reverse share exchange, reverse triangular merger or similar transaction by us with an existing company. Our plans could change significantly in the near term as new events transpire. There can be no assurances that we will be able to accomplish any of our objectives or that we will be able to continue in existence as an active corporation and we may be required to seek protection under available bankruptcy laws.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: impairment of long-lived assets, accounting for expenses in connection with stock options and warrants, and accounting for income taxes. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making judgments and estimates. Actual results could differ materially from those estimates. In prior years our assumptions, estimates and judgments used in the preparation of these financial statements were based on the expectation that we would continue our PET imaging operations. Our decision to divest from our PET imaging business requires us to establish new methodologies and assumptions in the preparation of our financial statements for future periods

Long-Lived Assets
We record our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective. For the three months ended March 31, 2008 we have written down the fixed assets to their estimated fair values, resulting in impairment charges included in the loss from discontinued operations of $1.7 million.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Accounting for Expenses in Connection with Stock Option and Warrant Issuances
We recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $77,000 and $11,000, respectively, for the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was an aggregate of $425,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees. That cost was expected to be recognized over a weighted-average amortization period of 2.93 years; however, as a result of the terms of certain employee resignations subsequent to March 31, 2008 all such amounts will be either expensed or forfeited in the second quarter of 2008.

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

We currently have a net deferred tax asset of approximately $21.5 million with an offset of a 100% valuation allowance. Substantially our entire deferred tax asset is related to our net operating loss carryforward. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. Our net operating loss carryforward as of March 31, 2008 approximates $50 million. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in our ownership, which occurred in 2004 when we issued shares of our Common Stock for the acquisition of Premier and for private placements, which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Sagemark Companies Ltd. ∙ Form 10-Q

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the disclosure controls and procedures of our Company, are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that our controls and procedures ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sagemark Companies Ltd. ∙ Form 10-Q

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, liquidity, or results of operations other than as follows:

In May 2006, we entered into an office building lease with LaVilla Partners II, LLP, for space in a to-be-constructed building in Jacksonville, Florida. On January 2, 2008 we issued to LaVilla Partners II, LLP a notice of termination of the lease for non-delivery of a certificate of occupancy within the time frame outlined in the lease. On January 11, 2008, LaVilla Partners II, LLP delivered what it purported to be the required certificate of occupancy. Whether or not the certificate of occupancy as delivered by LaVilla Partners II, LLP complies with the terms of the lease, we dispute the validity of the lease as a consequence of certain representations made to us on behalf of LaVilla Partners II, LLP as an inducement for us to enter into the lease.

On April 2, 2008, we were served with a summons dated March 31, 2008 requiring us to respond to a complaint filed Circuit Court, Fourth Judicial District, in and for Duval County, Florida on behalf LaVilla Partners II, LLP pursuant to which LaVilla Partners II, LLP sought to enforce the lease and recover legal fees. On April 18, 2008, the complaint was amended to include a claim for breach of contract. We did not file a response to the complaint by the required response date of May 12, 2008.

There can be no assurance of the outcome of this action.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2008.

Item 5. Other Information.
None.

Item 6. Exhibits.
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

Date	Signature

May 19, 2008	/S/ GEORGE W. MAHONEY
George W. Mahoney, Chief Executive Officer and
Chief Financial Officer
(principal executive and financial officer) and Director