Form 10-Q
period 2008-06-30
SAGEMARK COMPANIES LTD
filed 2008-08-14
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $0.01 par value per share	7,661,503 shares

Sagemark Companies Ltd. ∙ Form 10-Q

- i -

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Sagemark Companies Ltd. ∙ Form 10-Q

	June 30, 2008	December 31, 2007
	(unaudited)	(a)
ASSETS
Current Assets:
Cash	$187,000	$202,000
Other current assets (includes marketable securities with a cost of of $88,000 which are reported at their fair values of $5,000 at
June 30, 2008 and $1,000 at December 31, 2007)	71,000	32,000
Assets of discontinued operations	1,779,000	13,653,000
Total Current Assets	2,037,000	13,887,000
Fixed assets, net	37,000	46,000
Other assets	17,000	52,000
TOTAL ASSETS	$2,091,000	$13,985,000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$155,000	$151,000
Accrued expenses	61,000	68,000
Note payable - related party	272,000	272,000
Liabilities of discontinued operations	6,985,000	15,128,000
Total Current Liabilities	7,473,000	15,619,000
Minority Interest	85,000	1,603,000
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $.01 per share, (25,000,000 authorized;
8,008,261 shares issued and 7,661,503 shares outstanding)	80,000	80,000
Additional paid-in-capital	73,002,000	72,844,000
Accumulated other comprehensive loss	—	(2,000)
Accumulated deficit	(76,866,000)	(74,476,000)
Less common stock (346,758 shares) in treasury, at cost	(1,686,000)	(1,686,000)
Total Shareholders’ Deficiency	(5,467,000)	(3,237,000)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$2,091,000	$13,985,000

The accompanying notes are an integral part of the consolidated financial statements.

(a) Reference is made to the Sagemark Company Ltd. Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 4, 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Three Months Ended June 30,	2008	2007
Revenues:
Sublease income	$53,000	$—
Operating Expenses:
Salaries, payroll taxes and fringe benefits	195,000	478,000
General and administrative expenses	225,000	418,000
Legal fees - related party	32,000	86,000
Total Operating Expenses	452,000	982,000
Loss from Operations	(399,000)	(982,000)
Gain on sale of unconsolidated affiliate	102,000	—
Other income, net of other expense	1,000	69,000
Loss from continuing operations	(296,000)	(913,000)
Loss from discontinued operations	(1,996,000)	(503,000)
Gain on disposal of discontinued operations	905,000	—
Net Loss	$(1,387,000)	$(1,416,000)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.04)	$(0.12)
Loss from discontinued operations	(0.26)	(0.07)
Gain on disposal of discontinued operations	0.12	—
Net Loss	$(0.18)	$(0.19)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Revenues:
Sublease income	$70,000	$—
Operating Expenses:
Salaries, payroll taxes and fringe benefits	500,000	847,000
General and administrative expenses	528,000	724,000
Legal fees - related party	91,000	188,000
Total Operating Expenses	1,119,000	1,759,000
Loss from Operations	(1,049,000)	(1,759,000)
Gain on sale of unconsolidated affiliate	102,000	—
Other (expense) income, net	(28,000)	109,000
Loss from continuing operations	(975,000)	(1,650,000)
Loss from discontinued operations	(4,480,000)	(845,000)
Gain on disposal of discontinued operations	3,105,000	—
Net Loss	$(2,350,000)	$(2,495,000)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.13)	$(0.22)
Loss from discontinued operations	(0.58)	(0.11)
Gain on disposal of discontinued operations	0.41	—
Net Loss	$(0.30)	$(0.33)

Weighted Average Number of Common Shares	7,661,503	7,661,503

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Cash Flows - Operating Activities
Loss from continuing operations	$(975,000)	$(1,650,000)
Adjustments to reconcile net loss to Net Cash-Operating Activities:
Depreciation and amortization	9,000	8,000
Share of loss of unconsolidated affiliates	30,000	—
Stock-based compensation, employees	158,000	150,000
Stock-based compensation, consulting fees	—	62,000
Gain on sale of unconsolidated affilaite	(102,000)	—
Unrealized (gain) loss on marketable securities	(2,000)	48,000
Change in assets and liabilities:
Accrued interest, note receivable	—	(55,000)
Other current assets	(35,000)	(62,000)
Accounts payable	4,000	87,000
Accrued expense	(7,000)	93,000
Net Cash – Operating Activities	(920,000)	(1,319,000)
Cash Flows - Investing Activities
Purchased fixed assets	—	(11,000)
Proceeds from sale of unconsolidated affiliate	2,000	—
Net proceeds from disposal of segments	342,000	—
Change in net assets of discontinued operations	496,000	511,000
Refund (payment) of equipment deposits	105,000	(82,000)
Net Cash - Investing Activities	945,000	418,000
Cash Flows - Financing Activities
Distributions to minority interest investors	(40,000)	(141,000)
Net Cash - Financing Activities	(40,000)	(141,000)
Net Change in Cash	(15,000)	(1,042,000)
Cash - Beginning of Period	202,000	1,372,000
Cash - End of Period	$187,000	$330,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	2,000	4,000
Supplementary Disclosures of Non-Cash Investing and
Investing Activities:
Cumulative minority share of earnings, net of minority share
of losses, reacquired from minority interest investors	$—	$501,000
Financing Activities:
Subordinated notes payable satisfied with the issuance of
notes payable to purchase minority interests in subsidiaries	$—	$123,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

1	Basis of Presentation
In the opinion of manegement, the accompanying interim consolidated balance sheets and related consolidated statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of contractual allowances, estimates of lives and recoverable value of property, and assumptions used to calculate stock based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Sagemark Companies Ltd. 2007 Form 10-KSB.

2	Going Concern and Management's Plan
The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since 2001, we have owned, operated and managed out-patient medical diagnostic imaging centers that utilize positron emission tomography (“PET”) and/or computed tomography (“CT”) imaging equipment, collectively referred to as PET/CT. As of March 31, 2008 we discontinued operations of all but one of our PET imaging centers and as of June 30, 2008 had discontinued all of such operations. Our PET imaging center operations incurred net losses of $1,387,000 and $2,350,000, respectively, for the three and six months ended June 30, 2008 and $10.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The loss for the three and six months ended June 30, 2008 is net of $901,000 and $3.1 million, respectively, of gain on disposal of discontinued operations. The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4.8 million and a loss on the sale of an investment in an unconsolidated affiliate of $986,000.

Working Capital Deficiency and Judgment
As of June 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5.2 million related to discontinued operations. The working capital deficiency includes $2.2 million of notes payable and $1.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which have had and continue to have a material adverse affect on us.

The working capital deficiency also includes a liability for a $1.5 million judgment against us. On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. We do not have the resources to satisfy this judgment nor respond to such motion filed by LaVilla. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgment, such action may force the Company to seek bankruptcy protection.

Management and Operational Restructurings and Decision to Cease Operations
In July 2007, we restructured our executive management in an effort to position the Company to raise capital to support our ongoing operations as well as our expansion plans. As a result of such restructuring, a new Board of Directors was installed, consisting of Ron Lipstein and Steven Katz,, Ph.D. and we hired Ron Lipstein as our new President and Chief Executive Officer. Our efforts to raise capital were unsuccessful and on April 29, 2008 Mr.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

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

Although we reduced our operating costs, the insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007 and we were unable to achieve and sustain any significant growth in procedure volume at our PET imaging centers necessary to generate sufficient revenue to support operations. Additionally, we continued to lose significant market share to competitors who had more advanced imaging equipment than we had at three of our imaging centers. These factors had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses impeded the efforts to obtain the capital required to support our current debt obligations and our on-going operations and to further the development of our radiation therapy initiative.

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. We have not made any of our scheduled debt service payments to our secured creditors since January 2008 and as of the end of the first quarter of 2008 we have written-down the assets of our PET imaging centers to their estimated fair market values resulting in a loss on impairment of $1.7 million for the six months ended June 30, 2008, which is included in the loss from discontinued operations.

Sale of Our Interests in the Radiation Therapy Venture
On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

On April 30, 2008, our wholly owned subsidiary, Premier Oncology, Inc. (“Premier Oncology”), sold its equity interest in Premier Oncology Management of Nassau, LLC (“Premier Nassau”) in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of approximately $102,000.

Sale of Our Equity Interests in Two of Our PET Imaging Centers
On February 26, 2008 we sold 100% of our controlling equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to a former employee. Pursuant to such transaction, we received cash proceeds of $325,000 and the purchaser assumed net liabilities resulting in a gain on disposal of $2.2 million for the six months ended June 30, 2008. On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where PET LI conducted its operations whereby our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000. We remain liable under the premises leases for the Queens PET imaging center which we have sub-leased to the purchaser. We remain as a guarantor of a portion of the debt that was assumed by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

purchaser, which guaranty shall be in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months beginning February 11, 2008.

Asset Sale of Two of Our PET Imaging Centers
On April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of our PET imaging centers located in Jacksonville, Florida, and Tamarac, Florida to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. We remain a guarantor on the premises lease of the PET imaging center located in Jacksonville, Florida which we assigned to the purchaser. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008. Concurrent with the transaction, our Chief Medical Officer resigned, and his employment and radiology services agreements with us were terminated.

Abandonment and Asset Repossession of Our Four Unsold PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in June 2008.

We agreed to the repossession, removal and private sale by our secured creditors of all of the medical imaging and related equipment and systems located in our medical diagnostic imaging centers located in East Setauket, New York, Parsippany, New Jersey, Wichita, Kansas and Hialeah, Florida. The secured creditors have repossessed the equipment and systems and we remain liable to them for deficiencies between our outstanding indebtedness and the amounts recovered by them from any repossession sales. As of the date of this quarterly report, the imaging equipment and systems from three of the four facilities have been sold in private sales by the secured creditors resulting in their receipt of aggregate net proceeds of approximately $45,000, which was credited against our outstanding indebtedness to the creditors. Our remaining indebtedness to the secured creditors approximates $4 million, which is included in the liabilities of discontinued operations. This amount will be reduced by any net proceeds recovered by the secured creditor in a private sale of the remaining imaging equipment and system. However, given the modest amount of proceeds recovered from the prior private sales of similar repossessed equipment and systems, there can be no assurance as to the amount to be recovered in the last private sale. We are without any resources to satisfy any deficiency judgments that may be obtained against us by the secured creditors.

Potential Bankruptcy
We are continuing to seek relief from our secured and unsecured creditors and relief of our obligations under two remaining premises leases; however, there can be no assurance that we will be successful. If we are unable to obtain relief on our remaining secured and unsecured obligations and remaining lease obligations, we may be required to seek protection under available bankruptcy laws. The financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities that might be necessary in the event we cannot continue in existence and/or are liquidated.

3	Significant Accounting Policies
Our accounting policies are set forth in Note 2 of our audited consolidated financial statements included in the Sagemark Companies Ltd. 2007 Form 10-KSB.

Reclassification of Prior Period Financial Information
As a result of the sale and abandonment of a significant portion of our business, the consolidated financial statements and other financial information as of December 31, 2007 and for the three and six months ended June 30, 2007 have been reclassified to report our sold and abandoned businesses as discontinued operations (see Note 2 and Note 10).

Recently Adopted Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

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

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a recurring basis.

Description	Level 1	Level 2	Level 3
Available for sale securities	$5,000	$—	$—

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Description	Level 1	Level 2	Level 3
Included in Assets of Discontinued
Operations:
Fixed assets	$—	$8,000	$—
Fixed assets under capital leases	—	600,000	—
Total assets at fair value	$—	$608,000	$—

We adopted the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 on January 1, 2008 as it relates to our available for sale marketable securities. As a result, we will report unrealized gains and losses on our available for sale marketable securities in earnings (loss) for each reporting date. Our adoption of the fair value option of SFAS No. 159 resulted in a cumulative-effect adjustment which increased our accumulated deficit by $2,000. For the three and six months ended June 30, 2008, our loss from continuing operations includes $2,000 and $4,000, respectively, of unrealized gains on available for sale securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. SFAS No. 161 is not expected to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

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

As of June 30, 2008, we have reserved 4,260,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase an aggregate of 1,315,000 shares of common stock at exercise prices ranging from $.76 to $3.91 per share; (ii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three and six months ended June 30, 2008 and 2007, all outstanding options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

5	Stock Based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $77,000 and $158,000, respectively, for the three and six months ended June 30, 2008 and $139,000 and $150,000, respectively, for the three and six months ended June 30, 2007. As of June 30, 2008, there is no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to employees during the three and six months ended June 30, 2008. As of June 30, 2008, the 1,315,000 outstanding warrants and options issued to employees have exercise prices ranging between $.76 and $3.91 and a weighted-average remaining contractual life of 3.4 years.

The following tables summarize our fixed stock purchase options and warrants as of June 30, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding-beginning of period	1,815,000	$1.36
Granted	—	$0.00
Exercised	—	$0.00
Forfeited/Expired	(500,000)	$0.83
Outstanding-end of period	1,315,000	$1.56

Options exercisable at end of period	1,315,000	$1.56

Weighted-average fair value of options
granted during the year		$0.00

Shares subject to the 1999 long-
term incentive plan	1,600,000
Shares issued pursuant to the 1999
long-term incentive plan (a)	1,290,000
Shares available for issuance under
the 1999 long-term incentive plan	310,000

(a) - Amount of shares issued is net of 275,000 shares underlying options that were forfeited upon the resignation of our former C.E.O.

			Weighted
	Outstanding	Weighted	Average
	at	Average	Remaining	Total
Range of Exercise Prices for	June 30,	Exercise	Contractual	Intrinsic
Vested Options	2008	Price	Life (years)	Value
Under $1.00	175,000	$0.77	3.80	$—
Between $1.00 and $2.00	1,105,000	$1.61	2.30	—
Over $3.00	35,000	$3.91	1.57	—
	1,315,000	$1.54	2.40	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

The following table provides a summary of the status of non-vested shares underlying options and warrants as of June 30, 2008 and changes during the six months ended June 30, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Non-Vested-beginning of period	600,000	$0.96
Granted	—	$0.00
Vested	(100,000)	$1.60
Forfeited/Expired	(500,000)	$0.83
Non-Vested-end of period	—	$0.00

6	Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of June 30, 2008, all of our cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of June 30, 2008 we had $37,000 of cash balances in excess of federally insured limits.

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

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau, having a net negative carrying value of $99,000 as of the date of sale, in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of $102,000 for the three and six months ended June 30, 2008, respectively.

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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgment, such action may force the Company to seek bankruptcy protection.

9	Transactions with Related Parties
A summary of the balance sheet effect of transactions with related parties is presented in the following table.

	June 30,	December 31,
	2008	2007
Note payable:
Legal fees (a)	$272,000	$272,000

A summary of the statement of operations effect of transactions with related parties is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Legal fees (a)	$32,000	$86,000	$91,000	$188,000

(a) We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount. We have defaulted on payment of our obligations under the note and in consideration we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary. In addition to the note payable, we also owe Mr. Blessey amounts included in accounts payable for legal services which approximated $53,000 and $63,000 at June 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

10	Disclosure of Discontinued Operations
As described in more detail in Note 2, we have either sold or abandoned all of our PET and PET/CT imaging operations. The following tables provides information regarding the net liabilities of our sold or closed PET and PET/CT imaging centers as of June 30, 2008 and December 31, 2007 and the related summary of operations for the three and six months ended June 30, 2008 and 2007.

	June 30, 2008	December 31, 2007
Assets:
Cash	$90,000	$203,000
Patient accounts receivable, net	71,000	243,000
Management fees receivable - related parties	906,000	2,232,000
Other current assets	27,000	229,000
Fixed assets	608,000	10,607,000
Other assets	77,000	139,000
Assets to be disposed	1,779,000	13,653,000
Liabilities:
Accounts payable	2,603,000	1,269,000
Accrued expenses	258,000	127,000
Notes payable	2,248,000	6,468,000
Capitalized lease obligations	1,777,000	6,984,000
Subordinated notes payable and related deferred interest	99,000	280,000
Liabilities to be disposed	6,985,000	15,128,000
Net liabilities to be disposed	$5,206,000	$1,475,000

For the Three Months Ended June 30,	2008	2007
Revenues:
Management fee revenues (adjustments) - related parties	$(9,000)	$1,462,000
Net patient service revenue (contractual adjustments)	(56,000)	431,000
Lease revenue	—	200,000
Total revenues	(65,000)	2,093,000
Operating expenses:
Patient service costs and expenses	9,000	517,000
Equipment maintenance	43,000	154,000
Salaries, payroll taxes and fringe benefits	14,000	425,000
Professional fees	40,000	61,000
General and administrative expenses	105,000	538,000
Liability for judgments	1,526,000	—
Depreciation and amortization	73,000	589,000
Total Operating Expenses	1,810,000	2,284,000
Loss from Operations	(1,875,000)	(191,000)
Interest expense	(148,000)	(288,000)
Other income, net of other expense	16,000	3,000
Loss from operations before minority interest	(2,007,000)	(476,000)
Minority interest in income of subsidiaries	15,000	(27,000)
Loss from discontinued operations	$(1,992,000)	$(503,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Revenues:
Management fee revenues - related parties	$1,037,000	$2,993,000
Net patient service revenue	154,000	884,000
Lease revenue	198,000	447,000
Total revenues	1,389,000	4,324,000
Operating expenses:
Patient service costs and expenses	341,000	1,095,000
Equipment maintenance	263,000	332,000
Salaries, payroll taxes and fringe benefits	266,000	813,000
Professional fees	149,000	137,000
General and administrative expenses	434,000	1,092,000
Liability for judgments	1,526,000	—
Impairment of fixed assets	1,682,000	—
Depreciation and amortization	672,000	1,147,000
Total Operating Expenses	5,333,000	4,616,000
Loss from Operations	(3,944,000)	(292,000)
Interest expense	(412,000)	(579,000)
Other income (expense), net	7,000	(18,000)
Loss from operations before minority interest	(4,349,000)	(889,000)
Minority interest in income of subsidiaries	(127,000)	(44,000)
Loss before extraordinary gain	(4,476,000)	(933,000)
Extraordinary gain	—	88,000
Loss from discontinued operations	$(4,476,000)	$(845,000)

11	Subsequent Events
On July 2, 2008, LaVilla Partners, II, LLP obtained a default judgment against us in the amount of $1,526,393 and on July 9, 2008, filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008 (see Note 8 for more details).

On July 14, 2008, we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary because we defaulted on payment of our obligations under a note payable to him (see Note 9 for more details).

On July 14, 2008, our Board of Directors approved the payment of $36,000 for retention bonuses to our three remaining employees of which $25,000 was for Mr. Mahoney, our sole Director, President, Chief Executive and Chief Financial Officer, and aggregate of $13,000 was for our two other employees.

On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where we previously managed the operations of the PET imaging center in Rockville Centre, New York. In February 2008 we sold our interest in such PET imaging center but remained liable under the premise lease which we sub-leased to the buyer. As a result of the July 16, 2008 lease assignment, our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000.

On July 25, 2008, we entered into a Termination Agreement with the landlord of the premises where we previously managed operations of a PET imaging center in Hialeah, Florida pursuant to which all of the Company’s obligations thereunder were terminated as of July 1, 2008.

On July 25, 2008, we notified the landlord of the premises from which we conducted the operations of our PET imaging center located in Parsippany, New Jersey that due to extensive flooding and water damage to the premises on April 20, 2008 caused by the rupture of a water main, which materially damaged the premises and contents, and the landlord’s failure to repair such damage in a timely fashion, the lease was terminated by us effective July 25, 2008 in accordance with the provisions of such premise lease.

On July 30, 2008 our subsidiary, Hialeah P.E.T. Management, LLC, entered into a Termination Agreement with Eiber Radiology, Inc. terminating all of the material agreements relating to the operation of our PET imaging center in Hialeah, Florida which ceased operations as of June 30, 2008.

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

For the past six years we have been engaged in the development and operation of out-patient medical diagnostic imaging centers that feature PET and PET/CT imaging systems which is used in the performance of medical diagnostic imaging procedures used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders. For various reasons, our PET imaging operations did not generate the revenue we had originally planned.

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

However, after review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. Accordingly, as of June 30, 2008 all of our PET imaging operations were terminated and all of such imaging equipment was sold or repossessed. Similarly, all radiation therapy assets have been sold.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Our PET imaging center operations incurred net losses of $1,387,000 and $2,350,000, respectively, for the three and six months ended June 30, 2008 and $10.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The loss for the three and six months ended June 30, 2008 is net of $901,000 and $3.1 million, respectively, of gain on disposal of discontinued operations. The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4.8 million and a loss on the sale of an investment in an unconsolidated affiliate of $986,000.

Working Capital Deficiency and Judgment
As of June 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5.2 million related to discontinued operations. The working capital deficiency includes $2.2 million of notes payable and $1.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by our secured creditors. We do not have sufficient capital to cure any such defaults which have had a material adverse affect on us.

The working capital deficiency also includes a liability for a $1.5 million judgment against us, which is included in the liabilities of discontinued operations. On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. We do not have the resources to satisfy this judgment nor respond to such motion filed by LaVilla. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgment, such action may force the Company to seek bankruptcy protection.

Management and Operational Restructurings and Decision to Cease Operations
In July 2007, we restructured our executive management in an effort to position the Company to raise capital to support our ongoing operations as well as our expansion plans. As a result of such restructuring, a new Board of Directors was installed, consisting of Ron Lipstein and Steven Katz,, Ph.D. and we hired Ron Lipstein as our new President and Chief Executive Officer. Our efforts to raise capital were unsuccessful and on April 29, 2008 Mr. Lipstein resigned from his position as President and Chief Executive Officer and he and Dr. Katz resigned from our Board of Directors. Upon the resignation of Mr. Lipstein and Dr. Katz, George W. Mahoney, our Chief Financial Officer, was appointed to the Board of Directors and became our sole Director, Chief Executive Officer and President.

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

Although we reduced our operating costs, the insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007 and we were unable to achieve and sustain any significant growth in procedure volume at our PET imaging centers necessary to generate sufficient revenue to support operations. Additionally, we continued to lose significant market share to competitors who had more advanced imaging equipment than we had at three of our imaging centers. These factors had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Our significant debt obligations and continued operating losses impeded the efforts to obtain the capital required to support our current debt obligations and our on-going operations and to further the development of our radiation therapy initiative.

Implementing a decision of our Board of Directors, who determined in February 2008 that it was not in our best interest and that of our shareholders and creditors, to continue our PET imaging operation or development of our radiation therapy initiative, in the first quarter 2008 we began a divestiture from such operations and activities in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. We have not made any of our scheduled debt service payments to our secured creditors since January 2008 and as of the end of the first quarter of 2008 we have written-down the assets of our PET imaging centers to their estimated fair market values resulting in a loss on impairment of $1.7 million for the six months ended June 30, 2008, which is included in the loss from discontinued operations.

Sale of Our Interests in the Radiation Therapy Venture
On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

On April 30, 2008, our wholly owned subsidiary, Premier Oncology, Inc. (“Premier Oncology”), sold its equity interest in Premier Oncology Management of Nassau, LLC (“Premier Nassau”) in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of approximately $102,000.

Sale of Our Equity Interests in Two of Our PET Imaging Centers
On February 26, 2008 we sold 100% of our controlling equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to a former employee. Pursuant to such transaction, we received cash proceeds of $325,000 and the purchaser acquired net liabilities resulting in a gain on disposal of $2.2 million for the six months ended June 30, 2008. On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where PET LI conducted its operations whereby our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000. We remain liable under the premises leases for the Queens PET imaging center which we have sub-leased to the purchaser of our interest in the operation at such location. Additionally, we remain as a guarantor of a portion of the debt that was assumed by the purchaser, which guaranty shall be in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months beginning February 11, 2008.

Asset Sale of Two of Our PET Imaging Centers
On April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of our PET imaging centers located in Jacksonville, Florida, and Tamarac, Florida to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. We remain a guarantor on the premises lease of the PET imaging center located in Jacksonville, Florida which we assigned to the purchaser. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008. Concurrent with the transaction, our Chief Medical Officer resigned, and his employment and radiology services agreements with us were terminated.

Abandonment and Asset Repossession of Our Four Unsold PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in June 2008.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

We agreed to the repossession, removal and private sale by our secured creditors of all of the medical imaging and related equipment and systems located in our medical diagnostic imaging centers located in East Setauket, New York, Parsippany, New Jersey, Wichita, Kansas and Hialeah, Florida. The secured creditors have repossessed the equipment and systems and we remain liable to them for deficiencies between our outstanding indebtedness and the amounts recovered by them from any repossession sales. As of the date of this quarterly report, the imaging equipment and systems from three of the four facilities have been sold in private sales by the secured creditors resulting in their receipt of aggregate net proceeds of approximately $45,000, which was credited against our outstanding indebtedness to the secured creditors. Our remaining indebtedness to the secured creditors approximates $4 million. This amount will be reduced by any net proceeds recovered by the secured creditor in a private sale of the remaining imaging equipment and system. However, given the modest amount of proceeds recovered from the prior private sales of similar repossessed equipment and systems, there can be no assurance as to the amount to be recovered in the last private sale. We are without any resources to satisfy any deficiency judgments that may be obtained against us by the secured creditors.

Potential Bankruptcy
We are continuing to seek relief from our secured and unsecured creditors; however, there can be no assurance that we will be successful. The financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities of our continuing operations that might be necessary in the event we cannot continue in existence. If we are unable to obtain relief on our remaining secured and unsecured obligations, we may be required to seek protection under available bankruptcy laws.

Financial Condition – Liquidity and Capital Resources
As of June 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5.2 million related to discontinued operations. The working capital deficiency includes $2.2 million of notes payable and $1.8 million of capitalized lease obligations substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which has and continues to have a material adverse affect on us. The working capital deficiency also includes a liability for the aforementioned $1.5 million judgment against us.

The following table details changes in components of working capital during the three and six months ended June 30, 2008.

	June 30, 2008	December 31, 2007	Change
Cash	$187,000	$202,000	$(15,000)
Other current assets	71,000	32,000	39,000
Accounts payable	(155,000)	(151,000)	(4,000)
Accrued expenses	(61,000)	(68,000)	7,000
Notes payable - related party	(272,000)	(272,000)	—
Working capital deficiency-continuing operations	(230,000)	(257,000)	27,000
Net liabilities of discontinued operations	(5,206,000)	(1,475,000)	(3,731,000)
Working capital deficiency	$(5,436,000)	$(1,732,000)	$(3,704,000)

Historically, our primary underlying drivers for cash inflows have been debt financings and the sale of investments and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

Our primary sources of working capital for our continuing operations for the six months ended June 30, 2008 were $400,000 of proceeds from the disposal of discontinued operations, $105,000 from the refund of equipment deposits, and $438,000 from our discontinued operations. Our primary uses of working capital for our continuing operations were $882,000 used in operations, and $40,000 of equity distributions to a minority interest investor of PET LI prior to the sale of such entity on February 26, 2008.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Subsequent to the sales of PET LI and Queens Management, the sale of the fixed assets of the PET imaging centers located in Jacksonville, Florida and Tamarac, Florida, and the abandonment and sale of certain of the fixed assets of the PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey, East Setauket, New York and Hialeah, Florida we remain obligated to secured creditors on notes payable and capital lease obligations having aggregate principal balances of $4.4 million and to unsecured creditors for approximately $3.1 million, including a judgment for $1.5 million.

On February 27, 2008, the landlord of the premises we lease for our PET imaging operations located in East Setauket, New York, notified us that our lease was terminated and requested that we surrender the premises, which we did at the end of March 2008.

As a result of the transaction in which we sold our equity interest Queens Management we remain liable for the premise lease payments. The lease revenue we recognize under a sub-lease agreement with the buyer is offset by the expense we recognize under the lease agreement between us and the landlord. There is no mark-up or residual income to us under the sub-lease agreement.

As a result of the transaction in which we sold certain assets of our PET imaging center located in Jacksonville, Florida we remain a guarantor for the premise lease payments.

The lease for the premises where we conducted the operations of our PET imaging center located in Wichita, Kansas expired and was not renewed.

On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where we formerly managed the operations of the PET imaging center located Rockville Centre, New York. In February 2008 we sold our interest in the operations of such PET imaging center but had remained primarily liable on the premise lease which we sub-leased to the buyer of such interest. The lease revenue we recognized under such sub-lease agreement with the buyer was offset by the expense we recognize under the lease agreement between us and the landlord. There was no mark-up or residual income to us under the sub-lease agreement. As a result of the lease assignment, our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000.

On July 25, 2008 we entered into a termination agreement with the landlord of the premises from which we conducted the operations of the PET imaging center located in Hialeah, Florida whereby all of our obligations under the lease were terminated as of July 1, 2008.

On July 25, 2008, we notified the landlord of the premises from which we formerly managed the operations of our PET imaging center located in Parsippany, New Jersey that due to extensive flooding and water damage to the premises on April 20, 2008 caused by the rupture of a water main, which materially damaged the premises and contents, and the landlord’s failure to repair such damage in a timely fashion, the lease was terminated by us effective July 25, 2008 in accordance with the provisions of such premise lease.

We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. On July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount. We have defaulted on payment of our obligations under the note and in consideration we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary. In additional to the note payable, we also owe Mr. Blessey amounts included in accounts payable for legal services which approximated $53,000 and $63,000 at June 30, 2008 and December 31, 2007, respectively.

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

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern. The financial statements that are included as a part of this quarterly report do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Results of Operations
Continuing Operations
As of June 30, 2008, we do not have any operating PET imaging centers, we have disposed of our radiation therapy assets and substantially all of our activities consist of winding down operations and dealing with our secured and unsecured creditors. For the three and six months ended June 30, 2008, we earned sublease income for the rental of premises to the purchasers of PET LI and Queens Management. Although sub-lease income was recorded on our books, such revenue was pass through income and the operators of such facilities paid the landlords directly for the lease payments due on such facilities, without any mark up or residual income to us. Corporate operating expenses consist of salaries, legal fees, corporate rent and office expense and stock compensation expense. The corporate operating expenses decreased by $510,000 and $620,000, respectively, when comparing the three and six months June 30, 2008 and 2007 comparative periods, primarily due to staff reductions.

We incur legal fees for services provided by Robert L. Blessey. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. Legal fees for services provided by Mr. Blessey for the three month periods ended June 30, 2008 and 2007 were $32,000 and $86,000, respectively, and for the six month periods ended June 30, 2008 and 2007 were $91,000 and $188,000, respectively.

Investments Accounted for Under the Equity Method
Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Nassau. Premier Nassau is developing a cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity. We paid $132,000 of the financing costs related to Premier Nassau’s debt issuance of which $5,000 was credited as payment of our 24.5% ownership interest in Premier Nassau and $127,000 was a loan to Premier Nassau which was repaid in 2007, and our $50,000 deposit on the radiation therapy equipment was repaid to us in 2007 from the proceeds of the financing for such facility. For the three and six months ended June 30, 2008, our share of Premier Nassau’s losses amounted to $30,000 and is included in other income and expense. On April 30, 2008, we sold our equity interest in Premier Nassau in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500, which resulted in a gain of approximately $102,000.

Outlook
As off the date of the Quarterly Report, we have discontinued our PET imaging center operations and disposed of our radiation therapy assets.

We have terminated all but two staff members and have limited operations, all of which currently revolve around the winding down of our prior business operations and addressing claims from creditors.

We have little to no capital available to pay our current operating expenses and our past due obligations and we remain obligated to secured creditors on notes payable and capital lease obligations having aggregate principal balances of approximately $4.4 million and approximately $3.1 million due to unsecured creditors, including a default judgment of $1.5 million. We are unable to satisfy any of such debts or obligations. We are continuing to seek relief from our secured and unsecured creditors in an effort to avoid bankruptcy; however, there can be no assurance that we will be successful in avoiding such action.

If we are able to maintain the existence of the Company after we resolve our significant obligations to our creditors, we anticipate that we would seek a new business through a merger or similar transaction, although we have no funds to pursue any such potential business opportunities. Our plans could change significantly in the near term as new events transpire.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

There can be no assurance that we will be able to accomplish any of our objectives or that we will be able to continue in existence and we may be required to seek protection under available bankruptcy laws

Critical Accounting Policies
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
We record our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective. For the six months ended June 30, 2008 we have written down the fixed assets to their estimated fair values, resulting in impairment charges included in the loss from discontinued operations of $1.7 million.

Accounting for Expenses in Connection with Stock Option and Warrant Issuances
We recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $77,000 and $158,000, respectively, for the three and six months ended June 30, 2008 and $139,000 and $150,000, respectively, for the three and six months ended June 30, 2007. As of June 30, 2008, there is no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

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

We currently have a net deferred tax asset of approximately $21.5 million with an offset of a 100% valuation allowance. Substantially our entire deferred tax asset is related to our net operating loss carryforward. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. Our net operating loss carryforward as of June 30, 2008 approximates $50 million. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in our ownership, which occurred in 2004 when we issued shares of our Common Stock for the acquisition of Premier and for private placements, which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the disclosure controls and procedures of our Company are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Sagemark Companies Ltd. ∙ Form 10-Q

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease.

Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial recourses to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgment, such action may force the Company to seek bankruptcy protection.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended June 30, 2008.

Item 5. Other Information.
None.

Sagemark Companies Ltd. ∙ Form 10-Q

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

THE SAGEMARK COMPANIES LTD.

Date: August 14, 2008	By:	/S/ GEORGE W. MAHONEY

George W. Mahoney, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer) and Director