Form 10KSB/A
period 2007-12-31
SAGEMARK COMPANIES LTD
filed 2008-08-22
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____.

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

EXPLANATORY NOTE

The Sagemark Companies Ltd. is filing this Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1) to amend our Form 10-KSB for the year ended December 31, 2007 which was originally filed on April 4, 2008.

We are filing Amendment No. 1 to include the disclosures required under Part II, Item 8A(T), Controls and Procedures. We are also revising and re-executing the Principal Executive Officer and Principal Financial Officer certifications filed under Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-B. Except as disclosed in this Explanatory Note, we have not updated the disclosure contained in the original Form 10-KSB, as filed on April 4, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Chief Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form10-KSB filed on April 4, 2008 are hereby incorporated by reference as to such. Accordingly, this amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiary would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements. There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the criteria established in Internal Control - Integrated Framework issued by COSO of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2008	The Sagemark Companies Ltd.

	By:	/s/ George W. Mahoney
George W. Mahoney
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on August 21, 2008 in the capacities indicated below.

Signature	Title

/s/ George W. Mahoney	Chief Executive Officer, and Director
George W. Mahoney	(Principal Executive Officer)

/s/ George W. Mahoney	Chief Financial Officer (Principal Financial and Accounting Officer)
George W. Mahoney

Exhibit Index

No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.