Form 10KSB/A
period 2007-12-31
SAGEMARK COMPANIES LTD
filed 2008-09-17
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

EXPLANATORY NOTE

The Sagemark Companies Ltd. is filing this Amendment No. 2 on Form 10-KSB/A (“Amendment No. 2) to amend our Form 10-KSB for the year ended December 31, 2007 which was originally filed on April 4, 2008.

We are filing Amendment No. 2 to revise the disclosures required under Part II, Item 8A(T), Controls and Procedures pursuant to which we have concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Except as disclosed in this Explanatory Note, we have not updated the disclosure contained in the original Form 10-KSB, as filed on April 4, 2008, or Amendment No. 1 to Form 10-KSB, as filed on August 22, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains new certifications of our Chief Executive Officer and Chief Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form10-KSB filed on April 4, 2008 and our Amendment No. 1 to Form 10-KSB, as filed on August 22, 2008, are hereby incorporated by reference as to such. Accordingly, this amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2007, the disclosure controls and procedures were not effective as designed to ensure that information relating to the Company and its consolidated subsidiary would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

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

Dated: September 16, 2008	The Sagemark Companies Ltd.
	By:	/s/ George W. Mahoney
George W. Mahoney
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on September 16, 2008 in the capacities indicated below.

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