Form 10-Q
period 2008-09-30
SAGEMARK COMPANIES LTD
filed 2008-11-13
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $0.01 par value per share	7,661,503 shares

TABLE OF CONTENTS
Sagemark Companies Ltd. ∙ Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS
Sagemark Companies Ltd. ∙ Form 10-Q

	September 30, 2008	December 31, 2007
	(unaudited)	(a)
ASSETS
Current Assets:
Cash	$18,000	$202,000
Other current assets (includes marketable securities with a cost of of $88,000 which are reported at their fair values of $3,000 at
September 30, 2008 and $1,000 at December 31, 2007)	46,000	32,000
Assets of discontinued operations	282,000	13,653,000
Total Current Assets	346,000	13,887,000
Fixed assets, net	-	46,000
Other assets	17,000	52,000
TOTAL ASSETS	$363,000	$13,985,000

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$158,000	$151,000
Accrued expenses	68,000	68,000
Note payable - related party	272,000	272,000
Liabilities of discontinued operations	5,238,000	15,128,000
Total Current Liabilities	5,736,000	15,619,000
Minority Interest	121,000	1,603,000
Commitments and Contingencies
Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $.01 per share, (25,000,000 authorized;
8,008,261 shares issued and 7,661,503 shares outstanding)	80,000	80,000
Additional paid-in-capital	73,002,000	72,844,000
Accumulated other comprehensive loss	-	(2,000)
Accumulated deficit	(76,893,000)	(74,476,000)
Less common stock (346,758 shares) in treasury, at cost	(1,686,000)	(1,686,000)
Total Shareholders’ Deficiency	(5,494,000)	(3,237,000)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$363,000	$13,985,000
The accompanying notes are an integral part of the consolidated financial statements.

(a) Reference is made to the Sagemark Company Ltd. Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 4, 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Three Months Ended September 30,	2008	2007
Revenues:
Sublease income	$9,000	$-
Operating Expenses:
Salaries, payroll taxes and fringe benefits	125,000	426,000
General and administrative expenses	175,000	355,000
Legal fees - related party	39,000	84,000
Total Operating Expenses	339,000	865,000
Loss from Operations	(330,000)	(865,000)
Loss on sale of unconsolidated affiliate	-	(986,000)
Other expense , net of other income	(10,000)	(35,000)
Loss from continuing operations	(340,000)	(1,886,000)
Loss from discontinued operations	(858,000)	(3,366,000)
Gain on disposal of discontinued operations (including gain on settlement of liabilities of $717,000 and $0, respectively for the
three months ended September 30, 2008 and 2007)	1,169,000	-
Net Loss	$(29,000)	$(5,252,000)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.04)	$(0.25)
Loss from discontinued operations	(0.11)	(0.44)
Gain on disposal of discontinued operations	0.15	-
Net Loss	$-	$(0.69)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Nine Months Ended September 30,	2008	2007
Revenues:
Sublease income	$80,000	$-
Operating Expenses:
Salaries, payroll taxes and fringe benefits	626,000	1,250,000
General and administrative expenses	700,000	1,102,000
Legal fees - related party	130,000	272,000
Total Operating Expenses	1,456,000	2,624,000
Loss from Operations	(1,376,000)	(2,624,000)
Gain (loss) on sale of unconsolidated affiliates	102,000	(986,000)
Other (expense) income, net	(39,000)	74,000
Loss from continuing operations	(1,313,000)	(3,536,000)
Loss from discontinued operations	(5,337,000)	(4,211,000)
Gain on disposal of discontinued operations (including gain on settlement of liabilities of $717,000 and $0, respectively for the
nine months ended September 30, 2008 and 2007)	4,274,000	-
Net Loss	$(2,376,000)	$(7,747,000)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.17)	$(0.46)
Loss from discontinued operations	(0.70)	(0.55)
Gain on disposal of discontinued operations	0.56	-
Net Loss	$(0.31)	$(1.01)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Nine Months Ended September 30,	2008	2007
Cash Flows - Operating Activities
Loss from continuing operations	$(1,313,000)	$(3,536,000)
Adjustments to reconcile net loss to Net Cash-Operating Activities:
Depreciation and amortization	11,000	13,000
Share of loss of unconsolidated affiliates	29,000	38,000
Stock-based compensation, employees	158,000	254,000
Stock-based compensation, consulting fees	-	62,000
Gain on sale of unconsolidated affilaite	(102,000)	986,000
Loss on disposal of fixed assets	35,000	-
Unrealized (gain) loss on marketable securities	(2,000)	48,000
Change in assets and liabilities:
Accrued interest, note receivable	-	(64,000)
Other current assets	(12,000)	(31,000)
Accounts payable	7,000	60,000
Accrued expense	-	110,000
Net Cash – Operating Activities	(1,189,000)	(2,060,000)
Cash Flows - Investing Activities
Purchased fixed assets	-	(16,000)
Proceeds from sale of unconsolidated affiliate	3,000	-
Loan to unconsolidated affiliate	-	(132,000)
Collectons on notes receivable	-	850,000
Net proceeds from disposal of segments	1,445,468	-
Change in net assets of discontinued operations	(509,468)	579,000
Refund (payment) of equipment deposits	105,000	(14,000)
Net Cash - Investing Activities	1,044,000	1,267,000
Cash Flows - Financing Activities
Distributions to minority interest investors	(39,000)	(196,000)
Net Cash - Financing Activities	(39,000)	(196,000)
Net Change in Cash	(184,000)	(989,000)
Cash - Beginning of Period	202,000	1,372,000
Cash - End of Period	$18,000	$383,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	13,000	10,000
Supplementary Disclosures of Non-Cash Investing and
Investing Activities:
Cumulative minority share of earnings, net of minority share
of losses, reacquired from minority interest investors	$-	$501,000
Financing Activities:
Subordinated notes payable satisfied with the issuance of
notes payable to purchase minority interests in subsidiaries	$-	$123,000
Trade payables satisifed with the issuance of notes payable
payable - related party	-	272,000
Exective salaries forgiven and recorded as additional
paid in capital	-	338,000
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
The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since 2001, we have owned, operated and managed out-patient medical diagnostic imaging centers that utilize positron emission tomography (“PET”) and/or computed tomography (“CT”) imaging equipment, collectively referred to as PET/CT. At the end of the first quarter of 2008 we discontinued operations of all but one of our PET imaging centers and as of the end of the second quarter of 2008 had discontinued all of such operations. Our PET imaging center operations incurred operating losses of $858,000 and $5,337,000, respectively, for the three and nine months ended September 30, 2008 and $10.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. For the three and nine months ended September 30, 2008 the gain on disposal of discontinued operations were $1.2 million and $4.3 million, respectively. The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4.8 million and a loss on the sale of an investment in an unconsolidated affiliate of $986,000.

Working Capital Deficiency and Judgment
As of September 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5 million related to discontinued operations. The significant components of the net liabilities of discontinued operations include notes payable, capital lease obligations, a judgment and accounts payable.

As of September 30, 2008, the debt related to our discontinued operations includes $1.9 million of notes payable and $725,000 of capitalized lease obligations, substantially all of which are in default for non payment and because we did not meet the minimum cash balances or debt to equity ratio covenants required by some of our creditors. We do not have sufficient capital to cure any such defaults which have had and continue to have a material adverse affect on us. During the three and nine months ended September 30, 2008, we paid $65,000 in full settlement of a $395,000 notes payable obligation to a senior creditor. Such settlement included $370,000 of principal and $25,000 of accrued interest and penalties and resulted in a gain of $330,000, which is reported in the statement of operations as a gain on disposal of discontinued operations. Subsequent to September 30, 2008, we paid $44,000 in full settlement of $1.7 million of notes payable obligations and $879,000 of capital lease obligations to two senior creditors. Such settlements included $1.6 million of note payable principal, $725,000 of capitalized lease obligation principal and $342,000 of accrued interest and penalties and resulted in a gain of $2.5 million.

As of September 30, 2008, the accounts payable of our discontinued operations includes a liability for a $1.5 million judgment against us. On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,471. Both judgments accrue interest at 11% per annum, which approximates $15,000 per month. We do not have the resources to satisfy these judgments. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditors, if such judgment creditors pursue efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

Trade payables of our discontinued operations as of September 30, 2008, approximate $1.2 million. During the three and nine months ended September 30, 2008, we settled $343,000 of trade payable obligations for $16,000 resulting in a $327,000 gain on disposal of discontinued operations.

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

Although we significantly reduced our operating costs, the insurance reimbursement rates for PET and PET/CT imaging procedures performed at our PET imaging centers on Medicare patients were reduced significantly as a result of the enactment of the Deficit Reduction Act of 2005 (Deficit Reduction Act) which became effective in January 2007 and we were unable to achieve and sustain any significant growth in procedure volume at our PET imaging centers necessary to generate sufficient revenue to support operations. Additionally, we continued to lose significant market share to competitors who had more advanced imaging equipment than we had at three of our imaging centers. These factors had a significant and material adverse affect on our ability to generate revenue from our PET imaging centers sufficient to support our current debt obligations and on-going operations.

Our significant debt obligations and continued operating losses impeded the efforts to obtain the capital required to support our current debt obligations and our on-going operations and to further the development of our radiation therapy initiative.

After review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. We have not made any of our scheduled debt service payments to our secured creditors since January 2008 and we have written-down the assets of our PET imaging centers to their estimated fair market values resulting in a loss on impairment of $1.7 million for the nine months ended September 30, 2008, which is included in the loss from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

As of March 31, 2008 we terminated all our PET imaging center employees, with the exception of those that continued to operate our Hialeah, Florida PET imaging center, which were terminated on June 30, 2008 when we ceased operations of such facility. No severance or benefit packages were awarded such individuals. Additionally, as of June 30, 2008 all of the corporate support staff was terminated, with the exception of George Mahoney, our Chief Executive Officer and Chief Financial Officer, one accountant and an administrative assistant. On July 14, 2008, our Board of Directors approved the payment of $36,000 for retention bonuses to our three remaining employees of which $25,000 was paid to Mr. Mahoney, our sole Director, President, Chief Executive and Chief Financial Officer, and aggregate of $13,000 was paid to our two other employees.

Sale of Our Interests in Our Radiation Therapy Venture
On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

On April 30, 2008, our wholly owned subsidiary, Premier Oncology, Inc. (“Premier Oncology”), sold its equity interest in Premier Oncology Management of Nassau, LLC (“Premier Nassau”) in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of approximately $102,000.

Sale of Our Equity Interests in Two of Our PET Imaging Centers
On February 26, 2008 we sold 100% of our controlling equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to a former employee. Pursuant to such transaction, we received cash proceeds of $325,000 and the purchaser assumed net liabilities resulting in a gain on disposal of $2.2 million for the nine months ended September 30, 2008. On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where PET LI conducted its operations whereby our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000. We remain liable under the premises leases for the Queens PET imaging center which we have sub-leased to the purchaser. We remain as a guarantor of a portion of the debt that was assumed by the purchaser, which guaranty shall be in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months beginning February 11, 2008.

Sale of Our Assets at Two of Our PET Imaging Centers
At the end of the first quarter 2008, we closed our PET imaging centers located in Jacksonville, Florida and Tamarac, Florida. On April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of these two PET imaging centers to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008. We remain a guarantor on the premises lease of the PET imaging center located in Jacksonville, Florida which we assigned to the purchaser. Concurrent with the transaction, our Chief Medical Officer resigned, and his employment and radiology services agreements with us were terminated.

Abandonment and Asset Repossession at Four of Our PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in the second quarter of 2008.

The lease for the PET imaging center in Wichita, Kansas expired and was not renewed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

The premise lease for the PET imaging center in East Setauket, New York was terminated by the landlord for an alleged breach by us thereunder. The landlord retained our $11,000 security deposit, which we have requested be returned to us.

On July 25, 2008, we entered into a Termination Agreement with the landlord of the premises where we previously managed operations of a PET imaging center in Hialeah, Florida pursuant to which all of our obligations thereunder were terminated as of July 1, 2008. On July 30, 2008 our subsidiary, Hialeah P.E.T. Management, LLC, entered into a Termination Agreement with Eiber Radiology, Inc. terminating all of the material agreements relating to the operation of our PET imaging center in Hialeah, Florida.

On September 22, 2008, we concluded an agreement with the landlord of the PET imaging center premises in Parsippany, New Jersey pursuant to which we agreed to mutually terminate such premise lease in consideration of the payment by us of $7,074.81, representing one month’s rent, together with the landlord’s retention of the $12,000 security deposit previously paid by us under such lease. As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

We agreed to the repossession, removal and private sale by our secured creditors of all of the medical imaging and related equipment and systems located in our medical diagnostic imaging centers located in East Setauket, New York, Parsippany, New Jersey, Wichita, Kansas and Hialeah, Florida. The secured creditors repossessed the equipment and systems. The imaging equipment and systems from these facilities were subsequently sold in private sales by the secured creditors resulting in their receipt of aggregate net proceeds of approximately $1.1 million, which was credited against our outstanding indebtedness to the creditors. As of the date of this quarterly report we have settled the balance of $2.7 million of indebtedness, plus accrued interest and late fees, to the secured creditors for approximately $109,000.

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

Reclassification of Prior Period Financial Information
As a result of the sale and abandonment of a significant portion of our business, the consolidated financial statements and other financial information as of December 31, 2007 and for the three and nine months ended September 30, 2007 have been reclassified to report our sold and abandoned businesses as discontinued operations (see Note 2 and Note 10).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

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

We adopted the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 on January 1, 2008 as it relates to our available for sale marketable securities. As a result, we will report unrealized gains and losses on our available for sale marketable securities in earnings (loss) for each reporting date. Our adoption of the fair value option of SFAS No. 159 resulted in a cumulative-effect adjustment which increased our accumulated deficit by $2,000. For the three and nine months ended September 30, 2008, our loss from continuing operations includes ($2,000) and $2,000, respectively, of unrealized (losses) gains on available for sale securities.

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

As of September 30, 2008, we have reserved 4,260,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase an aggregate of 1,315,000 shares of common stock at exercise prices ranging from $.76 to $3.91 per share; (ii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three and nine months ended September 30, 2008 and 2007, all outstanding options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. Such items may dilute earnings per share in the future.

5	Stock Based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $0 and $158,000, respectively, for the three and nine months ended September 30, 2008 and $104,000 and $254,000, respectively, for the three and nine months ended September 30, 2007. As of September 30, 2008, there is no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to employees during the three and nine months ended September 30, 2008. As of September 30, 2008, the 1,315,000 outstanding warrants and options issued to employees have exercise prices ranging between $.76 and $3.91 and a weighted-average remaining contractual life of 2.16 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

The following tables summarize our fixed stock purchase options and warrants as of September 30, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding-beginning of period	1,815,000	$1.36
Granted	-	$0.00
Exercised	-	$0.00
Forfeited/Expired	(500,000)	$0.83
Outstanding-end of period	1,315,000	$1.56

Options exercisable at end of period	1,315,000	$1.56

Weighted-average fair value of options
granted during the year		$0.00

Shares subject to the 1999 long-
term incentive plan	1,600,000
Shares issued pursuant to the 1999
long-term incentive plan (a)	1,290,000
Shares available for issuance under
the 1999 long-term incentive plan	310,000

(a) - Amount of shares issued is net of 275,000 shares underlying options that were forfeited upon the resignation of our former C.E.O.

			Weighted
	Outstanding	Weighted	Average
	at	Average	Remaining	Total
Range of Exercise Prices for	September 30,	Exercise	Contractual	Intrinsic
Vested Options	2008	Price	Life (years)	Value
Under $1.00	175,000	$0.77	3.55	$-
Between $1.00 and $2.00	1,105,000	$1.61	2.05	-
Over $3.00	35,000	$3.91	1.32	-
	1,315,000	$1.54	2.16	$-

The following table provides a summary of the status of non-vested shares underlying options and warrants as of September 30, 2008 and changes during the nine months ended September 30, 2008.

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Non-Vested-beginning of period	600,000	$0.96
Granted	-	$0.00
Vested	(100,000)	$1.60
Forfeited/Expired	(500,000)	$0.83
Non-Vested-end of period	-	$0.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

6	Concentraion of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash. As of September 30, 2008, all of our cash is placed with a high credit, quality financial institution. The amount on deposit in the institution that exceeds federally insured limits is subject to credit risk. As of September 30, 2008 we had no cash balances in excess of federally insured limits.

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

On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau, having a net negative carrying value of $99,000 as of the date of sale, in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500 which resulted in a gain of $102,000 for the nine months ended September 30, 2008.

The Company's investment balance in Premier Nassau, under the equity method, is presented in the following table.

Equity method investment in Premier Nassau	September 30, 2008	December 31, 2007
Amount paid for ownership interest	$-	$5,000
Share of Premier Nassau's accumulated losses	-	(75,000)
Equity method investment balance (included in other assets)	$-	$(70,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

The condensed results of operations and financial condition of Premier Nassau are summarized in the following tables.

	Three Months	Nine Months
	Ended	Ended
Premier Nassau's condensed results of operations	September 30, 2007	September 30, 2007
Financing fees	$132,000	$132,000
Interest expense	22,000	22,000
Net loss	$154,000	$154,000

Premier Nassau's condensed balance sheet as of	December 31, 2007
Cash	$558,000
Property, plant and equipment, net	190,000
Accounts payable	-
Capital lease obligations	-
Subordinated promissory notes, including deferred interest	1,045,000
Capital deficiency	$1,793,000

8	Commitments and Contingencies
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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,471. These judgments accrue interest at 11% per annum, which approximates $15,000 per month. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditors, if such judgment creditors pursue efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

An action was commenced against us in September 2008, by the landlord of our PET imaging center in Parsippany, New Jersey for an alleged breach by us of such premise lease. Thereafter, we concluded an agreement with the landlord on September 22, 2008 pursuant to which the parties agreed to mutually terminate such premise lease in consideration of the payment by us of $7,074.81, representing one month’s rent, together with the landlord’s retention of the $12,000 security deposit previously paid by us under such lease. As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

On September 26, 2008, together with a co-plaintiff, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. We are also seeking an inspection of books and records and an accounting in the Action. The Anand Defendants have not yet appeared by counsel in the Action or otherwise submitted any responsive documents in connection therewith. There can be no assurance as to the outcome of the Action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

9	Transactions with Related Parties
A summary of the balance sheet effect of transactions with related parties is presented in the following table.

	September 30,	December 31,
	2008	2007
Note payable:
Legal fees (a)	$272,000	$272,000

A summary of the statement of operations effect of transactions with related parties is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30,
	2008	2007	2008	2007
Legal fees (a)	$39,000	$84,000	$130,000	$272,000

(a) We incur legal fees for services provided by Robert L. Blessey, Esq. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. As of July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount. We have defaulted on payment of our obligations under the note and in consideration we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary. In addition to the note payable, we also owe Mr. Blessey amounts included in accounts payable for legal services which approximated $42,000 and $63,000 at September 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

10	Disclosure of Discontinued Operations
As described in more detail in Note 2, we have either sold or abandoned all of our PET and PET/CT imaging operations. The following tables provides information regarding the net liabilities of our sold or closed PET and PET/CT imaging centers as of September 30, 2008 and December 31, 2007 and the related summary of operations for the three and nine months ended September 30, 2008 and 2007.

	September 30, 2008	December 31, 2007
Assets:
Cash	$234,000	$203,000
Patient accounts receivable, net	-	243,000
Management fees receivable - related parties	-	2,232,000
Other current assets	2,000	229,000
Fixed assets	-	10,607,000
Other assets	46,000	139,000
Assets to be disposed	282,000	13,653,000
Liabilities:
Accounts payable	2,288,000	1,269,000
Accrued expenses	330,000	127,000
Notes payable	1,857,000	6,468,000
Capitalized lease obligations	725,000	6,984,000
Subordinated notes payable and related deferred interest	38,000	280,000
Liabilities to be disposed	5,238,000	15,128,000
Net liabilities to be disposed	$4,956,000	$1,475,000

For the Three Months Ended September 30,	2008	2007
Revenues:
Management fee revenues - related parties	$-	$1,472,000
Net patient service revenue (contractual adjustments)	(18,000)	355,000
Lease revenue	-	196,000
Total revenues	(18,000)	2,023,000
Operating expenses:
Patient service costs and expenses	-	477,000
Equipment maintenance	-	193,000
Salaries, payroll taxes and fringe benefits	7,000	368,000
Professional fees	57,000	48,000
General and administrative expenses	570,000	569,000
Goodwill impairment	-	2,734,000
Depreciation and amortization	1,000	649,000
Total Operating Expenses	635,000	5,038,000
Loss from Operations	(653,000)	(3,015,000)
Interest expense	(174,000)	(322,000)
Other income, net of other expense	5,000	-
Loss from operations before minority interest	(822,000)	(3,337,000)
Minority interest in income of subsidiaries	(36,000)	(29,000)
Loss from discontinued operations	$(858,000)	$(3,366,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

For the Nine Months Ended September 30,	2008	2007
Revenues:
Management fee revenues - related parties	$1,037,000	$4,465,000
Net patient service revenue	136,000	1,239,000
Lease revenue	198,000	643,000
Total revenues	1,371,000	6,347,000
Operating expenses:
Patient service costs and expenses	341,000	1,572,000
Equipment maintenance	208,000	524,000
Salaries, payroll taxes and fringe benefits	274,000	1,181,000
Professional fees	206,000	185,000
General and administrative expenses	1,044,000	1,684,000
Liability for judgments	1,526,000	-
Impairment of fixed assets	1,688,000	-
Goodwill impairment	-	2,734,000
Depreciation and amortization	673,000	1,796,000
Total Operating Expenses	5,960,000	9,676,000
Loss from Operations	(4,589,000)	(3,329,000)
Interest expense	(586,000)	(901,000)
Other income (expense), net	1,000	4,000
Loss from operations before minority interest	(5,174,000)	(4,226,000)
Minority interest in income of subsidiaries	(163,000)	(73,000)
Loss before extraordinary gain	(5,337,000)	(4,299,000)
Extraordinary gain	-	88,000
Loss from discontinued operations	$(5,337,000)	$(4,211,000)

11	Subsequent Events
In October 2008, we paid $44,000 in full settlement of $1.7 million of notes payable obligations and $879,000 of capital lease obligations to two senior creditors. Such settlements included $1.6 million of note payable principal, $725,000 of capitalized lease obligation principal and $342,000 of accrued interest and penalties and resulted in a gain of $2.5 million.

On November 4, 2008, we extended the exercise term to November 3, 2013 and reduced the exercise price of an aggregate of 217,500 outstanding options and warrants to purchase shares of common stock from prices ranging from $.76 to $1.60 per shares to $.02 per share, the fair value on the date of the modification. George W. Mahoney, our Chief Financial Officer holds such options to purchase 120,000 shares of common stock, Robert L. Blessey, our Corporate Secretary, holds a warrant to purchase 12,500 shares of common stock and one other employee hold such options to purchase 85,000 shares of common stock. The modification of these options and warrants to purchase common stock resulted in stock compensation expense of approximately $5,000 which will be expensed in the fourth quarter of 2008.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

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

For the past six years we have been engaged in the development and operation of out-patient medical diagnostic imaging centers that feature positron emission tomography (“PET”) and/or computed tomography (“CT”) imaging equipment, collectively referred to as PET/CT, which is used in the performance of medical diagnostic imaging procedures used by physicians in the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders. For various reasons, our PET imaging operations did not generate the revenue we had originally planned.

In an effort to increase revenue, we explored other opportunities for growth that would be synergistic to the PET and PET/CT operations and that would provide another source of revenue and sought to establish radiation therapy centers for the treatment of cancer, featuring state-of-the-art radiation therapy technologies. With this initiative in radiation therapy, we planned to transition from operations devoted solely to medical facilities utilizing PET and PET/CT imaging systems, to a business model that would complement the PET and PET/CT operations focused on the development of medical facilities for the treatment of certain cancers through advanced radiation therapy systems.

However, after review of our financial condition and meetings and discussions with senior management, our Board of Directors determined on February 6, 2008, that it was in our best interest, and that of our shareholders and creditors, to seek a divestiture from our PET imaging operations and our radiation therapy initiative in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. Accordingly, as of September 30, 2008 all of our PET imaging operations were terminated and all of such imaging equipment was sold or repossessed. Similarly, all radiation therapy assets have been sold.

Our PET imaging center operations incurred operating losses of $858,000 and $5,337,000, respectively, for the three and nine months ended September 30, 2008 and $10.9 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. For the three and nine months ended September 30, 2008 the gain on disposal of discontinued operations were $1.2 million and $4.3 million, respectively. The loss for the year ended December 31, 2007 includes a goodwill impairment charge of $4.8 million and a loss on the sale of an investment in an unconsolidated affiliate of $986,000.

Working Capital Deficiency and Judgment
As of September 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5 million related to discontinued operations. The significant components of the net liabilities of discontinued operations as of September 30, 2008 include $1.9 million of notes payable, $725,000 of capital lease obligations, a $1.5 million judgment and $1.2 million of accounts payable.

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

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

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

Implementing a decision of our Board of Directors, who determined in February 2008, that it was not in our best interest, and that of our shareholders and creditors, to continue our PET imaging operation or development of our radiation therapy initiative, in the first quarter 2008 we began a divestiture from such operations and activities in an attempt to satisfy our debt obligations which at that time approximated $12.9 million for our PET imaging centers and guaranteed debt of approximately $4.5 million related to one of our radiation therapy ventures. We have not made any of our scheduled debt service payments to our secured creditors since January 2008 and as of the end of the first quarter of 2008 we have written-down the assets of our PET imaging centers to their estimated fair market values resulting in a loss on impairment of $1.7 million for the nine months ended September 30, 2008, which is included in the loss from discontinued operations.

Sale of Our Interests in Our Radiation Therapy Venture
On April 17, 2008, we sold our 49% interest in Advanced Radiation Therapy, LLC, which was held by our wholly owned subsidiary, Premier Oncology of New Jersey, Inc., to Saint Clare’s Hospital, Inc. As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation Therapy, LLC and to pay $50,000 to or on behalf of Premier Oncology of New Jersey, Inc., representing the amount we advanced in November 2006 as a deposit on the TomoTherapy Hi-Art equipment to be installed at a radiation therapy cancer treatment center to be located on the Saint Clare’s medical campus in Dover, New Jersey.

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

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Sale of the Assets at Two of Our PET Imaging Centers
At the end of the first quarter 2008, we closed our PET imaging centers in Jacksonville, Florida and Tamarac, Florida. On April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of these two PET imaging centers to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4.9 million of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000. We remain a guarantor on the premises lease of the PET imaging center located in Jacksonville, Florida which we assigned to the purchaser. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008. Concurrent with the transaction, our Chief Medical Officer resigned, and his employment and radiology services agreements with us were terminated.

Abandonment and Asset Repossession at Four of Our PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in the second quarter of 2008.

The premise lease for our PET imaging center in Wichita, Kansas expired and was not renewed.

The premise lease for our PET imaging center in East Setauket, New York was terminated by the landlord for an alleged breach by us thereunder. The landlord retained our $11,000 security deposit, which we have requested be returned to us.

On July 25, 2008, we entered into a Termination Agreement with the landlord of the premises of a PET imaging center in Hialeah, Florida pursuant to which all of our obligations thereunder were terminated as of July 1, 2008. On July 30, 2008 our subsidiary, Hialeah P.E.T. Management, LLC, entered into a Termination Agreement with Eiber Radiology, Inc. terminating all of the material agreements relating to the operation of our PET imaging center in Hialeah, Florida.

On September 22, 2008, we concluded an agreement with the landlord of the premises of our former PET imaging center in Parsippany, New Jersey pursuant to which we agreed to mutually terminate such premise lease in consideration of the payment by us of $7,074.81, representing one month’s rent, together with the landlord’s retention of the $12,000 security deposit previously paid by us under such lease. As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

We agreed to the repossession, removal and private sale by our secured creditors of all of the medical imaging and related equipment and systems located in our medical diagnostic imaging centers located in East Setauket, New York, Parsippany, New Jersey, Wichita, Kansas and Hialeah, Florida. The imaging equipment and systems from these facilities were subsequently sold in private sales by the secured creditors resulting in their receipt of aggregate net proceeds of approximately $1.1 million, which was credited against our outstanding indebtedness to the creditors. As of the date of this quarterly report we have settled the balance of $2.7 million of indebtedness, plus accrued interest and late fees, to the secured creditors for approximately $109,000.

Potential Bankruptcy
We are continuing to seek relief from our creditors; however, there can be no assurance that we will be successful. The financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities of our continuing operations that might be necessary in the event we cannot continue in existence. If we are unable to obtain relief on our remaining obligations and we are unable to obtain additional capital, we may be required to seek protection under available bankruptcy laws.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Financial Condition - Liquidity and Capital Resources
As of September 30, 2008, we had a working capital deficiency of $5.4 million including net liabilities of $5 million related to discontinued operations. The net liabilities of discontinued operations include $1.9 million of notes payable and $725,000 of capitalized lease obligations, a $1.5 million judgment against us and $1.2 million of trade payables.

The following table details changes in components of working capital during the nine months ended September 30, 2008.

	September 30, 2008	December 31, 2007	Change
Cash	$18,000	$202,000	$(184,000)
Other current assets	46,000	32,000	14,000
Accounts payable	(158,000)	(151,000)	(7,000)
Accrued expenses	(68,000)	(68,000)	-
Notes payable - related party	(272,000)	(272,000)	-
Working capital deficiency-continuing operations	(434,000)	(257,000)	(177,000)
Net liabilities of discontinued operations	(4,956,000)	(1,475,000)	(3,481,000)
Working capital deficiency	$(5,390,000)	$(1,732,000)	$(3,658,000)

Historically, our primary underlying drivers for cash inflows have been debt financings and the sale of investments and our underlying drivers for cash outflows include operating activities, debt service, capital expenditures and capital distributions.

Our primary sources of working capital for our continuing operations for the nine months ended September 30, 2008 were $1.5 million of proceeds from the disposal of discontinued operations and $105,000 from the refund of equipment deposits, and $438,000 from our discontinued operations. Our primary uses of working capital for our continuing operations were $1.2 million used in operations, and $39,000 of equity distributions to a minority interest investor of PET LI prior to the sale of such entity on February 26, 2008.

During the three and nine months ended September 30, 2008, we paid $65,000 in full settlement of a $395,000 note payable obligation to a senior creditor. Such settlement included $370,000 of principal and $25,000 of accrued interest and penalties and resulted in a gain of $330,000, which is reported in the statement of operations as a gain on disposal of discontinued operations. Subsequent to September 30, 2008, we paid $44,000 in full settlement of $1.7 million of notes payable obligations and $879,000 of capital lease obligations to two senior creditors. Such settlements included $1.6 million of note payable principal, $725,000 of capitalized lease obligation principal and $342,000 of accrued interest and penalties and resulted in a gain of $2.5 million.

As of September 30, 2008, the accounts payable of our discontinued operations includes a liability for a $1.5 million judgment against us. On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,471. These judgments accrue interest at 11% per annum, which approximates $15,000 per month. We do not have the resources to satisfy these judgments. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditors, if such judgment creditors pursues effort to collect such judgments, such action may force the Company to seek bankruptcy protection.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Trade payables of our discontinued operations as of September 30, 2008, approximate $1.2 million. During the three and nine months ended September 30, 2008, we settled $343,000 of trade payable obligations for $16,000 resulting in a $327,000 gain on disposal of discontinued operations.

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

We incur legal fees for services provided by Robert L. Blessey, Esq. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. As of July 2, 2007, Mr. Blessey was owed $272,000 for legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008. The note becomes payable in full upon an event of default which includes, among other things, the termination of Mr. Blessey’s services as our general counsel. The estimated imputed interest on this non-interest bearing note, using our incremental borrowing rate of 9.01%, was not significant and the note is recorded at its face amount. We have defaulted on payment of our obligations under the note and in consideration we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary. In additional to the note payable, we also owe Mr. Blessey amounts included in accounts payable for legal services which approximated $42,000 and $63,000 at September 30, 2008 and December 31, 2007, respectively.

Although we are continuing to seek relief from our creditors, there can be no assurance that such plans will be successful. The financial statements do not include any adjustments relating to the amounts and classification of liabilities of our continuing operations that might be necessary in the event we cannot continue in existence and may require us to seek protection under available bankruptcy laws if we do not obtain additional capital .

These factors, along with our history of significant net losses and no current operations that generate revenue, raise substantial doubt about our ability to continue as a going concern. The financial statements that are included as a part of this quarterly report do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Results of Operations
Continuing Operations
As of September 30, 2008, we do not have any operating PET imaging centers, we have disposed of our radiation therapy assets and substantially all of our activities consist of winding down operations and dealing with our secured and unsecured creditors. For the three and nine months ended September 30, 2008, we earned sublease income for the rental of premises to the purchasers of PET LI and Queens Management. Although sub-lease income was recorded on our books, such revenue was pass through income and the operators of such facilities paid the landlords directly for the lease payments due on such facilities, without any mark up or residual income to us. Corporate operating expenses consist of salaries, legal fees, corporate rent and office expense and stock compensation expense. The corporate operating expenses decreased by $526,000 and $1.2 million, respectively, when comparing the three and nine months September 30, 2008 and 2007 comparative periods, primarily due to staff reductions.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

We incur legal fees for services provided by Robert L. Blessey, Esq. Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. Legal fees for services provided by Mr. Blessey for the three month periods ended September 30, 2008 and 2007 were $39,000 and $84,000, respectively, and for the nine month periods ended September 30, 2008 and 2007 were $130,000 and $272,000, respectively.

Investments Accounted for Under the Equity Method
Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Nassau. Premier Nassau is developing a cancer treatment center in Great Neck, New York, featuring a TomoTherapy® Hi-Art® system and equipment. During 2007, Premier Nassau raised $1,000,000 through the issuance of subordinated promissory notes to holders of 24.5% of its equity. We paid $132,000 of the financing costs related to Premier Nassau’s debt issuance of which $5,000 was credited as payment of our 24.5% ownership interest in Premier Nassau and $127,000 was a loan to Premier Nassau which was repaid in 2007, and our $50,000 deposit on the radiation therapy equipment was repaid to us in 2007 from the proceeds of the financing for such facility. For the nine months ended September 30, 2008, our share of Premier Nassau’s losses amounted to $30,000 and is included in other income and expense. On April 30, 2008, we sold our equity interest in Premier Nassau in consideration of the release of our guarantee on $4.5 million of indebtedness related to this radiation therapy venture and a cash payment of $2,500, which resulted in a gain of approximately $102,000.

Outlook
As of the date of the quarterly report, we have discontinued our PET imaging center operations and disposed of our radiation therapy assets.

We have terminated all but two staff members and have limited operations, all of which currently revolve around the winding down of our prior business operations and addressing claims from creditors.

We have little to no capital available to pay our current operating expenses and our past due obligations and we remain obligated to creditors on notes payable having aggregate principal balances of approximately $500,000, including $272,000 of secured notes, approximately $700,000 due to unsecured trade creditors and a default judgment of $1.6 million. We are unable to satisfy any of such debts or obligations. We are continuing to seek relief from our secured and unsecured creditors in an effort to avoid bankruptcy; however, there can be no assurance that we will be successful in avoiding such action.

If we are able to maintain the existence of the Company after we resolve our significant obligations to our creditors, we anticipate that we would seek a new business through a merger or similar transaction, although we have no funds to pursue any such potential business opportunities. Our plans could change significantly in the near term as new events transpire.

There can be no assurance that we will be able to accomplish any of our objectives or that we will be able to continue in existence and we may be required to seek protection under available bankruptcy laws.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: impairment of long-lived assets, accounting for expenses in connection with stock options and warrants, and accounting for income taxes. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making judgments and estimates. Actual results could differ materially from those estimates. In prior years our assumptions, estimates and judgments used in the preparation of these financial statements were based on the expectation that we would continue our PET imaging operations. Our decision to divest from our PET imaging business requires us to establish new methodologies and assumptions in the preparation of our financial statements for future periods.

Management’s Discussion And Analysis
Sagemark Companies Ltd. ∙ Form 10-Q

Long-Lived Assets
We record our furniture, fixtures, equipment and leasehold improvements at acquisition cost, and equipment held under capitalized lease obligations at net present value, and compute depreciation for book purposes by the straight-line method over the estimated useful lives of the assets. In accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective. For the nine months ended September 30, 2008 we have written down the fixed assets to their estimated fair values, resulting in impairment charges included in the loss from discontinued operations of $1.7 million.

Accounting for Expenses in Connection with Stock Option and Warrant Issuances
We recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $0 and $158,000, respectively, for the three and nine months ended September 30, 2008 and $104,000 and $254,000, respectively, for the three and nine months ended September 30, 2007. As of September 30, 2008, there is no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

On November 4, 2008, we reduced the exercise price of an aggregate of 217,500 outstanding options and warrants to purchase shares of common stock from prices ranging from $.76 to $1.60 per shares to $.02 per share, the fair value on the date of the modification. George W. Mahoney, our Chief Financial Officer holds such options to purchase 120,000 shares of common stock, Robert L. Blessey, our Corporate Secretary, holds a warrant to purchase 12,500 shares of common stock and one other employee hold such options to purchase 85,000 shares of common stock. The modification of these options and warrants to purchase common stock resulted in stock compensation expense of approximately $5,000 which will be expensed in the fourth quarter of 2008.

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

We currently have a net deferred tax asset of approximately $21.5 million with an offset of a 100% valuation allowance. Substantially our entire deferred tax asset is related to our net operating loss carryforward. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. Our net operating loss carryforward as of September 30, 2008 approximates $50 million. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in our ownership, which occurred in 2004 when we issued shares of our Common Stock for the acquisition of Premier and for private placements, which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Sagemark Companies Ltd. ∙ Form 10-Q

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the disclosure controls and procedures of our Company are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Sagemark Companies Ltd. ∙ Form 10-Q

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial recourses to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,471. These judgments accrue interest at 11% per annum, which approximates $15,000 per month. Moreover, notwithstanding the significant secured indebtedness of the Company with priority over such judgment creditors, if such judgment creditors pursue efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

An action was commenced against us in September 2008, by the landlord of our PET imaging center in Parsippany, New Jersey for an alleged breach by us of such premise lease. Thereafter, we concluded an agreement with the landlord on September 22, 2008 pursuant to which the parties agreed to mutually terminate such premise lease in consideration of the payment by us of $7,074.81, representing one month’s rent, together with the landlord’s retention of the security deposit previously paid by us under such lease. As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

On September 26, 2008, together with a co-plaintiff, we commenced an action against Azad K. Anand , MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. We are also seeking an inspection of books and records and an accounting in the Action. The Anand Defendants have not yet appeared by counsel in the Action or otherwise submitted any responsive documents in connection therewith. There can be no assurance as to the outcome of the Action.

Item 1A. Risk Factors.
Not applicable.

Sagemark Companies Ltd. ∙ Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our stockholders during the quarter ended September 30, 2008.

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

THE SAGEMARK COMPANIES LTD.

Date	Signature

November 13, 2008	By:	/S/ GEORGE W. MAHONEY
George W. Mahoney, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer) and Director