Form 10-K
period 2008-12-31
SAGEMARK COMPANIES LTD
filed 2009-04-15
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008

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

The issuer’s revenues for the fiscal year ended December 31, 2008 were $1,500,000.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 31, 2009 was approximately $49,000 computed on the basis of a closing price of $0.01 per share on said date of the issuer’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board. Shares of the issuer’s common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, there were 8,008,281 shares of the Company’s par value $0.01 common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

TABLE OF CONTENTS

The Sagemark Companies Ltd. ∙ Form 10K

PART I

Item 1.            Description of Business.

Description of the Company

As of December 31, 2008, the Sagemark Companies Ltd (the “Company”) currently does not have any business operations, other than administrative operations related to shareholder, creditor and tax matters.

Prior to the second quarter 2008, the Company owned, operated and/or managed out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”), a medical imaging procedure used by physicians in the diagnosis, staging and treatment of cancers and other illness and disease.

Additionally, for over a year, the Company had been involved in the development of a number of radiation therapy facilities, prior to discontinuing all of such efforts in 2008.

Overview

Since 2001 we focused our efforts on the development of out-patient medical diagnostic imaging centers that offered PET and PET/CT imaging services.  Although we had developed and were operating eight such facilities as of January 2008, we continued to incur significant operating losses from such operations.  With the adoption of the Deficit Reduction Act (DRA) that significantly reduced insurance reimbursement rates for medical imaging procedures performed at our PET imaging centers, related legislation against self-referral for stand alone imaging centers, the increased scrutiny of third party insurers in the preauthorization processes, loss of market share to competitors with more advanced equipment in a number of markets, among other issues, our ability to generate revenue from our PET imaging centers was not sufficient to support our debt obligations, on-going operations and corporate overhead.

Additionally, our significant debt obligations from the development of our PET imaging centers and continued operating losses from these facilities were an impediment to efforts to obtain the capital required to support our on-going PET imaging center operations and further our radiation therapy ventures that we had embarked upon in 2006.

In July 2007 we restructured our management in an attempt to revitalize the Company, and raise much needed capital to continue operations.  However by January 2008, after review of our deteriorating financial condition and meetings and discussions with senior management and independent counsel, our Board of Directors determined that it was in our best interest and that of our shareholders and creditors to seek a divestiture of our PET imaging centers and our radiation therapy ventures in an attempt to satisfy our significant debt obligations.  Such decision was ratified by our Board on February 6, 2008.   At such time, secured debt and guarantees were $17,400,000, $12,900,000 of which related to our PET imaging operations and $4,500,000 of which were guarantees of debt related to our radiation therapy ventures.

We immediately commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers.  On February 26, 2008 we sold our equity interests in our two PET imaging centers located in Rockville Centre and Forest Hills, New York to two entities owned or controlled by an individual who was a former employee and marketing consultant.

We were unable to find buyers for our remaining six PET imaging centers and, unable to continue to support on-going operations, in the first quarter 2008, we began the process of terminating the operations of all of our remaining facilities, five of which we closed on or before March 31, 2008 and the remaining one we closed on June 30, 2008.

Additionally, we discontinued our efforts to develop radiation therapy operations and disposed of our two radiation therapy ventures in April 2008.

In April 2008, our Board of Directors and our President and Chief Executive Officer that had been installed in July 2007, resigned.  At such time, our Chief Financial Officer agreed to also serve as the Chief Executive Officer and sole member of the Board of Directors.  Corporate support staff was reduced significantly to a core of a few individuals key to the settlement of the Company’s debts and termination of its obligations.

In addition to unwinding our PET imaging operations and our radiation therapy ventures, the Company aggressively negotiated and settled a significant portion of our  outstanding indebtedness and obligations during year 2008 and by mid-November had reduced the Company’s debt and obligation from $17,400,000 to approximately $2,100,000, which includes a promissory note of $272,000 on which we are in default, a default judgment of $1,616,000 that occurred in July 2008.

However, although the Company had significantly reduced debt and overhead, by mid-November 2008 the Company no longer had the financial resources to continue to operate its corporate headquarters in Boca Raton, Florida, or pay its limited staff.  Accordingly, management determined that it was in the best interest of its shareholders to close down its corporate operations, other than limited administrative activities.  Accordingly, the individual serving as the Company’s Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors resigned, the remaining staff was terminated and we closed our corporate offices in Boca Raton, Florida at the end of November 2008.  The majority of our books and records were placed in long term storage and a former consultant agreed to serve as our Chief Executive Officer and sole member of the Board of Directors to continue to address our various creditor issues and administer limited corporate and shareholder matters.

As of the date of this report, we have one member of the Board of Directors who also serves as the Company’s Chief Executive Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Divestiture from our Current Business
During 2008 we terminated all of our PET imaging center operations as detailed below.

Sale of Our Equity Interests in Two of Our PET Imaging Centers
On February 26, 2008 we sold 100% of our controlling equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to entities owned or controlled by an individual who was a former employee and marketing consultant. Pursuant to such transaction, we received cash proceeds of $325,000 and the purchasers assumed net liabilities resulting in a gain on disposal of $2.2 million for the year ended December 31, 2008. On July 16, 2008 we entered into a lease assignment agreement with the landlord of the premises where PET LI conducted its operations whereby our obligations under the lease were terminated, including our obligations for the payment of future rent of approximately $420,000. We remain liable under the premises lease for the Queens PET imaging center which we have sub-leased to the purchaser. As a condition of the transaction, the equipment lender required that we remain as a guarantor of a portion of the debt that was assumed by the purchasers, which guaranty is a maximum amount of $1 million reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months beginning February 11, 2008.

On April 1, 2009 the Company received a notice advising the Company that the purchaser of Queens Management had failed to make certain payments, when due, under the financing  documents related to the equipment and leasehold improvements at the PET imaging center managed by Queens Management, that the current amount past due thereunder is $122,454 and that unless such default is cured by April 15, 2009, the lender will exercise its rights to accelerate the balance due of approximately $1,600,000 and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty.  As of the date of this Report, such amount remains in default.   Such $1,000,000 is reflected on the Company’s consolidated balance sheet at December 31, 2008 as part of the Company’s liabilities.

Sale of Our Assets at Two of Our PET Imaging Centers
At the end of the first quarter 2008, we closed our PET imaging centers located in Jacksonville, Florida and Tamarac, Florida. In connection with a foreclosure action by the equipment lender, on April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of these two PET imaging centers to an entity in which our Chief Medical Officer has a financial interest, resulting in the relief of $4,900,000 of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000 for the year ended December 31, 2008. In connection with the asset sale, our long term premise lease for our Tamarac, Florida facility was terminated effective as of March 31, 2008. As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $ 507,000 in rent during the unexpired portion of the ten year term of such lease.  The premises lease of the PET imaging center located in Jacksonville, Florida was assigned to the purchaser, under which we remain liable as a guarantor. Concurrent with the transaction, our Chief Medical Officer resigned, and his employment and radiology services agreements with us were terminated without consideration.

Abandonment and Asset Repossession at Four of Our PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in the second quarter of 2008.   We agreed to the repossession, removal and private sale by our secured creditors of all of the medical imaging and related equipment and systems located in such facilities and the secured creditors repossessed the equipment and systems.  The imaging equipment and systems from these facilities were subsequently sold in private sales by the secured creditors resulting in their receipt of aggregate net proceeds of approximately $1,100,000, which was credited against our outstanding indebtedness to the creditors.  We settled the outstanding debt balance of $2,700,000 plus accrued interest and late fees, to the secured creditors for approximately $109,000. The Company recorded approximately $2.6 million gain from debt settlement for the year ended December 31, 2008.

Additionally, we terminated other obligations relating to each of these four facilities.

-	The premise lease for the PET imaging center in Wichita, Kansas expired in February 2008 and was not renewed.

-
The premise lease for the PET imaging center we managed in East Setauket, New York was terminated by the landlord in February 2008 for an alleged breach by us thereunder.  We commenced a legal action against the landlord, and related parties in September 2008.  See Item 3 - Legal Proceedings for further detail.

-
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

-
On September 22, 2008, we concluded an agreement with the landlord of the PET imaging center premises in Parsippany, New Jersey pursuant to which we agreed to mutually terminate such premise lease.  As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

Divestiture of Radiation Therapy Business
In late 2006 we had begun an effort to develop medical centers featuring advanced radiation therapy systems and equipment for the treatment of certain cancers and established Premier Oncology, Inc, a wholly-owned subsidiary (“Premier Oncology”) through which we planned to develop such initiative.

Through Premier Oncology we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (Premier Nassau).  In connection with Premier Nassau’s development of a cancer radiation treatment center in Great Neck, New York, in November 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, for $4,500,000.  On April 30, 2008, Premier Oncology sold its equity interest in Premier Nassau in consideration of the release of our guarantees of $4,500,000 and a cash payment of $2,500 which resulted in a gain of approximately $102,000 for the year ended December 31, 2008.

Premier Oncology formed Premier Oncology of New Jersey, Inc. (“Premier Oncology NJ”) as its wholly-owned subsidiary. Premier Oncology of NJ entered into a joint venture agreement with Saint Clare’s Hospital Inc. (“Saint Clare’s”) on October 22, 2007 to form Advanced Radiation Therapy, LLC (“Advanced Radiation”), a radiation therapy center to be located on the Saint Clare’s medical campus in Dover, New Jersey.  On April 17, 2008, we sold our 49% interest in Advanced Radiation to Saint Clare’s.  As full payment for such 49% interest, Saint Clare’s agreed to absorb all of its costs associated with the development of Advanced Radiation and to pay $50,000 to Premier Oncology NJ, or its designee, representing the amount we advanced in November 2006 as a deposit on radiation therapy equipment for such project.

Year End Results After Termination of Operations
As a result of all of the foregoing, in 2008 we incurred net losses of $83,000, of which $2,922,000 related to discontinued operations, as compared to 2007 when we incurred net losses of $10,942,000 of which $6,744,000 was from discontinued operations . The loss for 2007 included a goodwill impairment charge of $4,811,000 relating to our PET imaging operations, as well as a loss on the sale of an investment in an unconsolidated affiliate of $986,000.

As of December 31, 2008, we have approximately $3,200,000 of debt and obligations, which includes obligations from discontinued operations of $2,795,000 comprised of $179,000 accounts payable, a default judgment of $1,616,000 and $1,000,000 related to a Limited Guaranty that was in default as of April 1, 2009, and which remained unsettled and outstanding as of the date of this Report.

We do not have sufficient capital in 2009 to cure any of our remaining debt obligations.

Our Business During 2008 and 2007
As set forth above, year 2008 was devoted to the termination of our PET and PET/CT imaging operations, the divesture of our interest in radiation therapy initiatives, and the negotiation of the settlement of significant debt and obligations related thereto.

Since 2001, we owned, operated and managed outpatient medical diagnostic imaging centers utilizing PET, combination PET and CT and related equipment and technology.  PET is a non-invasive medical diagnostic imaging procedure that produces images of the body’s metabolic and biologic functions used by physicians for the diagnosis, staging and treatment of certain cancers, coronary disease and neurological disorders.  At December 31, 2007 we had eight such facilities in our portfolio.  By March 2008, all but one of such facilities were sold or closed and the one remaining closed in June 2008.

We managed our PET imaging centers either through direct ownership or through services agreements.   The schedule below details our PET imaging operations:

	Commenced	Ceased
Entity	Operations	Operations

Premier PET Imaging of Wichita, LLC	August 2001	March 2008 (a)
Premier PET of Long Island, LLC	October 2002	February 2008 (b)(h)
Morris County PET Management, LLC	February 2003	March 2008 (c)
Hialeah PET Management, LLC	February 2003	June 2008 (d)
PET Management of Queens, LLC	December 2004	February 2008 (e) (i)
Suffolk PET Management, LLC	February 2006	March 2008 (f)
Premier PET Imaging of Jacksonville, LLC	June 2006	March 2008 (g)
Premier PET Imaging of Tamarac, LLC	June 2007	March 2008 (g)

(a) PET Wichita is a PET imaging center located in Wichita, Kansas that we operated and which we owned 100%.
(b)
Pursuant to a Turnkey License and Services Agreement, PET LI (of which we owned 51% prior to the sale of such interest in February 2008) managed Rockville PET Imaging, P.C. (Rockville PET Imaging), a PET imaging center located in Rockville Centre, New York in which we do not own any interest.

(c)
Morris Management, which is owned 89% by us, managed the operations of Premier PET Imaging of New Jersey, Inc., (PET NJ), a PET imaging center located in Parsippany, New Jersey which we directly owned and operated.

(d)
Pursuant to an Administrative Services Agreement, Hialeah Management, which is owned 78% by us, managed the operations of Premier PET Imaging of Hialeah, Inc., a PET imaging center located in Hialeah, Florida owned by Eiber Radiology, Inc. (Eiber Radiology).

(e)
Pursuant to a Turnkey License and Services Agreement, Queens Management (of which we owned 80% prior to the sale of such interest in February 2008) managed Forest Hills PET Imaging, PC, (Forest Hills PET Imaging) a PET imaging center located in Forest Hills, New York which we do not own any interest.

(f)
Pursuant to a Turnkey License and Services Agreement, Suffolk Management, which is owned 51% by us, managed the operations of Advanced PET Imaging, a PET imaging center located in East Setauket, New York in which we do not own any interest.

(g)
PET Jacksonville and PET Tamarac, both of which are wholly owned by us, managed the operations of separate PET imaging centers in Jacksonville, Florida and Tamarac, Florida, respectively, pursuant to a letter agreement with Eiber Radiology.

(h)	In February 2008 we sold our 51% interest.
(i)	In February 2008 we sold our 80% interest.

The following table presents information regarding the revenues generated by our PET imaging operations, all of which operations have been discontinued.

For the Year ended December 31,	2008	2007

Revenue:
Management fees (related party)	$1,473,000	$5,894,000
Net patient service revenue	136,000	1,653,000
Lease revenue (Jacksonville only)	185,000	836,000
TOTAL revenues	$1,794,000	$8,383,000

Management fee revenues were derived from management and administrative services rendered pursuant to agreements with professional corporations which conducted their medical practices at our PET imaging centers. In some instances, the radiologists who own the professional corporations are also equity owners in our subsidiaries. The agreements typically had ten year terms with renewal options and provide for the payment of monthly management fees by the professional corporations. In addition to providing management services, we provided the facilities, medical and other equipment, and furniture and furnishings for each managed PET imaging center.

Net patient service revenue was derived from the imaging procedures performed at the PET imaging centers where we directly owned the PET imaging center. Lease revenue was derived from leasing blocks of time for the use of our PET imaging center located in Jacksonville, Florida.

About the PET Imaging Industry
The market for PET and PET/CT medical diagnostic imaging services is highly fragmented and shared by a growing number of medical diagnostic clinics, imaging companies and hospitals. PET imaging services are performed in both fixed sites and mobile units.

The capabilities of PET as a diagnostic and treatment tool have gained greater recognition in the clinical community.  It is most widely used in three specializations: oncology, cardiology and neurology. Medicare coverage for PET now includes coverage for many medical indications including breast cancer, cervical cancer, colorectal cancer, esophageal cancer, head and neck cancers, lung cancer (non-small cell), lymphoma, melanoma, solitary pulmonary nodule, thyroid cancer and Alzheimer’s disease as well as myocardial viability, myocardial perfusion and refractory seizures.

PET imaging provides a direct measure of alterations in the body’s biochemistry and metabolic activities that other diagnostic imaging modalities do not. Prior to the introduction of PET technology, only anatomical imagery was available. In most cases, the precursors to all disease are biochemical in nature and initially affect function, as opposed to structure. PET imaging, which has the ability to create a diagnostic image of early metabolic changes, can significantly reduce the time required for diagnosis, reduce costs and improve patient outcomes for numerous indications for oncology, cardiology and neurology.

Competition
The number of PET scans performed in 2008 in the United States of America increased just 4 percent over the previous year, according to a new report from IMV Medical, which attributes the slowdown, in part, to the Deficit Reduction Act of 2005 (“DRA”).  With the adoption of the DRA, related legislation against self-referral for stand alone imaging center, the increased scrutiny of third-party insurers in the preauthorization processes, a reduction in the availability of capital, the market has not grown as was originally expected, and experts predict that it will continue to slow over the next few years.

The market for diagnostic imaging services is highly competitive. Our competitors included companies that deployed mobile PET imaging systems, other fixed site out-patient medical diagnostic imaging centers, and hospitals that have their own in-house PET imaging systems.

We lost market share to competitors due to non-competitive PET systems (as compared to the now standard PET/CT systems) at three of our imaging centers that were established from 2001 to 2003.  This loss in market share, combined with the decrease in reimbursement rates caused by the DRA, had a significant and material adverse affect on our ability to generate a level of revenues sufficient to support our business operations.

Government Regulation
Our PET imaging operations were subject to extensive regulation by both the federal government and the states in which we conducted our business. There are numerous healthcare and other laws and regulations were required to comply. Among the statutes that we are required to comply with are the federal physician self-referral law, commonly referred to as “Stark II,” which prohibits physicians from referring patients covered under federal healthcare programs to an entity for certain “designated health services” if the physician or a family member has a financial interest in the entity.  Effective January 1, 2007, PET imaging, as a nuclear medicine service, was designated a health service under Stark II. In order to comply with the Stark II provisions, we acquired the equity ownerships of physicians who referred to our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida.

Additionally, our PET imaging operations were subject to the federal anti-kickback law which prohibits any person from offering or receiving any remuneration for the referral of patients, or the inducement of the purchase of a service, covered by federal healthcare programs, including the referral of patients to imaging centers. Several of the states in which we operate also have anti-kickback and anti-referral laws that may apply to us.  Some of the states in which we operate prohibit the practice of medicine by non-physicians (including entities such as ours), prohibit the employment of physicians by non-professional entities, and prohibit the rebate or division of fees between physicians and non-physicians.

Our PET imaging operations were also subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Federal False Claims Act which proscribes actions designed to defraud federal healthcare programs.

Any violation of any of the laws, rules or regulations to which our business is subject could have a material adverse effect upon us.

Employees
As of December 31, 2008 we have no employees.

Additional Information
Reports Filed with the Securities and Exchange Commission
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”).

All reports filed by us with the SEC are available free of charge via EDGAR through the SEC web site at www.sec.gov.  In addition, the public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at its public reference room located at 100 F Street, N.E. Washington, D.C. 20549.   We will also provide copies of such material to investors upon written request.

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

Transfer Agent and Registrar
The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Risk Factors
You should carefully review and consider the following risks, as well as all other information contained in this Annual Report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Annual Report constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, “Statement Regarding Forward-Looking Statements” in Item 7.

Risks Related to Our Current Financial Condition
We have discontinued substantially all of our operating activities

During 2008 we sold or closed all our PET imaging centers and sold or terminated our radiation therapy projects.  We do not currently have a plan for any future operations.  Until such time as we develop a new business, if ever, our revenues, if any, will not be significant. The capital requirements associated with developing a new business will be substantial and will require additional outside financing. There can be no assurance that we will be able to continue as an active corporation.

We have a history of losses, do not have sufficient working capital, are in default on all of our debt obligations, and may seek protection under available bankruptcy laws

Debt and guarantees at December 31, 2008 approximated $3,200,000, which included a Limited Guaranty default of $1,000,000 as of April 1, 2009 which is included on the Company’s consolidated balance sheet under liabilities of discontinued operations, as compared to 2007 when we had debt of approximately $17,400,000 of which $12,900,000 related to our PET imaging operations and $4,500,000 were guarantees relating to our radiation therapy ventures.  We do not have sufficient capital to satisfy any such debt.

These factors raise substantial doubt about our ability to continue our operations and efforts to restructure our business and, if we are unable to resolve outstanding creditor claims, may require us to seek protection under available bankruptcy laws.

The loss of our executive officers or key personnel would adversely affect our business

We have sold or closed all of our operations. Our ability to restructure the business will be dependent on the services of our current executive officers. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business.

A successful liability claim against us would harm our business

Prior to March 31, 2008, we maintained commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate.  At an annual cost of approximately $473,000, we were unable to maintain such coverage, and we cancelled all coverage when we terminated our PET imaging operations.

While we have not been subjected to any claims to date, we do not know if any claims may be asserted against us in the future arising from the use of the PET imaging systems at our PET imaging centers.  We will be unable to defend any such claim and a successful claim against could materially harm us.

Risks Related to our Securities and Capital Structure
We are not in compliance with rules requiring the adoption of certain corporate governance measures. This may result in shareholders having limited protections against interested director transactions, conflicts of interest and similar matters

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and the NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements some of which we have not yet adopted due to limited personnel and funds. We are in compliance with the requirement relating to the adoption of a corporate Code of Ethics.  However, as we only have one member of our Board of Directors, we are not in compliance with the requirement relating to maintain an audit committee consisting of all independent Board members and the requirement to have independent members on the Board of Directors.  We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Beginning with calendar year 2008 we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We do not intend to pay any dividends on our common stock in the foreseeable future

We currently intend to retain all future earnings, if any, to finance our business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although there are only a small number of shares of our preferred stock outstanding, the holders of our preferred stock have rights senior to the holders of our common stock with respect to any dividends.

The liability of our officers and directors is limited

The applicable provisions of the New York Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to the Company and our shareholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the New York Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. In addition, we entered into an indemnification agreement with our Chief Executive Officer which provides for expanded indemnification rights for her. As a result of the foregoing, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders. Notwithstanding the foregoing, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the SEC, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

The limited public trading market may cause volatility in the price of our common stock

Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol SKCO.  The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.  Approximately 99% of our outstanding shares of common stock are freely tradable securities and trading volumes for our shares of common stock is limited.

During 2008, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.01 per share to a high of $0.24 per share and during 2007 at prices ranging from a low of $.17 per share to a high of $1.06 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, changes in the medical diagnostic imaging industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, general conditions in the industry in which we operate, our distressed financial condition, and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Trading in our common stock over the last 12 months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices

Shares of our common stock are traded on the OTCBB.  Approximately 91,000 shares were traded on an average monthly basis in 2008 and 180,000 shares were traded on an average monthly basis for 2007. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;
•	Market visibility for our common stock may be limited; and
•	Lack of visibility for our common stock may have a depressive effect on its market price.

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

Additional authorized shares of our common stock available for issuance may adversely affect the market

We are authorized to issue 25,000,000 shares of common stock. There are 8,008,261 shares issued and outstanding (including 346,758 shares of common stock held in the Company’s treasury). The total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company’s 1999 Long-Term Incentive Stock Option Plan (the “Stock Option Plan”) or shares reserved for issuance pursuant to certain anti-dilution provisions in the warrants issued to investors and the placement agent in the private placement of our securities which was completed in January 2005.

As of December 31, 2008, the Company had outstanding stock options and warrants to purchase an aggregate of 1,315,000 shares of our common stock. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants.  To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without obtaining shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 8,008,261 shares of our common stock outstanding none have been issued for less than one year.

In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.            Description of Property.

Our executive offices are located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019 and are leased on a month to month basis from New York Executive Suites, an unaffiliated landlord, at an annual all-inclusive rental of approximately $8,500.

Item 3.            Legal Proceedings.

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance.

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393, which is included in our consolidated balance sheet under liabilities. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,471. Both judgments accrue interest at 11% per annum, which approximates $15,000 per month. We do not have the resources to satisfy these judgments.  Moreover, notwithstanding secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

In June 2008, an action was commenced by us together with Premier P.E.T. of Long Island, LLC and PET Management of Queens, LLC (two entities that we disposed of in February 2008) against Arch Insurance Group, Inc. in connection with an attempt to recover approximately $337,800 of insurance premiums. In March 2009, the Court granted Arch’s motion to dismiss the claim.  The Company does not have any plans to pursue this matter.

An action was commenced against us in September 2008, by the landlord of our former PET imaging center in Parsippany, New Jersey for an alleged breach by us of such premise lease.  Thereafter, we concluded an agreement with the landlord on September 22, 2008 pursuant to which the parties agreed to mutually terminate such premise lease in consideration of the payment by us of $7,074.81, representing one month’s rent, together with the landlord’s retention of the security deposit previously paid by us under such lease.  As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. We are also seeking an inspection of books and records and an accounting in the Action. In March 2009 we filed a Request for Judicial Intervention due to various delays caused by Dr. Anand.  The Court ordered certain deadlines related to the Action and we are currently in the document discovery phase of the Action. There can be no assurance as to the outcome of the Action.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies, or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol SKCO. The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2008	$0.24	$0.02
June 30, 2008	$0.05	$0.01
September 30, 2008	$0.03	$0.01
December 31, 2008	$0.02	$0.01

March 31, 2007	$0.80	$0.55
June 30, 2007	$1.06	$0.70
September 30 2007	$0.81	$0.51
December 31, 2007	$0.54	$0.17

On March 31, 2009, there were approximately 2,236 holders of record of our common stock.

Description of Capital Stock
The following summary is qualified in its entirety by reference to our Restated Articles of Incorporation (“Articles”) and its By-Laws. Our authorized capital stock consists of 25,000,000 shares of common stock, $.01 par value per share and 2,000,000 shares of preferred stock, $1.00 par value per share.

Common Stock
As of December 31, 2008, 8,008,261 shares of our common stock were issued and outstanding, of which 346,758 shares are held in the Company’s treasury. Each share of common stock entitles the holder of record thereof to cast one vote on all matters acted upon at our stockholder meetings. Directors are elected by a plurality vote. Because holders of common stock do not have cumulative voting rights, holders or a single holder of more than 50% of the outstanding shares of common stock present and voting at an annual stockholders meeting at which a quorum is present can elect all of our directors. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities. All of the outstanding shares of our common stock are fully paid and non-assessable, and the shares of our common stock to be issued in connection with the exercise of options under the Stock Option Plan and outstanding common stock purchase warrants, will be fully paid and non-assessable when issued.

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

Preferred Stock
As of December 31, 2008, the authorized number of shares of preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares of several series of preferred stock are issued and outstanding as of December 31, 2008.

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

As of December 31, 2008, there are 2,962 shares of our preferred stock issued and outstanding, of which 170 shares are designated as Series B Preferred Stock, 92 shares are designated as Series E Preferred Stock, and 2,700 shares are designated as Series F Preferred Stock.

The holders of the Series B preferred shares are entitled to annual dividends of $3.50 per share, provided that we have attained annual after tax earnings of more than $200,000, and have a liquidation preference in connection with any involuntary liquidation of $87.50 per share. The shares of Series B preferred stock are redeemable by us at $87.50 per share.  In 2008 and 2007, no dividends were declared on the Series B preferred stock. The holders of the Series E preferred shares are entitled to annual dividends of $.10 per share, provided that we have attained after tax earnings of more than $200,000.  In 2008 and 2007, no dividends were declared on the Series E preferred stock. The holders of the Series F preferred shares are entitled to annual dividends of $8 per share in any year in which our net after tax income exceeds $500,000. The shares of Series F preferred stock are redeemable by us at $1 per share.  In 2008 and 2007, no dividends were declared on the series F preferred stock.

Dividends
We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

During year 2008 we disposed of all of our PET imaging operations and our radiation therapy ventures.

Revenue in year 2008 was $1,501,000, significantly reduced over our revenue in year 2007 of $8,383,000 as 2008 was spent terminating all operations that had previously generated revenue, in an attempt to reduce the Company’s significant debt and obligations.

The Company aggressively negotiated and settled a significant portion of its outstanding indebtedness and obligations during year 2008 and reduced the Company’s debt and obligations from $17,400,000 at January 1, 2008 to approximately $3,200,000 at December 31, 2008, which includes a $1,000,000 Limited Guaranty related to a previously disposed of asset that became in default as of April 1, 2009, and which is included in our consolidated financial statements as of December 31, 2008 within the liabilities of discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently does not have any operations, other than administrative operations related o shareholder, creditor and tax matters.

Prior to the discontinuation of such operations by the second quarter 2008, the Company owned, operated and/or managed out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”).  PET is a medical imaging procedure used by physicians in the diagnosis, staging and treatment of cancers and other illness and disease.

Additionally for over a year, the Company had been involved in the development of a number of radiation therapy facilities, prior to discontinuing such efforts in 2008.

Special Note Regarding Forward Looking Statements
Certain matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report, contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Financial Condition – Liquidity and Capital Resources

During 2008 we terminated all of our PET imaging operations as well as the development of our radiation therapy initiatives.  As detailed elsewhere in this Report, all of our medical imaging equipment was either sold or repossessed by the equipment lenders.  In November 2008, unable to pay our continuing operating expenses, we closed our corporate office in Boca Raton, Florida and terminated all of our employees.

At December 31, 2008, we have approximately $3,200,000 of current liabilities as compared to approximately $15,000,000 at December 31, 2007.  Year 2008 liabilities include a $1,000,000 Limited Guaranty, a notice of default on which was received by us on April 1, 2009, and which remains in default as of the date of this Report.

We do not have sufficient working capital to satisfy our obligations to any of our creditors.

These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

In April 2008 we terminated $4,500,000 in guarantees that we had we entered into with Manufacturers Traders and Trust Company and M&T Credit Services, LLC in November 2007 in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit, one for up to $1,170,000 for additional equipment and another for up to $500,000 for working capital for a radiation therapy cancer treatment facility under development in Great Neck, New York by Premier Nassau.

Results of Operations

The following discusses and compares the results of our PET imaging center operations for the years 2008 and 2007.

Revenues
Our revenue sources are net patient service revenue from the PET imaging centers which we owned, management fees from the PET imaging centers which we managed pursuant to services agreements, and lease revenue from PET imaging centers where we leased time on the PET/CT equipment to physician groups.  Total revenue in 2008, including that of discontinued operations, was $1,501,000 as compared to $8,382,000 in year 2007.  The significant difference of which was the result of the sale or termination of all of our PET imaging centers operations in 2008, all but one of which had been sold or closed as of March 31, 2008.

Management fee revenue was generated by PET imaging centers which we managed.  Management fee revenue in year 2008 from discontinued operations was $1,475,000 compared to $5,893,000 in 2007, the significant difference of which resulted from the sale or termination of all but one of such imaging centers in the first quarter 2008.

Lease revenues were all generated by our PET imaging center located in Jacksonville, Florida.  Our lease revenue in 2008 was $198,000 compared to $836,000 in year 2007.  All lease revenue terminated as of March 31, 2008 when we closed the Jacksonville PET imaging center.

Operating Expenses
Consolidated operating expenses in year 2008 were $1,616,000 related to ongoing operations and $7,078,000 related to discontinued operations, as compared to $12,896,000 in 2007, of which $3,220,000 were related to ongoing operations and $9,676,000 were from discontinued operations  in 2007.  Expenses decreased significantly throughout year 2008 as we terminated our PET imaging operations during the first half of 2008 and eventually terminated all support and corporate staff, closing our corporate office in Boca Raton, Florida in November 2008.

Interest Expense
Interest expense in 2008 was $641,000 as compared to the interest expense of 2007 of $1,210,000, all of which related to discontinued operations. The lower interest costs were principally due to the termination and settlement of all of the Company’s capitalized leases for its PET and PET/CT imaging equipment, and the termination of other various debt instruments that were related to its PET imaging operations, all of which previously accrued interest.

Investments Accounted for Under the Equity Method
Through Premier Oncology, in 2007 we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC (Premier Nassau) that was developing a cancer treatment center in Great Neck, New York.  We disposed of such interest in April 2008.   For 2008, our share of Premier Nassau’s losses amounted to $16,000 and in 2007, was $75,000.

Minority Interests
During 2008 and 2007, minority interests owned 11% of Morris Management, 49% of PET LI, 22% of Hialeah Management, 10% of Queens Management (through February 12, 2008) and 49% of Suffolk Management. The minority share of losses of our subsidiaries was $42,000 in 2008 as compared to a loss of $126,000 in 2007.

Our two radiation therapy ventures, both of which were disposed of in 2008, had not become operational at the time of our disposal and had not generated any revenue.

Outlook

As of December 31, 2008 we do not have any operations other than basic administrative, shareholder and creditor related activities.

Until such time, if ever, that we resolve our remaining obligations to our secured and unsecured creditors, substantially all of our efforts will be spent addressing such matters. If we are able to continue as an active company after we resolve our obligations with our creditors we anticipate that we would seek a new business venture. Our plans could change significantly in the near term as new events transpire. There can be no assurances that we will be able to accomplish any of our objectives or that we will be able to continue in existence as an active corporation and we may be required to seek protection under available bankruptcy laws.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding our evaluating our reported financial results include the following:

Revenue Recognition
Our contractual adjustments are based on differences between our standard billing rates and the fees allowed by a patient’s insurance coverage. In addition, a portion of the contractual allowances are based on estimates that are made using our historical experience rate by payor class. When applicable, we collect co-payments from patients at the time that services are provided.  As we terminated the majority of revenue generating operations in the first quarter 2008, we had no patient account receivables at December 31, 2008.  Contractual adjustments are recorded based on actual experience.

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

As of December 31, 2008, we no longer have any furniture, fixtures or equipment, all of which has been either sold, assigned, seized by creditors or abandoned during 2008, resulting in impairment charges in the period disposed of, with the exception of those fixed assets which are the subject of our legal action against Azad K. Anand and related parties, which action is more fully detailed in Item 3 - Legal Proceedings.

Goodwill and Intangible Asset Impairment
In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. We adopted SFAS No. 142, Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis. Under the requirements of FAS No. 142, the cost of goodwill and certain intangible assets with indefinite lives acquired in a business combination are no longer amortized, but instead are reviewed annually (or more frequently if impairment indicators are present) for impairment. As of December 31, 2007, we evaluated our goodwill for impairment based on the estimated fair value of our existing PET operations, as determined using the quoted price of our common stock and the shares of common stock issued and outstanding. As a result of our evaluation of the goodwill, we recorded an impairment charge of $4,811,000, which was included as an expense in the statement of operations for 2007.  There were no impairment charges recorded in 2008.

Accounting for Expenses in Connection with Stock Option and Warrant Issuances
We recognize expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock compensation expense from the amortization of stock compensation related to employees of $162,000 and $339,000 respectively, for 2008 and 2007. As of December 31, 2008, there is no unrecognized compensation costs related to non-vested stock-based compensation arrangements granted to employees.

Accounting for Income Taxes
On January 1, 2007, we adopted the provisions of FASB Statement of Financial Accounting Standards Board Interpretation (FIN) 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our financial statements.

We currently have a net deferred tax asset of approximately $21,500,000 with an offset of a 100% valuation allowance. Substantially our entire deferred tax asset is related to our net operating loss carrryforward. We have established the valuation allowance against the entire net deferred tax asset because we have had a history of tax losses. Our net operating loss carryforward as of December 31, 2008 approximates $50,000,000. We may never realize the full benefit for our net operating loss carryforwards due to the expirations (currently there is a 20 year life) and limitations (under Section 382 of the Internal Revenue Code). Section 382 limitations are based on significant changes in our ownership, which occurred in 2004 when we issued shares of our Common Stock for the acquisition of Premier and for private placements, which limited our utilization of net operating losses incurred prior to such transactions to approximately $418,000 per year. It is possible that future transactions will further limit the utilization of our net operating loss carryforwards.

Subsequent Events

As a result of the Company’s distressed financial condition and its inability to compensate its Chief Executive Officer with a salary commensurate to her services rendered to it, on January 15, 2009 the Company agreed to a mixed compensation package for its Chief Executive Officer that included cash compensation, when and if available, and stock and a warrant, which is more fully described in Part III Item 11 – Executive Compensation.

Additionally, on January 15, 2009, in consideration of Mr. Blessey’s agreement to extend the maturity date of a promissory note issued to him in the amount of $272,000 on July 2, 2007 for prior legal services rendered by him to the Company on which the Company has defaulted, or forbear from enforcing his rights under such note, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009 and, to the extent that funds are available, pay such interest as incurred.  Additionally, in consideration of such agreement, as well as Mr. Blessey’s agreement to defer payment by the Company for legal services rendered by him from time to time on behalf of the Company, the Company issued a warrant to Mr. Blessey to purchase up to 1,000,000 shares of the Company’s common stock with a term of five years at an exercise price of $0.01 per share, such price representing the price per share on the date the warrant was issued.  Such warrant contains certain anti-dilution and piggy-back registration rights.

On April 1, 2009 the Company received a notice advising the Company that the entity that purchased  Queens Management from us in February 2008, that is owned or controlled by a former employee and marketing consultant, had failed to make certain payments, when due, under the financing  documents related to the equipment and leasehold improvements at the PET imaging center managed by Queens Management, that the current amount past due thereunder is $122,454 and that unless such default is cured by April 15, 2009, the lender will exercise its rights to accelerate the balance due of approximately $1,6000,000 million and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty, that was required by the equipment lender as a condition of the transaction.  As of the date of this Report, such amount remains in default.  Such $1,000,000 is reflected on the Company’s consolidated balance sheet and included within liabilities of discontinued operations.

Item 8. Financial Information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Sagemark Companies Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of The Sagemark Companies Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sagemark Companies Ltd. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Sagemark Companies Ltd. and subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has ceased all operations and has a significant working capital deficiency at December 31, 2008. In addition, the Company is in default on substantially all of its outstanding debt and without sufficient capital at December 31, 2008 to satisfy any of the remaining debts or obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSPC

MSPC Certified Public Accountants and Advisors
A Professional Corporation

Cranford, New Jersey
April 13, 2009

CONSOLIDATED BALANCE SHEETS
Sagemark Companies Ltd - Form 10-K

December 31	2008	2007

ASSETS

Current Assets:
Cash	$45,000	$202,000
Other current assets (includes marketable securities with a cost of $3,000 which are reported at fair value of $3,000 and $1,000 at December 2008 and 2007, respectively)	3,000	32,000
Assets of discontinued operations	92,000	13,653,000
Total Current Assets	140,000	13,887,000

Fixed Assets, net	-	46,000
Other assets	-	52,000

TOTAL ASSETS	$140,000	$13,985,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$126,000	$151,000
Accrued expenses	-	68,000
Note payable – related party	272,000	272,000
Liabilities of discontinued operations	2,795,000	15,128,000
Total Current Liabilities	3,193,000	15,619,000

Minority Interest	142,000	1,603,000
Commitments and Contingencies
Shareholders’ Deficiency
Preferred stock, par value $1.00 per share; authorized and outstanding 2,962 in 2008 and 2007 (see Note 11)	3,000	3,000
Common stock, par value $0.01 per share; 25,000,000 authorized; 8,008,261 shares issued and 7,661,503 shares outstanding in 2008 and 2007.	80,000	80,000
Additional paid in capital	73,006,000	72,844,000
Accumulated other comprehensive income (loss)	-	(2,000)
Accumulated deficit	(74,598,000)	(74,476,000)
Less common stock in Treasury (346,758 shares) at cost	(1,686,000)	(1,686,000)
Total Shareholders’ Deficiency	(3,195,000)	(3,237,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$140,000	$13,985,000

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd - Form 10-K

Year Ended December 31	2008	2007

REVENUES
Sublease income	$116,000	$-

OPERATING EXPENSES
Salaries, payroll taxes and fringe benefits	693,000	1,588,000
General and administrative expenses	759,000	1,339,000
Legal fees – related party	164,000	293,000
Total Operating Expenses	1,616,000	3,220,000

Loss from Operations	(1,500,000)	(3,220,000)

Gain (loss) on sale of unconsolidated affiliate	102,000	(986,000)
Other (expense) income, net	(37,000)	38,000

Loss from continuing operations	(1,435,000)	(4,168,000)
Loss from discontinued operations	(2,922,000)	(6,744,000)
Gain on disposal of discontinued operations (including gain on
Settlement of liabilities of $717,000 and $0 respectively for the years ended December 31, 2008 and 2007)	4,274,000	-

Net Loss	$(83,000)	$(10,942,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.19)	$(0.54)
Loss from discontinued operations	(0.38)	(0.88)
Gain on disposal of discontinued operations	0.56	-

Net Loss	$(0.01)	$(1.43)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIENCY)
Sagemark Companies Ltd - Form 10-K

	Preferred Stock Outstanding	Common Stock Outstanding	Preferred Stock Par Value	Common Shares Par Value	Additional Paid-In Capital Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Deferred Compensation	Less Common Stock in Treasury	Total Shareholder’s Equity (Deficiency)
BALANCE DECEMBER 31, 2006	2,962	8,008,261	$3,000	$80,000	$72,167,000	$(49,000)	$(63,774,000)	$(62,000)	$(1,689,000)	$6,679,000
Components of other comprehensive (loss):
Net (loss)							(10,942,000)			(10,942,000)
Unrealized investment holding gains (losses)						(1,000)				(1,000)
Total comprehensive loss										(10,943,000)

Recognized loss on impaired investment holdings						48,000				48,000
Stock compensation expense					339,000					339,000
Forgiveness of executive salaries					338,000					338,000
Deferred compensation								62,000		62,000
Distributions to minority investors (related parties)							(261,000)			(261,000)
Minority interest acquired by PremIer							501,000			501,000

BALANCE DECEMBER 31, 2007	2,962	8,008,261	3,000	80,000	72,844,000	(2,000)	(74,476,000)	$-	(1,686,000)	(3,237,000)
Components of other comprehensive (loss):
Net (loss)							(83,000)			(83,000)
Unrealized investment holding gains (losses)						2,000				2,000
Total comprehensive loss										(81,000)
Stock Compensation expense					162,000					162,000
Distribution to minority interest investors (related parties)							(39,000)			(39,000)

BALANCE DECEMBER 31, 2008	2,962	8,008,261	$3,000	$80,000	$73,006,000	$-	$(74,598,000)	$-	$(1,686,000)	$(3,195,000)

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sagemark Companies Ltd - Form 10-K

December 31,	2008	2007

Cash Flow – Operating Activities
Loss from continuing operations	$(1,435,000)	$(4,168,000)
Adjustment to reconcile Net Loss to Net Cash – Operating Activities:
Depreciation and amortization	12,000	18,000
Share of loss of unconsolidated affiliates	29,000	75,000
Stock-based compensation, employees	162,000	339,000
Stock-based compensation, consultants	-	62,000
(Gain) loss on sale of unconsolidated affiliate	(102,000)	986,000
Loss on disposal of fixed assets	32,000	-
Unrealized (gain) loss on marketable securities	(2,000)	48,000
Change in assets and liabilities:
Accrued interest, note receivable	-	(64,000)
Other current assets	31,000	(3,000)
Accounts payable	(25,000)	51,000
Accrued expenses	(68,000)	(58,000)
Net Cash – Operating Activities	69,000	1,570,000

Cash Flows – Investing Activities

Cash Proceeds from sale of unconsolidated affiliate	-	(16,000)
Purchase of fixed assets	3,000	-

Loan to unconsolidated affiliate	-	(5,000)
Collections on notes receivable	-	1,075,000
Net proceeds from disposal of segments	1,445,000	-
Change in net assets of discontinued operations	(1,740,000)	(3,519,000)
Refund (payment) or equipment deposits	105,000	(14,000)
Net Cash – investing Activities	(187,000)	(2,479,000)

Cash Flows – Financing Activities
Distributions to minority interest investors	(39,000)	(261,000)

Net Change in Cash	(157,000)	(1,170,000)
Cash – Beginning of Year	202,000	1,372,000

Cash – End of Year	$45,000	$202,000

The accompanying notes are an integral part of the consolidated financial statements

Notes to the Consolidated Financial Statements
Sagemark Companies Ltd. ∙ Form 10K

1 Description of Business and Basis of Presentation

Organization and Nature of Operations
At December 31, 2008, the Sagemark Companies Ltd (the “Company” or “We”) currently does not have any operations, other than administrative operations related to shareholder, creditor and tax matters.

Prior to discontinuing all of such operations in the second quarter 2008, the Company owned, operated and/or managed out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”).  PET is a medical imaging procedure used by physicians in the diagnosis, staging and treatment of cancers and other illness and disease.

Additionally for over a year, the Company had been involved in the development of a number of radiation therapy facilities, prior to discontinuing the above business operations in 2008.

The PET imaging centers were operated either through direct ownership or through Administrative Services Agreements and we were responsible for obtaining premise leases, medical diagnostic imaging equipment, equipment maintenance agreements, supply agreements and personnel for all PET imaging centers that we operate.

The following table provides additional information regarding our PET imaging centers.

		Commenced	Ceased	Ownership
Center Location	Entity	Operations	Operations	at 12/31/08

Wichita, Kansas	Premier PET Imaging of Wichita, LLC	August 2001	March 2008	100	% (a)
Rockville Centre, New York	Premier PET of Long Island, LLC	October 2002	February 2008	0	% (b) (h)
Parsippany, New Jersey	Morris County PET Management, LLC	February 2003	March 2008	89	% (c)
Hialeah, Florida	Hialeah PET Management, LLC	February 2003	June 2008	78	% (d)
Forest Hills, New York	PET Management of Queens, LLC	December 2004	February 2008	0	% (e) (i)
East Setauket, New York	Suffolk PET Management, LLC	February 2006	March 2008	51	% (f)
Jacksonville, Florida	Premier PET Imaging of Jacksonville, LLC	June 2006	March 2008	100	% (g)
Tamarac, Florida	Premier PET Imaging of Tamarac, LLC	June 2007	March 2008	100	% (g)

(a)	PET Wichita is a PET imaging center which we directly owned and operated.
(b)	Pursuant to a Turnkey License and Services Agreement, PET LI managed Rockville PET Imaging, P.C. (Rockville PET Imaging), a PET imaging center in which we do not own any interest.
(c)	Morris Management managed the operations of Premier PET Imaging of New Jersey, Inc., (PET NJ), a PET imaging center which we directly own and operated.
(d)
Pursuant to an Administrative Services Agreement, Hialeah Management managed the operations of Premier PET Imaging of Hialeah, Inc., a PET imaging center owned by Eiber Radiology, Inc. (Eiber Radiology).

(e)	Pursuant to a Turnkey License and Services Agreement, Queens Management managed Forest Hills PET Imaging, PC, (Forest Hills PET Imaging) a PET imaging center in which we do not own any interest.
(f)	Pursuant to a Turnkey License and Services Agreement, Suffolk Management managed the operations of Advanced PET Imaging, a PET imaging center in which we do not own any interest.
(g)	PET Jacksonville and PET Tamarac managed the operations of separate PET imaging centers pursuant to a letter agreement with Eiber Radiology.
(h)	In February 2008 we sold our 51% interest (see Note 13).
(i)	In February 2008 we sold our 80% interest (see Note 13).

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. The Company incurred a net loss of $83,000 in the year ended December 31, 2008, of which $2,922,000 was from discontinued operations and for the year ended December 31, 2007 has a net loss of $10,942,000; $6,744,000 of which was from discontinued operations.

As of December 31, 2008, we had a working capital deficiency of $3,053,000 which included a $272,000 note payable and creditor claims from ongoing operations, and $1,616,000 of defaulted judgments, a $1,000,000 limited guaranty that is in default (as of April 1, 2009) and various creditors claims from discontinued operations.  As of December 31, 2007, we had a working capital deficiency of $1,732,000. As of December 31, 2008, the Company does not have sufficient funds to satisfy any of our remaining outstanding debts or obligations.

The Company intends to continue to conduct limited administrative activities in connection with its efforts in seeking to resolve outstanding creditor claims and default judgments and terminate its remaining premises lease and other contractual obligations as long as it is able to do so.  However, there can be no assurance that we will be successful and, if we are unable to resolve outstanding creditor claims, we may seek protection under available bankruptcy laws.

2 Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and accounts of our majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

For our subsidiaries that are not wholly-owned, we eliminate the minority interest portion of their profits and losses.

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

Cash
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2008, all of our cash represents bank deposits and we do not have any cash equivalents.

Accounts Receivables
All of our accounts receivables are reported at their estimated, net collectible amounts. Management routinely assesses the strength of each payor mix and components, and based upon overall collection trends, factors surrounding the credit risk of the payor and overall economic conditions establish an allowance for doubtful accounts. We believe that our credit risk exposure beyond the reserve is limited. Specific accounts for which no payments have been received for six consecutive months are considered delinquent and customary collection efforts are initiated. Specific accounts for which no payments have been received for twelve months are written-off.

Marketable Securities
All of our investments that we classify as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. We adopted the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 on January 1, 2008 as it relates to our available for sale marketable securities. As a result, we will report unrealized gains and losses on our available for sale marketable securities in earnings (loss) for each reporting date. Our adoption of the fair value option of SFAS No. 159 resulted in a cumulative-effect adjustment which increased our accumulated deficit by $2,000.  When management determines that a decline in the fair market value of a marketable security is other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is charged to earnings as a realized loss. Marketable securities, which were $3,000 as of December 31, 2008, are included in other current assets.

Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. The cost of equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease, less allowances for accumulated depreciation. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture, fixtures and equipment. Leasehold improvements are amortized over periods not in excess of applicable lease terms or useful lives. Amortization of capitalized leases and leasehold improvements is included with depreciation expense. All of our furniture, fixtures, equipment and leasehold improvements are pledged as collateral for borrowings, all of which were repossessed by creditors or abandoned as of December 31, 2008, with the exception of those fixed assets from our former operations in East Setauket, New York which are the subject of a legal action, as more detailed in Item 3 - Legal Proceedings.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates, jointly owned companies and other investments in which we own 20% to 50% interest or otherwise exercises significant influence are carried using the equity method of accounting, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

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

In the third quarter of 2007, we evaluated goodwill for impairment based on the estimated fair value of our PET imaging operations, as determined using the quoted price of our common stock and the shares of common stock issued and outstanding.  As a result of our evaluation of the goodwill, we recorded an impairment charge of $2,734,000. As of December 31, 2007 we wrote-off the remaining goodwill balance of $2,077,000 based on an update of our third quarter evaluation. For the year ended December 31, 2007, the total impairment charge related to goodwill was $4,811,000 which is included in the loss from discontinued operations.

Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

Substantially all of our long-term assets consist of the net book value of the medical equipment, office equipment and leasehold improvements related to our PET imaging operations.  Our divestiture of all of such operations during 2008 resulted in the liquidation, forfeiture or abandonment of all long-lived assets.

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

Management Fees
Management fee revenues are derived from agreements with contracted radiology practice group’s PET  imaging centers.  We record management fee revenues based upon the monthly net cash (the practice groups’ collections less amounts deducted for radiologists’ fees, technicians’ fees and salaries) we receive from the practice groups, plus the net realizable value of the practice groups’ outstanding patients accounts receivable, all subject to agreed upon management fee ceilings.

Lease Revenue
We leased time on our PET/CT equipment at PET Jacksonville to physician groups under lease agreements with terms ranging from 1 to 2 years, all of which were terminated as of March 31, 2008. We recognize lease revenue based on the terms of the lease agreements which generally provide for a flat rate for a specified block of time.

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

On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and accounts receivable. As of December 31, 2008, all of our cash is placed with high credit, quality financial institutions.  As of December 31, 2008 we had no cash balances in excess of federally insured limits.

Stock-based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment. We recognized aggregate stock-based compensation related to employees of $162,000 and $339,000, respectively, for the years ended December 31, 2008 and 2007. As of December 31, 2008, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

On April 5, 2007, we granted to each of George W. Mahoney, our Chief Financial Officer at that time, and Cathy Bergman, a consultant at that time, a fully vested, five year option to purchase 75,000 shares of our common stock at an exercise price of $0.76 per share (the market price on the date of grant) pursuant to the 1999 long-term incentive plan.  The fair value of the options on the date of grant were calculated pursuant to SFAS 123(R), approximated $86,000 and was expensed in full on the date of grant.  On November 4, 2008, we re-priced such options to $0.02 per share (the market price on the date of the re-pricing) and extended the term to November 2013.

On July 2, 2007, pursuant to the 1999 long-term incentive plan, we granted Ron Lipstein, our President and Chief Executive Officer at that time, a five year option to purchase 275,000 shares of our common stock for $.83 per share which would vest and becomes exercisable on the date we obtained additional equity financing of at least $2,500,000.  Additionally, on July 2, 2007, we granted Mr. Lipstein a five year warrant to purchase 225,000 shares of our common stock for $.83 per share which would vest and become exercisable on the date that we opened our tenth cancer care and radiation treatment center. The terms of the option and the warrant were not met prior to Mr. Lipstein’s resignation in April 2008 and both instruments were cancelled at such time.

On July 2, 2007, we granted Steven Katz, Ph.D., a member of our Board of Directors, a five year fully vested warrant to purchase 25,000 shares of our common stock for $.83 per share. The warrant was issued to Dr. Katz outside of our 1999 long-term incentive plan and its fair value was calculated pursuant to SFAS 123(R), approximated $17,000, and was expensed in full on the date of grant.

The following tables summarize our stock purchase options and warrants in the two years ended  December 31, 2008 and 2007.

	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	2008	2008	2007	2007

Outstanding at beginning of year	1,815,000	$1.36	1,165,000	$1.70
Granted	-		675,000	$0.81
Exercised	-	-	-	-
Forfeited / Expires	(500,000)	$0.83	(25,000)	$2.54
Outstanding at year of year	1,315,000	$1.39	1,815,000	$1.36

Exercisable at year end	1,315,000	$1.39	1,215,000	$1.56
Weighted average fair value per share of option granted during the year	-	-		$0.65

Shares subject to Long Term Term Incentive Plan	1,600,000		1,600,000
Shares issued pursuant to Long Term Incentive Plan	1,290,000		1,565,000
Shares available under Long Term Incentive Plan	310,000		35,000

	Outstanding	Weighted Avg.	Weighted Avg.	Total Intrinsic
	at 12/31/08	Exercise Price	Remaining Life	Value

Range of Exercise Prices
Under $1	175,000	$0.14	4.65 years	$111,000
Between $1 and $2	1,105,000	$1.51	1.99 years	$106,650
Over $3	35,000	$3.91	1.07 years	$0

	1,315,000	$1.38	2.25 years	$217,650

	Outstanding	Weighted Avg.	Weighted Avg.	Total Intrinsic
	at 12/31/07	Exercise Price	Remaining Life	Value

Range of Exercise Prices
Under $1	175,000	$0.77	4.30 years	$-
Between $1 and $2	1,005,000	$1.61	2.80 years	$-
Over $3	35,000	$3.91	2.07 years	$-

	1,215,000	$1.54	2.90 years	$-

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include contractual allowances, the estimated lives and recoverable value of property and equipment, income taxes, our test of impairment for tangible and intangible assets and assumptions used to calculate stock-based compensation. Actual results could differ from those estimates.

Reclassifications
As a result of the sale and abandonment of a significant portion of our business operations, the consolidated financial statements and other financial information as of December 31, 2007 has been reclassified to report our sold and abandoned businesses as discontinued operations.

New Authoritative Pronouncements
In the first quarter of 2008, we adopted the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 on January 1, 2008 as it relates to our available for sale marketable securities. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. The Company did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, effective date of FASB Statement No. 157, “Fair Value Measurements” for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.

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

3 Accounts Receivable

At December 31, 2008 we have $75,000 management fees receivable from discontinued operations at our former Florida PET imaging centers, all of which, is pledged as collateral for borrowings, notes and debt obligations.  Management fees due from our discontinued operations in East Setauket, New York are the subject of litigation and are unknown as of the date of this Annual Report (see Item 3 – Legal Proceedings).

4 Marketable Securities

At December 31, 2008 we have approximately $3,000 of available-for-sale marketable securities.

5 Fixed Assets

At December 31, 2008 we have no fixed assets, with the exception of those assets which are subject to a legal action as more detailed in Item 3 - Legal Proceedings.  However, as such items are subject to the uncertainties of a legal action they are no longer carried on our books.

6 Investments in Unconsolidated Affiliates

Investment in Premier Oncology Management of Nassau, LLC
Through Premier Oncology, we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC. (Premier Nassau) an entity that was developing a radiation therapy cancer treatment center in Great Neck, New York.

On November 5, 2007, we entered into certain guarantees with Manufacturers Traders and Trust Company and M&T Credit Services, LLC, (collectively M&T), aggregating $4,500,000, in connection with a $2,880,000 equipment lease for an advanced radiation therapy system and other ancillary medical equipment and two lines of credit which were terminated in April 2008 when we disposed of this asset.

7 Notes Payable and Capitalized Lease Obligations

At December 31, 2007 we had $5,091,000 notes payable and $5,924,000 capitalized lease obligations related to our PET imaging center operations.  As of December 31, 2008, all of such obligations had been extinguished through various, sales and settlements with equipment lenders and note holders.

We currently have a note payable of $272,000 due to Robert L. Blessey, for legal services provided to the Company in prior years.  Such note is currently in default.

Sale of Our Equity Interests in Two of Our PET Imaging Centers
On February 26, 2008 we sold 100% of our controlling equity interests in Premier PET of Long Island, LLC (“PET LI”) and PET Management of Queens, LLC (“Queens Management”) to two entities owned or controlled by an individual who was a former employee and marketing consultant. Pursuant to such transaction, we received cash proceeds of $325,000.  As a condition of the transition, certain equipment lenders required that we remain as a guarantor of a portion of the debt that was assumed by the purchasers, which guaranty is in the maximum amount of $1,000,000 to one lender, reducing in amount over a 24 month period, at which time the guaranty will expire, and approximately $458,000 to another lender, which guaranty will remain in effect for a period of 15 months beginning February 11, 2008.

On April 1, 2009 we received a notice advising the Company that the purchaser of Queens Management failed to make certain payments, when due, that the current amount past due thereunder is $122,454 and that unless such default is cured by April 15, 2009, the lender will exercise its rights to accelerate the balance due of approximately $1,600,000 million and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty.  Although the purchaser of Queens Management agreed to indemnify the Company for such amount as a condition of the transaction, as it remains in default as of the date of this Report, it has been included on the Company’s consolidated balance sheet under liabilities of discontinued operations.

Sale of Our Assets at Two of Our PET Imaging Centers
At the end of the first quarter 2008, we closed our PET imaging centers located in Jacksonville, Florida and Tamarac, Florida. In connection with a foreclosure action by an equipment lender, on April 24, 2008 we sold the PET/CT imaging systems and equipment, on-site fixed assets and leasehold improvements to the premises of these two PET imaging centers to an entity in which our former Chief Medical Officer has a financial interest, resulting in the relief of $4,900,000 of debt obligations and a payment to us of $10,500, resulting in a gain on disposal of approximately $975,000.

Abandonment and Asset Repossession at Four of Our PET Imaging Centers
At the end of the first quarter of 2008, we closed our PET imaging centers located in Wichita, Kansas, Parsippany, New Jersey and East Setauket, New York and closed our PET imaging center located in Hialeah, Florida in the second quarter of 2008.  We agreed to the repossession and removal by our secured creditors of all of the medical imaging and related equipment and systems located in such facilities.  The secured creditors repossessed the medical imaging equipment and systems from these facilities which was subsequently sold by them in private sales resulting in their receipt of aggregate net proceeds of approximately $1,100,000 million, which was credited against our outstanding indebtedness to the creditors.  We settled the balance of $2,700,000 million of indebtedness, plus accrued interest and late fees, to the secured creditors for approximately $109,000.

Physician Notes
In order to comply with the Federal physician self-referral law (see Note 8), in January 2007, we issued promissory notes to eleven referring physicians as part of acquiring their ownership interests in our subsidiaries that manage the operations our PET imaging centers located in Parsippany, New Jersey and Hialeah, Florida.  In 2008 we entered into a settlement arrangement with each of our former physician partners terminating such notes.

8 Subordinated Notes Payable and Minority Interests

At December 31, 2007 we had $186,000 of subordinated notes payable ($123,000 principal and $63,000 deferred interest).   As of December 31, 2008 all of such obligations had been extinguished.

9 Income Taxes

For the years ended December 31, 2008 and 2007, our income tax provision consists of current state income tax expense of $14,000 and $36,000, respectively. Deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards are summarized in the following table.

As of December 31, 2008, we have net operating loss carryforwards approximating $50,000,000.  The loss carryforwards will expire at various dates from 2009 through 2027. The issuance of shares of our Common Stock for the acquisition of Premier and for private placements has limited our utilization of our tax net operating loss carryover to approximately $418,000 per year for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

10 Commitments and Contingencies

Operating Lease Obligations
We previously leased real estate for our corporate offices and our PET imaging center operations and office equipment under operating lease agreements, some with related parties (see Note 12).  In concert with the termination of our PET imaging operations, we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned to the third parties that now operate at such facilities and who pay the landlord directly.  The premise lease for our corporate offices was terminated in December 2008.

Debt Guarantees
We have guaranteed certain debt obligations (see Note 7).

Long-term Employment Commitments and Severance Compensation
Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 with an annual salary of $1.00 and a $250 monthly office allowance for use of her office. In further compensation thereof, the Company agreed to the sale to Ms. Bergman of 346,758 shares of the Company’s common stock held by it in its treasury for a purchase price of $3,467 (the fair market value of such securities), and the issuance of a warrant to Ms. Bergman to purchase up to 600,000 shares of the Company’s common stock at $0.01 per share, with a term of five years, with anti-dilution and piggy back registration rights and certain incentive based vesting terms. Additionally, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), the Company agreed to pay Taggart therefore, a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director. The Company also agreed to pay Taggart a lump sum severance payment in an amount equal to $15,000 times the number of months of service by it, commencing in November 2008 (with a minimum of $90,000 and a maximum of $180,000) if there is a change in control of the Company or if Ms. Bergman is removed as the Chief Executive Officer or is no longer the sole Director of the Company. Further, Taggart will also be entitled to an annual bonus as determined by a compensation committee of the Board of Directors or, if none, by an independent outside qualified third party.

Mr. Mahoney was our Chief Financial Officer from 2001 through November 2008 and from April 2008 to November 2008 also served as the Chief Executive Officer and the sole member of the Company’s Board of Directors.  The terms of Mr. Mahoney’s employment, as amended from time to time, were approved by our Board of Directors. At the time of his resignation, Mr. Mahoney received an annual salary of $204,000 and an allowance for fringe benefits of $1,500 per month, and in July 2008 was paid a retention bonus of $25,000.

Mr. Lipstein served as our President and Chief Executive Officer and member of our Board of Directors from July 2007 to April 2008.  Mr. Lipstein received an annual salary of $114,000, and certain fringe benefits such as medical and dental insurance, and received a one time payment of $10,000 when he resigned in April 2008.

Mr. Shapiro resigned from his position as our Chief Executive Officer and Dr. Schulman resigned from his position as President of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, on July 2, 2007. Mr. Shapiro’s and Dr. Schulman’s employment agreements were amended on such date pursuant to which they waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to them through July 2, 2007 (except for any warrants previously issued to them). On such date, Mr. Shapiro’s accrued and unpaid salary of $250,000 and Dr. Schulman’s accrued and unpaid salary of $88,000 was recorded as a contribution to additional paid-in capital.  On December 30, 2008 both of such individuals resigned from their Vice President positions with Company and their employment agreements were terminated on such date by mutual consent.

Dr. Fagien served as our Chief Medical Officer from October 2005 to March 2008 pursuant to an employment agreement which was executed on October 25, 2005 and amended from time to time. Pursuant to one such amendment, in October 2007, Dr. Fagien’s annual salary was reduced from $250,000 to $150,000 during the term of his employment agreement, which was terminated by mutual consent effective as of March 1, 2008. Dr. Fagien also performed radiology services to our PET imaging centers located in Florida pursuant to a radiology services agreement which compensated him with a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him. Such agreement was terminated in March 2008.

Equipment Maintenance Costs
The PET/CT and PET imaging equipment installed at our PET imaging centers was delivered with a one year manufacturer’s warranty and after the first year we historically entered into maintenance agreements with the manufacturers to provide coverage for required maintenance and repairs to the PET/CT and PET imaging equipment. The cost of such maintenance agreements ranged from $10,000 to $17,000 per month for each imaging system. In 2007 we renegotiated the maintenance contracts for many of our PET imaging centers reducing our monthly costs in exchange for a lower level of coverage. In the first quarter of 2008 we defaulted on all of such agreements, and subsequently negotiated the termination of each agreement.

Legal Proceedings
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance.

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease of certain premises in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial resources to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,527,000, which is included in the liabilities of discontinued operations. On July 9, 2008, LaVilla filed a motion seeking an award of attorney’s fees and costs, a copy of which was served on the Company on July 14, 2008. On October 9, 2008, the Court awarded legal fees to LaVilla’s counsel in this matter in the amount of $4,000. Both judgments accrue interest at 11% per annum, which approximates $15,000 per month. We do not have the resources to satisfy these judgments.  Moreover, notwithstanding secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

In June 2008, an action was commenced by us together with Premier P.E.T. of Long Island, LLC and PET Management of Queens, LLC (two entities that we disposed of in February 2008) against Arch Insurance Group, Inc. in connection with an attempt to recover approximately $338,000 of insurance premiums. In March 2009, the Court granted Arch’s motion to dismiss the claim.  The Company does not have any plans to pursue this matter.

An action was commenced against us in September 2008, by the landlord of our former PET imaging center in Parsippany, New Jersey for an alleged breach by us of such premise lease.  Thereafter, we concluded an agreement with the landlord on September 22, 2008 pursuant to which the parties agreed to mutually terminate such premise lease in consideration of the payment by us of $7,000, representing one month’s rent, together with the landlord’s retention of the security deposit previously paid by us under such lease.  As a result of the mutual termination of such premises lease, we were relieved of our obligations to pay an aggregate of approximately $361,000 in rent during the unexpired portion of the ten year term of such lease.

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. We are also seeking an inspection of books and records and an accounting in the Action. In March 2009 we filed a Request for Judicial Intervention due to various delays caused by Dr. Anand.  The Court ordered certain deadlines related to the Action and we are currently in the document discovery phase of the Action. There can be no assurance as to the outcome of the Action.

11 Capital Stock

Common Stock
As of December 31, 2008 and 2007, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 shares are issued, 7,661,503 of such shares are outstanding and 346,758 of such shares are held in treasury.

Preferred Stock
As of December 31, 2008 and 2007, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares are issued and outstanding. The following provides information about each series of designated preferred stock.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at our option at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends.  No dividends were declared for the years ended December 31, 2008 and 2007.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000.  No dividends were declared for the years ended December 31, 2008 and 2007.

Series F (2,700 shares issued and outstanding) - In 1984, in consideration for certain creditors granting extensions on our former debts, we issued 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at our option after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for.  No dividends were declared for the years ended December 31, 2008 and 2007.

12 Transactions with Related Parties

The balance sheet effect of transactions with related parties is as follows.  With the exception of Legal Fees, all of such transactions relate to discontinued operations.

Management Fees

MANAGEMENT FEES RECEIVABLE
As of December 31, 2008
Rockville PET Imaging and Forest Hills PET Imaging (a)	$-
Eiber Radiology (b)	75,000
Advanced PET Imaging (c)	-
Total 2008	$75,000

As of December 31, 2007
Rockville PET Imaging and Forest Hills PET Imaging (a)	$1,076,000
Eiber Radiology (b)	857,000
Advanced PET Imaging (c)	200,000
Total 2007	$2,133,000

MANAGEMENT FEE REVENUES
As of December 31, 2008
Rockville PET Imaging and Forest Hills PET Imaging (a)	$551,000
Eiber Radiology (b)	689,000
Advanced PET Imaging (c)	165,000
Total 2008	$1,405,000

As of December 31, 2007
Rockville PET Imaging and Forest Hills PET Imaging (a)	$3,257,000
Eiber Radiology (b)	1,758,000
Advanced PET Imaging (c)	879,000
Total 2007	$5,894,000

(a)  Prior to our sale of such subsidiaries in February 2008, our subsidiary, PET LI earned fees from the management of Rockville PET Imaging. Our former subsidiary Queens Management earned fees from the management of Forest Hills PET Imaging. Rockville PET Imaging owns 49% of PET LI and in 2007 owned 10% of Queens Management.  Both Rockville PET Imaging and Forest Hills PET Imaging are owned by Lucille Taverna, M.D., a radiologist.

(b) Our subsidiary Hialeah Management earns fees from the management of Premier PET Imaging of Hialeah, LLC. Our subsidiaries, PET Jacksonville and PET Tamarac earned fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

(c) Our subsidiary Suffolk Management earned fees from the management of Advanced PET Imaging.  Anna Associates LLC owns 49% of Suffolk Management. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by by Azad K. Anand, M.D., a radiologist.  In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with management fees due to us, among other claims.  As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we have   not indicated a balance due as of December 31, 2008.

Legal Fees
We incur legal fees for services provided by Robert L. Blessey who serves as our Secretary and general counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.  We incurred legal fees due to Mr. Blessey of $164,000 in year 2008, and we accrued $46,000 due to him at December 31, 2008.  On July 2, 2007, Mr. Blessey was owed $272,000 for prior legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008, the entire amount of which we have defaulted on and which is currently due and payable.  In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred

Radiology Fees
Michael Fagien, MD served as our Chief Medical Officer from October 2008 through March 2008 pursuant to an employment agreement detailed in Note 10.  In 2008 we paid Dr. Fagien approximately $16,000 for radiology services provided to the Company and paid $107,000 to him for such services in 2007.

Northwest Radiology Associates is owned by NRB Associates, LLC, which owns an 11% interest in Morris PET Management, LLC, whose operations were discontinued as of March 31, 2008.  In 2008 we paid Northwest Radiology Associates $13,500 for radiology reading services and paid it $84,000 in 2007 for such services.

Marketing Fees
We paid fees to certain marketing entities and individuals that are related to us via employee or investor relationships, all of which were discontinued on or before March 31, 2008.  In year 2008 we paid $35,000 in related party marketing fees and in 2007 paid $239,000.

Equity Distribution
Two of our subsidiaries formerly earned fees from the management of Rockville PET Imaging and Forest Hills PET Imaging, both of which had an equity interest in such subsidiaries.  In 2008 such fees were $551,000 and in 2007 such fees were $3,257,000.

13 Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations and closed our corporate offices in Boca Raton, Florida, terminating all of our employees.  The following table provides information regarding the net liabilities of our discontinued operations as of December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
Assets:
Cash	$17,000	$203,000
Patient accounts receivable, net		243,000
Management fees receivable - related parties	75,000	2,232,000
Other current assets	-	229,000
Fixed assets	-	10,607,000
Other assets	-	139,000
Assets to be disposed	92,000	13,653,000

Liabilities:
Accounts payable	179,000	1,269,000
Judgments and liens	1,616,000	-
Limited Guaranty Default	1,000,000	-
Accrued expenses	-	127,000
Notes payable	-	6,468,000
Capitalized lease obligations	-	6,984,000
Subordinated notes payable and related deferred interest	-	280,000
Liabilities to be disposed	2,795,000	15,128,000

Net liabilities to be disposed	$(2,703,000)	$(1,475,000)

For the Twelve Months Ended December 31,	2008	2007
Revenues:
Management fee revenues - related parties	$1,045,000	$5,893,000
Net patient service revenue	142,000	1,653,000
Lease revenue	198,000	836,000
Total revenues	1,385,000	8,382,000

Operating expenses:
Patient service costs and expenses	342,000	2,000,000
Equipment maintenance	227,000	802,000
Salaries, payroll taxes and fringe benefits	298,000	1,516,000
Professional fees	217,000	201,000
General and administrative expenses	1,015,000	2,089,000
Liability for judgments and liens	1,616,000	-
Liability for limited guaranty default	1,000,000	-
Impairment of fixed assets	1,688,000	-
Goodwill impairment	-	4,811,000
Depreciation and amortization	675,000	2,450,000
Total operating expenses	7,078,000	13,869,000

Loss from operations	(5,693,000)	(5,487,000)
Interest expense	(641,000)	(1,210,000)
Other income (expense), net	3,454,000	(39,000)

Loss from operations before minority interest	(2,880,000)	(6,736,000)
Minority interest in income of subsidiaries	(42,000)	(126,000)

Loss before extraordinary gain	(2,922,000)	(6,862,000)
Extraordinary gain	-	88,000

Loss from discontinued operations	$(2,922,000)	$(6,774,000)

14 Subsequent Events

As a result of the Company’s distressed financial condition and its inability to compensate its Chief Executive Officer with a salary commensurate to her services rendered to it, on January 15, 2009 the Company agreed to a mixed compensation package for its Chief Executive Officer that included cash compensation, when and if available, and stock and a warrant, which is more fully described in Note 10.

Additionally, on January 15, 2009, in consideration of Mr. Blessey’s agreement to extend the maturity date of a promissory note issued to him in the amount of $272,000 on July 2, 2007 for prior legal services rendered by him to the Company on which the Company has defaulted, or forbear from enforcing his rights under such note, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009 and, to the extent that funds are available, pay such interest as incurred.  Additionally, in consideration of such agreement, as well as Mr. Blessey’s agreement to defer payment by the Company for legal services rendered by him from time to time on behalf of the Company, the Company issued a warrant to Mr. Blessey to purchase up to 1,000,000 shares of the Company’s common stock with a term of five years at an exercise price of $0.01 per share, such price representing the price per share on the date the warrant was issued.  Such warrant contains certain anti-dilution and piggy-back registration rights.

The Company, formerly owned an 80% equity interest in P.E.T. Management of Queens LLC (the “Queens LLC”), through its wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. (“Premier”).  The Queens LLC manages a PET Imaging center in Forest Hills, New York (the “Queens Center”).  In February 2008, Premier sold its equity interest in the Queens LLC to an entity owned by a former employee of the Company (the “Queens Purchaser”).  In connection with that sale, the Queens LLC assumed the Company’s obligations under the capital lease financing documents (the “Financing Documents”), between the Company and General Electric Capital Corp. (“GECC”) pursuant to which GECC financed the PET imaging equipment, ancillary medical equipment and leasehold improvements at the Queens Center.

As a condition of such sale, GECC required the Company to execute a limited guaranty to GECC (the “Limited Guaranty”) pursuant to which the Company guaranteed $1,000,000 of the then approximately $1,700,000 indebtedness under the Financing Documents for a period of 24 months, which period expires in February 2010.  In connection therewith and also as a condition of such sale, the Queens Purchaser agreed to indemnify the Company against any losses it incurred under the Limited Guaranty (the “Purchaser Indemnity”).

On April 1, 2009 the Company received a notice from counsel for GECC advising the Company that the Queens Purchaser failed to make certain payments, when due, under the Financing Documents, that the current amount past due thereunder is $122,454 and that unless such default is cured by April 15, 2009, GECC will exercise its rights to accelerate the balance due under the Financing Documents of approximately $1,600,000 and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty.

Notwithstanding that the Company has notified the Queens Purchaser that it will be liable to the Company for any losses the Company sustains pursuant to GECC’s enforcement of the Limited Guaranty, if the Queens Purchaser does not timely cure the aforementioned default, such default will have a material adverse effect on the Company.  There is no assurance that the Company will be successful in enforcing the Purchaser Indemnity.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures of our Company are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Directors and Executive Officers
The following table presents information regarding our directors, executive officers and other significant employees as of December 31, 2008

Name	Age	Position
Cathy Bergman	49	Director, Chief Executive Officer
Robert L. Blessey	63	Secretary

Cathy Bergman has been our Chief Executive Officer and sole member of our Board of Directors since November 25, 2008.  Prior to serving in such capacity, Ms. Bergman was an employee and/or consultant to the Company since 2001 and for the past two decades has served as a management consultant for a number of private and public companies.

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

Certain Corporate Governance Matters
The Board of Directors established an Audit Committee to assist in our governance. The Audit Committee was established to function under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditors, review financial statements and management’s discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. On July 2, 2007, Theodore B. Shapiro, who was at that time the sole member of the audit committee, resigned from the Board of Directors and with his resignation we were left with no audit committee. We have not reconstituted our audit committee.

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

Item 11. Executive Compensation.

We do not have a compensation committee. Our Board of Directors and/or our Chief Executive Officer approves and establishes the terms of employment for our executives whether written or unwritten.

Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 with an annual salary of $1.00 and a $250 monthly office allowance for use of her office.  In further compensation thereof, the Company agreed to the sale to Ms. Bergman of 346,758 shares of the Company’s common stock held by it in its treasury for a purchase price of $3,467 (the fair market value of such securities), and the issuance of a warrant to Ms. Bergman to purchase up 600,000 shares of the Company’s common stock at $0.01 per share, with a term of five years, with anti-dilution and piggy back registration rights and certain incentive based vesting terms.  Additionally, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), the Company agreed to pay Taggart therefore, a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director.  The Company also agreed to pay Taggart a lump sum severance payment in an amount equal to $15,000 times the number of months of service by it, commencing in November 2008 (with a minimum of $90,000 and a maximum of $180,000) if there is a change in control of the Company or if Ms. Bergman is removed as the Chief Executive Officer or is no longer the sole Director of the Company.  Further, Taggart will also be entitled to an annual bonus as determined by a compensation committee of the Board of Directors or, if none, by an independent outside qualified third party.

Mr. Mahoney was our Chief Financial Officer from 2001 through November 2008 and from April 2008 to November 2008 also served as the Chief Executive Officer and the sole member of the Company’s Board of Directors.  The terms of Mr. Mahoney’s employment, as amended from time to time, were approved by our Board of Directors. At the time of his resignation, Mr. Mahoney received an annual salary of $204,000 and an allowance for fringe benefits of $1,500 per month, and in July 2008 was paid a retention bonus of $25,000.

Mr. Lipstein served as our President and Chief Executive Officer and a member of our Board of Directors from July 2007 to April 2008.  Mr. Lipstein received an annual salary of $114,000, and certain fringe benefits such as medical and dental insurance, and received a one time payment of $10,000 when he resigned in April 2008.

Mr. Shapiro resigned from his position as our Chief Executive Officer and Dr. Schulman resigned from his position as President of Premier P.E.T. Imaging International, Inc., our wholly owned subsidiary, on July 2, 2007. Mr. Shapiro’s and Dr. Schulman’s employment agreements were amended on such date pursuant to which they waived all salary, bonuses, severance compensation and all incentive common stock purchase warrants due to them through July 2, 2007 (except for any warrants previously issued to them). On such date, Mr. Shapiro’s accrued and unpaid salary of $250,000 and Dr. Schulman’s accrued and unpaid salary of $88,000 was recorded as a contribution to additional paid-in capital.  On December 30, 2008 both of such individuals resigned from their positions with Company and their employment agreements were terminated on such date by mutual consent.

Dr. Fagien served as our Chief Medical Officer from October 2005 to March 2008 pursuant to an employment agreement which was executed on October 25, 2005 and amended from time to time. Pursuant to one such amendment, in October 2007, Dr. Fagien’s annual salary was reduced from $250,000 to $150,000 during the term of his employment agreement, which was terminated by mutual consent effective as of March 1, 2008. Dr. Fagien also performed radiology services to our PET imaging centers located in Florida pursuant to a radiology services agreement which compensated him with a per procedure reading fee of $120 for each PET imaging scan and $75 for each CT scan read and interpreted by him. Such agreement was terminated in March 2008 for no consideration.

The table below sets forth certain compensation for officers and directors serving as of December 31, 2008.  See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						AWARDS
Name & Principal Position	Year	Salary		Other Annual Compensation		Securities Underlying Options/ Warrants	All Other Compensation

Cathy Bergman	2008	$13,500	(a)	$97,000	(b)	-
Chief Executive Officer	2007	$6,000	(a)	$117,000	(b)	75,000
Director

Robert L. Blessey	2008	-		-		-	$164,000	(c)
Secretary	2007	-		-		-	$324,500	(c)

(a)	Represents salary paid to Ms. Bergman unrelated and prior to her service as the Company’s Chief Executive Officer.

(b)	Represents fees paid to Taggart Resource Group, Ltd., a consulting firm in which Ms. Bergman is a principal, in connection with consulting services rendered to the Company and its subsidiaries.

(c)
Mr. Blessey resigned from the Board of Directors on July 2, 2007 but continues to serve as our Secretary and also serves as our general counsel. Mr. Blessey does not receive compensation for service as the Company’s Secretary. Legal fees we paid to him are included as other compensation. As of December 31, 2008, Mr. Blessey has an outstanding an option to purchase up to 12,500 shares of our Common Stock which was repriced from $1.60 per share to $0.02 per share in November 2008 to reflect the current market value of the shares underlying the option. Mr. Blessey is owed $272,000 for prior legal services and in connection therewith in July 2007 we issued to him a non-interest bearing promissory note in the amount of $272,000, which has been in default since June 30, 2008. We also owe Mr. Blessey approximately $46,000 for current legal services which is included in accounts payable as of December 31, 2008.

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

DIRECTOR COMPENSATION FOR 2007
Steven Katz, Ph.D. was entitled to an annual fee of $10,000 for his service on our Board and was paid $3,333 in year 2008, prior to his resignation from the Board in April 2008.

Indemnification of Our Officers and Directors
Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, we entered into an indemnification agreement with our Chief Executive Officer pursuant to which we granted her certain additional indemnification rights. We maintained officer and director liability insurance coverage through December 31, 2008. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2009 by our officers and directors and all those known by us to be beneficial owners of more than five percent of our common stock.

Name of Beneficial Owner	Ownership		Percentage of Class (a)

Cathy Bergman	86,633	(b)	1.13
1285 Avenue of the Americas, 35th Floor
New York, NY 10019

Robert L. Blessey	321,811	(c)	4.20
1285 Avenue of the Americas, 35th Floor
New York, NY 10019

Tara Capital Inc.	650,977	(d)	8.51
3505 S. Ocean Blvd
Highland Beach, Florida 33487

Stephen A. Schulman	623,752	(e)	8.15
5301 N. Federal Highway, #345
Boca Raton, Florida 33487

Pamels Corp	402,892	(e)	5.26
5301 N. Federal Highway, #345
Boca Raton, Florida 33487

Marton Grossman	736,473		9.62
1461 53rd Street
Brooklyn, New York 11219

Edward Arnold	776,250	(f)	10.14
815 Tudor Lane
Lebanon, PA 17042

Knight Equity Markets, L.P.	453,289		5.92
545 Washington Blvd, 3rd Floor
Jersey City, NJ 07310

All Executive Officers and Directors as a group (2 persons)	408,444	(g)	5.34

(a)
Applicable percentages are based on 7,661,503 shares outstanding (exclusive of 346,758 shares of our common stock held in our treasury) on March 31, 2009. All shares of our common stock subject to options and/or warrants currently exercisable or exercisable within 60 days of March 31, 2009, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options and/or warrants.

(b)	Includes 85,000 shares underlying an option that is fully vested.

(c)	Includes 12,500 shares underlying a warrant that is fully vested and exercisable and 275,977 shares owned by Bocara Corp. in which Mr. Blessey owns a 25% interest and his spouse owns a 75% interest.

(d)	Includes 375,000 shares underlying a warrant that is fully vested and exercisable.

(e)
Includes 100,000 shares underlying a warrant that is fully vested and exercisable and 402,892 shares owned by Pamels Corp. in which Dr. Schulman owns a 90% interest and his daughter and son-in-law each own a 5% interest.

(f)
Includes 129,375 shares and warrants that are fully vested and exercisable and an additional 258,750 shares, owned by the four Arnold Venture Fund, L.P. and 129,375 shares and warrants vested and exercisable to purchase an additional 258,750 shares, owned by Arnold Holdings, LLC. Arnold Venture Fund, L.P. and Arnold Holdings, LLC are controlled by Edward Arnold.

(g)	Includes Ms. Bergman and Mr. Blessey

The forgoing table is based upon information supplied by the officers, directors and principal stockholders, our transfer agent, and Forms 5 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

We are not aware of any arrangement that might result in a change of control in the future.

Item 13. Certain Relationships and Related Transactions

The following table summarizes related party management fee transactions, all of which relate to discontinued operations, with the exception of Legal Fees.

MANAGEMENT FEES RECEIVABLE
As of December 31, 2008
Rockville PET Imaging and Forest Hills PET Imaging (a)	$-
Eiber Radiology (b)	75,000
Advanced PET Imaging (c)	-
Total 2008	$75,000

As of December 31, 2007
Rockville PET Imaging and Forest Hills PET Imaging (a)	$1,076,000
Eiber Radiology (b)	857,000
Advanced PET Imaging (c)	200,000
Total 2007	$2,133,000

MANAGEMENT FEE REVENUES
As of December 31, 2008
Rockville PET Imaging and Forest Hills PET Imaging (a)	$551,000
Eiber Radiology (b)	689,000
Advanced PET Imaging (c)	165,000
Total 2008	$1,405,000

As of December 31, 2007
Rockville PET Imaging and Forest Hills PET Imaging (a)	$3,257,000
Eiber Radiology (b)	1,758,000
Advanced PET Imaging (c)	879,000
Total 2007	$5,894,000

(a)  Prior to our sale of such subsidiaries in February 2008, our subsidiary, PET LI earned fees from the management of Rockville PET Imaging. Our former subsidiary Queens Management earned fees from the management of Forest Hills PET Imaging. Rockville PET Imaging owns 49% of PET LI and in 2007 owned 10% of Queens Management.  Both Rockville PET Imaging and Forest Hills PET Imaging are owned by Lucille Taverna, M.D., a radiologist.

(b)  Our subsidiary Hialeah Management earns fees from the management of Premier PET Imaging of Hialeah, LLC. Our subsidiaries, PET Jacksonville and PET Tamarac earned fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owns 17% of Hialeah Management.

(c)  Our subsidiary Suffolk Management earns fees from the management of Advanced PET Imaging.  Anna Associates LLC owns 49% of Suffolk Management. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by by Azad K. Anand, M.D., a radiologist.  In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with management fees due to us, among other claims.  As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we have not indicated a balance due as of December 31, 2008.

Legal Fees
We incur legal fees for services provided by Robert L. Blessey who serves as our Secretary and general counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.  We incurred legal fees due to Mr. Blessey of $164,000 in year 2008, of which $46,000 due to him at December 31, 2008.  On July 2, 2007, Mr. Blessey was owed $272,000 for prior legal services and we issued to him a non-interest bearing promissory note in the amount of $272,000 due June 30, 2008, the entire amount of which we have defaulted on and which is currently due and payable.  In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred.

Radiology Fees
Michael Fagien, MD served as our Chief Medical Officer from October 2008 through March 2008 pursuant to an employment agreement detailed in Note 10.  In 2008 we paid Dr. Fagien approximately $16,000 for radiology services provided to the Company and paid $107,000 to him for such services in 2007.

Northwest Radiology Associates is owned by NRB Associates, LLC, which owns an 11% interest in Morris PET Management, LLC.  In 2008 we paid Northwest Radiology Associates $13,500 for radiology reading services and paid it $84,000 in 2007 for such services.

Marketing Fees
We paid fees to certain marketing entities and individuals that are related to us via employee or investor relationships.  In year 2008 we paid $35,000 in related party marketing fees and in 2007 paid $239,000.

Equity Distribution
Two of our subsidiaries formerly earned fees from the management of Rockville PET Imaging and Forest Hills PET Imaging, both of which had an equity interest in such subsidiaries.  In 2008 such fees were $551,000 and in 2007 such fees were $3,257,000.

Item 14. Principal Accountant Fees and Services

MSPC Certified Public Accountants and Advisors (“MSPC”), serves as our principal accountant.  The following table presents fees billed to us by MSPC for services performed in 2008 and 2007:

For the year ended December 31	2008	2007
Audit and review fees	$104,000	$115,000
Tax fees	10,000	22,000
Other fees	-	7,000
	$114,000	$144,000

The Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our Board of Director’s has received the written disclosure and the letter from MSPC required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with MSPC their independence.

Part IV
Item 15. Exhibits

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

10.38
Purchase Agreement dated as of April 14, 1008 by and between Premier PET Imaging of Tamarac, LLC and Ascent Diagnostic Imaging of Tamarac, LLC (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.39
Purchase Agreement dated as of April 14, 2008 by and between Premier PET Imaging of Tamarac, LLC and Ascent Diagnostic Imaging of Tamarac, LLC (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.40
Assignment and Assumption Agreement dated April 24, 2008 by and between The Sagemark Companies, Ltd. and Ascent Diagnostic Imaging of Jacksonville, LLC (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.41
Assignment and Assumption Agreement dated April 24, 2008 by and between The Sagemark Companies Ltd. and Ascent Diagnostic Imaging of Tamarac, LLC (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.42
Termination Agreement dated April 15, 2008 by and between Michael Fagien, MD and The Sagemark Companies Ltd. (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.43
Waiver dated April 17, 2008 by and between The Sagemark Companies Ltd. and Michael Fagien, MD (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.45
Agreement For Cancellation Of Leasehold Interest dated March 31, 2008 by and between Tamarac Center, LLC and the Sagemark Companies Ltd. (filed with the Securities and Exchange Commission on May 1, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.46
Amended and Restated by-Laws of The Sagemark Companies Ltd as amended through May 8, 2008 (filed with the Securities and Exchange Commission on July 17, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

10.47
Lease Termination Agreement by and between Memphis, Ltd. and The Sagemark Companies Ltd. dated July 25, 2008 (filed with the Securities and Exchange Commission on July 31, 2008 as an exhibit to Form 8-K and incorporated herein by reference thereto).

21	List of Subsidiaries

31.1	Principal Executive Officer Registration

31.2	Principal Financial and Accounting Officer Certification.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Sagemark Companies Ltd. ∙ Form 10

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009	The Sagemark Companies Ltd.
	By:	/s/ Cathy Bergman
Cathy Bergman
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant on April 15, 2009 in the capacities indicated below.

Signature	Title

/s/ Cathy Bergman	Chief Executive Officer, and Director
Cathy Bergman	(Principal Executive Officer)