Form 10-Q
period 2009-03-31
SAGEMARK COMPANIES LTD
filed 2009-05-20
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended

March 31, 2009

Commission File Number: 0-4186

THE SAGEMARK COMPANIES LTD.
(Exact name of registrant as specified in its charter)

13-1948169
(I.R.S. Employer Identification No.)
New York
(State or other jurisdiction of incorporation or organization)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019
(Address of principal executive offices)

212.554.4219
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically any posted on its Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, $0.01 par value per share	7,661,503 shares

THE SAGEMARK COMPANIES LTD

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEET
Sagemark Companies Ltd. ∙ Form 10-Q

	March 31	December 31
	2009	2008*
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$17,000	$45,000
Other current assets (includes marketable securities
with a cost of $88,000 which are reported at their fair
value of $3,000 and $1,000 at March 31, 2009 and
December 31, 2008 respectively.)	15,000	3,000
Assets of discontinued operations	60,000	92,000

TOTAL ASSETS	$92,000	$140,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$56,000	$126,000
Accrued consulting fee – related party	40,000	-
Note payable – related party (and related interest)	279,000	272,000
Liabilities of discontinued operations	2,924,000	2,795,000
Total Current Liabilities	3,299,000	3,193,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $0.01 per share	80,000	80,000
Additional paid in capital	73,006,000	73,006,000
Accumulated deficit	(74,750,000)	(74,598,000)
Less common stock in Treasury (346,758 shares) at cost	(1,686,000)	(1,686,000)
Total Company Shareholders’ Deficiency	(3,347,000)	(3,195,000)

Noncontrolling interest	140,000	142,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$92,000	$140,000

The accompanying notes are an integral part of the consolidated financial statements.

* Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on April 15, 2009 with the Securities and Exchange Commission).

CONSOLIDATED STATEMENTS OF OPERATIONS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

Three months ended March 31,	2009	2008

OPERATING EXPENSES
General and administrative expenses	$81,000	$300,000
Legal fees	8,000	59,000
Total Operating Expenses	89,000	359,000

Loss from Operations	(89,000)	(359,000)

Other (expense) income	(8,000)	3,000

Loss from continuing operations attributable to the Company	(97,000)	(356,000)
Loss from discontinued operations	(55,000)	(2,807,000)
Gain on disposal of discontinued operations	-	2,200,000

Net Loss	(152,000)	(963,000)
Less: Net Loss attributable to noncontrolling interest	(2,000)	(141,000)
Net Loss attributable to the Company	$(150,000)	$(822,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	(0.01)	(0.05)
Loss from discontinued operations	(0.01)	(0.35)
Gain on disposal of discontinued operations	-	0.29

Loss Per Common Share	$(0.02)	$(0.11)

Weighted Average Number of Common Shares	7,661,503	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

Three months ended March 31,	2009	2008

Cash Flow – Operating Activities
Loss from continuing operations attributable to the Company	$(97,000)	$(356,000)
Adjustment to reconcile Net Loss to Net Cash – Operating Activities:
Stock-based compensation, employees	-	77,000
Unrealized gain on marketable securities	-	(2,000)
Change in assets and liabilities:
Other current assets	(10,000)	(58,000)
Accounts payable	(30,000)	48,000
Accrued interest – note payable related party	7,000	-
Accrued expense	-	6,000
Net Cash – Operating Activities	(130,000)	(285,000)

Cash Flows – Investing Activities
Net proceeds from disposal of segments	-	286,000
Change in net assets of discontinued operations	102,000	41,000
Net Cash – investing Activities	102,000	327,000

Cash Flows – Financing Activities
Distributions to minority interest investors	-	(40,000)
Net cash – Financing activities	-	(40,000)

Net Change in Cash	(28,000)	2,000
Cash – Beginning of Period	45,000	255,000

Cash – End of Period	$17,000	$257,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sagemark Companies Ltd. ∙ Form 10-Q
(Unaudited)

1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by The Sagemark Companies Ltd. (the “Company”) are set forth in Note 2 to the Company’s consolidated financial statements in the December 31, 2008 Form 10-K.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2 Going Concern
The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

Since 2001, we owned, operated and/or managed out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and/or PET and computed tomography (“CT”) imaging equipment, collectively referred to as PET/CT.  At the end of the first quarter of 2008 we discontinued operations of all but one of our PET imaging centers and as of the end of the second quarter of 2008 had discontinued all of such operations and thereafter addressed all of our efforts toward resolution of our significant debt and obligations.

As of March 31, 2009, we had no operations that generate revenue, over $3,300,000 of liabilities, and insufficient assets to satisfy any of such obligations.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern.

Potential Bankruptcy
We are continuing to seek relief from our secured and unsecured creditors and relief of our obligations under two remaining premises leases; however, there can be no assurance that we will be successful in our efforts. If we are unable to obtain relief on our remaining secured and unsecured obligations and remaining lease obligations, we may be required to seek protection under available bankruptcy laws. The financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities that might be necessary in the event we cannot continue in existence and/or are liquidated.

Sagemark Companies Ltd. ∙ Form 10-Q

3 Significant Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States require us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding our evaluating our reported financial results are set forth in Note 2 included in our Annual Report for 2008.

Reclassification of Prior Period Financial Information
As a result of discontinuation of our business operations in 2008, the consolidated financial statements and other financial information presented for all reporting periods were reclassified to report such discontinued operations.

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

As of March 31, 2009, we have reserved 4,260,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase an aggregate of 1,315,000 shares of our common stock at exercise prices ranging from $.14 to $3.91 per share; (ii) warrants issued to private placement investors to purchase 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase 945,000 shares of common stock for $2.00 per share; and (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share. For the three months ended March 31, 2009 and 2008, all outstanding options and warrants are anti-dilutive and a dual presentation of loss per share is not presented. These outstanding options and warrants may dilute earnings per share in the future.

On April 10, 2009, we granted a warrant to each of two officers of the Company to purchase an aggregate of up to 1,600,000 shares of the Company’s common stock with an exercise price of $0.01 per share and a term of five years.  Both of such warrants contain certain piggy-back registration rights and anti-dilution provisions.  As the warrants were issued subsequent to March 31, 2009, they are not incorporated within the above calculations.

Sagemark Companies Ltd. ∙ Form 10-Q

5 Stock-Based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment.  We did not recognize any stock-based compensation related to employees for the three months ended March 31, 2009 or 2008. As of March 31, 2009, there is no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to employees during the three month periods ended March 31, 2009 and March 31, 2008.

The following tables summarize our fixed stock purchase options and warrants as of March 31, 2009.

		Weighted Average
	Shares	Exercise Price

Outstanding at 1/1/09	1,315,000	$1.38
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-

Outstanding at 3/31/09	1,315,000	$1.38

Exercisable at 3/31/09	1,315,000	$1.38

Shares subject to Long Term Incentive Plan	1,600,000
Shares issued pursuant to Long Term Incentive Plan	1,290,000
Shares available for issuance under Long Term Incentive Plan	310,000

	Outstanding	Weighted Avg.	Total Intrinsic	Weighted Avg.
	at 3/31/09	Exercise Price	Value	Remaining Life

Range of Exercise Prices
Under $1	175,000	$0.14	$-	4.41 years
Between $1 and $2	1,105,000	$1.51	$-	1.74 years
Over $3	35,000	$3.91	$-	0.82 years

	1,315,000	$1.38	$-

6 Concentration of Credit Risk
As of March 31, 2009, all of our cash is placed with high credit, quality financial institutions. As of March 31, 2009 we had no cash balances in excess of federally insured limits.

7 Investments in Unconsolidated Affiliates
Through Premier Oncology, Inc., our wholly owned subsidiary, in 2007 we acquired a 24.5% ownership interest in Premier Nassau, an entity that was developing a radiation therapy cancer treatment center in Great Neck, New York. We disposed of such asset in April 2008 and since such date we have had no investments related to an unconsolidated affiliate.

Sagemark Companies Ltd. ∙ Form 10-Q

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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (LaVilla) in connection with a premises lease in Jacksonville, Florida that we had entered into in May 2006, prior to the construction of the building in which the premises was to be located.  The premises were never occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the a PET/CT imaging center at such premises or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial recourses to defend any such action and did not file any responsive pleadings to the summons and complaint. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393 and on October 9, 2008, the Court awarded LaVilla legal fees in the amount of $4,471. These judgments accrue interest at 11% per annum, which approximates $15,000 per month.  Moreover, notwithstanding the secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

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

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith.  We are currently in the discovery phase of the Action. There can be no assurance as to the outcome of the Action.

Default
On April 1, 2009 we received a notice advising the Company that the purchaser of our interest in P.E.T. Management of Queens, LLC failed to make certain payments to a secured equipment lender, when due, that the current amount past due thereunder is $122,454 and that unless such default was cured by April 15, 2009, the lender will exercise its rights to accelerate the balance due of approximately $1,600,000 million and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty.  Upon receipt thereof, we advised the lender that we did not have the ability to cure such default, nor satisfy the limited guaranty if such limited guaranty was pursued by the lender.  Although such default was not cured by April 15, 2009 by the purchaser, we have not received any further notice from the lender on this matter.  Although the purchaser of such entity agreed to indemnify the Company for such amount as a condition of the February 2008 transaction, as it remains in default as of the date of this Report, the full amount of the limited guaranty has been included on the Company’s consolidated balance sheet under liabilities of discontinued operations.

Sagemark Companies Ltd. ∙ Form 10-Q

9 Transactions with Related Parties
We incur legal fees for services provided by Robert L. Blessey, Esq.  Mr. Blessey is our general counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007.   As of March 31, 2009 we owe Mr. Blessey $302,000, of which $279,000 is a promissory note we issued to Mr. Blessey in July 2007.  In 2008, we defaulted on payment of our obligations under the note and in consideration for his continued forbearance, in 2008 we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly-owned subsidiary.  As we remained in default of such note throughout 2008, in January 2009 we agreed to begin to accrue interest on such note as of January 1, 2009 at a rate of 10% per annum.  As of March 31, 2009 we accrued approximately $7,000 interest on such note.

On April 10, 2009 we issued to Cathy Bergman, our Chief Executive Officer, a warrant to purchase up 600,000 shares of the Company’s common stock at $0.01 per share, such exercise price representing the market price per share on the date the warrant was issued.  Such warrant has a term of five years and contains certain anti-dilution and piggy-back registration rights.

Additionally, on April 10, 2009, in connection with certain administrative tasks and responsibilities performed for the Company by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (Taggart), we entered into an agreement with Taggart, pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement.  As of March 31, 2009, we have accrued $40,000 related to such agreement.

10 Disclosure of Discontinued Operations
In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of March 31, 2009 and December 31, 2008 and the related summary of discontinued operations for the three months ended March 31, 2009 and 2008.

Net Liabilities of Discontinued Operations	March 31	December 31
	2009	2008
Assets:
Cash	$43,000	$17,000
Management fees receivable	17,000	75,000
Assets to be disposed	60,000	92,000

Liabilities:
Accounts payable	264,000	179,000
Judgments and liens and related interest	1,660,000	1,616,000
Limited Guaranty Default	1,000,000	1,000,000
Liabilities to be disposed	2,924,000	2,795,000

Net liabilities to be disposed	$(2,864,000)	$(2,703,000)

Sagemark Companies Ltd. ∙ Form 10-Q

For the Three Months ended March 31,	2009	2008
Revenues:
Management fee revenues	$61,000	$1,047,000
Net patient service revenue	-	209,000
Lease revenue	-	198,000
Sublease revenue		17,000
Total revenue	61,000	1,471,000

Operating expenses:
Patient service costs and expenses	-	346,000
Equipment maintenance	-	207,000
Salaries, payroll taxes and fringe benefits	-	558,000
Professional fees	-	95,000
General and administrative expenses	89,000	559,000
Impairment of fixed assets		1,682,000
Depreciation and amortization	-	528,000
Total operating expenses	89,000	3,975,000

Loss from operations	(28,000)	(2,504,000)
Interest expense	(45,000)	(263,000)
Other income (expense), net	18,000	(30,000)

Loss before income tax provision	(55,000)	(2,797,000)
Income tax provision	-	(10,000)

Net Loss	(55,000)	(2,807,000)
Less: net income attributable to noncontrolling interest	(2,000)	(141,000)

Loss from discontinued operations attributable to the Company	$(53,000)	$(2,666,000)

11 Subsequent Events

On April 1, 2009 we received a notice from a secured equipment lender advising that the entity that purchased  PET Management of Queens LLC from us in February 2008, that is owned or controlled by a former employee and marketing consultant, had failed to make certain payments, when due, under the financing  documents related to the equipment and leasehold improvements at the PET imaging center managed by PET Management of Queens, LLC, that the current amount past due thereunder is $122,454 and that unless such default was cured by April 15, 2009, the lender will exercise its rights to accelerate the balance due of approximately $1,6000,000 and seek to recover from the Company the $1,000,000 maximum amount due under the Limited Guaranty, that was required by the equipment lender as a condition of the transaction. Upon receipt thereof, we advised the lender that we did not have the ability to cure such default, nor satisfy the limited guaranty if such limited guaranty was pursued by the lender.  We have not received any further notice from the lender on this matter.  Although such default was not cured on or before April 15, 2009 by the purchaser, we have not received any further notice on this matter from the lender.   As of the date of this Report, such amount remains in default and was accrued as of March 31, 2009 and December 31, 2008 as a liability of discontinued operations.  Such $1,000,000 is reflected on the Company’s consolidated balance sheet and included within liabilities of discontinued operations.

Sagemark Companies Ltd. ∙ Form 10-Q

On April 10, 2009 we issued to Cathy Bergman, our Chief Executive Officer, a warrant to purchase up 600,000 shares of the Company’s common stock at $0.01 per share, such exercise price representing the market price per share on the date the warrant was issued.  Such warrant has a term of five years and contains certain anti-dilution and piggy-back registration rights.

Additionally, on April 10, 2009, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), we entered into an agreement with Taggart pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement.  As of March 31, 2009, we have accrued $40,000 related to such agreement.

Further, on April 10, 2009, we issued to Robert L. Blessey, our Secretary and general counsel, a warrant to purchase up to 1,000,000 shares of the Company’s common stock with a term of five years at an exercise price of $0.01 per share, such price representing the price per share on the date the warrant was issued.  Such warrant contains certain anti-dilution and piggy-back registration rights and was issued in consideration of, among other things, Mr. Blessey’s agreement to defer payment due to him by the Company for legal services rendered by him from time to time on behalf of the Company as well as his agreement to extend the maturity date of a promissory note issued to him in the amount of $272,000 on July 2, 2007 for prior legal services rendered by him to the Company on which the Company has defaulted.  In further consideration of Mr. Blessey’s agreement to forbear from enforcing his rights under such note, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009 and, to the extent that funds are available, pay such interest as incurred.  In the three month period ended March 31, 2009, we accrued approximately $7,000 interest on such note.

Sagemark Companies Ltd. ∙ Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

As of March 31, 2009, The Sagemark Companies Ltd. does not have any business operations, other than administrative operations related to shareholder, creditor and tax matters.

From 2001 to 2008, we owned, operated and/or managed out-patient medical diagnostic imaging centers that offered positron emission tomography (PET) and PET and computed tomography (CT) imaging (PET/CT), a medical imaging procedure used by physicians in the diagnosis, staging and treatment of cancers and other illness and disease.  As of January 2008 we owned or operated eight PET imaging centers.  However, as more fully described below, we were unable to financially sustain such operations and all of such operations ceased on or before June 30, 2008.

Additionally, from 2006 to 2008, we had been involved in the development of a number of radiation therapy facilities, prior to discontinuing all of such efforts in early 2008.

Background of Discontinued Operations

Beginning in 2001 we focused our efforts on the development of out-patient medical diagnostic imaging centers that offered PET and PET/CT imaging services.  Although we had developed and were operating eight such facilities as of January 2008, we continued to incur significant operating losses from such operations.  With the adoption of the Deficit Reduction Act (DRA) that significantly reduced insurance reimbursement rates for PET, PET/CT and CT procedures performed at our imaging centers, related legislation against self-referral for stand alone imaging centers, the increased scrutiny of third party insurers in the preauthorization processes, loss of market share to competitors with more advanced equipment in a number of markets, among other issues, our ability to generate revenue from our PET imaging centers was not sufficient to support our debt obligations, on-going operations and corporate overhead.

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

We immediately commenced negotiations with various parties, some related, regarding the divestiture of our PET imaging centers.  In February 2008 we sold our equity interests in two management companies that managed PET imaging centers located in Rockville Centre and Forest Hills, New York to two entities owned or controlled by an individual who was a former employee and marketing consultant.

Sagemark Companies Ltd. ∙ Form 10-Q

We were unable to find buyers for our remaining six PET imaging centers and PET imaging management companies and, unable to continue to support on-going operations, in the first quarter 2008, we began the process of terminating the operations of all of our remaining PET imaging centers, five of which we closed on or before March 31, 2008 and the remaining one we closed on June 30, 2008.  The PET imaging equipment at the six remaining centers were either repossessed by secured equipment lenders or sold in connection with foreclosure actions.

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

In addition to unwinding our PET imaging operations and our radiation therapy ventures, we aggressively negotiated and settled a significant portion of our outstanding indebtedness and obligations during the year 2008 and by mid-November had reduced the Company’s debt and obligations from $17,400,000 to approximately $2,100,000, which included a promissory note of $272,000 on which we are in default and a default judgment of $1,616,000 that occurred in July 2008.

Although the Company had significantly reduced debt and overhead, by mid-November 2008 the Company no longer had the financial resources to continue to operate its corporate headquarters in Boca Raton, Florida, or pay its limited staff.  Accordingly, management determined that it was in the best interest of its shareholders and its creditors to close down its corporate operations, other than limited administrative activities.  Accordingly, the individual serving as the Company’s Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors resigned, the remaining staff was terminated and we closed our corporate offices in Boca Raton, Florida at the end of November 2008.  The majority of our books and records were placed in long term storage and a former consultant agreed to serve as our Chief Executive Officer and sole member of the Board of Directors to continue to address our various creditor issues and administer limited corporate and shareholder matters.

As of the date of this Report we have no employees. We have one member of the Board of Directors who also serves as the Company’s Chief Executive Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Financial Condition – Liquidity and Capital Resources

As detailed elsewhere in this Report, during 2008 we terminated our PET imaging operations as well as the development of our radiation therapy initiatives.  All of our medical diagnostic imaging equipment was either sold or repossessed by the equipment lenders.  In November 2008, unable to pay our continuing operating expenses, we closed our corporate office in Boca Raton, Florida and terminated all of our employees.

Sagemark Companies Ltd. ∙ Form 10-Q

At March 31, 2009, we have approximately $3,300,000 of current liabilities and no current operations that generate revenue.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

As of March 31, 2009 we do not have any significant operations, other than administrative operations related to shareholders, creditors and tax related issues.

The following discusses and compares the results of our operations for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008.

For the three months ended March 31, 2009, we incurred a not loss attributable to the Company of $150,000, as compared to a net loss of $822,000 in the same period in 2008.  The loss for the three months ended March 31, 2008 was net of a $2,200,000 gain on disposal of discontinued operations and a $2,800,000 loss from discontinued operations (including a $1,700,000 fixed asset impairment charge).

Revenues
Our prior revenue sources were net patient service revenue from the PET imaging centers which we owned, management fees from the PET imaging centers which we managed pursuant to services agreements, and lease revenue from PET imaging centers where we leased time on the PET/CT equipment to physician groups.  All of such operations were discontinued in 2008.  We currently do not have any operations that generate revenue.

Total revenue from discontinued operations in the three months ended March 31, 2009 was $61,000 as compared to $1,471,000 in the same period in year 2008.  Current revenue from discontinued operations is the result of collection of management fees from prior periods and not the result of any current management activities. The significant difference in the two comparative periods is the result of the sale or termination of our PET imaging center operations in 2008, all but one of which had been sold or closed as of March 31, 2008 and the last remaining center closed as of June 30, 2008.

Operating Expenses
Operating expenses in the three month period ended March 31, 2009 was $178,000, of which $81,000 was from general and administrative expenses relating to continuing operations and $89,000 was from discontinued operations, as compared to $4,275,000 in the same period in 2008, of which $300,000 was related to continuing operations, and the balance of which was related to discontinued operations.  Expenses decreased significantly in 2009 as all of our PET imaging operations were terminated during the first half of 2008 and we terminated all support and corporate staff, closing our corporate office in Boca Raton, Florida in November 2008.

Interest Expense
Interest expense in the three months ended March 31, 2009 was $52,000 of which $7,000 relates to continuing operations and $45,000 to discontinued operations.  The interest related to continuing operations is interest accruing on a promissory note due to a related party and interest of discontinued operations is interest accruing on the default judgment more detailed in Part II, Item 1 entitled Legal Proceedings.

Sagemark Companies Ltd. ∙ Form 10-Q

In the comparative period in 2008, interest expense was $263,000, all of which related to discontinued operations, and almost all of which was attributable to interest on capitalized lease obligations on our PET and PET/CT imaging equipment.  The reduction in interest costs in the current period were principally due to the termination and settlement of all of the Company’s capitalized leases for its PET and PET/CT imaging equipment, and the termination of other various debt instruments that were related to its PET imaging operations, all of which previously accrued interest.

Our two radiation therapy ventures, both of which were disposed of in 2008, had not become operational at the time of our disposal and had not generated any revenue.

Outlook

As of March 31, 2009 we do not have any operations other than limited administrative, shareholder and creditor related activities.

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

Special Note Regarding Forward Looking Statements

Certain matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Report. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

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

Sagemark Companies Ltd. ∙ Form 10-Q

At the end of the period covered by this quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures of our Company are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of the respective disclosure controls and procedures will be met.

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2008, we were served with a summons and complaint filed against us by LaVilla Partners, II, LLP (“LaVilla”) in connection with a premises lease in Jacksonville, Florida with respect to a PET/CT diagnostic imaging facility that we had at one time planned to establish. The premises lease was entered into on May 5, 2006, prior to the construction of the building in which the imaging facility was to be located. The PET/CT imaging facility was never established or occupied by us. Subsequent to our signing of the lease and prior to the building being completed, we repeatedly advised LaVilla that we did not have the financial resources to establish or operate the facility or comply with the terms and conditions of the lease. Although we believe we had significant meritorious defenses and counterclaims with respect to the action, including but not limited to fraud, we lacked the financial recourses to defend any such action and did not file any responsive pleadings. As a result, on July 2, 2008, LaVilla obtained a default judgment against us in the amount of $1,526,393 and on October 9, 2008, the Court awarded LaVilla legal fees in the amount of $4,471. These judgments accrue interest at 11% per annum, which approximates $15,000 per month. Moreover, notwithstanding the secured indebtedness of the Company with priority over such judgment creditor, if such judgment creditor pursues efforts to collect such judgments, such action may force the Company to seek bankruptcy protection.

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

On September 26, 2008, we commenced an action (the “Action”) against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of the PET imaging center we managed in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith.  As of the date of this report we are currently in the discovery phase of the Action.  There can be no assurance as to the outcome of the Action.

Sagemark Companies Ltd. ∙ Form 10-Q

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed under “Description of Business” in Item 1 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

Date	Signature

May 20, 2009	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
(principal executive and financial officer) and Director