Form 10-Q
period 2009-06-30
SAGEMARK COMPANIES LTD
filed 2009-08-19
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended

June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Financial Statements
As of June 30, 2009

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008 (A)
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$5,000	$45,000
Other current assets	6,000	3,000
Assets of discontinued operations	32,000	92,000

TOTAL ASSETS	$43,000	$140,000

LIABILITIES AND SHAREHOLDERS DEFICIENCY

Current Liabilities
Accounts payable	82,000	126,000
Accrued consulting fee - related party	67,000	-
Note payable and interest – related party	286,000	272,000
Liabilities of discontinued operations	2,968,000	2,795,000
Total Current Liabilities	3,403,000	3,193,000

Commitments and Contingencies	-	-

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share (2,962 authorized and outstanding at June 30, 2009 and December 31, 2008)	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued; 8,008,261 and 7,661,503 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	80,000	80,000
Additional paid in capital	71,339,000	73,006,000
Accumulated deficit	(74,922,000)	(74,598,000)
Less common stock in Treasury (346,585 shares) at cost	-	(1,686,000)
Total Company Shareholder’s Deficiency	(3,500,000)	(3,195,000)

Noncontrolling Interests	140,000	142,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$43,000	$140,000

The accompanying notes are an integral part of the consolidated financial statements.

(A)- Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on April 15, 2009 with the Securities and Exchange Commission).

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

SIX MONTHS ENDED JUNE 30,	2009	2008

Operating Expenses
General and administrative expenses	$168,000	$958,000
Legal fees – related party	44,000	91,000
Total Operating Expenses	212,000	1,049,000

Loss from Operations	(212,000)	(1,049,000)

Other (expense) income, net	(16,000)	74,000

Loss from continuing operations	(228,000)	(975,000)
Loss from discontinued operations	(96,000)	(4,480,000)
Gain on disposal of discontinued operations	-	3,105,000

Net Loss	(324,000)	(2,350,000)
Less: Net Loss attributable to noncontrolling interest	(2,000)	(127,000)
Net Loss attributable to the Company	$(322,000)	$(2,223,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.03)	$(0.13)
Loss from discontinued operations	(0.01)	(0.58)
Gain on disposal of discontinued operations	-	0.41

Loss Per Common Share	$(0.04)	$(0.30)

Weighted Average Number of Common Shares	7,810,935	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED JUNE 30,	2009	2008

Operating Expenses
General and administrative expenses	$87,000	$367,000
Legal fees – related party	36,000	32,000
Total Operating Expenses	123,000	399,000

Loss from Operations	(123,000)	(399,000)

Other (expense) income, net	(8,000)	103,000

Loss from continuing operations	(131,000)	(296,000)
Loss from discontinued operations	(41,000)	(1,996,000)
Gain on disposal of discontinued operations	-	905,000

Net Loss	(172,000)	(1,387,000)
Less: Net Loss attributable to noncontrolling interest	-	(2,000)
Net Loss attributable to the Company	$(172,000)	$(1,385,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.02)	$(0.04)
Loss from discontinued operations	(0.00)	(0.26)
Gain on disposal of discontinued operations	-	0.12

Loss Per Common Share	$(0.02)	$(0.18)

Weighted Average Number of Common Shares	7,958,724	7,661,503

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2009	2008

Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(228,000)	$(975,000)
Adjustments to reconcile net loss to net cash - Operating Activities:
Depreciation and amortization	-	9,000
Share of loss of unconsolidated affiliates	-	30,000
Stock-based compensation	19,000	158,000
Gain on sale of Unconsolidated affiliates	-	(102,000)
Unrealized gain on marketable securities	-	(2,000)
Loss on sale of marketable securities	2,000	-
Change in assets and liabilities:
Other current assets	(3,000)	(35,000)
Accounts payable	(44,000)	4,000
Accrued consulting fee – related party	67,000	-
Accrued Interest, note payable	14,000	-
Accrued expense	-	(7,000)
Net Cash - Operating Activities	(173,000)	(920,000)

Cash Flows - Investing Activities
Proceeds from sale of unconsolidated affiliate	-	2,000
Net proceeds from disposal of segments	-	342,000
Change in net assets of discontinued operations	133,000	496,000
Refund (payment) of equipment deposits	-	105,000
Net Cash - Investing Activities	133,000	945,000

Cash Flows - Financing Activities
Distributions to minority interest investors	-	(40,000)
Net Cash - Financing Activities	-	(40,000)

Net (decrease) in Cash	(40,000)	(15,000)
Cash - Beginning of Period	45,000	202,000

Cash - End of Period	$5,000	$187,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$2,000

The accompanying notes are an integral part of the consolidated financial statements.

Sagemark Companies Ltd. ∙ Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by The Sagemark Companies Ltd. (the “Company”) are set forth in Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, we have no operations that generate revenue, over $3,400,000 of liabilities, and insufficient assets to satisfy any of such obligations.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

Potential Bankruptcy
We are continuing to seek relief from our secured and unsecured creditors and relief of our obligations under two remaining premises leases; however, there can be no assurance that we will be successful in our efforts. If we are unable to obtain relief on our remaining secured and unsecured obligations and remaining lease obligations, we may be required to seek protection under available bankruptcy laws. The consolidated interim financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities that might be necessary in the event we cannot continue in existence and/or are liquidated.

3 Significant Accounting Policies
The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding or evaluating our reported financial results are set forth in Note 2 included in our Annual Report for 2008.

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

As of June 30, 2009, we have reserved 5,860,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of 1,315,000 shares of our common stock at exercise prices ranging from $.14 to $3.91 per share; (ii) warrants issued to private placement investors to purchase up to 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase up to 945,000 shares of common stock for $2.00 per share; (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share; and two warrants issued to two officers of the Company to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share. These outstanding options and warrants may dilute earnings per share in the future.

5 Stock-Based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS 123(R) Share-Based Payment.

During the three month period ended June 30, 2009, we granted a warrant to each of two officers of the Company to purchase an aggregate of up to 1,600,000 shares of the Company’s common stock at an exercise price of $0.01 per share and a term of five years, such price representing the price per share of our common stock on the date the warrants were issued.  Both of such warrants contain certain piggy-back registration rights and anti-dilution provisions.   Using the additional guidance provided by EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” management has estimated the fair value of these warrants at approximately $15,500.  As a result thereof, we recognized such amount, plus an additional $3,500 for the purchase of our treasury shares by our Chief Executive Officer for a total of $19,000 as stock-based compensation for the three and six months ended June 30, 2009.  These matters are further discussed in Transactions with Related Parties (Note 9).

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

6 Concentration of Credit Risk
As of June 30, 2009, all of our cash is placed with high credit, quality financial institutions and we had no cash balances in excess of federally insured limits.

7 Investments in Unconsolidated Affiliates
Through Premier Oncology, Inc., our wholly-owned subsidiary, in 2007 we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC, an entity that was developing a radiation therapy cancer treatment center in Great Neck, New York. We disposed of such asset in April 2008 and since such date we have had no investments related to an unconsolidated affiliate.

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

Default on Limited Guarantee
On April 1, 2009 we received a notice advising the Company that the purchaser of our interest in P.E.T. Management of Queens, LLC failed to make certain payments to a secured equipment lender when due, that the current amount past due thereunder was $122,454 and that unless such default was cured by April 15, 2009, the lender would exercise its rights to accelerate the balance due of a maximum amount of approximately $1,600,000 and seek to recover from the Company the $1,000,000 due under the Limited Guaranty.  Upon receipt thereof, we advised the lender that we did not have the ability to cure such default, nor satisfy the Limited Guaranty if such Limited Guaranty was pursued by the lender.

Although the default was not cured by April 15, 2009, nor has it been cured as of the date of this Report, we have not received any further notice from the lender in connection with this matter.  However, we have become aware that in an action brought by the lender against the purchaser of our interest in P.E.T. Management of Queens, LLC, a court order was signed on July 20, 2009 granting the secured equipment lender authority to seize the secured collateral.  The Company was not named as a defendant in such action.

Although the purchaser of our interest in P.E.T. Management of Queens, LLC agreed to indemnify the Company for the amount of our Limited Guaranty as a condition of the February 2008 sale transaction, as such instrument remains in default as of the date of this Report, the full amount of the Limited Guaranty has been included on the Company’s consolidated balance sheet under liabilities of discontinued operations.

9 Transactions with Related Parties

General Counsel
We incur legal fees for services provided to us by Robert L. Blessey, Esq.  Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. As of June 30, 2009 we owe Mr. Blessey $330,513, which includes a $272,000 promissory note we issued to him in July 2007 for prior legal services rendered by him to the Company.

In 2008, we defaulted on our obligations under the note, and in consideration for his continued forbearance, in 2008 we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly-owned subsidiary.

We have remained in default of such note since 2008, and on April 10, 2009, in further consideration of, among other things, Mr. Blessey’s agreement to defer payment due and his agreement to extend the maturity date of his promissory note, we issued Mr. Blessey a warrant to purchase up to 1,000,000 shares of the Company’s common stock, which vested upon issuance and which was immediately exercisable.  The warrant has a term of five years and an exercise price of $0.01 per share, such price representing the price per share of our common stock on the date the warrant was issued.  The warrant contains certain anti-dilution and piggy-back registration rights.

Additionally, on May 22, 2009, in further consideration of Mr. Blessey’s agreement to forbear from enforcing his rights under such note, we entered into a forbearance agreement with Mr. Blessey that provides for, among other things, confirmation of the Company’s obligation to pay the amounts due to him under the note, and an agreement to accrue interest on such note at a rate of 10% per annum beginning as of January 1, 2009 and, to the extent that funds are available, pay such interest as incurred.  In the six month period ended June 30, 2009, we accrued approximately $14,000 of interest on such note.

Chief Executive Officer
On April 10, 2009 we issued to Cathy Bergman, our Chief Executive Officer, a warrant to purchase up to 600,000 shares of the Company’s common stock at $0.01 per share, such exercise price representing the market price per share of our common stock on the date the warrant was issued.  The warrant has a term of five years and contains certain anti-dilution and piggy-back registration rights.  The warrant vests and is exercisable as follows:  the right to purchase up to 250,000 shares of the Company’s common stock at issuance; the right to purchase up to 250,000 shares of the Company’s common stock when the Company resolves certain debt, and the right to purchase up to 100,000 share of the Company’s common stock when the Company’s outstanding indebtedness has been reduced to an aggregate of $500,000 or less.

Additionally, on April 10, 2009, in connection with certain administrative tasks and responsibilities performed for the Company by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (Taggart), we entered into an agreement with Taggart, pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement.  As of June 30, 2009, we have accrued $67,000 of unpaid fees related to such agreement.

On April 13, 2009, the Company sold the 346,585 shares of its common stock in its treasury to Ms. Bergman at $0.01 per share, the then market price per share of our common stock.  The sales proceeds were used to offset a portion of the outstanding amount due to Ms. Bergman at June 30, 2009.

10 Disclosure of Discontinued Operations
In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of June 30, 2009 and December 31, 2008 and the related summary of discontinued operations for the three and six months ended June 30, 2009 and 2008.

Net Liabilities of Discontinued Operations

	June 30, 2009	December 31, 2008
Assets:
Cash	$32,000	$17,000
Management fees receivable - related parties	-	75,000
Assets to be disposed	32,000	92,000

Liabilities:
Accounts payable	263,000	179,000
Judgments and liens	1,705,000	1,616,000
Limited Guaranty Default	1,000,000	1,000,000
Liabilities to be disposed	2,968,000	2,795,000
Net liabilities to be disposed	$(2,936,000)	$(2,703,000)

For the six months ended June 30	2009	2008
Revenues:
Management fee revenues - related parties	$63,000	1,037,000
Net patient service revenue	-	154,000
Lease revenue	-	198,000
Total revenues	63,000	1,389,000

Operating expenses:
Patient service costs and expenses	-	341,000
Equipment maintenance	-	263,000
Salaries, payroll taxes and fringe benefits	-	266,000
Professional fees	-	149,000
General and administrative expenses	89,000	565,000
Liability for judgments	-	1,526,000
Impairment of fixed assets	-	1,682,000
Depreciation and amortization	-	672,000
Total operating expenses	89,000	5,464,000

Loss from operations	(26,000)	(4,075,000)
Interest expense	(88,000)	(412,000)
Other income (expense), net	18,000	7,000
Net Loss	(96,000)	(4,480,000)
Less: net income attributable to noncontrolling interest	(2,000)	(127,000)

Loss from discontinued operations attributable to the Company	$(94,000)	(4,353,000)

For the three months ended June 30	2009	2008
Revenues:
Management fee revenues (adjustments)-related arties	$2,000	$(9,000)
Net patient service revenue (contractual adjustments)	-	(56,000)
Total revenues	2,000	(65,000)

Operating expenses:
Patient service costs and expenses	-	9,000
Equipment maintenance	-	43,000
Salaries, payroll taxes and fringe benefits	-	14,000
Professional fees	-	40,000
General and administrative expenses	-	94,000
Liability for judgment	-	1,526,000
Depreciation and amortization	-	73,000
Total operating expenses	-	1,799,000

Income (Loss) from operations	2,000	(1,864,000)
Interest expense	(43,000)	(148,000)
Other income (expense), net	-	16,000
Net Loss	(41,000)	(1,996,000)
Less: net income attributable to noncontrolling interest	-	15,000

Loss from discontinued operations attributable to the Company	$(41,000)	$(2,011,000)

11 Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 19, 2009, the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

As of June 30, 2009, The Sagemark Companies Ltd. does not have any business operations other than administrative operations related to shareholder, creditor and tax matters.

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

In July 2007 we restructured our management in connection with our attempt to raise much needed capital to continue operations.  However by January 2008, after review of our deteriorating financial condition and meetings and discussions with senior management and independent counsel, our Board of Directors determined that it was in our best interest and that of our shareholders and creditors to seek a divestiture of our PET imaging centers and our radiation therapy ventures in an attempt to satisfy our significant debt obligations.  Such decision was ratified by our Board on February 6, 2008.   At such time, secured debt and guarantees were $17,400,000, $12,900,000 of which related to our PET imaging operations and $4,500,000 of which were guarantees of debt related to our radiation therapy ventures.

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

Although during 2008 the Company significantly reduced its debt and its operating expenses, by mid-November 2008 the Company no longer had the financial resources to continue to operate its corporate headquarters in Boca Raton, Florida, or pay its limited staff.  Management determined that it was in the best interest of its shareholders and its creditors to close its corporate operations, other than limited administrative activities.  At that time, the individual serving as the Company’s Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors resigned, the remaining staff was terminated and we closed our corporate offices in Boca Raton, Florida at the end of November 2008.  The majority of our books and records were placed in long term storage and a former consultant agreed to serve as our Chief Executive Officer and sole member of the Board of Directors to continue to address our various creditor issues and administer limited corporate and shareholder matters.

As of the date of this Report we have no employees. We have one member of the Board of Directors who also serves as the Company’s Chief Executive Officer and interim Chief Financial Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

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

At June 30, 2009, we have approximately $3,400,000 of current liabilities and no current operations that generate revenue.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

As of June 30, 2009 we do not have any significant operations, other than administrative operations related to shareholder and creditor related issues.

The following discusses and compares the results of our operations for the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008.

For the three months ended June 30, 2009, we incurred a net loss attributable to the Company of $172,000, as compared to a net loss of $1,385,000 in the same period in 2008.   For the six months ended June 30, 2009, we incurred a net loss attributable to the Company of $322,000, as compared to a net loss of $2,223,000 in the same period in 2008.

Revenues
Our prior revenue sources were net patient service revenue from the PET imaging centers which we owned, management fees from the PET imaging centers which we managed pursuant to services agreements, and lease revenue from PET imaging centers where we leased time on the PET/CT equipment to physician groups.  All of such operations were discontinued on or before June 2008.  We currently do not have any operations that generate revenue.

Total revenue from discontinued operations in the three and six months ended June 30, 2009 was $2,000 and $63,000 respectively.  Revenue from discontinued operations is the result of collection of management fees from prior periods which were previously written-off and not the result of any current management activities.

Comparatively in 2008, total revenue from discontinued operations was ($65,000) and $1,389,000 for the three and six month period ended June 30, 2008, respectively.  We ceased operations of all but one of our PET imaging centers as of March 31, 2008, and our last remaining center closed as of June 30, 2008.  Revenue from discontinued operations in the 2008 periods is the result of collection of patient service revenue and management fees from periods generated in the periods of operation.

The significant difference in the 2009 and 2009 comparative periods is the result of the sale or termination of our PET imaging center operations in 2008.

Operating Expenses
Total operating expenses in the three and six month periods ended June 30, 2009 was $123,000, and $212,000 respectively.  Of such amounts, all but $89,000 of the operating expenses in the three  months ended June 30, 2009 were from general and administrative expenses relating to continuing operations and all of such expenses in the six month period were from general and administrative expenses relating to continuing operations .

Comparatively in the three and six month periods ended June 30, 2008, total operating expenses were  $399,000 and $1,049,000, respectively.   Expenses decreased significantly in 2009 as all of our PET imaging operations were terminated during the first half of 2008.

Interest Expense
Total interest expense in the three and six months ended June 30, 2009 was $50,000 and $102,000 respectively.  Of such amount, $7,000 was attributable to continuing operations in the three month period ended June 30, 2009 and $14,000 was attributable to continuing operations in the six month period ended June 30, 2009.  The interest related to continuing operations is interest accruing on a promissory note in the amount of $272,000 due to a related party on which we have defaulted and with whom we entered into a forbearance agreement on May 22, 2009.

The interest of discontinued operations is interest accruing on a default judgment that was granted in July 2008 relating to a premise lease for space in a building that we never occupied and was $43,000 and $88,000 respectively in the three and six months ended June 30, 2009.

In the comparative periods in 2008, interest expense was $148,000 in the three month period ended June 30, 2008 and $412,000 in the six month period, all of which related to discontinued operations, and almost all of which was attributable to interest on capitalized lease obligations on our PET and PET/CT imaging equipment.  The reduction in interest costs in the current period were principally due to the termination and settlement of all of the Company’s capitalized leases for its PET and PET/CT imaging equipment, and the termination of other various debt instruments that were related to its PET imaging operations, all of which previously accrued interest.

Other
Our two radiation therapy ventures, both of which were disposed of in 2008, had not become operational at the time of our disposal and had not generated any revenue.

Outlook

As of June 30, 2009 we do not have any operations other than limited administrative, shareholder and creditor related activities.  We have no operations that generate revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on evaluation of our disclosure controls and procedures as of June 30, 2009, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, no matter how well designed.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.  If at some time in the future the Company has the financial resources to do so, it will remedy this material weakness.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

The foregoing Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended June 30, 2009.

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

THE SAGEMARK COMPANIES LTD.

Date	Signature

August 19, 2009	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
(principal executive and financial officer) and Director