Form 10-Q
period 2009-09-30
SAGEMARK COMPANIES LTD
filed 2009-11-16
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended

September 30, 2009

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer   ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 13, 2009
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Financial Statements
As of September 30, 2009

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008 (A)
ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$6,000	$45,000
Other current assets	3,000	3,000
Assets of discontinued operations	-	92,000

TOTAL ASSETS	$9,000	$140,000

LIABILITIES AND SHAREHOLDERS DEFICIENCY

Current Liabilities
Accounts payable	$204,000	$126,000
Accrued consulting fee - related party	97,000	-
Notes payable and interest – related parties	297,000	272,000
Liabilities of discontinued operations	3,013,000	2,795,000
Total Current Liabilities	3,611,000	3,193,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share (2,962 authorized and outstanding at September 30, 2009 and December 31, 2008)	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued; 8,008,261 and 7,661,503 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	80,000	80,000
Additional paid in capital	71,339,000	73,006,000
Accumulated deficit	(75,164,000)	(74,598,000)
Less common stock in Treasury (346,585 shares) at cost	-	(1,686,000)
Total Company Shareholder’s Deficiency	(3,742,000)	(3,195,000)

Noncontrolling Interests	140,000	142,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$9,000	$140,000

The accompanying notes are an integral part of the consolidated financial statements.

(A) Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on April 15, 2009 with the Securities and Exchange Commission).

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2009	2008

Revenues
Sublease income	$-	$80,000

Operating Expenses
General and administrative expenses	263,000	1,326,000
Legal fees – related party	140,000	130,000
Total Operating Expenses	403,000	1,456,000

Loss from Operations	(403,000)	(1,376,000)
Gain (loss) on sale of unconsolidated affiliate	-	102,000

Other expense, net	(22,000)	(39,000)

Loss from continuing operations	(425,000)	(1,313,000)
Loss from discontinued operations	(141,000)	(5,337,000)
Gain on disposal of discontinued operations	-	4,274,000

Net Loss	(566,000)	(2,376,000)
Less: Net Loss attributable to noncontrolling interest	(2,000)	(127,000)
Net Loss attributable to the Company	$(564,000)	$(2,223,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.05)	$(0.17)
Loss from discontinued operations	(0.02)	(0.70)
Gain on disposal of discontinued operations	-	0.56

Loss Per Common Share	$(0.07)	$(0.31)

Weighted Average Number of Common Shares	7,877,433	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,	2009	2008

Revenues:

Sublease income	-	$9,000
Operating Expenses
General and administrative expenses	$95,000	$300,000
Legal fees – related party	96,000	39,000
Total Operating Expenses	191,000	339,000

Loss from Operations	(191,000)	(330,000)

Other expense, net	(6,000)	(10,000)

Loss from continuing operations	(197,000)	(340,000)
Loss from discontinued operations	(45,000)	(858,000)
Gain on disposal of discontinued operations	-	1,169,000

Net Loss	(242,000)	(29,000)
Less: Net Loss attributable to noncontrolling interest	-	(2,000)
Net Loss attributable to the Company	$(242,000)	$(27,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.02)	$(0.04)
Loss from discontinued operations	(0.01)	(0.11)
Gain on disposal of discontinued operations	-	0.15

Loss Per Common Share	$(0.03)	$-

Weighted Average Number of Common Shares	8,008,261	7,661,503

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd. ∙ Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2009	2008

Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(425,000)	$(1,131,000)
Adjustments to reconcile net loss to net cash - Operating Activities:
Depreciation and amortization	-	11,000
Stock-based compensation (officer, directors and employees)	19,000	158,000
Loss on sale of marketable securities	2,000	(2,000)
Share of loss of unconsolidated affiliates	-	(29,000)
Gain on sale of unconsolidated affiliate	-	(102,000)
Loss on disposal of fixed assets	-	35,000
Change in assets and liabilities:
Other current assets	-	(12,000)
Accounts payable	78,000	7,000
Accrued consulting fee – related party	97,000	-
Accrued Interest, note payable	20,000	-
Net Cash - Operating Activities	(209,000)	(1,189,000)

Cash Flows - Investing Activities
Net proceeds from disposal of segments	-	1,445,468
Proceeds from sale of unconsolidated affiliate	-	3,000
Refund (payment of equipment deposits)	-	105,000
Change in net assets of discontinued operations	165,000	(509,468)
Net Cash - Investing Activities	165,000	(1,044,000)

Cash Flows - Financing Activities
Distributions to minority interest investors	-	(39,000)
Proceeds from notes payable – related party	5,000	-
Net Cash - Financing Activities	5,000	(39,000)

Net (decrease) in Cash	(39,000)	(184,000)
Cash - Beginning of Period	45,000	202,000

Cash - End of Period	$6,000	$18,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$2,000

The accompanying notes are an integral part of the consolidated financial statements.

Sagemark Companies Ltd. ∙ Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

Note 2 – Going Concern

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

As of September 30, 2009, we have no operations that generate revenue, over $3,600,000 of liabilities, and insufficient assets to satisfy any of such obligations.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 – Significant Accounting Policies

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

Note 4 – Basic and Diluted Loss Per Share

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

As of September 30, 2009, we have reserved 5,860,625 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options and warrants issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of 1,315,000 shares of our common stock at exercise prices ranging from $.14 to $3.91 per share; (ii) warrants issued to private placement investors to purchase up to 1,940,625 shares of common stock for $4 per share; (iii) warrants issued to a placement agent to purchase up to 945,000 shares of common stock for $2.00 per share; (iv) a warrant issued to a consultant to purchase 60,000 shares of common stock for $4.00 per share; and two warrants issued to two officers of the Company to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share. These outstanding options and warrants may dilute earnings per share in the future.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.  The Company’s stock-based compensation amounted to $19,000 and $158,000 for the nine months ended September 30, 2009 and 2008, respectively.  There was no such expense in the three month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

Note 6 – Concentration of Credit Risk

As of September 30, 2009, all of our cash is placed with high credit, quality financial institutions and we had no cash balances in excess of federally insured limits.

Note 7 – Investments in Unconsolidated Affiliates

Through Premier Oncology, Inc., our wholly-owned subsidiary, in 2007 we acquired a 24.5% ownership interest in Premier Oncology Management of Nassau, LLC, an entity that was developing a radiation therapy cancer treatment center in Great Neck, New York. We disposed of such asset in April 2008 and since such date we have had no investments related to an unconsolidated affiliate.

Note 8 – Commitments and Contingencies

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

Although the purchaser of our interest in P.E.T. Management of Queens, LLC agreed to indemnify the Company for the amount of our Limited Guaranty as a condition of the February 2008 sale transaction, as such instrument remains in default as of the date of this Report, the full amount of the Limited Guaranty ($1,000,000) has been included on the Company’s consolidated balance sheet under liabilities of discontinued operations.

Note 9 – Transactions with Related Parties

General Counsel
We incur legal fees for services provided to us by Robert L. Blessey, Esq.  Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 1, 2001 until July 2, 2007. As of September 30, 2009 we owe Mr. Blessey approximately $376,000, which includes a $272,000 promissory note we issued to him in July 2007 for prior legal services rendered by him to the Company.

In 2008, we defaulted on our obligations under the note, and in consideration for his continued forbearance, in 2008 we granted Mr. Blessey a security interest in our assets and the assets of Premier P.E.T. Imaging International, Inc., our wholly-owned subsidiary.

We have remained in default of such note since 2008, and on April 10, 2009, in further consideration of, among other things, Mr. Blessey’s agreement to defer payment due and his agreement to extend the maturity date of his promissory note, we issued Mr. Blessey a warrant to purchase up to 1,000,000 shares of the Company’s common stock, which vested upon issuance and which was immediately exercisable.  The warrant has a term of five years and an exercise price of $0.01 per share, such price representing the price per share of our common stock on the date the warrant was issued.  The warrant contains certain anti-dilution and piggy-back registration rights.  The Company assigned these warrants a fair market value of $10,000 and recorded such amount as stock-based compensation during the second quarter 2009.

Additionally, on May 22, 2009, in further consideration of Mr. Blessey’s agreement to forbear from enforcing his rights under such note, we entered into a forbearance agreement with Mr. Blessey that provides for, among other things, confirmation of the Company’s obligation to pay the amounts due to him under the note, and an agreement to accrue interest on such note at a rate of 10% per annum beginning as of January 1, 2009 and, to the extent that funds are available, pay such interest as incurred.  In the nine month period ended September 30, 2009, we accrued approximately $20,000 of interest on such note.

Chief Executive Officer
On April 10, 2009 we issued to Cathy Bergman, our Chief Executive Officer, a warrant to purchase up to 600,000 shares of the Company’s common stock at $0.01 per share, such exercise price representing the market price per share of our common stock on the date the warrant was issued.  The warrant has a term of five years and contains certain anti-dilution and piggy-back registration rights.  The warrant vests and is exercisable as follows:  the right to purchase up to 250,000 shares of the Company’s common stock at issuance; the right to purchase up to 250,000 shares of the Company’s common stock when the Company resolves certain debt, and the right to purchase up to 100,000 share of the Company’s common stock when the Company’s outstanding indebtedness has been reduced to an aggregate of $500,000 or less.  The Company assigned these warrants a fair market value of $5,500 and recorded such amount as stock-based compensation during the second quarter 2009.

Additionally, on April 10, 2009, in connection with certain administrative tasks and responsibilities performed for the Company by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (Taggart), we entered into an agreement with Taggart, pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement.  As of September 30, 2009, we have accrued $97,000 of unpaid fees related to such agreement.

On April 13, 2009, the Company issued the 346,585 shares of its common stock in its treasury to Ms. Bergman at $0.01 per share, the then market price per share of our common stock.  The issuance of these shares offset a portion of the outstanding amount due to Ms. Bergman.

During the three month period ended September 30, 2009, the Company borrowed $5,000 from Ms. Bergman to meet on-going operational expenses.  Such amount bears interest at a rate of 5% and is due on demand.

Note 10 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of September 30, 2009 and December 31, 2008 and the related summary of discontinued operations for the three and nine months ended September 30, 2009 and 2008.

Net Liabilities of Discontinued Operations

	September 30, 2009	December 31, 2008

Assets:
Cash	$-	$17,000
Management fees receivable - related parties	-	75,000
Assets to be disposed	-	92,000

Liabilities:
Accounts payable	264,000	179,000
Judgments and liens	1,749,000	1,616,000
Limited Guaranty Default	1,000,000	1,000,000
Liabilities to be disposed	3,013,000	2,795,000
Net liabilities to be disposed	$(3,013,000)	$(2,703,000)

	2009	2008
For the nine months ended September 30
Revenues:
Management fee revenues - related parties	$63,000	$1,037,000
Net patient service revenue	-	136,000
Lease revenue	-	198,000
Total revenues	63,000	1,371,000

Operating expenses:
Patient service costs and expenses	-	341,000
Equipment maintenance	-	208,000
Salaries, payroll taxes and fringe benefits	-	274,000
Professional fees	-	206,000
General and administrative expenses	97,000	1,207,000
Liability for judgments	-	1,526,000
Impairment of fixed assets	-	1,688,000
Depreciation and amortization	-	673,000
Total operating expenses	97,000	6,123,000

Loss from operations	(34,000)	(4,752,000)
Interest expense	(132,000)	(586,000)
Other income (expense), net	25,000	1,000
Net Loss	(141,000)	(5,337,000)
Less: net income attributable to noncontrolling interest	(2,000)	(163,000)

Loss from discontinued operations attributable to the Company	$(139,000)	$(5,174,000)

	2009	2008
For the three months ended September 30
Revenues:
Management fee revenues (adjustments)	$2,000	$-
Net patient service revenue (contractual adjustments)	-	(18,000)
Total revenues	2,000	(18,000)

Operating expenses:
Salaries, payroll taxes and fringe benefits	-	7,000
Professional fees	-	57,000
General and administrative expenses	8,000	606,000
Depreciation and amortization	-	1,000
Total operating expenses	-8,000	671,000

Income (Loss) from operations	(8,000)	(689,000)
Interest expense	(44,000)	(174,000)
Other income (expense), net	7,000	5,000
Net Loss	(45,000)	(858,000)
Less: net income attributable to noncontrolling interest	-	(36,000)

Loss from discontinued operations attributable to the Company	$(45,000)	$(858,000)

Note 11 – New Accounting Updates

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be  superseded.  The Company adopted this new accounting pronouncement for the three month period ended September 30, 2009, as required, the adoption of which did not have a material impact on our financial statements taken as a whole.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which was subsequently incorporated into FASB ASC topic 855 “Subsequent Events.”  This ASC establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, the adoption of which did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through November 13, 2009, the date the consolidated financial statements were issued, and do not believe that there were any material subsequent events that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

As of September 30, 2009, The Sagemark Companies Ltd. does not have any business operations other than administrative operations related to shareholder, creditor and tax matters.

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

At September 30, 2009, we have approximately $3,600,000 of current liabilities and no current operations that generate revenue.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

As of September 30, 2009 we do not have any significant operations, other than administrative operations related to shareholder and creditor related issues.

The following discusses and compares the results of our operations for the three and nine month periods ended September 30, 2009 as compared to the three and nine month periods ended September 30, 2008.

For the three months ended September 30, 2009, we incurred a net loss attributable to the Company of $242,000, as compared to a net loss of $27,000 in the same period in 2008.   For the nine months ended September 30, 2009, we incurred a net loss attributable to the Company of $564,000, as compared to a net loss of $2,223,000 in the same period in 2008.  The significant difference in the comparative periods is the result of the sale or termination of our PET imaging center operations during the course of the first and second quarters of 2008.

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

Total revenue from discontinued operations in the three and nine months ended September 30, 2009 was $2,000 and $63,000 respectively.  Revenue from discontinued operations is the result of collection of management fees from prior periods which were previously written-off and not the result of any current management activities.

Comparatively, in 2008, total revenue from discontinued operations was $18,000 and $1,037,000 for the three and nine month period ended September 30, 2008, respectively.  We ceased operations of all but one of our PET imaging centers as of March 31, 2008, and our last remaining center closed as of June 30, 2008.  Revenue from discontinued operations is the result of collection of patient service revenue and management fees generated in the prior periods of operation.

The significant difference in the 2009 and 2008 comparative periods is the result of the sale or termination of our PET imaging center operations in 2008.

Operating Expenses
Total operating expenses in the three and nine month periods ended September 30, 2009 was $191,000, and $403,000 respectively.  Of such amounts, all but $97,000 of the operating expenses in the three  months ended September 30, 2009 were from general and administrative expenses relating to continuing operations and all but $8,000 of such expenses in the nine month period were from general and administrative expenses relating to continuing operations.

Comparatively, in the three and nine month periods ended September 30, 2008, total operating expenses were $339,000 and $1,456,000, respectively.   Expenses decreased significantly in 2009 as all of our PET imaging operations were terminated during the first half of 2008.

Interest Expense
Total interest expense in the three and nine months ended September 30, 2009 was $52,000 and $157,000 respectively.  Of such amount, $8,000 was attributable to continuing operations in the three month period ended September 30, 2009 and $20,000 was attributable to continuing operations in the nine month period ended September 30, 2009.  The interest related to continuing operations is interest accruing on a promissory note in the amount of $272,000 due to a related party on which we have defaulted and with whom we entered into a forbearance agreement on May 22, 2009.

The interest of discontinued operations is interest accruing on a default judgment that was granted in July 2008 relating to a premise lease for space in a building that we never occupied and was $44,000 and $132,000 respectively in the three and nine months ended September 30, 2009.

In the comparative periods in 2008, interest expense was $174,000 in the three month period ended September 30, 2008 and $586,000 in the nine month period, all of which related to discontinued operations, and almost all of which was attributable to interest on capitalized lease obligations on our PET and PET/CT imaging equipment.  The reduction in interest costs in the current period were principally due to the termination and settlement of all of the Company’s capitalized leases for its PET and PET/CT imaging equipment, and the termination of other various debt instruments that were related to its PET imaging operations, all of which previously accrued interest.

Other
Our two radiation therapy ventures, both of which were disposed of in 2008, had not become operational at the time of our disposal and had not generated any revenue.

Outlook

As of September 30, 2009 we do not have any operations other than limited administrative, shareholder and creditor related activities.  We have no operations that generate revenue.

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

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on evaluation of our disclosure controls and procedures as of September 30, 2009, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the period ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the period ended September 30, 2009.

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

THE SAGEMARK COMPANIES LTD.

Date	Signature

November 16, 2009	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
(principal executive and financial officer) and Director