Form 10-K
period 2009-12-31
SAGEMARK COMPANIES LTD
filed 2010-04-15
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009

Commission file Number 0-4186

THE SAGEMARK COMPANIES LTD.
(Name of small business issuer as specified in its charter)

New York	13-1948169
(State of incorporation)	(IRS Employer Identification Number)

1221 Avenue of the Americas, Suite 4200
New York, NY 10020
(Address of principal executive offices)

Issuer’s telephone number, including area code: (212) 554-4219

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer  ☐   Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2009 was $0.

The aggregate market value of the common equity held by non-affiliates of the issuer as of April 8, 2010 was approximately $129,500 computed on the basis of a closing price of $0.02 per share on such date of the issuer’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

As of April 15, 2010 there were 8,008,261 shares of the Company’s par value $0.01 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

TABLE OF CONTENTS

The Sagemark Companies Ltd. ∙ Form 10K

PART I

Item 1. Description of Business

Description of the Company

As of December 31, 2009, the Sagemark Companies Ltd (the “Company”) did not have any business operations other than administrative operations related to shareholder, creditor and tax matters.

Discontinued Operations

In 2008 we sold or discontinued the operations of all of our out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”).  Such operations consisted of eight such facilities located in New York, New Jersey, Florida and Kansas.

Overview

Beginning in 2001 we focused our efforts on the development of out-patient medical diagnostic imaging centers that offered PET and PET/CT imaging services.  Although we had developed and were operating eight such facilities as of January 2008, we continued to incur significant operating losses from such operations and we were unable to generate revenue from our PET imaging centers sufficient to support our significant debt obligations, on-going operations and corporate overhead.

In January 2008, our Board of Directors determined that it was in our best interest and that of our shareholders and creditors to seek a divestiture of our PET imaging centers in an attempt to satisfy our significant debt obligations.  Accordingly, by March 2008, all but one of such facilities were sold or closed and the one remaining facility closed in June 2008.  Additionally, we discontinued our efforts to develop radiation therapy operations and disposed of our two radiation therapy ventures in April 2008.  Both of such projects were in development and neither had been operational prior to discontinuation.  We closed our corporate office in Boca Raton, Florida in November 2008 and terminated our remaining employees at such time.

As of the date of this Report, we have one member of the Board of Directors who also serves as the Company’s Chief Executive Officer and its interim Chief Financial Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Employees

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

Risks Related to Our Current Financial Condition

We have discontinued substantially all of our operating activities

Our limited operations in 2009 consisted of administrative tasks related to shareholder and creditor issues.  During 2008 we sold or closed all our PET imaging centers and sold or terminated our radiation therapy projects that were in development.  We do not currently have a plan for any future operations.  Until such time as we develop a new business, if ever, our revenues, if any, will not be significant. The capital requirements associated with developing a new business will be substantial and will require additional outside financing. There can be no assurance that we will be able to continue as an active corporation.

We have a history of losses, do not have sufficient working capital, are in default on all of our debt obligations, and may seek protection under available bankruptcy laws

Debt and guarantees at December 31, 2009 approximated $3.8 million, as compared to $3.2 million in 2008.  We do not have sufficient capital to satisfy any such debt or obligations.

Our financial distress and significant obligations raise substantial doubt about our ability to continue our operations and efforts to restructure our business.  If we are unable to resolve outstanding creditor claims, we may have no other alternative than to seek protection under available bankruptcy laws.

The loss of our executive officers or key personnel would adversely affect our business

Our ability to restructure our business will be dependent on the services of our current executive officers. If we are unable to compensate our existing or future executives, we may lack the required leadership to restructure our business.

A successful liability claim against us would harm our business

Prior to March 31, 2008, we maintained commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate.  At an annual cost of approximately $473,000, we were unable to maintain such coverage, and all of such coverage was cancelled when we terminated our PET imaging operations in 2008.

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

Beginning with calendar year 2008 we were required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

During 2009, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.01 per share to a high of $0.08 per share and during 2008 at prices ranging from a low of $0.01 per share to a high of $0.24 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock is limited, so investors may not be able to sell as many of their shares as they want at prevailing prices

Shares of our common stock are traded on the OTCBB on a very limited basis with approximately 260,000 shares traded during the year 2009, or an average of approximately 22,000 shares per month, as compared to approximately 1,092,000 shares that traded during the year 2008, or an average of 91,000 shares per month.  If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

Additional authorized shares of our common stock available for issuance may adversely affect the market

We are authorized to issue 25,000,000 shares of common stock. As of December 31, 2009, there are 8,008,261 shares issued and outstanding. The total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company’s 1999 Long-Term Incentive Stock Option Plan (the “Stock Option Plan”).

As of December 31, 2009, the Company had outstanding stock options and warrants to purchase an aggregate of 1,842,500 shares of our common stock. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants.  To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without obtaining shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. All of the 8,008,261 shares of our common stock outstanding have been issued for more than six months.

In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Our office address is 1221 Avenue of the Americas, Suite 4200, New York, New York 10020 and is leased on a month to month basis pursuant to a Service Agreement with Rockefeller Group Business Centers, an unaffiliated landlord, at an annual all-inclusive lease arrangement of approximately $3,000.

Item 3. Legal Proceedings

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance.

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. A counter-claim was filed against us in such Action, but we believe it to be without merit and have contested such claim.  Such Action is on-going and there can be no assurance as to its outcome.

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

Quarter Ended	High Bid	Low Bid

March 31, 2009	$0.02	$0.01
June 30, 2009	$0.01	$0.01
September 30 2009	$0.05	$0.02
December 31, 2009	$0.08	$0.01

March 31, 2008	$0.24	$0.02
June 30, 2008	$0.05	$0.01
September 30, 2008	$0.03	$0.01
December 31, 2008	$0.02	$0.01

On April 15, 2010, there were approximately 2,236 holders of record of our common stock.

Dividends
We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

We did not have any operations in year 2009 that generated revenues.  In year 2009 we had approximately $63,000 in revenue from discontinued operations, all of which resulted from operations prior to discontinuance in 2008.  We generated approximately $1.5 million of revenue in year 2008, all of which resulted from operations discontinued in year 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Overview

The Company currently does not have any operations other than administrative operations related to shareholder, creditor and tax matters.

Prior to the discontinuation of such operations by the second quarter 2008, the Company owned, operated and/or managed eight out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”), a medical imaging procedure used by physicians in the diagnosis, staging and treatment of cancers and other illness and disease.

Additionally, the Company had been involved in the development of two radiation therapy facilities, prior to discontinuing such efforts in the first quarter of 2008. Our two radiation therapy ventures, both of which were disposed of in 2008, had not become operational at the time of our disposal and had not generated any revenue.

Results of Operations

The following discusses and compares the results of our business operations for the years 2009 and 2008.

Revenues
Our prior operations, which were discontinued in 2008, generated revenue from three sources: (i) net patient service revenue from the PET imaging centers which we owned; (ii) management fees from the PET imaging centers which we managed pursuant to services agreements; and (iii) lease revenue from a PET imaging center where we leased time on PET/CT equipment to physician groups.

We had no net patient service revenue in 2009 compared to 2008 during which we had net patient service revenues of $142,000.  The significant difference in the revenue in the comparable periods was the result of the sale or termination of all of our PET imaging centers operations in 2008, all but one of which had been sold or closed as of March 31, 2008.  The remaining center was closed in June 2008.

Management fee revenue in year 2009 from our discontinued operations was $63,000 as compared to 2008 in which we had management fee revenues of $1,045,000, the significant difference of which resulted from the sale or termination of all but one of such imaging centers in the first quarter 2008.  The remaining center was closed in June 2008.

Lease revenues were all previously generated by our PET imaging center located in Jacksonville, Florida.  We had no lease revenue in year 2009 and our lease revenue in 2008 was $198,000.  All lease revenue terminated as of March 31, 2008 when we closed Premier PET Imaging of Jacksonville.

Operating Expenses
Consolidated operating expenses in year 2009 were $604,000, of which $507,000 was from continuing operations and $97,000 was from discontinued operations.    Comparatively, in 2008, $1,616,000 of such expenses related to ongoing operations and $7,160,000 related to discontinued operations.  Expenses decreased significantly in 2009 as compared to 2008 as all of our eight PET imaging operations were terminated in 2008 and we had no employees or any substantive operations in year 2009.

Interest Expense
Interest expense in 2009 was $213,000, of which $27,000 related to ongoing operations and $186,000 of which related to discontinued operations.  Comparatively, in 2008, we had interest expense of $641,000, all of which related to discontinued operations. The significant decrease in interest costs were principally due to the termination and settlement of all of the Company’s capitalized leases for its PET and PET/CT imaging equipment in 2008, and the termination of other various debt instruments that were related to our PET imaging operations, all of which previously accrued interest.

Investments Accounted for Under the Equity Method
We have no investments accounted for under the equity method in 2009 or 2008.

Minority (Noncontrolling) Interests
During 2009 minority interests owned 49% of Suffolk PET Management LLC which is involved in certain, legal proceedings (see Item 3).  In 2008, minority interests owned 49% of Suffolk PET Management as well as 11% of Morris County PET Management, LLC and 22% of Hialeah PET Management, LLC.  Through February 12, 2008, minority interests owned 49% of PET Management of Long Island, LLC, and 10% of PET Management of Queens, LLC . The minority share of losses of our subsidiaries was $2,000 in 2009 compared to $42,000 in 2008.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Financial Condition – Liquidity and Capital Resources

As of December 31, 2009 we do not have any operations other than basic administrative, shareholder and creditor related activities and we have no operations that generate revenue.  We have approximately $3.8 million of current liabilities and we do not have sufficient working capital to satisfy our obligations to any of our creditors. Our financial distress, along with our history of significant net losses, raises substantial doubt about our ability to continue as a going concern.

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

Special Note Regarding Forward Looking Statements

Certain statements contained in this Annual Report, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import, constitute “forward-looking statements.”  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us which are described in this Report and the other documents we file with the SEC.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 8. Financial Information.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Sagemark Companies Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of The Sagemark Companies Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has ceased all operations and has a working capital deficiency of $3,752,000 at December 31, 2009. In addition, the Company is in default on substantially all of its outstanding debt and without sufficient capital at December 31, 2009 to satisfy any of the remaining debts or obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSPC

MSPC Certified Public Accountants and Advisors
A Professional Corporation

Cranford, New Jersey
April 14, 2010

Sagemark Companies Ltd
CONSOLIDATED BALANCE SHEETS

December 31	2009	2008

ASSETS

Current Assets:
Cash	$3,000	$45,000
Other current assets (includes marketable securities with a cost of $3,000 which are reported at fair value of $3,000 at December 2008 )	-	3,000
Assets of discontinued operations	-	92,000

TOTAL ASSETS	$3,000	$140,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$244,000	$126,000
Accrued consulting fee – related party	144,000	-
Notes payable – related parties	311,000	272,000
Liabilities of discontinued operations	3,056,000	2,795,000
Total Current Liabilities	3,755,000	3,193,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share; authorized and outstanding 2,962 in 2009 and 2008 (see Note 11)	3,000	3,000
Common stock, par value $0.01 per share; 25,000,000 authorized; 8,008,261 shares issued and outstanding in 2009 and 8,008,261 shares issued and 7,661,503 shares outstanding in 2008.	80,000	80,000
Additional paid in capital	71,339,000	73,006,000
Accumulated deficit	(75,314,000)	(74,598,000)
Less common stock in Treasury (346,758 shares) at cost	-	(1,686,000)
Total Shareholders’ Deficiency	(3,892,000)	(3,195,000)

Noncontrolling Interests	140,000	142,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$140,000

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2009	2008

REVENUE
Sublease income	$-	116,000

OPERATING EXPENSES
Salaries, payroll taxes and fringe benefits	-	693,000
General and administrative expenses	440,000	759,000
Legal fees – related party	67,000	164,000
Total Operating Expenses	507,000	1,616,000

Loss from Operations	(507,000)	(1,500,000)

Gain (loss) on sale of unconsolidated affiliate	-	102,000
Other (expense) income, net	(27,000)	(37,000)

Loss from continuing operations	(534,000)	(1,435,000)
Loss from discontinued operations	(182,000)	(2,962,000)
Gain on disposal of discontinued operations (including gain on settlement of liabilities of $ 0 and $717,000 respectively for the years ended December 31, 2009 and 2008)	-	4,274,000

Net Loss	$(716,000)	$(123,000)
Less: Net Loss attributable to noncontrolling interest	(2,000)	(42,000)
Net Loss attributable to the Company	(714,000)	(81,000)

Basic and Diluted Loss Per Common Share
Loss from continuing operations	$(0.07)	$(0.19)
Loss from discontinued operations	(0.02)	(0.38)
Gain on disposal of discontinued operations	-	0.56

Net Loss	$(0.09)	$(0.01)

Weighted Average Number of Common Shares	7,910,409	7,661,503

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIENCY

	Preferred Shares	Preferred Share Par Value	Common Shares	Common Shares Par Value	Additional Paid-In Capital Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Less Common Stock in Treasury	Total Shareholder’s Deficiency
BALANCE JANUARY 1, 2008	2,962	$3,000	8,008,261	$80,000	$72,844,000	$(2,000)	$(74,476,000)	$(1,686,000)	$(3,237,000)
Components of other comprehensive (loss):
Net (loss)							(83,000)		(83,000)
Unrealized investment holding gains (losses)						2,000			2,000
Total comprehensive loss									(81,000)
Stock Compensation expense					162,000				162,000
Distribution to minority interest investors (related parties)							(39,000)		(39,000)

BALANCE DECEMBER 31, 2008	2,962	3,000	8,008,261	80,000	$73,006,000	-	(74,598,000)	(1,686,000)	(3,195,000)
Reissuance of Treasury Shares					(1,682,500)			1,686,000	3,500
Issuance of Warrants					15,500				15,500
Net Loss							(716,000)		(716,000)
BALANCE DECEMBER 31, 2009	2,962	$3,000	8,008,261	$80,000	$71,339,000	$-	$(75,314,000)	$-	$(3,892,000)

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year end December 31,	2009	2008

Cash Flow – Operating Activities
Loss from continuing operations attributable to the Company	$(534,000)	$(1,435,000)
Adjustment to reconcile Net Loss to Net Cash – Operating Activities:
Depreciation and amortization	-	12,000
Share of loss of unconsolidated affiliates	-	29,000
Stock-based compensation, employees	-	162,000
Stock-based compensation, officers	19,000	-
(Gain) Loss on sale of marketable securities	3,000	(2,000)
(Gain) loss on sale of unconsolidated affiliate	-	(102,000)
Loss on disposal of fixed assets	-	32,000
Change in assets and liabilities:
Other current assets	-	31,000
Accounts payable	118,000	(25,000)
Accrued consulting fee – related party	144,000	-
Accrued interest payable – related party	32,000	-
Accrued expenses	-	(68,000)
Net Cash – Operating Activities	(218,000)	(1,366,000)

Cash Flows – Investing Activities
Purchase of fixed assets	-	3,000
Net proceeds from disposal of segments	-	1,445,000
Refund (payment) or equipment deposits	-	105,000
Net Cash – investing Activities	-	1,553,000

Cash Flows – Financing Activities
Distributions to minority (noncontrolling) interest investors	-	(39,000)
Proceeds from note payable – related party	7,000	-
Net Cash – Financing activities	7,000	(39,000)

Discontinued Operations
Net cash provided by (used in) operating activities	169,000	(305,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net Cash – Discontinued Operations	169,000	(305,000)

Net Decrease in Cash	(42,000)	(157,000)
Cash – Beginning of Year	45,000	202,000

Cash – End of Year	$3,000	$45,000

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.
Notes to the Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation

Organization and Nature of Operations
At December 31, 2009, the Sagemark Companies Ltd (the “Company” or “We” or “Our”) does not have any operations other than administrative operations related to shareholder, creditor and tax matters.

Prior to discontinuing all such operations as of the second quarter 2008, the Company owned, operated and/or managed eight out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”), a medical imaging procedure used by physicians to assist in the diagnosis, staging and treatment of cancers and other illness and disease.   The PET imaging centers were operated either through direct ownership or through Administrative Services Agreements and we were responsible for obtaining premise leases, medical diagnostic imaging equipment and maintenance agreements, supply agreements and personnel.

Additionally for over a year, the Company had been involved in the development of a number of radiation therapy facilities, prior to discontinuing all of such operations and activities in 2008.

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  The Company did not generate any revenue in year 2009, and has no current operations that generate revenue.  Further, as of December 31, 2009, the Company has a negative working capital position of approximately $3.8 million.

These circumstances, among others, raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to continue to conduct limited administrative activities in connection with its efforts to resolve outstanding creditor claims and other contractual obligations as long as it is able to do so.  However, there can be no assurance that we will be successful and, if we are unable to resolve outstanding creditor claims, we may seek protection under available bankruptcy laws.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and accounts of our majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

For our subsidiaries that are not wholly-owned, we eliminate the minority interest portion of their profits and losses.

Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, all of our cash represents bank deposits and we do not have any cash equivalents.

Accounts Receivables
All of our accounts receivables are reported at their estimated, net collectible amounts.

Marketable Securities
All of our investments that we classify as marketable securities have readily determinable fair market values, are categorized as available-for-sale and are recorded at fair market value. We adopted the fair value option pursuant to ASC 820, Fair Value Measurements and Disclosures on January 1, 2008 as it relates to our available for sale marketable securities. As a result, we will report unrealized gains and losses on our available for sale marketable securities in earnings (loss) for each reporting date. When management determines that a decline in the fair market value of a marketable security is other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is charged to earnings as a realized loss.  At December 31, 2009 we have no marketable securities.  Our marketable securities at December 31, 2008 were $3,000 and were included as part of our current assets.

Fixed Assets
Furniture, fixtures, equipment and leasehold improvements are carried at cost less allowances for accumulated depreciation. The cost of equipment previously held under capital leases was equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease, less allowances for accumulated depreciation. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which ranges from 2-7 years for furniture, fixtures and equipment. Leasehold improvements were amortized over periods not in excess of applicable lease terms or useful lives. Amortization of capitalized leases and leasehold improvements is included within depreciation expense.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates, jointly owned companies and other investments in which we own 20% to 50% interest or otherwise exercises significant influence are carried using the equity method of accounting, adjusted for the Company’s proportionate share of their undistributed earnings or losses.  At December 31, 2009 we had no investments in unconsolidated affiliates.

Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

Substantially all of our long-term assets consisted of the net book value of the medical equipment, office equipment and leasehold improvements related to our PET imaging operations.  Our divestiture of all of such operations during 2008 resulted in the liquidation, forfeiture or abandonment of all long-lived assets and as of December 31, 2009 we have no long-lived assets.

Revenue Recognition
Net Patient Service Revenues
Net patient service revenues from discontinued operations were reported at the estimated net realizable amounts due from patients, third-party payors, and others for services rendered, including provisions for estimated contractual adjustments (based on historical experience) under our reimbursement agreements with third-party payors. We were not engaged in the practice of medicine.  All operations that generated net patient service revenues were discontinued on or before March 31, 2008.  We had no net patient service revenues in year 2009.

Management Fees
Management fee revenues from discontinued operations were derived from agreements with contracted radiology practice group’s PET imaging centers.  We recorded management fee revenues based upon the monthly net cash (the practice groups’ collections less amounts deducted for radiologists’ fees, technicians’ fees and salaries) we received from the practice groups, plus the net realizable value of the practice groups’ outstanding patients accounts receivable, all subject to agreed upon management fee ceilings.  All operations that generated management fees were discontinued as of June 1, 2008.  We had $63,000 of management fee revenue in 2009, all of which was related to operations of our three imaging centers in Florida that discontinued operations in 2008.

At December 31, 2009 we have management fees due to us from our discontinued operations in East Setauket, New York which are the subject of an ongoing legal action, the amount of which is in dispute and is unknown as of the date of this Annual Report (see Item 3 – Legal Proceedings).

Lease Revenue
We previously leased time on our PET/CT equipment at Premier PET Imaging of Jacksonville to physician groups under lease agreements with terms ranging from 1 to 2 years, all of which were terminated as of March 31, 2008. We have had no lease revenue since such period.

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.  If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

On January 1, 2007, we adopted the provisions of ASC 740, Income Taxes, as it relates to the former FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

The Company has 205,000 options and 1,637,000 warrants outstanding as December 31, 2009, which are anti-dilutive and therefore are excluded from the computation of diluted loss per share for the year ended December 31, 2009.

Fair Value of Financial Instruments
Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, we used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain financial instruments, including cash, receivables, and current liabilities, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. For investments in marketable securities, fair value is estimated based on current quoted market price. The fair value of our property and equipment is estimated to approximate their net book values. The fair value of capital lease and note payable obligations as recorded approximate their fair values as represented by the net present value of the future payments on the underlying obligations.

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash. As of December 31, 2009, all of our cash is placed with high credit, quality financial institutions.  As of December 31, 2009 we had no cash balances in excess of federally insured limits.

Stock-based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation. We recognized aggregate stock-based compensation related to employees of $19,000 and $162,000, respectively, for the years ended December 31, 2009 and 2008. As of December 31, 2009, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

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

The following tables summarize our stock purchase options and warrants in the two years ended December 31, 2009 and 2008:

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	2009	2009	2008	2008

Outstanding at beginning of year	1,315,000	$1.39	1,815,000	$1.36
Granted	1,600,000	$0.01	-	-
Exercised	-	-	-	-
Forfeited / Expired	(1,072,500)		(500,000)	$0.83
Outstanding at end of year	1,842,500	$0.02	1,315,000	$1.39

Exercisable at year end	1,495,000		1,315,000	$1.39
Weighted average fair value		$0.01	-
per share of warrants granted
during the year

Options subject to Long Term
Incentive Plan	1,600,000		1,600,000
Options issued pursuant to
Long Term Incentive Plan	205,000		1,290,000
Options available under
Long Term Incentive Plan	1,385,000		310,000

	Outstanding	Weighted Avg.	Weighted Avg.	Total Intrinsic
	at 12/31/09	Exercise Price	Remaining Life	Value

Range of Exercise Prices
Under $1	1,842,000	$0.02	4 years	$16,000

	Outstanding	Weighted Avg.	Weighted Avg.	Total Intrinsic
	at 12/31/08	Exercise Price	Remaining Life	Value

Range of Exercise Prices
Under $1	175,000	$0.14	4.65 years	$111,000
Between $1 and $2	1,105,000	$1.51	1.99 years	$106,650
Over $3	35,000	$3.91	1.07 years	$0

	1,315,000	$1.38	2.25 years	$217,650

In January 2005 we issued (i) warrants to private placement investors to purchase up to 1,940,625 shares of common stock for $4 per share; and (ii) warrants to a placement agent to purchase up to 945,000 shares of common stock for $2.00 per share which are not reflected in the above schedule. All of such options and warrants were deemed expired as of December 31, 2009 and were not renewed.

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

Recently Adopted Accounting Pronouncements

Life of Intangible Assets
During the first quarter of 2009, we adopted new accounting guidance issued by the FASB for the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition.

Fair Value of Financial Instruments and Other-Than-Temporary Impairment
During the second quarter of 2009, we adopted three related sets of accounting guidance issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of these three sets of accounting guidance did not have a material impact on our consolidated balance sheet, results of operations or financial condition.

Subsequent Events
During the second quarter of 2009, we adopted new accounting guidance issued by the FASB related to subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting guidance did not have a material impact on our consolidated balance sheet position, results of operations or financial condition.

Accounting Standards Codification
In June 2009, Accounting Standards Update (“ASU”) No. 2009-01 amended the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles was issued as authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the ASC for the period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements since the FASB Codification is not intended to change or alter existing GAAP.

Recently Issued Accounting Standards

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009. We do not believe the adoption of this new accounting guidance will have a material impact on our consolidated balance sheet, results of operations or financial condition.

Revenue Recognition
In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the FASB also issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009.

This new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. We do not believe that adoption of this accounting guidance will have a material impact on our consolidated balance sheet, results of operations or financial condition.

Improving Disclosures About Fair Value Measurements
In January 2010, the FASB issued an amendment to the existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated balance sheet, results of operations or financial condition.

NOTE 4 - Marketable Securities

At December 31, 2009 we have no available-for-sale marketable securities.

NOTE 5 – Fixed Assets

At December 31, 2009 we have no fixed assets, with the exception of those assets which are subject to a legal action as more detailed in Item 3 - Legal Proceedings. However, as such items are subject to the uncertainties of a legal action they are no longer carried on our books.

NOTE 6 – Investment in Unconsolidated Affiliates

As of December 31, 2009 we have no investments in unconsolidated affiliates.

NOTE 7 – Notes Payable

At December 31, 2009 we have a note payable of $272,000 to Robert L. Blessey, for legal services provided to the Company in prior years. Such note accrues interest at 10% per annum as of January 1, 2009 and is currently in default. At December 31, 2009 the note payable, plus accrued interest, is approximately $300,000.

Additionally, at December 31, 2009, we have a note payable of $7,000 to Cathy Bergman, our Chief Executive Officer, for funds loaned to the Company, and we owe a consulting firm owned by Ms. Bergman $144,000 for services rendered in 2009 pursuant to an agreement with such entity.

NOTE 8 – Subordinated Notes Payable

At December 31, 2009 we had no subordinated notes payable.

NOTE 9 – Income Taxes

For the year ended December 31, 2009 we had no income tax provision and in 2008 our income tax provision consisted of current state income tax expense of $14,000.

As of December 31, 2009, we have net operating loss carryforwards approximating $49 million. The loss carryforwards will expire at various dates from 2010 through 2027. The issuance of shares of our common stock for the acquisition of certain assets limits the utilization of our tax net operating loss carryover for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

NOTE 10 – Commitments and Contingencies

Operating Lease Obligations
We previously leased real estate for our corporate offices and our PET imaging center operations and office equipment under operating lease agreements, some with related parties (see Note 12). In concert with the termination of our PET imaging operations, we negotiated the premature termination of all of such leases, including the lease of our former corporate office in Boca Raton, Florida, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned to the third parties that operate medical imaging centers at such facilities and who pay the landlord directly. As of December 31, 2009 we have not been notified of any default under such leases.

Debt Guarantees
We have guaranteed certain debt obligations (see Note 14 - Subsequent Events).

Long-term Employment Commitments and Severance Compensation
Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 with an annual salary of $1 and a $250 monthly allowance for use of her office.

On April 10, 2009, in connection with certain administrative tasks and responsibilities performed for the Company by Taggart Resource Group, Ltd. (“Taggart”), an entity owned by Ms. Bergman, we entered into an agreement with Taggart, pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement. As of December 31, 2009, we have accrued $144,000 of unpaid fees related to such agreement.

Legal Proceedings
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance.

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith. We are also seeking an inspection of books and records and an accounting in the Action. A counter-claim was filed against us in such Action, but we believe it to be without merit and have contested such claim. Such Action is on-going and there can be no assurance as to its outcome.

NOTE 11 – Capital Stock

Common Stock
As of December 31, 2009 and 2008, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 and 7,661,503 shares are issued and outstanding as of December 31, 2009 and 2008, respectively.

Preferred Stock
As of December 31, 2009 and 2008, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares are issued and outstanding. The following provides information about each series of designated preferred stock.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at our option at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. No dividends were declared for the years ended December 31, 2009 and 2008.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. No dividends were declared for the years ended December 31, 2009 and 2008.

Series F (2,700 shares issued and outstanding) - In 1984, in consideration for certain creditors granting extensions on our former debts, we issued 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at our option after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for the years ended December 31, 2009 and 2008.

NOTE 12 – Transaction with Related Parties

The balance sheet effect of transactions with related parties is as follows.

Officers and Directors

Our Chief Executive Officer

We incur fees for services rendered to Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer. As more detailed in Note 10 – Long Term Employment Agreements, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart, we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds. We were not able to pay Taggart the $5,000 monthly minimum due each month and as of December 31, 2009 we owe Taggart $144,000 in connection with such agreement.

On April 13, 2009, the Company issued the 346,585 shares of its common stock in its treasury to Ms. Bergman at $0.01 per share, the then market price per share of our common stock. The issuance of the shares offset a portion of the then outstanding amount due to Ms. Bergman.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $7,000 from Ms. Bergman in 2009 to pay certain operating expenses. Such amount bears interest at a rate of 5% and is due on demand.

Our Secretary

We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and General Counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of $67,000 in year 2009 and $164,000 in year 2008. Additionally, we owe Mr. Blessey $272,000 for prior legal services and in July 2007 issued to him a non- Interest bearing promissory note in such amount that was due June 30, 2008 on which we are in default. In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, we agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred. As of December 31, 2009 the promissory note remains in default and we have been unable to make any payment toward the interest due thereon.

Additionally, in consideration of Mr. Blessey’s agreement to defer payment by the Company for legal services rendered by him from time to time on behalf of the Company, the Company issued a warrant to Mr. Blessey in April 2009 to purchase up to 1,000,000 shares of the Company’s common stock with a term of five years at an exercise price of $0.01 per share, such price representing the price per share on the date the warrant was issued. Such warrant contains certain anti-dilution and piggy-back registration rights.

Marketing Fees (Discontinued Operations)

We paid fees to certain marketing entities and individuals that are related to us via employee or investor relationships, all of which were discontinued on or before March 31, 2008. In year 2009 we paid no marketing fees to any related individual or entity and in 2008 we paid $35,000 in related party marketing fees.

Management Fees (Discontinued Operations)

Prior to our sale of our interest in Premier PET of Long Island, LLC and PET Management of Queens, LLC in February 2008, through such subsidiaries, we earned fees from the management of Rockville PET Imaging, PC and Forest Hills PET Imaging, PC, both of which are owned by Lucille Taverna, M.D., a radiologist who owned a percentage of our subsidiaries that managed such entities. In 2008, we earned approximately $561,000 from such entities and have had no revenue from such entities since the sale of our interest in such subsidiaries.

Our subsidiary Hialeah PET Management LLC formerly earned fees from the management of Premier PET Imaging of Hialeah, LLC, and our subsidiaries, Premier PET Imaging of Jacksonville, LLC and Premier PET Imaging of Tamarac, LLC earned fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owned 17% of Hialeah PET Management, LLC. All of such operations were discontinued in 2008. In 2009 we received $63,000 in management fees that were generated prior to the discontinuation of operations, and in 2008 earned approximately $358,000.

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET Imaging. Anna Associates LLC owns 49% of Suffolk PET Management. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In 2008 we had management revenues of approximately $126,000. In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with certain management fees due to us, among other claims. As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the balance due to us as of December 31, 2009. The legal action is on-going and there can be no assurance as to its outcome.

NOTE 12 – Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations and closed our corporate offices in Boca Raton, Florida, terminating all of our employees. The following table provides information regarding the net liabilities of our discontinued operations as of December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
Assets:
Cash	$-	$17,000
Management fees receivable - related parties	-	75,000
Assets to be disposed	-	92,000

Liabilities:
Accounts payable	255,000	179,000
Judgments and liens	1,801,000	1,616,000
Limited Guaranty Default	1,000,000	1,000,000
Liabilities to be disposed	3,056,000	2,795,000

Net liabilities to be disposed	$(3,056,000)	$(2,703,000)

For the Year Ended December 31,	2009	2008

Revenues:
Management fee revenues - related parties	$63,000	$1,045,000
Net patient service revenue	-	142,000
Lease revenue	-	198,000
Total revenues	63,000	1,385,000

Operating expenses:
Patient service costs and expenses	-	342,000
Equipment maintenance	-	227,000
Salaries, payroll taxes and fringe benefits	-	298,000
Professional fees	-	217,000
General and administrative expenses	97,000	1,097,000
Liability for limited guarantee	-	1,000,000
Liability for judgments and liens	-	1,616,000
Impairment of fixed assets	-	1,688,000
Depreciation and amortization	-	675,000
Total operating expenses	97,000	7,160,000

Loss from operations	(34,000)	(5,775,000)
Interest expense	(186,000)	(641,000)
Other income (expense), net	38,000	3,454,000
Loss from operations before noncontrolling interest	(182,000)	(2,962,000)

Noncontrolling interest in income of subsidiaries	(2,000)	(42,000)

Loss from discontinued operations	$(180,000)	$(2,920,000)

NOTE 14 – Subsequent Events

We formerly owned an 80% equity interest in P.E.T. Management of Queens LLC (the “Queens LLC”), through our wholly owned subsidiary, Premier P.E.T. Imaging International, Inc. (“Premier”), which managed a PET Imaging center in Forest Hills, New York (the “Queens Center”). In February 2008, Premier sold its equity interest in the Queens LLC to an entity owned by a former employee of the Company (the “Queens Purchaser”). In connection with that sale, the Queens LLC assumed the Company’s obligations under the capital lease financing documents (the “Financing Documents”), between the Company and General Electric Capital Corp. (“GECC”) pursuant to which GECC financed the PET/CT imaging equipment, ancillary medical equipment and leasehold improvements at the Queens Center.

As a condition of such sale, GECC required the Company to execute a limited guaranty to GECC (the “Limited Guaranty”) pursuant to which the Company guaranteed $1,000,000 of the then approximately $1,700,000 indebtedness under the Financing Documents for a period of 24 months, which period expired in February 2010. In connection therewith and also as a condition of such sale, the Queens Purchaser agreed to indemnify the Company against any losses it incurred under the Limited Guaranty (the “Purchaser Indemnity”) and assumed our obligations under the premise lease for the Queens Center.

On April 1, 2009 the Company received a notice from counsel for GECC advising us that the Queens Purchaser had failed to make certain payments, when due, under the Financing Documents, that the current amount past due thereunder was $122,454 and that unless such default was cured by April 15, 2009, GECC would exercise its rights to accelerate the balance due under the Financing Documents of approximately $1,600,000 and seek to recover from us the $1,000,000 maximum amount due under the Limited Guaranty. We promptly notified GECC that we were unable to honor such Limited Guaranty and GECC did not pursue us in connection with such Limited Guaranty.

The default was not cured as GECC had demanded and in June 2009 GECC brought a legal action against Queens LLC in an attempt to recover the amount due to it under the Financing Agreements. We were not named as a party to such action.

In March 2010, GECC repossessed the PET/CT imaging equipment from Queens LLC and entered into a stipulation of settlement with it. It is our position that our Limited Guaranty expired in February 2010 by its term and was further extinguished pursuant to the settlement stipulation entered into by Queens LLC and GECC.

As of the date of this Report, the Queens Center has ceased operations and has abandoned the premises in Forest Hills, New York. We have not been notified of any default under the premise lease which, subsequent to the sale in February 2008, had been paid by the Queens Purchaser directly to the landlord.

We have evaluated subsequent events through April 14, 2010, the date the consolidated financial statements were issued.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) existed in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on that evaluation of our disclosure controls and procedures as of December 31, 2009, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, even on those systems determined to be effective, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers
The following table presents information regarding our directors, executive officers and other significant employees as of December 31, 2009

Name	Age	Position

Cathy Bergman	50	Director, Chief Executive Officer
Robert L. Blessey	64	Secretary

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

Certain Corporate Governance Matters
The Board of Directors established an Audit Committee to assist in our governance. The Audit Committee was established to function under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditors, review financial statements and management’s discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. In July 2007 the sole member of the audit committee resigned from the Board of Directors and with his resignation we were left with no audit committee. We have not reconstituted our audit committee.

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

Item 11. Executive Compensation

We do not have a compensation committee. Our Board of Directors and/or our Chief Executive Officer approves and establishes the terms of employment for our executives whether written or unwritten.

Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 with an annual salary of $1 and a $250 monthly allowance for use of her office. In further compensation thereof, in January 2009 the Company agreed to the sale to Ms. Bergman of 346,758 shares of the Company’s common stock held by it in its treasury for a purchase price of $3,467 (the fair market value of such securities), and the issuance of a warrant to Ms. Bergman to purchase up 600,000 shares of the Company’s common stock at $0.01 per share, with a term of five years, with anti-dilution and piggy back registration rights and certain incentive based vesting terms.

Additionally, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), the Company agreed to pay Taggart, a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director. The Company also agreed to pay Taggart a lump sum severance payment in an amount equal to $15,000 times the number of months of service by it, commencing in November 2008 (with a minimum of $90,000 and a maximum of $180,000) if there is a change in control of the Company or if Ms. Bergman is removed as the Chief Executive Officer or is no longer the sole Director of the Company. Further, Taggart will also be entitled to an annual bonus as determined by a compensation committee of the Board of Directors or, if none, by an independent outside qualified third party. We were not able to pay Taggart the $5,000 monthly minimum due each month and as of December 31, 2009 we owe Taggart $144,000 in connection with such agreement.

The table below sets forth certain compensation for officers and directors serving as of December 31, 2009. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						AWARDS
Name & Principal Position	Year	Salary		Other Annual Compensation		Securities Underlying Options/ Warrants	All Other Compensation

Cathy Bergman	2009	-		$180,000	(a)	600,000	$3,460	(b)
Chief Executive Officer	2008	$13,500	(c)	$97,000	(a)	-
Director

Robert L. Blessey	2009	-		-		1,000,000	$67,000	(d)
Secretary	2008	-		-		-	$164,000	(d)

(a)
Represents fees earned by Taggart Resource Group, Ltd., a consulting firm in which Ms. Bergman is a principal, in connection with consulting services rendered to the Company and its subsidiaries. At December 31, 2009 $144,000 of such amount is accrued and remains unpaid as of the date of this Report.

(b)	Represents stock in lieu of cash compensation

(c)	Salary paid to Ms. Bergman prior to her service as the Company’s Chief Executive Officer.

(d)
Mr. Blessey serves as our Secretary and also serves as our general counsel. Mr. Blessey does not receive compensation for service as the Company’s Secretary. Fees for legal services rendered are included as other compensation. At December 31, 2009, $89,000 of such fees are accrued and remain unpaid as of the date of this Report.

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

DIRECTOR COMPENSATION
Our sole director in year 2009 did not receive any compensation for serving in such capacity. In 2008, $3,333 was paid to Steven Katz, prior to his resignation from the Board in April 2008.

Indemnification of Our Officers and Directors
Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, we entered into an indemnification agreement with our Chief Executive Officer pursuant to which we granted her certain additional indemnification rights. We maintained officer and director liability insurance coverage through December 31, 2009, but did not have the funds to renew such coverage, which expired as of such date. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2009 by our officers and directors and all those known by us to be beneficial owners of more than five percent of our common stock.

Name of Beneficial Owner	Ownership		Percentage of Class (a)

Cathy Bergman	1,033,381	(b)	10.49%
1221 Avenue of the Americas, Suite 4200
New York, NY 10020

Robert L. Blessey	1,321,811	(c)	13.41%
1221 Avenue of the Americas, Suite 4200
New York, NY 10020

Marton Grossman	736,473		7.46%
1461 53rd Street
Brooklyn, New York 11219

Knight Equity Markets, L.P.	409,836		4.16	% (d)
545 Washington Blvd, 3rd Floor
Jersey City, NJ 07310

All Executive Officers and Directors as a group (2 persons)	2,355,192	(e)

(a) Based on a total of 9,850,761 shares of common stock, which includes: (i) 8,008,261 shares of common stock issued and outstanding as of December 31, 2009; (ii) options to purchase 205,000 shares of our common stock; and, (iii) warrants to purchase 1,637,500 shares of our common stock.

(b) Includes 85,000 shares underlying two options that are fully vested and exercisable and 600,000 shares underlying a warrant of which 250,000 shares have vested and are exercisable as of December 31, 2009.

(c) Includes 1,012,500 shares underlying two warrants that are fully vested and exercisable and 275,977 shares owned by Bocara Corp. in which Mr. Blessey owns a 25% interest and his spouse owns a 75% interest.

(d) Based on 8,008,261 shares of common stock outstanding at December 31, 2009, undiluted by options and warrants issued and outstanding, percentage ownership is 5.11%

(e) Includes Ms. Bergman and Mr. Blessey

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

Item 13. Certain Relationships and Related Transactions

The following table summarizes related party transactions.

Officers and Directors

Our Chief Executive Officer

We incur fees for services rendered by Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer (See Note 10 – Long Term Employment Agreements). We owe Taggart $144,000 in connection with such agreement and approximately $7,000 for funds Ms. Bergman loaned to the Company in 2009 to pay certain operating expenses.

Our Secretary

We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and general counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of $67,000 in year 2009 and $164,000 in year 2008. Additionally, we owe Mr. Blessey $272,000 for prior legal services and in July 2007 issued to him a non-Interest bearing promissory note in such amount that was due June 30, 2008 and on which we defaulted in 2008. In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, the Company agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred. As of December 31, 2009 the promissory note remains in default and we have been unable to make any payment toward the interest due thereon.

Marketing Fees (Discontinued Operations)

We previously paid fees to certain marketing entities and individuals that are related to us via employee or investor relationships, all of which were discontinued on or before March 31, 2008. In year 2009 we paid no marketing fees to any related individual or entity and in 2008 we paid $35,000 in related party marketing fees.

Management Fees (Discontinued Operations)

Prior to our sale of our interest in Premier PET of Long Island, LLC and PET Management of Queens, LLC in February 2008, through such subsidiaries, we earned fees from the management of Rockville PET Imaging, PC and Forest Hills PET Imaging, PC, both of which are owned by Lucille Taverna, M.D., a radiologist who owned a percentage of our subsidiaries that managed such entities. In 2008, we earned approximately $561,000 from such entities and have had no revenue from such entities since the sale of our interest in such subsidiaries.

Our subsidiary Hialeah PET Management LLC formerly earned fees from the management of Premier PET Imaging of Hialeah, LLC, and our subsidiaries, Premier PET Imaging of Jacksonville, LLC and Premier PET Imaging of Tamarac, LLC earned fees from the management of these PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owned 17% of Hialeah PET Management. All of such operations were discontinued in 2008. In 2009 we received $63,000 in management fees that were generated prior to the discontinuation of operations, and in 2008 earned approximately $358,000 from such operations.

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET Imaging. Anna Associates LLC owns 49% of Suffolk PET Management, LLC. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In 2008 we had management revenues of approximately $126,000 from such operations. In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with management fees due to us, among other claims. As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the balance due to us as of December 31, 2009.

Item 14. Principal Accountant Fees and Services

MSPC Certified Public Accountants and Advisors (“MSPC”), serves as our principal accountant. The following table presents fees billed to us by MSPC for services performed in 2009 and 2008:

For the year ended December 31	2009	2008
Audit and review fees	$26,000	$104,000
Tax fees	12,000	10,000
Other fees	-	-
	$38,000	$114,000

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

21	List of Subsidiaries

23	Consent of Independent Accountants

31.1	Principal Executive Officer Registration

31.2	Principal Financial and Accounting Officer Certification.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Sagemark Companies Ltd.
Dated: April 15, 2010
	By:	/s/ Cathy Bergman
Cathy Bergman
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant on April 15, 2010 in the capacities indicated below.

Signature	Title

/s/ Cathy Bergman	Chief Executive Officer, interim Chief Financial Officer and Director
Cathy Bergman	(Principal Executive Officer)