Form 10-Q
period 2010-03-31
SAGEMARK COMPANIES LTD
filed 2010-05-21
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended

March 31, 2010

Commission File Number: 0-4186

THE SAGEMARK COMPANIES LTD.
(Exact name of registrant as specified in its charter)

13-1948169
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization)

1221 Avenue of the Americas, Suite 4200
New York, New York 10020
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

Large accelerated filer ☐   Accelerated filer ☐     Non-accelerated filer  ☐    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2010
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Financial Statements
As of March 31, 2010

The Sagemark Companies Ltd.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009 (A)
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$7,000	$3,000

TOTAL ASSETS	$7,000	$3,000

LIABILITIES AND SHAREHOLDERS DEFICIENCY

Current Liabilities
Accounts payable	$298,000	$244,000
Accrued consulting fee – related party	183,000	144,000
Shareholders loans	44,000	-
Notes payable and interest – related parties	318,000	311,000
Liabilities of discontinued operations	2,105,000	3,056,000
Total Current Liabilities	2,948,000	3,755,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued and outstanding)	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(74,503,000)	(75,314,000)
Total Company Shareholder’s Deficiency	(3,081,000)	(3,892,000)

Noncontrolling Interests	140,000	140,000

Total Shareholders’ Deficiency	(2,941,000)	(3,752,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$7,000	$3,000

The accompanying notes are an integral part of the consolidated financial statements.

(A)   Derived from audited financial statements for the year ended December 31, 2009 (see Form 10-K Annual Report filed on April 14, 2010 with the Securities and Exchange Commission).

The Sagemark Companies Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31,	2010	2009

Operating Expenses
General and administrative expenses	$81,000	$81,000
Legal fees – related party	51,000	8,000
Total Operating Expenses	132,000	89,000

Loss from Operations	(132,000)	(89,000)

Other expense, net	(7,000)	(8,000)

Loss from continuing operations	(139,000)	(97,000)
Income (Loss) from discontinued operations	950,000	(55,000)

Net Income (Loss)	811,000	(152,000)
Less: Net Loss attributable to noncontrolling interest	-	(2,000)
Net Income (Loss) attributable to the Company	$811,000	$(150,000)

Basic Income (Loss) Per Share
Loss from continuing operations	$(0.02)	$(0.01)
Income (Loss) from discontinued operations	0.12	(0.01)

Basic Income (Loss) Per Share	$0.10	$(0.02)

Diluted Income (Loss) Per Share
Loss from continuing operations	$(0.01)	$(0.01)
Income (Loss) from discontinued operations	0.11	(0.01)

Diluted Income (Loss) Per Share	$0.10	$(0.02)

Weighted Average Number of Common Shares
Basic	8,008,261	7,661,503
Diluted	8,507,186	7,661,503

The accompanying notes are an integral part of the consolidated financial statements.

The Sagemark Companies Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2010	2009

Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(139,000)	$(97,000)
Change in assets and liabilities:
Other current assets	-	(10,000)
Accounts payable	54,000	(30,000)
Accrued consulting fee – related party	39,000	-
Accrued Interest, note payable	3,000	7,000
Net Cash - Operating Activities	(43,000)	(130,000)

Cash Flows - Financing Activities
Proceeds from note payable – related party	4,000	-
Proceeds from shareholder loans	44,000	-
Net Cash - Financing Activities	48,000	-

Discontinued Operations
Net cash provided by (used in) operating activities	(1,000)	102,000
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net cash – Discontinued Operations	(1,000)	102,000

Net Increase (Decrease) in Cash	4,000	(28,000)
Cash - Beginning of Period	3,000	45,000

Cash - End of Period	$7,000	$17,000

Supplemental Disclosure of Cash Flow Information:
In March 2010 the Company’s obligation under a $1 million limited guaranty was terminated.

The accompanying notes are an integral part of the consolidated financial statements.

The Sagemark Companies Ltd. ∙
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UnauditeD)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at such date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by The Sagemark Companies Ltd. (the “Company”) are set forth in Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

As of March 31, 2010, we have no operations that generate revenue nor have we had any operations that have generated revenue since June 2008.  We have approximately $2.9 million of liabilities, and do not have sufficient assets to satisfy any of such liabilities or sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated interim financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities that might be necessary in the event we cannot continue as a going concern.

Discontinued Operations
From 2001 to 2008, we owned, operated and/or managed out-patient medical diagnostic imaging centers that provided positron emission tomography (“PET”) and/or PET and computed tomography (“CT”) services.  At the end of the first quarter of 2008 we discontinued operations of all but one of such centers and as of the end of the second quarter of 2008 had discontinued all of such operations and thereafter addressed all of our efforts toward resolution of our significant debt and obligations.

Potential Bankruptcy
We intend to continue to conduct limited administrative activities in connection with our efforts to resolve outstanding creditor claims and other contractual obligations as long as we are able to. However, there can be no assurance that we will be successful in our efforts and, if we are unable to resolve outstanding creditor claims, we may seek protection under available bankruptcy laws.

Note 3 – Significant Accounting Policies

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding or evaluating our reported financial results are set forth in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 14, 2010.

Note 4 – Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share reflects the amount of income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted income (loss) per share reflects the basic income (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities (options or warrants) into common stock.

The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on income (loss) per share (i.e. reducing income (loss) per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

As of March 31, 2010, we have reserved 1,842,500 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of up to 205,000 shares of our common stock at an exercise price of $0.02 per share; (ii) a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $0.02 per share; (iii) a warrant to purchase up to 25,000 shares  of our common stock at an exercise price of $0.83 per share; and (iv) warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share.  As of March 31, 2010, 242,500 shares of the outstanding options and warrants were deemed anti-dilutive and may dilute earnings per share in the future.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.

There was no stock-based compensation costs recorded in the three month period ended March 31, 2010 or in the comparative period in 2009.  As of March 31, 2010 there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to any officers, directors or employees during the three month periods ended March 31, 2010 and March 31, 2009.

Note 6 – Concentration of Credit Risk

As of March 31, 2010, all of our cash is placed with high credit, quality financial institutions and we had no cash balances in excess of federally insured limits.

Note 7 – Commitments and Contingencies

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

On September 26, 2008, we commenced an action against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”) in the Supreme Court, State of New York, County of New York (the “Action”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of our PET imaging center in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith.  A counter-claim was filed against us in the Action, but we believe it to be without merit and have contested such claim.  The action is on-going and there can be no assurance as to its outcome.

Limited Guaranty
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

As a condition of such sale, GECC required the Company to execute a limited guaranty to GECC (the “Limited Guaranty”) pursuant to which the Company guaranteed $1,000,000 of the then approximately $1,700,000 indebtedness under the Financing Documents for a period of 24 months.  In connection therewith and also as a condition of such sale, the Queens Purchaser agreed to indemnify the Company against any losses it incurred under the Limited Guaranty (the “Purchaser Indemnity”) and assumed our obligations under the premise lease for the Queens Center.

On April 1, 2009 the Company received a notice from counsel for GECC advising us that the Queens Purchaser had failed to make certain payments, when due, under the Financing Documents, that the current amount past due thereunder was $122,454 and that unless such default was cured by April 15, 2009, GECC would exercise its rights to accelerate the balance due under the Financing Documents of approximately $1,600,000 and seek to recover from us the $1,000,000 maximum amount due under the Limited Guaranty.  We promptly notified GECC that we were unable to honor such Limited Guaranty and GECC did not pursue us in connection therewith.

The default was not cured as GECC had demanded and in June 2009 GECC brought a legal action against Queens LLC in an attempt to recover the amount due to it under the Financing Documents.  We were not named as a party to such action.

As a result of the default, we recorded the Limited Guaranty obligation on our consolidated balance sheet under liabilities of discontinued operations as of the first quarter of 2009.  Since the Limited Guaranty remained in default as of December 31, 2009, the obligation remained on the Company’s consolidated balance sheet at year end.

In March 2010, GECC repossessed the PET/CT imaging equipment from Queens LLC and entered into a stipulation of settlement with it in full and final satisfaction of all obligations under the Financing Documents.  As a result thereof, there is no further liability of the Company under the Limited Guaranty.  Accordingly, the obligation is no longer included as a liability of discontinued operations as of March 31, 2010.  We recorded a gain of $1,000,000 pursuant to the termination of the Company’s obligation under the Limited Guaranty.

As of the date of this Report, the Queens Center has ceased operations and the Queens LLC has abandoned the premises in Forest Hills, New York.  We have not been notified of any default under the premise lease which, subsequent to the sale in February 2008, had been paid by the Queens Purchaser directly to the landlord.

Note 8 – Transactions with Related Parties

Our Chief Executive Officer
We incur fees for services rendered by Taggart Resource Group, Ltd. (“Taggart”), a consulting firm owned by Cathy Bergman, our Chief Executive Officer, in connection with a consulting agreement entered into with Taggart.  Pursuant to such agreement, we agreed to pay Taggart a fee of $15,000 per month beginning as of December 2008.  To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 accrued until such time, if ever, we have such available funds.  We have been unable to pay Taggart the $5,000 minimum due each month and as of March 31, 2010 we owe Taggart $183,000 pursuant to such agreement.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $4,000 from Ms. Bergman in the three months ended March 31, 2010 to pay certain on-going operational expenses.  In total, we currently owe Ms. Bergman approximately $11,000 for funds loaned to the Company as of March 31, 2010.  This balance is included in our Consolidated Balance Sheet under Notes payable and interest – related parties.

Our Secretary
We incur legal fees for services provided to us by Robert L. Blessey, Esq.  Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 2001 through July 2007.

As of March 31, 2010 we owe Mr. Blessey approximately $429,000, which includes approximately $122,000 of current legal fees, a $272,000 promissory note we issued to him in July 2007, and approximately $35,000 of interest on such note, which began accruing at a rate of 10% per annum as of January 1, 2009.

Note 9 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of March 31, 2010 and December 31, 2009 and the related summary of discontinued operations for the three months ended March 31, 2010 and 2009.

	March 31, 2010	December 31, 2009

Liabilities:
Accounts payable	$254,000	$255,000
Judgments and liens	1,851,000	1,801,000
Limited Guaranty Default	-	1,000,000
Liabilities to be disposed	2,105,000	3,056,000

Net liabilities to be disposed	$(2,105,000)	$(3,056,000)

For the Three Months Ended	March 31, 2010	March 31, 2009

Revenues:
Management fees	$-	$61,000

Total Revenue	-	61,000

Operating expenses:
General and administrative expenses	-	89,000

Loss from operations		(28,000)
Interest expense	$(50,000)	(45,000)
Other income (expense), net	1,000,000	18,000

Net Income (Loss)	950,000	(55,000)
Less: net loss attributable to noncontrolling interest	-	(2,000)

Income (Loss) from discontinued operations attributable to the Company	$950,000	$(53,000)

Note 10 – Recently Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated.  The amended amendments were effective on issuance of the final pronouncement.  The adoption of this pronouncement had no effect on our consolidated financial statements.

Item 2. managements’s discussion and analysis of financial condition and result of operations

Description of the Company

As of March 31, 2010, we do not have any business operations other than limited administrative operations related to shareholder and creditor matters.

Discontinued Operations

In 2008 we sold or discontinued the operations of all of our out-patient medical diagnostic centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging services.  Such operations consisted of eight centers located in New York, New Jersey, Florida, and Kansas.

Employees

As of the date of this Report we have no employees. We have one member of the Board of Directors who also serves as the Company’s Chief Executive Officer and interim Chief Financial Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Financial Condition – Liquidity and Capital Resources

At March 31, 2010, we have approximately $2.9 million of current liabilities and no current operations that generate revenue.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discusses and compares the results of our operations for the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

Revenues
We did not generate any revenue from continuing operation in the three months ended March 31, 2010, nor did we generate any revenue in the comparable period in 2009.

We did not receive any revenue from discontinued operations in the three month period ended March 31, 2010 as compared to $61,000 in the comparable period in 2009.  Revenue from discontinued operations is the result of collection of patient service revenue and management fees generated in the prior periods of operation.

We had consolidated net income of $811,000 in the three months ended March 31, 2010, which resulted from the termination of a $1,000,000 limited guaranty obligation of discontinued operations.  In the comparable period in year 2009, we had a consolidated net loss attributable to the Company of $150,000.

Operating Expenses
Consolidated operating expenses in the three month period ended March 31, 2010 was $132,000, all of which related to continuing operations.  Comparatively, in the three month period ended March 31, 2009, total operating expenses were $178,000, $89,000 of which related to continuing operations and $89,000 of which related to discontinued operations.

Interest Expense
Interest expense in the three months ended March 31, 2010 was approximately $57,000.  Of such amount, $7,000 was attributable to continuing operations and $50,000 was attributable to discontinued operations.  Interest expense in the comparable period in 2009 was $53,000 of which $8,000 was attributable to continuing operations and $45,000 to discontinued operations.

Interest related to continuing operations is that which accrues on a promissory note in the principal amount of $272,000 due to a related party on which we have defaulted and with whom we entered into a forbearance agreement on May 22, 2009.  Interest of discontinued operations is that which accrues on a default judgment that was granted in July 2008 relating to a premise lease for space in a building that we never occupied.

Outlook

As of March 31, 2010 we do not have any operations other than limited administrative operations related to shareholder and creditor matters.  We have no operations that generate revenue.

Until such time, if ever, that we resolve our remaining obligations to our secured and unsecured creditors, substantially all of our efforts will be spent addressing such matters. If we are able to continue operating after we resolve our obligations with our creditors, we anticipate that we would seek a new business venture. Our plans could change significantly in the near term as new events transpire. There can be no assurances that we will be able to resolve our significant creditor issues or that we will be able to continue our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

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

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on the evaluation of our disclosure controls and procedures as of March 31, 2010, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

The foregoing Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2008, we commenced an action (the “Action”) against Azad K. Anand, MD and a number of entities owned and/or controlled by him (collectively, the “Anand Defendants”). The Action seeks damages against the Anand Defendants for various breaches and defaults of a number of different agreements between the parties relating to the operations of the PET imaging center we managed in East Setauket, New York, as well as certain allegedly improper actions and omissions of the Anand Defendants in connection therewith.  A counter-claim was filed against us in this Action, but we believe it to be without merit and have contested such claim.  As of the date of this Report the Action in on-going and there can be no assurance as to its outcome.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed under “Description of Business” in Item 1 of the Company’s most recent Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the period ended March 31, 2010.

Item 5. Other Information

None.

Item 6. Exhibits

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

THE SAGEMARK COMPANIES LTD.

Date	Signature

May 21, 2010	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
and Director