Form 10-Q
period 2010-09-30
SAGEMARK COMPANIES LTD
filed 2010-11-15
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended

SEPTEMBER 30, 2010

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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer    ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2010
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements
As of September 30, 2010

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009 (A)
	(unaudited)
ASSETS

Current Assets:
Cash	$3,000	$3,000

TOTAL ASSETS	$3,000	$3,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$465,000	$244,000
Accrued consulting fee – related party	279,000	144,000
Shareholders loans	90,000	-
Notes payable and interest – related parties	353,000	311,000
Liabilities of discontinued operations	2,218,000	3,056,000
Total Current Liabilities	3,405,000	3,755,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued and outstanding)	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(74,964,000)	(75,314,000)
Total Company Shareholder’s Deficiency	(3,542,000)	(3,892,000)

Noncontrolling Interests	140,000	140,000

Total Shareholders’ Deficiency	(3,402,000)	(3,752,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$3,000

The accompanying notes are an integral part of the consolidated financial statements.

(A)  Derived from audited financial statements for the year ended December 31, 2009 (see Form 10-K Annual Report filed on April 15, 2010 with the Securities and Exchange Commission).

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2010	2009

Operating Expenses
General and administrative expenses	$379,000	$263,000
Legal fees – related party	81,000	140,000
Total Operating Expenses	460,000	403,000

Loss from Operations	(460,000)	(403,000)

Interest expense	(26,000)	(22,000)

Loss from continuing operations	(486,000)	(425,000)
Income (Loss) from discontinued operations	836,000	(141,000)

Net Income (Loss)	350,000	(566,000)
Less: Net Loss attributable to noncontrolling interest	-	(2,000)
Net Income (Loss) attributable to the Company	$350,000	$(564,000)

Basic Income (Loss) Per Common Share
Loss from continuing operations	$(0.06)	$(0.05)
Income (Loss) from discontinued operations	0.10	(0.02)

Basic Income (Loss) Per Common Share	$0.04	$(0.07)

Diluted Income (Loss) Per Common Share
Loss from continuing operations	$(0.06)	$(0.05)
Income (Loss) from discontinued operations	0.10	(0.02)

Diluted Income (Loss) Per Common Share	$0.04	$(0.07)

Weighted Average Number of Common Shares
Basic	8,008,261	7,877,433

Diluted	8,752,294	7,877,433

The accompanying notes are an integral part of the consolidated financial statements.

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,	2010	2009

Operating Expenses
General and administrative expenses	$157,000	$95,000
Legal fees – related party	15,000	96,000
Total Operating Expenses	172,000	191,000

Loss from Operations	(172,000)	(191,000)

Interest expense	(9,000)	(6,000)

Loss from continuing operations	(181,000)	(197,000)
Loss from discontinued operations	(65,000)	(45,000)

Net Loss	(246,000)	(242,000)
Less: Net Loss attributable to noncontrolling interest	-	-
Net Loss attributable to the Company	$(246,000)	$(242,000)

Basic Loss Per Common Share
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)

Basic Loss Per Common Share	$(0.03)	$(0.03)

Diluted Loss Per Common Share
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)

Diluted Loss Per Common Share	$(0.03)	$(0.03)

Weighted Average Number of Common Shares
Basic	8,008,261	8,008,261
Diluted	8,930,361	8,008,261

The accompanying notes are an integral part of the consolidated financial statements.

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2010	2009

Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(486,000)	$(425,000)
Change in assets and liabilities:
Stock-based compensation	-	19,000
Loss on sale of marketable securities	-	2,000
Other current assets	-	-
Accounts payable	219,000	78,000
Accrued consulting fee – related party	135,000	97,000
Accrued Interest, note payable	26,000	20,000
Net Cash - Operating Activities	(106,000)	(209,000)

Cash Flows - Financing Activities
Proceeds from note payable – related party	16,000	5,000
Proceeds from shareholder loans	90,000	-
Net Cash - Financing Activities	106,000	5,000

Discontinued Operations
Net cash provided by (used in) operating activities	-	165,000
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net cash – Discontinued Operations	-	165,000

Net Decrease in Cash	-	(39,000)
Cash - Beginning of Period	3,000	45,000

Cash - End of Period	$3,000	$6,000

Supplemental Disclosure of Cash Flow Information:

Cash used during period for:
Interest	$-	$-
Income Taxes	$-	$-

In March 2010 the Company’s obligation under a $1 million limited guaranty was terminated.

The accompanying notes are an integral part of the consolidated financial statements.

The Sagemark Companies Ltd.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UnauditeD)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

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

As of September 30, 2010, we have no operations that generate revenue nor have we had any operations that have generated revenue since June 2008.  We have approximately $3.4 million of liabilities, and do not have sufficient assets to satisfy any of such liabilities or sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2010, we have reserved 1,842,500 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of up to 205,000 shares of our common stock at an exercise price of $0.02 per share; (ii) a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $0.02 per share; (iii) a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $0.83 per share; and (iv) warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share.  For the nine and three month periods ended September 30, 2010, 242,500 and 25,000 shares, respectively of the outstanding options and warrants were deemed anti-dilutive and may dilute earnings per share in the future.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.

There was no stock-based compensation costs recorded in the three or nine month period ended September 30, 2010, nor was there any in the three month comparative period in 2009.  In the nine month period ended September 30, 2009 we recognized $19,000 of stock-based compensation.  As of September 30, 2010 there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to any officers, directors or employees during the three or nine month period ended September 30, 2010.  In the nine month period ended September 30, 2009 we granted our officers warrants to purchase an aggregate of up to 1,600,000 shares of our common stock at an exercise price of $0.01 per share and a term of five years, such price representing the price per share of our common stock on the date the warrants were issued.

Note 6 – Concentration of Credit Risk

As of September 30, 2010, all of our cash is placed with high credit, quality financial institutions and we had no cash balances in excess of federally insured limits.

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

In March 2010, GECC repossessed the PET/CT imaging equipment from Queens LLC and entered into a stipulation of settlement with it in full and final satisfaction of all obligations under the Financing Documents.  As a result thereof, there is no further liability of the Company under the Limited Guaranty.  Accordingly, the obligation is no longer included as a liability of discontinued operations as of March 31, 2010.  We recorded a gain of $1,000,000 for the nine months ended September 30, 2010 pursuant to the termination of the Company’s obligation under the Limited Guaranty as part of income (loss) from discontinued operations.

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

Note 8 – Transactions with Related Parties

Our Chief Executive Officer
We incur fees for services rendered by Taggart Resource Group, Ltd. (“Taggart”), a consulting firm owned by Cathy Bergman, our Chief Executive Officer, in connection with a consulting agreement entered into with Taggart.  Pursuant to such agreement, we agreed to pay Taggart a fee of $15,000 per month beginning as of December 2008.  To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 accrued until such time, if ever, we have such available funds.  We have been unable to pay Taggart the $5,000 minimum due each month and as of September 30, 2010 we owe Taggart approximately $279,000 pursuant to such agreement.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $7,000 from Ms. Bergman during the third quarter of fiscal 2010 to pay certain on-going operational expenses.  We currently owe Ms. Bergman approximately $23,000 for funds loaned to the Company as of September 30, 2010.  This balance is included in our Consolidated Balance Sheet under Notes payable and interest – related parties.

Our Secretary
We incur legal fees for services provided to us by Robert L. Blessey, Esq. Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 2001 through July 2007. As of September 30, 2010 we owe Mr. Blessey legal fees of approximately $458,000, which includes legal fees of approximately $135,000 and a $272,000 promissory note we issued to him in July 2007 on which we defaulted, as well as interest on such note of approximately $51,000, which began accruing at a rate of 10% per annum as of January 1, 2009.

Note 9 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of September 30, 2010 and December 31, 2009 and the related summary of discontinued operations for the three and nine months ended September 30, 2010 and 2009.

	September 30, 2010	December 31, 2009

Liabilities:
Accounts payable	$269,000	$255,000
Judgments and liens	1,950,000	1,801,000
Limited Guaranty Default	-	1,000,000
Liabilities to be disposed	2,219,000	3,056,000

Net liabilities to be disposed	$(2,219,000)	$(3,056,000)

For the Nine Months Ended	September 30, 2010	September 30, 2009

Revenues:
Management fees	$-	$63,000

Operating expenses:
General and administrative expenses	$15,000	97,000

Loss from operations	-
Loss from operations	(15,000)	(34,000)
Interest expense	(149,000)	(132,000)
Other income (expense), net (See Note 7)	1,000,000	25,000

Net Income (Loss)	836,000	(141,000)

Less: net income attributable to noncontrolling interest	-	(2,000)

Income (Loss) from discontinued operations attributable to the Company	$836,000	$(139,000)

For the Three Months Ended	September 30, 2010	September 30, 2009

Revenues:
Management fees	$-	$2,000

Operating Expenses
General and administrative expenses	$15,000	$8,000

Loss from operations	$15,000	(6,000)
Interest expense	(50,000)	(44,000)
Other income (expense) net	-	7,000

Net Income (Loss)	$(65,000)	$(45,000)

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Description of the Company

As of September 30, 2010, we do not have any business operations other than limited administrative operations related to shareholder and creditor matters.

Discontinued Operations

In 2008 we sold or discontinued the operations of all of our out-patient medical diagnostic centers thatoffered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging services. Such operations consisted of eight centers located in New York, New Jersey, Florida and Kansas.

Employees

As of the date of this Report we have no employees. We have one member of the Board of Directors, who also serves as the Company’s Chief Executive Officer and interim Chief Financial Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Financial Condition – Liquidity and Capital Resources

At September 30, 2010, we have approximately $3.4 million of current liabilities and no current operations that generate revenue. We do not have sufficient working capital to satisfy our obligations to any of our creditors. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discusses and compares the results of our operations for the three and nine month period ended September 30, 2010 as compared to the three and nine month period ended September 30, 2009.

Revenues
We did not generate any revenue from continuing operation in the three or nine months ended September 30, 2010, nor did we generate any revenue in the comparable periods in 2009.

We did not receive any revenue from discontinued operations in the three and nine month period ended September 30, 2010. In the comparable periods in year 2009, we received revenue from discontinued operations of $2,000 in the three month period and $63,000 in the nine month period. Revenue from discontinued operations is the result of collection of patient service revenue and management fees generated in the prior periods of operation.

We had a consolidated net loss attributable to the Company of $246,000 in the three months ended September 30, 2010 and net income attributable to the Company of $350,000 in the nine months ended September 30, 2010, which resulted from the termination of a $1,000,000 limited guaranty obligation of discontinued operations during the first three months of 2010. In the comparable periods in year 2009, we had a consolidated net loss attributable to the Company of $242,000 for the three month period and a net loss of $564,000 for the nine month period.

Operating Expenses
Consolidated operating expenses in the three month period ended September 30, 2010 were $187,000, of which $172,000 related to continuing operations and $15,000 of which related to discontinued operations. Consolidated operating expenses in the nine month period ended September 30, 2010 were $475,000, of which $460,000 related to continuing operations and $15,000 of which related to discontinued operations.

Comparatively, in the three and nine month period ended September 30, 2009, total operating expenses were $191,000, $403,000 respectively. In the three month period, $97,000 of such amount related to continuing operations and in the nine month period, $395,000 of such expenses were related to continuing operations, and $8,000 related to expenses of discontinued operations.

Interest Expense
Interest expense in the three and nine months ended September 30, 2010 was approximately $59,000 and $175,000 respectively. Of such amounts, $9,000 in the three month period was attributable to continuing operations and $26,000 in the nine month period was attributable to continued operations, the balance of which was related to discontinued operations.

Interest expense in the comparable three and nine month periods in 2009 were $52,000 and $157,000 respectively. Of such amounts, $8,000 was attributable to continuing operations and $44,000 to discontinued operations in the three month period ended September 30, 2009. In the nine month period, $20,000 was attributable to continuing operations and $137,000 was attributable to discontinued operations.

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

Outlook

As of September 30, 2010 we do not have any operations other than limited administrative operations related to shareholder and creditor matters. We have no operations that generate revenue.

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

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on the evaluation of our disclosure controls and procedures as of September 30, 2010, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the period ended September 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the period ended September 30, 2010.

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

THE SAGEMARK COMPANIES LTD.

Date	Signature

November 12, 2010	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
and Director