Form 10-K
period 2010-12-31
SAGEMARK COMPANIES LTD
filed 2011-04-05
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

Commission file Number 0-4186

THE SAGEMARK COMPANIES LTD.
(Name of small business issuer as specified in its charter)

New York	13-1948169
(State of incorporation)	(IRS Employer Identification Number)

1221 Avenue of the Americas, Suite 4200
New York, NY 10020
(Address of principal executive offices)

Issuer’s telephone number, including area code: 212.921.5733

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

The issuer’s revenue for the fiscal year ended December 31, 2010 was $0.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 30, 2011 was approximately $160,000 computed on the basis of a closing price of $0.02 per share on such date of the issuer’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

As of March 30, 2011 there were 8,008,261 shares of the Company’s par value $0.01 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

TABLE OF CONTENTS

The Sagemark Companies Ltd. ∙ Form 10K

PART I

Item 1. Description of Business

Description of the Company

As of December 31, 2010, the Sagemark Companies Ltd. (the “Company”) did not have any business operations other than administrative operations related to shareholder, creditor and tax matters.

Discontinued Operations

In 2008 we sold or discontinued the operations of all of our out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”) services.  Such operations consisted of eight such facilities located in New York, New Jersey, Florida and Kansas.  Additionally, we discontinued our efforts to develop radiation therapy operations and disposed of our two radiation therapy ventures in April 2008.

Employees

We have no employees.

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

Item 1A.

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

Risks Related to Our Current Financial Condition

We have discontinued substantially all of our operating activities.

Our limited operations in 2010 consisted of administrative tasks related to shareholder and creditor issues relating to our discontinued operations.  During 2008 we sold or closed all our PET imaging centers and sold or terminated our radiation therapy projects that were in development.  We do not currently have a plan for any future operations.  Until such time as we develop a new business, if ever, our revenues, if any, will not be significant. The capital requirements associated with developing a new business will be substantial and will require additional outside financing. There can be no assurance that we will be able to continue as an active corporation.

We have a history of losses from continuing operations and do not have sufficient working capital, are in default on all of our debt obligations, and may seek protection under available bankruptcy laws.

Debt and guarantees at December 31, 2010 approximate $3.6 million, as compared to $3.8 million at December 31, 2009.  We do not have sufficient capital to satisfy any such debt or obligations.

Our financial distress and significant obligations raise substantial doubt about our ability to continue our operations and efforts to restructure our business.  If we are unable to resolve outstanding creditor claims, we may have no other alternative than to seek protection under available bankruptcy laws.

The loss of our executive officers or key personnel would adversely affect our business.

Our ability to restructure our business will be dependent on the services of our current executive officers. If we are unable to compensate our existing or future executives, we may lack the required leadership to restructure our business.

A successful liability claim against us would harm our business.

Prior to the discontinuation of the operation of our PET imaging centers, we maintained commercial general liability insurance in the amount of $1 million per incident and $2 million in the aggregate, excess liability insurance in the amount of $5 million per incident and in the aggregate, and medical professional liability insurance in the amount of $3 million per incident and $10 million in the aggregate. At an annual cost of approximately $473,000 we were unable to maintain such coverage, and all of such coverage was cancelled when we terminated our PET imaging operations in 2008.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and the NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements some of which we have not yet adopted due to limited personnel and funds.  As we only have one member of our Board of Directors, we are not in compliance with the requirement relating to maintain an audit committee consisting of all independent Board members and the requirement to have independent members on the Board of Directors.  We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to shareholders of annual and interim reports, solicitation of proxies, the holding of shareholders meetings, quorum requirements for such meetings and the rights of shareholders to vote on certain matters. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

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

We do not intend to pay any dividends on our common stock in the foreseeable future.

We currently intend to retain all future earnings, if any, to finance our business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although there are only a small number of shares of our preferred stock outstanding, the holders of our preferred stock have rights senior to the holders of our common stock with respect to any dividends.

The liability of our officers and directors is limited.

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

The limited public trading market may cause volatility in the price of our common stock.

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

During 2010, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.014 per share to a high of $0.05 per share and during 2009 at prices ranging from a low of $0.01 per share to a high of $0.08 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, loss of key company executives, sales of large numbers of shares of our common stock by existing shareholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock is limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Shares of our common stock are traded on the OTCBB on a very limited basis with approximately 353,000 shares traded during the year 2010, or an average of approximately 29,000 shares per month, as compared to approximately 260,000 shares that traded during the year 2009, or an average of approximately 22,000 shares per month.  If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;
•	Market visibility for our common stock may be limited; and
•	Lack of visibility for our common stock may have a depressive effect on its market price.

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities.

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

Additional authorized shares of our common stock available for issuance may adversely affect the market.

We are authorized to issue 25,000,000 shares of common stock. As of December 31, 2010, there are 8,008,261 shares issued and outstanding. The total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company’s 1999 Long-Term Incentive Stock Option Plan (the “Stock Option Plan”).

As of December 31, 2010, the Company had outstanding stock options and warrants to purchase an aggregate of 1,842,500 shares of our common stock.  We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants.  To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without obtaining shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. All of the 8,008,261 shares of our common stock outstanding at December 31, 2010 have been issued for more than six months.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Description of Property

Our office address is 1221 Avenue of the Americas, Suite 4200, New York, New York 10020 and is leased on a month to month basis pursuant to a Service Agreement with Rockefeller Group Business Centers, an unaffiliated landlord, at an annual all-inclusive lease arrangement of approximately $2,000.

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

Quarter Ended	High Bid	Low Bid

March 31, 2010	$0.05	$0.014
June 30, 2010	$0.04	$0.014
September 30, 2010	$0.03	$0.015
December 31, 2010	$0.02	$0.017

March 31, 2009	$0.02	$0.01
June 30, 2009	$0.01	$0.01
September 30 2009	$0.05	$0.02
December 31, 2009	$0.08	$0.01

As of the date of this report, there are approximately 2,200 holders of record of our common stock.

Dividends
We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

We did not have any operations in year 2010 that generated revenues.  In year 2009 we had approximately $63,000 in management fee revenue from discontinued operations, all of which resulted from operations prior to discontinuance in 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently does not have any operations other than administrative operations related to shareholder, creditor and tax matters.

Discontinued Operations

Prior to the discontinuation of such operations by the second quarter 2008, the Company owned, operated and/or managed eight out-patient medical diagnostic imaging centers that offered positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging (“PET/CT”) services.

Results of Operations

The following discusses and compares the results of our business operations for the years 2010 and 2009.

Revenues
We did not generate any revenues in 2010.  In 2009 we had management fee revenue from our discontinued operations of $63,000, all of which was earned in 2008, prior to such operations being discontinued.

Operating Expenses
Consolidated operating expenses in year 2010 related to our operations was approximately $620,000 of which $605,000 related to continuing operations, and $15,000 of which related to discontinued operations.   Comparatively, in 2009 consolidated operating expenses were $604,000, of which $507,000 related to continuing operations and $97,000 related to discontinued operations.

Interest Expense
Interest expense in 2010 was $243,000, of which $31,000 related to continuing operations and $212,000 of which related to discontinued operations.  Comparatively, in 2009, we had interest expense of $213,000, of which $27,000 related to continuing operations and $186,000 of which related to discontinued operations.

Interest expense related to continuing operations of $31,000 arises from a promissory note due to a related party in the principal amount of $272,000 which bears interest at a rate of 10% per annum beginning as of January 1, 2009.  Interest expense of $212,000 related to discontinued operations is the result of accrued interest under a default judgment that was granted in July 2008 associated with the rental of a premise lease for space in a building that we never occupied.

Minority (Noncontrolling) Interests
During 2010 and 2009 minority interests owned 49% of Suffolk PET Management LLC which is involved in certain legal proceedings (see Item 3).

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Financial Condition – Liquidity and Capital Resources

As of December 31, 2010 we do not have any operations other than basic administrative, shareholder and creditor related activities and we have no operations that generate revenues.  We have approximately $3.6 million of liabilities and we do not have sufficient working capital to satisfy our obligations to any of our creditors. Our financial distress, along with our history of significant net losses, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include income taxes and assumptions used to calculate stock-based compensation. Actual results could differ from those estimates.

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
New York, New York

We have audited the accompanying consolidated balance sheets of The Sagemark Companies Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company does not have any operations that generate revenue and has a working capital deficiency of approximately $3.6 million at December 31, 2010. In addition, the Company is in default on substantially all of its outstanding debt and without sufficient working capital at December 31, 2010 to satisfy any of the remaining debts or obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSPC
MSPC Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey
March 30, 2011

Sagemark Companies Ltd.
CONSOLIDATED BALANCE SHEETS
As of December 31,	2010	2009

ASSETS

Current Assets:
Cash	$8,000	$3,000

TOTAL ASSETS	$8,000	$3,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$555,000	$244,000
Accrued consulting fee – related party	325,000	144,000
Shareholder loans	108,000	-
Notes payable – related parties	356,000	311,000
Liabilities of discontinued operations	2,279,000	3,056,000
Total Current Liabilities	3,623,000	3,755,000

Commitments and Contingencies	-	-

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share; authorized and outstanding 2,962	3,000	3,000
Common stock, par value $0.01 per share; 25,000,000 authorized; 8,008,261 shares issued and outstanding.	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(75,177,000)	(75,314,000)
Total Shareholders’ Deficiency	(3,755,000)	(3,892,000)

Noncontrolling Interests	140,000	140,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,000	$3,000

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,	2010	2009

OPERATING EXPENSES
General and administrative expenses	$532,000	$440,000
Legal fees – related party	73,000	67,000
Total Operating Expenses	605,000	507,000

Loss from Operations	(605,000)	(507,000)

Interest expense	(31,000)	(27,000)

Loss from continuing operations	(636,000)	(534,000)
Income (loss) from discontinued operations	773,000	(182,000)

Net Income (Loss)	137,000	(716,000)
Less: Net Income (Loss) attributable to noncontrolling interest	-	(2,000)
Net Income (Loss) attributable to the Company	$137,000	$(714,000)

Basic Income (Loss) Per Common Share
Loss from continuing operations	$(0.08)	$(0.07)
Income (Loss) from discontinued operations	0.10	(0.02)

Basic Income (Loss) Per Common Share	$0.02	$(0.09)

Diluted Income (Loss) Per Common Share
Loss from continuing operations	$(0.07)	$(0.07)
Income (Loss) from discontinued operations	0.09	(0.02)

Diluted Income (Loss) Per Common Share	$0.02	$(0.09)

Weighted Average Common Shares Outstanding
Basic	8,008,261	7,910,409
Diluted	8,807,705	7,910,409

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Preferred Shares	Preferred Share Par Value	Common Shares	Common Shares Par Value	Additional Paid-In Capital Common Stock	Accumulated Deficit	Less Common Stock in Treasury	Total Shareholder’s Deficiency
BALANCE JANUARY 1, 2009	2,962	3,000	8,008,261	$80,000	$73,006,000	$(74,598,000)	$(1,686,000)	$(3,195,000)
Sale of Treasury Shares – Common Stock					(1,682,500)		1,686,000	3,500
Stock-based compensation					15,500			15,500
Net Loss						(716,000)		(716,000)
BALANCE DECEMBER 31, 2009	2,962	$3,000	8,008,261	$80,000	$71,339,000	$(75,314,000)	$-	$(3,892,000)

Net Income						137,000		137,000
BALANCE DECEMBER 31, 2010	2,962	$3,000	8,008,261	$80,000	$71,339.000	$(75,177,000)	$-	$(3,755,000)

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years end December 31,	2010	2009

Cash Flow – Operating Activities
Loss from continuing operations attributable to the Company	$(636,000)	$(534,000)
Adjustment to reconcile Net Income (Loss) to Net Cash – Operating Activities:
Stock-based compensation, officers	-	16,000
Change in assets and liabilities:
Accounts payable	311,000	118,000
Accrued consulting fee – related party	181,000	144,000
Accrued interest payable – related party	31,000	27,000
Other – net	(8,000)	7,000
Net Cash – Operating Activities	(121,000)	(222,000)

Cash Flows – Financing Activities
Proceeds from sale of treasury stock	-	4,000
Proceeds from note payable related party	18,000	7,000
Proceeds from Shareholder Loans	108,000	-
Net Cash – Financing activities	126,000	11,000

Discontinued Operations
Net cash provided by (used in) operating activities	-	169,000
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net Cash – Discontinued Operations	-	169,000

Net Change in Cash	5,000	(42,000)
Cash – Beginning of Year	3,000	45,000

Cash – End of Year	$8,000	$3,000

Supplemental disclosure of cash flow information:
Income taxes paid	$-	-
Interest paid	$-	-

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 - Description of Business and Basis of Presentation

Organization and Nature of Operations
At December 31, 2010, the Sagemark Companies Ltd. (the “Company” or “We” or “Our”) does not have any operations other than administrative operations related to shareholder, creditor and tax matters.  We do not currently have a plan for any future operations.

Discontinued Operations
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

Additionally in 2008 and for over a year prior to then, the Company had been involved in the development of a number of radiation therapy facilities, prior to discontinuing all of such operations and activities in 2008.  None of such projects were operational prior to all efforts being discontinued.

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  The Company did not generate any revenue in year 2010, and has no current operations that generate revenue.  Further, as of December 31, 2010, the Company has a negative working capital position of approximately $3.6 million.

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

Reclassifications
The Company has made certain financial statement reclassifications within the 2009 consolidated financial statements to conform with the 2010 consolidated financial statement presentation.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include our accounts and accounts of our majority owned subsidiaries after eliminating all significant intercompany balances and transactions.

For our subsidiaries that are not wholly-owned, we eliminate the minority interest portion of their profits and losses.

Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2010 and 2009, all of our cash represents bank deposits and we do not have any cash equivalents.

Revenue Recognition
Management fee revenues from discontinued operations were derived from agreements with contracted radiology practice group’s PET imaging centers.  All operations that generated management fees were discontinued as of June 1, 2008.  We had no management fee revenue in 2010 as compared to $63,000 of management fee revenue in 2009, all of which was related to operations of our three imaging centers in Florida that discontinued operations in 2008.

At December 31, 2010 we have management fees due to us from our discontinued operations in East Setauket, New York which are the subject of an ongoing legal action, the amount of which is in dispute and is unknown as of the date of this Annual Report (See Note 5).

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

Earnings Per Share
Basic net earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding each period.  When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the diluted effect of common stock equivalents, consisting of shares that might be adjusted upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of option and warrants in computing diluted earnings per share.  It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

The Company had 242,000 options outstanding as of December 31, 2010, which are anti-dilutive and were excluded in the diluted earnings calculation in the year ended December 31, 2010. These options may dilute the earnings per share calculation in future periods.

Fair Value of Financial Instruments
Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, we used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain financial instruments, including cash, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short term maturity.  The carrying value of debt approximates fair value based on prevailing borrowing rates available for loans of similar terms and maturities.

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash. As of December 31, 2010, all of our cash is placed with high credit, quality financial institutions.  As of December 31, 2010 we had no cash balances in excess of federally insured limits.

Stock-based Compensation
We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.  We had no stock based compensation in 2010 and we recognized aggregate stock-based compensation related to officers of $15,500 for the year ended December 31, 2009.  As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

On April 10, 2009 we issued to Cathy Bergman, our Chief Executive Officer, a warrant to purchase up to 600,000 shares of the Company’s common stock at $0.01 per share, such exercise price representing the market price per share of our common stock on the date the warrant was issued.  The warrant has a term of five years and contains certain anti-dilution and piggy-back registration rights.  The warrant vests and is exercisable as follows:  the right to purchase up to 250,000 shares of the Company’s common stock at issuance; the right to purchase up to 250,000 shares of the Company’s common stock when the Company resolves certain debt, and the right to purchase up to 100,000 share of the Company’s common stock when the Company’s outstanding indebtedness has been reduced to an aggregate of $500,000 or less.  The Company assigned these warrants a fair market value of $5,500 and recorded such amount as stock-based compensation in 2009.

On April 10, 2009, we issued to Robert L. Blessey, our Secretary and General Counsel, a warrant to purchase up to 1,000,000 shares of the Company’s common stock, which vested upon issuance and which was immediately exercisable.  The warrant has a term of five years and an exercise price of $0.01 per share, such price representing the price per share of our common stock on the date the warrant was issued.  The warrant contains certain anti-dilution and piggy-back registration rights.  The Company assigned these warrants a fair market value of $10,000 and recorded such amount as stock-based compensation in 2009.

Stock Options and Warrants
The following table summarizes our stock purchase options under our 1999 Long Term Incentive Plan for each of the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	2010	2010	2009	2009

Outstanding at beginning of year	242,500	$0.10	1,315,000	$1.39
Granted	-		-	-
Exercised	-	-	-	-
Warrants Forfeited/ Expired			(1,072,500)	1.39
Outstanding at end of year	242,500	$0.10	242,500	$0.10

Exercisable at year end	242,500	$0.10	242,500	$0.10

Options subject to Long Term Incentive Plan	1,600,000		1,600,000
Options issued pursuant to Long Term Incentive Plan	-		-	-
Options available under Long Term Incentive Plan	35,000		35,000

Outstanding and Exercisable at12/31/10	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life	Total Intrinsic Value

242,500	$0.10	3 years	$-

In January 2005 we issued (i) warrants to private placement investors to purchase up to 1,940,625 shares of common stock for $4 per share; and (ii) warrants to a placement agent to purchase up to 945,000 shares of common stock for $2.00 per share which are not reflected in the above schedule.  All of such options and warrants were deemed expired as of December 31, 2009 and were not renewed.

In April 2009 we issued warrants to purchase up to 1,600,000 shares of our common stock at an exercise price of $0.01 per share.  The Company recorded a stock based compensation charges of $15,500 in connection with the issuance of such warrants.  At December 31, 2010, 1,250,000 of such warrants were exercisable.  Intrinsic value of these warrants at December 31, 2010 is approximately $1,300.  All of such warrants expire on January 14, 2014.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include income taxes and assumptions used to calculate stock-based compensation. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

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

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated balance sheet, results of operations or financial condition.

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

NOTE 3 – Notes Payable

At December 31, 2010 we have a note payable of $272,000 to Robert L. Blessey, for legal services provided to the Company in prior years.  Such note accrues interest at 10% per annum as of January 1, 2009 and is currently in default.  At December 31, 2010 the note payable, plus accrued interest, is approximately $331,000 (See Note 7).

At December 31, 2010, we have a note payable of approximately $25,000 to Cathy Bergman, our Chief Executive Officer, for funds loaned to the Company, and we owe a consulting firm owned by Ms. Bergman $325,000 for services rendered in 2010 and 2009 pursuant to an agreement with such entity (See Note 7).

Additionally, during the course of 2010, we borrowed a total of $108,000 from our shareholders to fund continuing operations.  The loans vary in amounts ranging from $6,000 to $20,000 and each are secured by non-interest bearing promissory notes with a term of one year (See Note 7).

NOTE 4 – Income Taxes

For the year ended December 31, 2010 the Company reduced its estimated income tax expense of approximately $55,000 due to the utilization of available net operating loss carryforwards.

For the year ended December 31, 2009 the Company reduced its benefit for income tax due to the uncertain utilization of deferred tax assets related to available net operating loss forwards.

As of December 31, 2010, we have net operating loss carryforwards approximating $49 million.  The loss carryforwards will expire at various dates from 2011 through 2027. The issuance of shares of our common stock for the acquisition of certain assets limits the utilization of our tax net operating loss carryover for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

NOTE 5 – Commitments and Contingencies

Premise Lease Obligations
We previously leased office space for our corporate offices and our PET imaging center operations.  In concert with the termination of our PET imaging operations, in 2008 we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned in 2008 to third parties that operated medical imaging centers at such facilities and who paid the landlord directly.   As of March 30, 2011 we have not been notified of any default under such leases.

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

In March 2010, GECC repossessed the PET/CT imaging equipment from Queens LLC and entered into a stipulation of settlement with it in full and final satisfaction of all obligations under the Financing Documents.  As a result thereof, there is no further liability of the Company under the Limited Guaranty.  Accordingly, the obligation is no longer included as a liability of discontinued operations as of December 31, 2010.  We recorded a gain of $1,000,000 for the year ended December 31, 2010 pursuant to the termination of the Company’s obligation under the Limited Guaranty as part of income (loss) from discontinued operations.

The Queens Center ceased operations in March 2010 and the Queens LLC abandoned the premises in Forest Hills, New York as of March 31, 2010.  As of March 30, 2011, we have not been notified of any default under the premise lease which, subsequent to the sale of the Queens LLC in February 2008, had been paid by the Queens Purchaser directly to the landlord.

Long-term Employment Commitments and Severance Compensation
Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 for which she does not receive an annual salary.

On April 10, 2009, in connection with certain administrative tasks and responsibilities performed for the Company by Taggart Resource Group, Ltd. (“Taggart”), an entity owned by Ms. Bergman, we entered into an agreement with Taggart, pursuant to which we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director, as well as other terms and conditions related to the termination of the agreement.  Regardless of our commitment, we have been unable to pay the $5,000 fee each month and as of December 31, 2010, we have accrued $325,000 of unpaid fees related to such agreement.

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

NOTE 6 – Capital Stock

Common Stock
As of December 31, 2010 and 2009, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 shares were issued and outstanding as of December 31, 2010 and 2009.

Preferred Stock
As of December 31, 2010 and 2009, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares are issued and outstanding. The following provides information about each series of designated preferred stock.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at our option at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends.  No dividends were declared for the years ended December 31, 2010 and 2009 due to the earnings threshold not being met.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000.  No dividends were declared for the years ended December 31, 2010 and 2009 due to the earnings threshold not being met.

Series F (2,700 shares issued and outstanding) - In 1984, in consideration for certain creditors granting extensions on our former debts, we issued 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at our option after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for.  No dividends were declared for the years ended December 31, 2010 and 2009 due to the earnings threshold not being met.

NOTE 7 – Transactions with Related Parties

The balance sheet effect of transactions with related parties is as follows.

Our Chief Executive Officer
We incur fees for services rendered to Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer. As more detailed in Note 5 – Commitments and Contingencies, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart, we agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds. We have not been able to pay Taggart the $5,000 monthly minimum due each month and as of December 31, 2010 we owe Taggart $325,000 in connection with such agreement.

On April 13, 2009, the Company sold the 346,585 shares of its common stock in its treasury to Ms. Bergman at $0.01 per share, or $3,500, the then market price per share of our common stock. The transaction offset a portion of the then outstanding amount due to Ms. Bergman.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $18,000 from Ms. Bergman in 2010 and $7,000 in 2009 to pay certain operating expenses. Such amounts are due on demand.

Our Secretary
We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and General Counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of approximately $73,000 in 2010 and $67,000 in year 2009, none of which we were able to pay. We also owe Mr. Blessey approximately $22,000 for fees incurred in prior years, for a total of $162,000 due and outstanding. which is included in accounts payable on the Balance Sheet at December 31, 2010

Additionally, we owe Mr. Blessey $272,000 for legal services rendered prior to June 30, 2007 and in July 2007 issued to him a non-interest bearing promissory note in such amount that was due June 30, 2008 on which we defaulted. In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, we agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred . As of December 31, 2010 we have accrued $59,000 of interest on such promissory note. As of December 31, 2010 the promissory note remains in default and we have been unable to make any payment toward the interest due thereon. These amounts are included within the Notes Payable – Related Parties on our Balance Sheet at December 31, 2010 (See Note 3).

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

Shareholders Loans
We did not generate or receive any revenue in 2010.  To meet our limited operating expenses, we borrowed $108,000 from our shareholders during the course of 2010, all of which loans are secured by promissory notes, which do not bear interest.

Management Fees (Discontinued Operations)
Our subsidiary Hialeah PET Management LLC formerly earned fees from the management of Premier PET Imaging of Hialeah, LLC, and our subsidiaries, Premier PET Imaging of Jacksonville, LLC and Premier PET Imaging of Tamarac, LLC earned fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owned 17% of Hialeah PET Management, LLC. All of such operations were discontinued in 2008. In 2010 we did not receive any management fees from such operations and in 2009 we received $63,000 in management fees that were generated prior to the discontinuation of operations.

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET Imaging, a medical imaging facility in East Setauket, New York. Anna Associates LLC owns 49% of Suffolk PET Management. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with certain management fees due to us, among other claims. As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the balance due to us as of December 31, 2010. The legal action is on-going and there can be no assurance as to its outcome.

NOTE 8 – Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations and closed our corporate offices in Boca Raton, Florida, terminating all of our employees.  The following table provides information regarding the net liabilities of our discontinued operations as of December 31, 2010 and December 31, 2009.

As of December 31,	2010	2009

Liabilities:
Accounts payable	$266,000	$255,000
Judgments and liens	2,013,000	1,801,000
Limited Guaranty Default	-	1,000,000
Liabilities to be disposed	2,279,000	3,056,000

Net liabilities to be disposed	$(2,279,000)	$(3,056,000)

For the Year Ended December 31,	2010	2009

Revenues:
Management fee revenues - related parties	$-	$63,000
Total revenues	-	63,000

Operating expenses:
General and administrative expenses	15,000	97,000
Total operating expenses	15,000	97,000

Loss from operations	(15,000)	(34,000)
Interest expense	(212,000)	(186,000)
Settlement of Limited Guaranty and other (Note 5)	1,000,000	38,000
Income (Loss) from operations before noncontrolling interest	773,000	(182,000)

Net loss attributable to noncontrolling interest	-	(2,000)

Net Income (loss) from discontinued operations	$773,000	$(180,000)

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) existed in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on that evaluation of our disclosure controls and procedures as of December 31, 2010, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, even on those systems determined to be effective, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Changes in Internal Control Over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers
The following table presents information regarding our directors, executive officers and other significant employees as of December 31, 2010

Name	Age	Position

Cathy Bergman	51	Director, Chief Executive Officer
Robert L. Blessey	65	Secretary

Cathy Bergman has been our Chief Executive Officer and sole member of our Board of Directors since November 25, 2008.  Prior to serving in such capacity, Ms. Bergman was an employee and/or consultant to the Company since 2001 and for the past two decades has served as a management consultant for a number of private and public companies.

Robert L. Blessey has served as our Secretary since May 2001 and as a member of our Board of Directors from May 2001 through July 2, 2007.  For more than thirty-five years, Mr. Blessey has practiced law, and is of counsel to the New York based law firm of Gusrae, Kaplan, Bruno & Nusbaum, PLLC.

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

Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 and does not receive an annual salary for such service.  In connection with her service in such capacity, in January 2009 the Company agreed to the sale to Ms. Bergman of 346,758 shares of the Company’s common stock held by it in its treasury for a purchase price of $3,467 (the fair market value of such securities), and the issuance of a warrant to Ms. Bergman to purchase up 600,000 shares of the Company’s common stock at $0.01 per share, with a term of five years, with anti-dilution and piggy back registration rights and certain incentive based vesting terms.

Additionally, as the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), the Company agreed to pay Taggart, a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director.  The Company also agreed to pay Taggart a lump sum severance payment in an amount equal to $15,000 times the number of months of service by it, commencing in November 2008 (with a minimum of $90,000 and a maximum of $180,000) if there is a change in control of the Company or if Ms. Bergman is removed as the Chief Executive Officer or is no longer the sole Director of the Company.  Further, Taggart will also be entitled to an annual bonus as determined by a compensation committee of the Board of Directors or, if none, by an independent outside qualified third party.   We were not able to pay Taggart the $5,000 monthly minimum in either 2009 or 2010 and as of December 31, 2010 we owe Taggart $325,000 in connection with such agreement.

The table below sets forth certain compensation for officers and directors serving as of December 31, 2010.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					AWARDS
Name & Principal Position	Year	Salary	Other Annual Compensation		Securities Underlying Options/ Warrants	All Other Compensation

Cathy Bergman	2010	-	$180,000	(a)	-	-
Chief Executive Officer	2009	-	$180,000	(a)	600,000	$3,460	(b)
Director

Robert L. Blessey	2010	-	-		-	$53,000	(c)
Secretary	2009	-	-		1,000,000	$67,000	(c)

(a)
Represents fees earned by Taggart Resource Group, Ltd., a consulting firm in which Ms. Bergman is a principal, in connection with consulting services rendered to the Company and its subsidiaries.  In year 2009 $144,000 of such amount is accrued and remains unpaid and in year 2010 all of such amount was accrued and remains unpaid as of the date of this Report.

(b)	Represents stock in lieu of cash compensation.

(c)
Mr. Blessey serves as our Secretary and also serves as our general counsel.  Mr. Blessey does not receive compensation for service as the Company’s Secretary.  Fees for legal services rendered are included as other compensation.  At December 31, 2010, all of such fees are accrued and remain unpaid as of the date of this Report.

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

Director Compensation
Our sole director in years 2010 and 2009 did not receive any compensation for serving in such capacity.

Indemnification of Our Officers and Directors
Our Articles of Incorporation provide for the indemnification of all persons who serve as our directors, officers, employees or agents to the fullest extent permitted under New York law. In addition, we entered into an indemnification agreement with our Chief Executive Officer pursuant to which we granted her certain additional indemnification rights. We do not maintain officer and director liability insurance. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions or agreement, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, any such indemnification is against public policy as expressed in the securities laws and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2010 by our officers and directors and all those known by us to be beneficial owners of more than five percent of our common stock.

Name of Beneficial Owner	Ownership		Percentage of Class (a)

Cathy Bergman	1,033,381	(b)	10.49%
1221 Avenue of the Americas, Suite 4200
New York, NY 10020

Robert L. Blessey	1,321,811	(c)	13.41%
1221 Avenue of the Americas, Suite 4200
New York, NY 10020

Marton Grossman	736,473		7.46%
1461 53rd Street
Brooklyn, New York 11219

All Executive Officers and Directors as a group (2 persons)	2,355,192	(d)

(a)
Based on a total of 9,850,761 shares of common stock, which includes: (i) 8,008,261 shares of common stock issued and outstanding as of December 31, 2010; (ii) options to purchase 205,000 shares of our common stock; and, (iii) warrants to purchase 1,637,500 shares of our common stock.

(b)
Includes 85,000 shares underlying two options that are fully vested and exercisable and 600,000 shares underlying a warrant of which 250,000 shares have vested and are exercisable as of December 31, 2010.

(c)
Includes 1,012,500 shares underlying two warrants that are fully vested and exercisable and 275,977 shares owned by Bocara Corp. in which Mr. Blessey owns a 25% interest and his spouse owns a 75% interest.

(d)	Includes Ms. Bergman and Mr. Blessey.

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

Our Chief Executive Officer
We incur fees for services rendered by Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer (See Item 11 – Executive Compensation). We owe Taggart $325,000 in connection with such agreement and approximately $25,000 for funds Ms. Bergman loaned to the Company in 2010 and 2009 to pay certain operating expenses.

Our Secretary
We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and General Counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of approximately $73,000 in 2010 and $67,000 in year 2009, none of which we were able to pay. We also owe Mr. Blessey approximately $22,000 for fees incurred in prior years, for a total of $162,000 due and outstanding.

Additionally, we owe Mr. Blessey $272,000 for legal services rendered prior to June 30, 2007 and in July 2007 issued to him a non-interest bearing promissory note in such amount that was due June 30, 2008 on which we defaulted. In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, we agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred. As of December 31, 2010 the promissory note remains in default and we have been unable to make any payment toward the $59,000 of accrued interest due thereon.

Our Shareholders
We did not generate or receive any revenue in 2010. To meet our limited operating expenses, we borrowed $108,000 from our shareholders during the course of 2010. Such loans are secured by promissory notes each with a one-year term, which do not bear interest.

Management Fees (Discontinued Operations)
Our subsidiary Hialeah PET Management LLC formerly earned fees from the management of Premier PET Imaging of Hialeah, LLC, and our subsidiaries, Premier PET Imaging of Jacksonville, LLC and Premier PET Imaging of Tamarac, LLC earned fees from the management of PET Imaging centers pursuant to an agreement with Eiber Radiology. Albert Eiber, M.D., a radiologist who is the principal owner of both Eiber Radiology and PET Imaging of Hialeah, Inc., owned 17% of Hialeah PET Management, LLC. All of such operations were discontinued in 2008. In 2010 we did not receive any management fees from some operations and in 2009 we received $63,000 in management fees that were generated prior to the discontinuation of operations.

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET  Imaging, a medical imaging facility in East Setauket, New York. Anna Associates LLC owns 49% of Suffolk  PET Management. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by  Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In  September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection  with certain management fees due to us, among other claims. As the amount due is unknown, and an  accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the  balance due to us as of December 31, 2010. The legal action is on-going and there can be no assurance  as to its outcome.

Item 14. Principal Accountant Fees and Services

MSPC Certified Public Accountants and Advisors (“MSPC”), serves as our principal accountant. The following table presents fees billed to us by MSPC for services performed in 2010 and 2009:

For the year ended December 31	2010	2009
Audit and review fees	$26,000	$26,000
Tax fees	8,000	12,000
Other fees	-	-
	$34,000	$38,000

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

10.15
Promissory Note dated July 2, 2007 issued by The Sagemark Companies Ltd. to Robert L. Blessey, Esq. in connection with legal fees owed to him. (Filed with the Securities and Exchange Commission on July 10, 2007 as an exhibit to Form 8-K and incorporated herein by reference thereto.

10.16	Amended and Restated By-Laws of The Sagemark Companies Ltd., as amended through May 8, 2008 (filed with the Securities and Exchange Commission on July 31, 2008 as an exhibit to Form 8-K and incorporated by reference thereto.)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Principal Executive Officer and Financial and Accounting Officer Certification

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2011	The Sagemark Companies Ltd.

	By:	/s/ Cathy Bergman
Cathy Bergman
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant on April 4, 2011 in the capacities indicated below.

Signature	Title

/s/ Cathy Bergman	Chief Executive Officer, interim Chief Financial Officer and Director
Cathy Bergman	(Principal Executive Officer)