Form 10-Q
period 2011-03-31
SAGEMARK COMPANIES LTD
filed 2011-05-16
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD.

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements
As of March 31, 2011

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010 (A)
ASSETS	(unaudited)

Current Assets:
Cash	$3,000	$8,000

TOTAL ASSETS	$3,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$612,000	$555,000
Accrued consulting fee – related party	370,000	325,000
Shareholder loans	135,000	108,000
Notes payable and interest – related parties	369,000	356,000
Liabilities of discontinued operations	2,335,000	2,279,000
Total Current Liabilities	3,821,000	3,623,000

Commitments and Contingencies	-	-

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued and outstanding)	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(75,380,000)	(75,177,000)
Total Company Shareholder’s Deficiency	(3,958,000)	(3,755,000)

Noncontrolling Interests	140,000	140,000

Total Shareholders’ Deficiency	(3,818,000)	(3,615,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$8,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(A)	Derived from audited financial statements for the year ended December 31, 2010 (see Form 10-K Annual Report filed on April 5, 2011 with the Securities and Exchange Commission).

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31,	2011	2010
Operating Expenses
General and administrative expenses	$135,000	$99,000
Legal fees – related party	4,000	33,000
Total Operating Expenses	139,000	132,000

Loss from Operations	(139,000)	(132,000)
Interest expense	(8,000)	(7,000)

Loss from continuing operations	(147,000)	(139,000)
Income (Loss) from discontinued operations	(56,000)	950,000

Net Income (Loss)	$(203,000)	$811,000

Basic Income (Loss) Per Common Share
Loss from continuing operations	$(0.02)	$(0.02)
Income (Loss) from discontinued operations	(0.01)	0.12

Basic Income (Loss) Per Common Share	$(0.03)	$0.10

Diluted Income (Loss) Per Common Share
Loss from continuing operations	$(0.02)	$(0.02)
Income (Loss) from discontinued operations	(0.01)	0.11

Diluted Income (Loss) Per Common Share	$(0.03)	$0.09
Weighted Average Number of Common Shares
Basic	8,008,261	8,008,261
Diluted (continuing operations)	8,008,261	8,008,261
Diluted (discontinued operations)	8,008,261	8,507,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31	2011	2010
Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(147,000)	$(139,000)
Changes in assets and liabilities: Accounts payable	57,000	54,000
Accrued consulting fee – related party	45,000	39,000
Accrued Interest, note payable	8,000	3,000
Net Cash - Operating Activities	(37,000)	(43,000)

Cash Flows - Financing Activities
Proceeds from note payable – related party	5,000	4,000
Proceeds from shareholder loans	27,000	44,000
Net Cash - Financing Activities	32,000	48,000

Discontinued Operations
Net cash provided by (used in) operating activities	-	(1,000)
Net cash – Discontinued operations	-	(1,000)

Net Increase (Decrease) in Cash	(5,000)	4,000
Cash - Beginning of Period	8,000	3,000

Cash - End of Period	$3,000	$7,000

Supplemental Disclosure of Cash Flow Information:

Cash used during period for:
Interest	$-	$-
Income Taxes	$-	$-

In March 2010 the Company’s obligation under a $1 million limited guaranty was terminated.

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for any future period or for the year ending December 31, 2011.

The balance sheet as of December 31, 2010 has been derived from the audited financial statements at such date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by The Sagemark Companies Ltd. (the “Company”) are set forth in Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications

The Company has made certain financial statement reclassification within the 2010 consolidated financials statements to conform with the March 31, 2011 consolidated financial statement presentation.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

As of March 31, 2011, we have no operations that generate revenue nor have we had any operations that have generated revenue since June 2008.  We have approximately $3.8 million of liabilities, and do not have sufficient assets to satisfy any of such liabilities or sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated interim financial statements do not include any adjustments relating to the amounts and classification of assets and liabilities that might be necessary in the event we cannot continue as a going concern.

Discontinued Operations

Prior to discontinuation of such operations by the second quarter 2008, we owned, operated and/or managed eight out-patient medical diagnostic imaging centers that provided positron emission tomography (“PET”) and/or PET and computed tomography (“CT”) services.

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

Note 3 – Significant Accounting Policies

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding or evaluating our reported financial results are set forth in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 5, 2011.

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

As of March 31, 2011, we have reserved 1,842,500 shares of common stock for issuance pursuant to outstanding options and warrants comprised of: (i) options issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of up to 205,000 shares of our common stock at an exercise price of $0.02 per share; (ii) a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $0.02 per share; (iii) a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $0.83 per share; and (iv) warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share.  For the three month periods ended March 31, 2011 and 2010, 242,500 shares of the outstanding options and warrants were deemed anti-dilutive and may dilute earnings per share in the future.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.

There was no stock-based compensation costs recorded in the three month periods ended March 31, 2011 or 2010.   As of March 31, 2011 there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to any officers, directors or employees during the three month periods ended March 31, 2011 and 2010.

Note 6 – Concentration of Credit Risk

As of March 31, 2011, all of our cash is held in U.S. financial institutions.  We had no cash balances in excess of federally insured limits.

Note 7 – Commitments and Contingencies

Premise Lease Obligations

We previously leased office space for our corporate offices and our PET imaging center operations.  In concert with the termination of our PET imaging operations, in 2008 we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned in 2008 to third parties that operated medical imaging centers at such facilities and who paid the landlord directly.   As of March 31, 2011 we have not been notified of any default under such leases.

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

In April 2009 we were advised by counsel for GECC that the Queens Purchaser had failed to make certain payments, when due, under the Financing Documents and that unless such default was cured, GECC would exercise its rights to accelerate the balance due under the Financing Documents of approximately $1,600,000 and seek to recover from us the $1,000,000 maximum amount due under the Limited Guaranty.  We promptly notified GECC that we were unable to honor such Limited Guaranty and GECC did not pursue us in connection therewith.  However, as a result of the default, we recorded the Limited Guaranty obligation on our consolidated balance sheet under liabilities of discontinued operations as of the first quarter of 2009.

The default was not cured and in June 2009 GECC brought a legal action against Queens LLC in an attempt to recover the amount due to it under the Financing Documents.  We were not named as a party to such action.

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

Note 8 – Transactions with Related Parties

Our Chief Executive Officer

We incur fees for services rendered by Taggart Resource Group, Ltd. (“Taggart”), a consulting firm owned by Cathy Bergman, our Chief Executive Officer, in connection with a consulting agreement entered into with Taggart.  Pursuant to such agreement, we agreed to pay Taggart a fee of $15,000 per month beginning as of December 2008.  To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 accrued until such time, if ever, we have such available funds.  We have been unable to pay Taggart the $5,000 minimum due each month and as of March 31, 2011 we owe Taggart approximately $370,000 pursuant to such agreement.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $5,000 from Ms. Bergman during the first quarter of fiscal 2011 to pay certain on-going operational expenses.  We currently owe Ms. Bergman approximately $30,000 for funds loaned to the Company as of March 31, 2011.  This balance is included in our Consolidated Balance Sheet under Notes payable and interest – related parties.

Our Secretary

We incur legal fees for services provided to us by Robert L. Blessey, Esq.  Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 2001 through July 2007.

In the three months ended March 31, 2011, we incurred legal fees due to Mr. Blessey of approximately $4,000. As of March 31, 2011 we owe Mr. Blessey legal fees of approximately $505,000, which includes legal fees of approximately $166,000 and a $272,000 promissory note we issued to him in July 2007 on which we defaulted, as well as interest on such note of approximately $67,000, which began accruing at a rate of 10% per annum as of January 1, 2009.

Shareholder Loans

We did not generate or receive any revenue in the three months ended March 31, 2011, and we have not generated any revenue since June 2008.  To meet our limited operating expenses, we borrowed an aggregate of $27,000 from our shareholders during the three months ended March 31, 2011, which amounts are secured by promissory notes with one year terms, and which do not bear interest.  As of March 31, 2011, we have borrowed $135,000 from our shareholders.

Note 9 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of March 31, 2011 and December 31, 2010 and the related summary of discontinued operations for the three months ended March 31, 2011 and 2010.

	March 31, 2011	December 31, 2010
Liabilities:
Accounts payable	$272,000	$266,000
Judgments and liens	2,063,000	2,013,000
Liabilities to be disposed	2,335,000	2,279,000
Net liabilities to be disposed	$(2,335,000)	$(2,279,000)

For the Three Months Ended	March 31, 2011	March 31, 2010
Operating Expenses
General and administrative expenses	$1,000	$
Total operating expenses	1,000

Loss from operations	(1,000)
Interest expense	(55,000)		(50,000)
Settlement of Limited Guarantee (Note 7)	-		1,000,000

Net Income (Loss)	$(56,000)		$950,000

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Description of the Company

As of March 31, 2011, we do not have any business operations other than limited administrative operations related to shareholder and creditor matters.

Discontinued Operations

In 2008 we sold or discontinued the operations of all of our out-patient medical diagnostic centers that provided positron emission tomography (“PET”) and PET and computed tomography (“CT”) imaging services.  Such operations consisted of eight centers located in New York, New Jersey, Florida and Kansas.

Employees

As of the date of this Report we have no employees. We have one member of the Board of Directors, who also serves as the Company’s Chief Executive Officer and interim Chief Financial Officer, and a corporate Secretary, neither of whom receive a salary for their service in such capacities.

Financial Condition – Liquidity and Capital Resources

At March 31, 2011, we have approximately $3.8 million of current liabilities and no current operations that generate revenue.  We do not have sufficient working capital to satisfy our obligations to any of our creditors.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discusses and compares the results of our operations for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010.

Revenues

We did not generate or receive any revenue from continuing or discontinued operations in the three months ended March 31, 2011, nor did we generate or receive any revenue in the comparable period in 2010.

We had a net loss attributable to the Company of $203,000 in the three months ended March 31, 2011 and net income of $811,000 in the comparable period in 2010.  The net income in the comparable period in 2010 resulted from the termination of a $1,000,000 limited guaranty obligation of discontinued operations.

Operating Expenses

Operating expenses in the three month period ended March 31, 2011 were $140,000, of which $139,000 related to continuing operations and $1,000 of which related to discontinued operations.

Comparatively, in the three month period ended March 31, 2010, total operating expenses were $132,000, all of which related to continuing operations.

Interest Expense

Interest expense in the three months ended March 31, 2011 was approximately $63,000.  Of such amount, $8,000 was attributable to continuing operations and $55,000 was attributable to discontinued operations.

Interest expense in the comparable three month period in 2010 was approximately $57,000.  Of such amount, $7,000 was attributable to continuing operations and $50,000 was attributable to discontinued operations.

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

Outlook

As of March 31, 2011 we do not have any operations other than limited administrative operations related to shareholder and creditor matters.  We have no operations that generate revenue.

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

Special Note Regarding Forward Looking Statements

Certain matters discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report, contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed or anticipated in these forward-looking statements for many reasons, including risks faced by us which are described in this Report and the other documents we file with the Securities and Exchange Commission (“SEC”).  This section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Report.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on the evaluation of our disclosure controls and procedures as of March 31, 2011, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the three month period ended March 31, 2011.

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

THE SAGEMARK COMPANIES LTD.

Date: May 13, 2011	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer
and Director