Form 10-Q
period 2011-09-30
SAGEMARK COMPANIES LTD
filed 2011-11-10
CIK 89041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD.

TABLE OF CONTENTS
QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements
As of September 30, 2011

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010 (A)
ASSETS	(unaudited)

Current Assets:
Cash	$-	$8,000

TOTAL ASSETS	$-	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$667,000	$555,000
Accrued consulting fee – related party	460,000	325,000
Shareholders loans	158,000	108,000
Notes payable and interest – related parties	394,000	356,000
Liabilities of discontinued operations	2,451,000	2,279,000
Total Current Liabilities	4,130,000	3,623,000

Commitments and Contingencies	-	-

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share (2,962 issued and outstanding)	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued and outstanding)	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(75,692,000)	(75,177,000)

Total Company Shareholder’s Deficiency	(4,270,000)	(3,755,000)

Noncontrolling Interests	140,000	140,000

Total Shareholders’ Deficiency	(4,130,000)	(3,615,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$-	$8,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

(A) Derived from audited financial statements for the year ended December 31, 2010 (see Form 10-K Annual Report filed on April 5, 2011 with the Securities and Exchange Commission).

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,	2011	2010
Operating Expenses
General and administrative expenses	$78,000	$157,000
Legal fees – related party	3,000	15,000
Total Operating Expenses	81,000	172,000

Loss from Operations	(81,000)	(172,000)
Interest expense	(9,000)	(9,000)

Loss from continuing operations	(90,000)	(181,000)
Loss from discontinued operations	(59,000)	(65,000)

Net Loss	$(149,000)	$(246,000)

Basic Loss Per Common Share
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)

Basic Loss Per Common Share	$(0.02)	$(0.03)

Diluted Loss Per Common Share
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)

Diluted Loss Per Common Share	$(0.02)	$(0.03)
Weighted Average Number of Common Shares
Basic	8,008,261	8,008,261
Diluted (continuing operations)	8,008,261	8,008,261
Diluted (discontinued operations)	8,008,261	8,008,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2011	2010
Operating Expenses
General and administrative expenses	$306,000	$397,000
Legal fees – related party	9,000	63,000
Total Operating Expenses	315,000	460,000

Loss from Operations	(315,000)	(460,000)
Interest expense	(28,000)	(26,000)

Loss from continuing operations	(343,000)	(486,000)
Income (Loss) from discontinued operations	(172,000)	836,000

Net Income (Loss)	$(515,000)	$350,000

Basic Income (Loss) Per Common Share
Loss from continuing operations	$(0.04)	$(0.06)
Income (Loss) from discontinued operations	(0.02)	0.10

Basic Income (Loss) Per Common Share	$(0.06)	$0.04

Diluted Income (Loss) Per Common Share
Loss from continuing operations	$(0.04)	$(0.06)
Income (Loss) from discontinued operations	(0.02)	0.10

Diluted Income (Loss) Per Common Share	$(0.06)	$0.04
Weighted Average Number of Common Shares
Basic	8,008,261	8,008,261
Diluted (continuing operations)	8,008,261	8,008,261
Diluted (discontinued operations)	8,008,261	8,752,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2011	2010

Cash Flows - Operating Activities
Loss from continuing operations attributable to the Company	$(343,000)	$(486,000)
Changes in assets and liabilities: Accounts payable	112,000	219,000
Accrued consulting fee – related party	135,000	135,000
Accrued Interest – note payable	25,000	26,000
Net Cash - Operating Activities	(71,000)	(106,000)

Cash Flows - Financing Activities
Proceeds from note payable – related party	13,000	16,000
Proceeds from shareholder loans	50,000	90,000
Net Cash - Financing Activities	63,000	106,000
Discontinued Operations
Net cash provided by (used in) operating activities	-	(1,000)
Net cash – Discontinued operations	-	(1,000)

Net Increase (Decrease) in Cash	(8,000)	-
Cash - Beginning of Period	8,000	3,000

Cash - End of Period	$-	$3,000

Supplemental Disclosure of Cash Flow Information:

Cash used during period for:	$-	$-
Interest
Income Taxes	$-	$-

In March 2010 the Company’s obligation under a $1 million limited guaranty was terminated.

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that can be expected for any future period or for the year ending December 31, 2011.

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

Reclassifications

The Company has made certain financial statement reclassifications within the 2010 consolidated financials statements to conform with the September 30, 2011 consolidated financial statement presentation.

Note 2 – Going Concern

The accompanying consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

As of September 30, 2011, we have no operations that generate revenue nor have we had any operations that have generated revenue since June 2008.  We have approximately $4.1 million of liabilities, and do not have sufficient assets to satisfy any of such liabilities or sufficient working capital to satisfy our obligations to any of our creditors.  These factors raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2011, we have reserved 1,842,500 shares of common stock for issuance pursuant to our outstanding options and warrants which are comprised of: (i) options issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of up to 205,000 shares of our common stock at an exercise price of $0.02 per share; (ii) a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $0.02 per share; (iii) a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $0.83 per share; and (iv) warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share. For the three and nine month periods ended September 30, 2011, 1,842,500 shares of common stock reserved for issuance pursuant to the outstanding options and warrants were deemed anti-dilutive.  For the three and nine month periods ended September 30, 2010, 25,000 and 242,500, respectively of the outstanding warrants and options were deemed anti-dilutive and may dilute earnings per share in the future.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation.

There was no stock-based compensation costs recorded in the three or nine month periods ended September 30, 2011 or 2010.   As of September 30, 2011 there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to any officers, directors or employees during the three and nine month periods ended September 30, 2011 and 2010.

Note 6 – Concentration of Credit Risk

As of September 30, 2011, all of our cash is held in U.S. financial institutions.  We had no cash balances in excess of federally insured limits.

Note 7 – Commitments and Contingencies

Premise Lease Obligations

We previously leased office space for our corporate offices and our PET imaging center operations.  In concert with the termination of our PET imaging operations, in 2008 we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned in 2008 to third parties that operated medical imaging centers at such facilities and who paid the landlord directly.   As of September 30, 2011, and through the date of this report, we have not been notified of any default under such leases.

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

Note 8 – Transactions with Related Parties

Our Chief Executive Officer

We incur fees for services rendered by Taggart Resource Group, Ltd. (“Taggart”), a consulting firm owned by Cathy Bergman, our Chief Executive Officer, in connection with a consulting agreement entered into with Taggart.  Pursuant to such agreement, we agreed to pay Taggart a fee of $15,000 per month beginning as of December 2008.  To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 accrued until such time, if ever, we have such available funds.  We have been unable to pay Taggart the $5,000 minimum due each month and as of September 30, 2011 we owe Taggart approximately $460,000 pursuant to such agreement.

In addition to rendering services to us for which we do not have the funds to compensate Taggart, the Company borrowed approximately $5,000 from Ms. Bergman during the first quarter of 2011, $4,000 in the second quarter of 2011 and $4,000 in the third quarter of 2011 to pay certain on-going operational expenses.  We currently owe Ms. Bergman approximately $38,000 for funds loaned to the Company as of September 30, 2011.  This balance is included in our Consolidated Balance Sheet under Notes payable and interest – related parties.

Our Secretary

We incur legal fees for services provided to us by Robert L. Blessey, Esq.  Mr. Blessey is our General Counsel, our Secretary and served on our Board of Directors from May 2001 through July 2007.

In the three and nine months ended September 30, 2011, we incurred legal fees due to Mr. Blessey of approximately $2,000 and $7,000, respectively.  As of September 30, 2011 we owe Mr. Blessey legal fees of approximately $529,000, which includes legal fees of approximately $172,000 and a $272,000 promissory note we issued to him in July 2007 for legal fees on which we defaulted, as well as interest on such note of approximately $85,000, which began accruing at a rate of 10% per annum as of January 1, 2009.

Shareholders Loans

We did not generate or receive any revenue in the three or nine months ended September 30, 2011, and we have not generated any revenue since June 2008.  To meet our limited operating expenses, we borrowed an aggregate of $50,000 from our shareholders during the nine months ended September 30, 2011, which amounts are secured by promissory notes with one year terms, and which do not bear interest.  As of September 30, 2011, we have borrowed $158,000 from our shareholders.

Note 9 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of September 30, 2011 and December 31, 2010 and the related summary of discontinued operations for the three and nine months ended September 30, 2011 and 2010.

	September 30, 2011	December 31, 2010

Liabilities:
Accounts payable	$272,000	$266,000
Judgments and liens	2,179,000	2,013,000
Liabilities to be disposed	2,451,000	2,279,000

Net liabilities to be disposed	$(2,451,000)	$(2,279,000)

For the Three Months Ended	September 30, 2011	September 30, 2010
Operating Expenses
General and administrative expenses	$-	$15,000
Total operating expenses	-	15,000
Loss from operations
Interest expense	(59,000)	(50,000)

Net Loss	$(59,000)	$(65,000)

For the Nine Months Ended	September 30, 2011	September 30, 2010

Operating Expenses
General and administrative expenses	$1,000	$15,000
Total operating expenses	1,000	15,000

Loss from operations	(1,000)	(15,000)
Interest expense	(171,000)	(149,000)
Settlement of Limited Guarantee (Note 7)	-	1,000,000

Net Income (Loss)	$(172,000)	$836,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Description of the Company

As of September 30, 2011, we do not have any business operations other than limited administrative operations related to shareholder and creditor matters.

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

Financial Condition – Liquidity and Capital Resources

We have not generated any revenue since June 2008.  At September 30, 2011 our liabilities exceeded our assets by approximately $4.1 million, and our cash balance is less than $1,000, which is not sufficient to fund our operating expenses for the foreseeable future.

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

Results of Operations

The following discusses and compares the results of our operations for the three and nine month periods ended September 30, 2011 as compared to the three and nine month periods ended September 30, 2010.

Revenues

We did not generate or receive any revenue from continuing or discontinued operations in the three or nine months ended September 30, 2011, nor did we generate or receive any revenue in the comparable periods in 2010.

Operating Expenses

Operating expenses in the three month period ended September 30, 2011 were $81,000, all of which related to continuing operations.  Such expenses in the nine month period ended September 30, 2011 were $316,000 of which $315,000 related to continuing operations and $1,000 of which related to discontinued operations.

Comparatively, in the three month period ended September 30, 2010, total operating expenses were $187,000, of which $172,000 related to continuing operations and $15,000 of which related to discontinued operations.  Such expenses in the nine month period ended September 30, 2010 were $475,000, of which $460,000 related to continuing operations and $15,000 of which related to discontinued operations.

Interest Expense

Interest expense in the three months ended September 30, 2011 was approximately $68,000.  Of such amount, $9,000 was attributable to continuing operations and $59,000 was attributable to discontinued operations.   Interest expense in the nine months ended September 30, 2011 was approximately $199,000. Of such amount, $28,000 was attributable to continuing operations and $171,000 was attributable to discontinued operations.

Comparatively, interest expense in the three month period ended September 30, 2010 was approximately $59,000.  Of such amount, $9,000 was attributable to continuing operations and $50,000 was attributable to discontinued operations.  Interest expense in the nine months ended September 30, 2010 was approximately $175,000.  Of such amount, $26,000 was attributable to continuing operations and $149,000 was attributable to discontinued operations.

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

Net Income (Loss)

We incurred a net loss $149,000 and $515,000, respectively, in the three and nine months ended September 30, 2011 and a net loss of $246,000 in the comparable three month period in 2010 and net income of $350,000 in the comparable nine month period in 2010.  The Company’s net income of $350,000 in the comparable nine month period in 2010 resulted from the recording of a $1,000,000 settlement gain under the termination of a $1,000,000 limited guaranty obligation of discontinued operations.

The Company did not record any allocation of net earnings to the noncontrolling interests for the three and nine months ended September 30, 2011 and 2010.

Outlook

As of September 30, 2011 we do not have any operations other than limited administrative operations related to shareholder and creditor matters.  We have no operations that generate revenue.

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

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on the evaluation of our disclosure controls and procedures as of September 30, 2011, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and nine month periods ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the three and nine month periods ended September 30, 2011.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Pursuant to Rule 405 of Regulation S-T, financial information from the Quarterly Report on Form 10-Q of The Sagemark Companies Ltd. for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) is furnished herewith: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK COMPANIES LTD.

November 10, 2011	By:	/S/ CATHY BERGMAN
Cathy Bergman, Chief Executive Officer,
Interim Chief Financial Officer and Director