Form 10-K
period 2011-12-31
SAGEMARK COMPANIES LTD
filed 2012-03-30
CIK 89041

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenue for the fiscal year ended December 31, 2011 was $0.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 23, 2012 was approximately $191,500 computed on the basis of a closing price of $0.025 per share on such date of the issuer’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

As of March 30, 2012 there were 8,008,261 shares of the Company’s par value $0.01 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

TABLE OF CONTENTS

The Sagemark Companies Ltd. ∙ Form 10K

PART I		3

Item 1.	Description of Business.	3
Item 1a	Risk Factors	4
Item 1B.	Unresolved Staff Comments	9
Item 2.	Description of Property.	9
Item 3.	Legal Proceedings.	9
Item 4.	Submission of Matters to a Vote of Security Holders.	9

PART II		10

Item 5	Market For Common Equity And Related Stockholder Matters	10
Item 6.	selected financial information.	10
Item 8.	Financial Information.	13
	- Report of Independent Registered Public Accounting Firm
	- Audited Financial Statements:
	- Consolidated Balance Sheets at December 31, 2011 and 2010
	- Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
	- Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2011 and 2010
	- Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
	- Notes to Consolidated Financial Statements
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	26
Item 9A.	Controls and Procedures.	26
Item 9B.	Other Information.	27

PART III		28

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exch ange Act	28
Item 11.	Executive Compensation.	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	30
Item 13.	Certain Relationships and Related Transactions	31
Item 14.	Principal Accountant Fees and Services	32

PART IV		32

Item 15.	Exhibits	32

SIGNATURES		33

PART I

Item 1.  Description of Business

Description of the Company

As of December 31, 2011, the Sagemark Companies Ltd. did not have any business operations other than administrative operations related to shareholder, creditor and tax matters.

As used in this report, unless otherwise required by the context, The Sagemark Companies Ltd. and its subsidiaries are sometimes collectively referred to as the "Company" or "Sagemark", or are implicit in the terms "we", "us" and "our".

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

Item 1A.  Risks Related to Our Current Financial Condition

We have discontinued substantially all of our operating activities.

Our limited operations in 2011 consisted of administrative tasks related to shareholder and creditor issues relating to our discontinued operations. During 2008 we sold or closed all our PET imaging centers and sold or terminated our radiation therapy projects that were in development. We do not currently have a plan for any future operations. Until such time as we develop a new business, if ever, our revenues, if any, will not be significant. The capital requirements associated with developing a new business will be substantial and will require additional outside financing. There can be no assurance that we will be able to continue as an active corporation.

We have a history of losses from continuing operations and do not have sufficient working capital, are in default on all of our debt obligations, and may seek protection under available bankruptcy laws.

Our liabilities at December 31, 2011 approximate $4.3 million, as compared to approximately $3.6 million at December 31, 2010. We do not have sufficient capital to satisfy any such debt or obligations.

Our financial distress and significant obligations raise substantial doubt about our ability to continue our operations and our efforts to restructure our business. If we are unable to resolve outstanding creditor claims, we may have no other alternative than to seek protection under available bankruptcy laws.

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

During 2011 the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.015 per share to a high of $0.03 per share, and in 2010 the shares of our common stock traded at prices ranging from a low of $0.014 per share to a high of $0.05 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as changes in applicable laws and governmental regulations, loss of key company executives, sales of large numbers of shares of our common stock by existing shareholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many medical diagnostic imaging and other health care companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Shares of our common stock are traded on the OTCBB on a very limited basis with approximately 87,000 shares traded in 2011 and approximately 353,000 shares traded during the year 2010, or an average of approximately 7,250 shares per month in 2011 and an average of 29,000 shares per month in 2010. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

We are authorized to issue 25,000,000 shares of common stock. As of December 31, 2011, there are 8,008,261 shares issued and outstanding. The total number of shares of our common stock issued and outstanding does not include shares reserved for issuance upon the exercise of outstanding options or warrants or shares reserved for issuance under the Company’s 1999 Long-Term Incentive Stock Option Plan (the “Stock Option Plan”).

As of December 31, 2011, the Company had outstanding stock options and warrants to purchase an aggregate of 1,842,500 shares of our common stock. We have reserved shares of our common stock for issuance in connection with the potential exercise of such options and warrants. To the extent additional shares of our common stock are issued or options and warrants are exercised, investors will experience further dilution. In addition, in the event that any future financing should be in the form of, or be convertible into or exchangeable for, equity securities, upon the issuance of such equity securities, our shareholders will experience additional dilution. There are many circumstances, including equity financings, acquisitions or other business combinations, and other transactions between the Company and its vendors, suppliers, employees, consultants, and others, in which our management can approve the issuance of additional shares of our common stock without obtaining shareholder approval for such issuances.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. All of the 8,008,261 shares of our common stock outstanding at December 31, 2011 have been issued for more than six months.

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

Item 3.  Legal Proceedings

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. We are not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations other than as follows:

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded in the over-the-counter market on the NASDAQ Over The Counter Bulletin Board (“OTCBB”) under the symbol SKCO. The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the OTCBB. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2011	$0.02	$0.022
June 30, 2011	$0.03	$0.025
September 30 2011	$0.02	$0.025
December 31, 2011	$0.025	$0.015

March 31, 2010	$0.05	$0.014
June 30, 2010	$0.04	$0.014
September 30, 2010	$0.03	$0.015
December 31, 2010	$0.02	$0.017

Holders of Record

As of the date of this report, there are approximately 2,200 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and we do not anticipate paying or declaring any stock or cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

We did not have any operations in year 2011 or in 2010 that generated revenues.

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

Results of Operations

The following discusses and compares the results of our business operations for the years 2011 and 2010.

Revenues

We did not generate any revenues in 2011 or in 2010.

Operating Expenses

Consolidated operating expenses in year 2011 were approximately $441,000 of which $440,000 related to continuing operations, and $1,000 of which related to discontinued operations. Comparatively, in 2010, consolidated operating expenses were approximately $620,000 of which $605,000 related to continuing operations, and $15,000 of which related to discontinued operations.

Interest Expense

Interest expense in 2011 was $269,000, of which $37,000 related to continuing operations and $232,000 of which related to discontinued operations. Comparatively, interest expense in 2010 was $243,000, of which $31,000 related to continuing operations and $212,000 of which related to discontinued operations.

Interest expense of continuing operations arises from a promissory note due to a related party in the principal amount of $272,000 which bears interest at a rate of 10% per annum. Interest expense of discontinued operations is the result of accrued interest under two default judgments that were granted in July 2008 associated with a premise lease for space in a building that we never occupied.

Minority (Noncontrolling) Interests

During 2011 and 2010 minority interests owned 49% of Suffolk PET Management LLC which is involved in certain legal proceedings (see Item 3).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Financial Condition – Liquidity and Capital Resources

As of December 31, 2011 we do not have any operations other than basic administrative, shareholder and creditor related activities and we have no operations that generate revenues. At December 31, 2011 our cash balance was approximately $3,000 which is not sufficient to fund our operating expenses for the foreseeable future.

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

We have approximately $4.3 million of liabilities and we do not have sufficient working capital to satisfy our obligations to any of our creditors. Our financial distress, along with our history of significant net losses, raises substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Sagemark Companies Ltd.

We have audited the accompanying consolidated balance sheets of The Sagemark Companies Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting, accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have any operations that generate revenue and has a shareholder’s deficiency of approximately $4.3 million at December 31, 2011. In addition, the Company is in default on substantially all of its outstanding debt and without sufficient working capital at December 31, 2011 to satisfy any of the remaining debts or obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
MSPC Certified Public Accountants and Advisors, A Professional Corporation

Cranford, New Jersey
March 29, 2012

Sagemark Companies Ltd.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2011	2010

ASSETS

Current Assets:
Cash	$3,000	$8,000

TOTAL ASSETS	$3,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$734,000	$555,000
Accrued consulting fee – related party	505,000	325,000
Shareholder loans	170,000	108,000
Notes payable – related parties	407,000	356,000
Liabilities of discontinued operations	2,512,000	2,279,000
Total Current Liabilities	4,328,000	3,623,000

Commitments and Contingencies	-	-

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share; authorized and outstanding 2,962	3,000	3,000
Common stock, par value $0.01 per share; 25,000,000 authorized; 8,008,261 shares issued and outstanding	80,000	80,000
Additional paid in capital	71,339,000	71,339,000
Accumulated deficit	(75,887,000)	(75,177,000)
Shareholders’ Deficiency	(4,465,000)	(3,755,000)

Noncontrolling Interests	140,000	140,000

Total Shareholder’s Deficiency	(4,325,000)	(3,615,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$8,000

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2011	2010

OPERATING EXPENSES
General and administrative expenses	$417,000	$532,000
Legal fees – related party	23,000	73,000
Total Operating Expenses	440,000	605,000

Loss from Operations	(440,000)	(605,000)

Interest expense	(37,000)	(31,000)

Loss from continuing operations	(477,000)	(636,000)
Income (loss) from discontinued operations	(233,000)	773,000

Net Income (Loss)	$(710,000)	$137,000

Basic Income (Loss) Per Common Share
Loss from continuing operations	$(0.06)	$(0.08)
Income (Loss) from discontinued operations	(0.03)	0.10

Basic Income (Loss) Per Common Share	$(0.09)	$0.02

Diluted Income (Loss) Per Common Share
Loss from continuing operations	$(0.06)	$(0.07)
Income (Loss) from discontinued operations	(0.03)	0.09

Diluted Income (Loss) Per Common Share	$(0.09)	$0.02

Weighted Average Common Shares Outstanding
Basic	8,008,261	8,008,261
Diluted	8,008,261	8,807,705

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Preferred Shares	Preferred Share Par Value	Common Shares	Common Shares Par Value	Additional Paid-In Capital Common Stock	Accumulated Deficit	Shareholder’s Deficiency
BALANCE JANUARY 1, 2010	2,962	$3,000	8,008,261	$80,000	$71,339,000	$(75,314,000)	$(3,892,000)
Net Income						137,000	137,000
BALANCE DECEMBER 31, 2010	2,962	$3,000	8,008,261	$80,000	$71,339,000	$(75,177,000)	$(3,755,000)

Net Loss						(710,000)	(710,000)
BALANCE DECEMBER 31, 2011	2,962	$3,000	8,008,261	$80,000	$71,339,000	$(75,887,000)	$(4,465,000)

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010

Cash Flow – Operating Activities
Loss from continuing operations attributable to the Company	$(477,000)	$(636,000)
Adjustment to reconcile Net Loss to Net Cash – Operating Activities:
Change in assets and liabilities:
Accounts payable	179,000	311,000
Accrued consulting fee – related party	180,000	181,000
Accrued interest payable – related party	34,000	31,000
Other – net	-	(8,000)
Net Cash – Operating Activities	(84,000)	(121,000)

Cash Flows – Financing Activities
Proceeds from note payable - related party	17,000	18,000
Proceeds from shareholder loans	62,000	108,000
Net Cash – Financing activities	79,000	126,000

Net Change in Cash	(5,000)	5,000
Cash – Beginning of Year	8,000	3,000

Cash – End of Year	$3,000	$8,000

Supplemental disclosure of cash flow information:
Income taxes paid	$-	-
Interest paid	$-	-

The accompanying notes are an integral part of the consolidated financial statements

Sagemark Companies Ltd.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 - Description of Business and Basis of Presentation

Organization and Nature of Operations

At December 31, 2011, the Sagemark Companies Ltd. (the “Company” or “We” or “Our”) does not have any operations other than administrative operations related to shareholder, creditor and tax matters. We do not currently have a plan for any future operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. The Company did not generate any revenue in year 2011, and has no current operations that generate revenue. Further, as of December 31, 2011, the Company has a negative working capital and shareholder’s deficiency of approximately $4.3 million.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010, all of our cash represents bank deposits and we do not have any cash equivalents.

Revenue Recognition

Management fee revenues from discontinued operations were derived from agreements with contracted radiology practice group’s PET imaging centers. All operations that generated management fees were discontinued as of June 1, 2008. We had no management fee revenue in either 2011 or 2010.

At December 31, 2011 we have management fees due to us from our discontinued operations in East Setauket, New York which are the subject of an ongoing legal action, the amount of which is in dispute and is unknown as of the date of this Annual Report (See Note 5).

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

The Company had 205,000 options outstanding as of December 31, 2011, which are anti-dilutive and were excluded in the diluted earnings calculation in the year ended December 31, 2011. These options may dilute the earnings per share calculation in future periods.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash, payables to related parties, shareholder’s loans and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash. As of December 31, 2011, all of our cash is placed with high credit, quality financial institutions. As of December 31, 2011 we had no cash balances in excess of federally insured limits.

Stock-based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 Compensation – Stock Compensation. We had no stock based compensation in 2011 or in 2010. As of December 31, 2011, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

Stock Options and Warrants

The following table summarizes our stock purchase options under our 1999 Long Term Incentive Plan for each of the years ended December 31, 2011 and 2010:

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	2011	2011	2010	2010

Outstanding at beginning of year	205,000	$0.10	205,000	$0.10
Outstanding at end of year	205,000	$0.10	205,000	$0.10

Exercisable at year end	205,000	$0.10	205,000	$0.10

Options subject to Long Term Incentive Plan	1,600,000		1,600,000
Options issued pursuant to Long Term Incentive Plan	-		-	-
Options available under Long Term Incentive Plan	35,000		35,000

Outstanding and Exercisable	Weighted Average	Weighted Average	Total Intrinsic
at 12/31/11	Exercise Price	Remaining Life	Value

205,000	$0.10	2 years	$-

We have issued and outstanding warrants to purchase up to 1,637,500 shares of our common stock, 25,000 of which have an exercise price of $0.83 per share and an expiration date of July 2, 2012, 12,500 of which have an exercise price of $0.02 per share and an expiration date of November 13, 2012 and the balance of which have an exercise price of $0.01 per share and expire January 14, 2014, none of which had an intrinsic value at December 31, 2011. At December 31, 2011, 1,287,000 of the total 1,637,500 warrants were exercisable.

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

Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to December 31, 2011 up to the date these financial statements were issued and has determined that there is no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

NOTE 3 – Notes Payable

At December 31, 2011 we have a note payable of $272,000 to Robert L. Blessey, for legal services provided to the Company in prior years. Such note accrues interest at 10% per annum as of January 1, 2009 and is currently in default. At December 31, 2011 the note payable, plus accrued interest, is approximately $366,000. (See Note 7.)

At December 31, 2011, we have a note payable of approximately $41,000 to Cathy Bergman, our Chief Executive Officer, for funds loaned to the Company.

Additionally, during the course of 2011, we borrowed a total of $62,000 from shareholders to fund continuing operations. As of December 31, 2011, we have borrowed $170,000 from our shareholders. The loans vary in amounts ranging from $3,000 to $20,000 and are each secured by non-interest bearing promissory notes with a term of one year. Payment of the promissory notes issued to our shareholders in 2010 totaling $108,000, were past due at December 31, 2011. However, the shareholders have agreed to an extension on such promissory notes (without penalty or interest) until the Company has sufficient working capital.

NOTE 4 – Income Taxes

For the years ended December 31, 2011 and 2010 the Company recorded a full tax valuation allowance due to the uncertain utilization of deferred tax assets related to available net operating loss forwards.

As of December 31, 2011, we have net operating loss carryforwards approximating $50 million. The loss carryforwards will expire at various dates from 2012 through 2028. The issuance of shares of our common stock for the acquisition of certain assets limits the utilization of our tax net operating loss carryover for losses incurred prior to the issuance of such shares, per Section 382 of the Internal Revenue Code.

NOTE 5 – Commitments and Contingencies

Premise Lease Obligations

We previously leased office space for our corporate offices and our PET imaging center operations. In concert with the termination of our PET imaging operations, in 2008 we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned in 2008 to third parties that operated medical imaging centers at such facilities and who paid the landlord directly. As of the date of this report we have not been notified of any default under such leases.

Limited Guaranty

In February 2008, we sold our 80% equity interest in P.E.T. Management of Queens LLC (“Queens LLC”), which managed a PET Imaging center in Forest Hills, New York (the “Queens Center”). In connection with that sale, Queens LLC assumed the Company’s obligations under the capital lease financing documents (the “Financing Documents”), between the Company and General Electric Capital Corp. (“GECC”) pursuant to which GECC financed the PET/CT imaging equipment, ancillary medical equipment and leasehold improvements at the Queens Center.

As a condition of such sale, GECC required the Company to execute a limited guaranty in favor of GECC (the “Limited Guaranty”) pursuant to which we guaranteed $1,000,000 of the approximately $1,700,000 indebtedness remaining under the Financing Documents. The purchaser of Queens LLC indemnified us against any losses incurred under the Limited Guaranty and assumed our obligations under the premise lease for the Queens Center.

Subsequently, in the first quarter of 2009, the purchaser of the Queens LLC defaulted on its payments due to GECC and thereafter GECC brought a legal action against Queens LLC in an attempt to recover the amount due to it under the Financing Documents. We were not named as a party to such action. However, as a result of the default, we recorded the Limited Guaranty obligation on our consolidated balance sheet under liabilities of discontinued operations as of the first quarter of 2009.

In March 2010, GECC repossessed the PET/CT imaging equipment from Queens LLC and entered into a stipulation of settlement with it in full and final satisfaction of all obligations under the Financing Documents. As a result thereof, there is no further liability of the Company under the Limited Guaranty. Accordingly, we recorded a gain of $1,000,000 for the year ended December 31, 2010 pursuant to the termination of the Company’s obligation under the Limited Guaranty as part of income (loss) from discontinued operations.

The Queens Center ceased operations in March 2010 and Queens LLC abandoned the premises in Forest Hills, New York as of March 31, 2010. As of the date of this report, we have not been notified of any default under the premise lease which, subsequent to the sale of the Queens LLC in February 2008, had been paid by the Queens LLC purchaser directly to the landlord.

Long-term Employment Commitments and Severance Compensation

Ms. Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 25, 2008 for which she does not receive an annual salary.

As the Company has no employees or support staff, in connection with certain administrative tasks and responsibilities performed by Taggart Resource Group, Ltd., an entity owned by Ms. Bergman (“Taggart”), the Company agreed to pay Taggart a monthly fee of $15,000, beginning as of December 1, 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 is to be accrued until such time, if ever, that the Company has such available funds, and, regardless, the Company agreed that such fee will become due and payable in full if there is a change in control of the Company or if Ms. Bergman is removed as Chief Executive Officer or is no longer the Company’s sole Director. The Company also agreed to pay Taggart a lump sum severance payment in an amount equal to $15,000 times the number of months of service by it, commencing in November 2008 (with a minimum of $90,000 and a maximum of $180,000) if there is a change in control of the Company or if Ms. Bergman is removed as the Chief Executive Officer or is no longer the sole Director of the Company. Further, Taggart will also be entitled to an annual bonus as determined by a compensation committee of the Board of Directors or, if none, by an independent outside qualified third party. Regardless of our contractual obligations, we have been unable to pay Taggart the $5,000 monthly minimum since 2009 and as of December 31, 2011 we owe Taggart $505,000 of unpaid fees in connection with such agreement.

Legal Proceedings

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. We are not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations other than as follows:

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

NOTE 6 – Capital Stock

Common Stock

As of December 31, 2011 and 2010, the authorized number of shares of common stock, par value $0.01, is 25,000,000 shares of which 8,008,261 shares were issued and outstanding as of December 31, 2011 and 2010.

Preferred Stock

As of December 31, 2011 and 2010, the authorized number of shares of undesignated preferred stock, par value $1.00 per share, is 2,000,000 shares of which 2,962 shares are issued and outstanding. The following provides information about each series of designated preferred stock.

Series B (170 shares issued and outstanding) - The Series B subordinated preferred stock is redeemable at our option at the issue price of $87.50 per share. Each share is entitled to a $3.50 annual dividend, which is contingent upon after tax earnings in excess of $200,000. In the event of involuntary liquidation, the holders are entitled to $87.50 per share and all accrued dividends. No dividends were declared for the years ended December 31, 2011 and 2010 due to the earnings threshold not being met.

Series E (92 shares issued and outstanding) - The Series E preferred stock is entitled to an annual dividend of $.10 per share contingent upon after tax earnings in excess of $200,000. No dividends were declared for the years ended December 31, 2011 and 2010 due to the earnings threshold not being met.

Series F (2,700 shares issued and outstanding) - In 1984, in consideration for certain creditors granting extensions on our former debts, we issued 2,700 shares of preferred stock at $1.00 per share. The nonvoting preferred stock, designated Series F, with a dividend rate of $8.00 per share, is redeemable at our option after July 1993 for $1.00 per share. The dividend is non-cumulative and is payable within 100 days from the close of any year in which net income after tax exceeds $500,000, and all dividends due on the Series B preferred stock are paid or provided for. No dividends were declared for the years ended December 31, 2011 and 2010 due to the earnings threshold not being met.

NOTE 7 – Transactions with Related Parties

The balance sheet effect of transactions with related parties is as follows.

Our Chief Executive Officer

As more detailed in Note 5 Commitments and Contingencies, we incur fees for services rendered to us by Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer pursuant to a consulting agreement we entered into with Taggart. We have been unable to meet our contractual obligations under such agreement and as of December 31, 2011 we owe Taggart $505,000 in connection therewith.

Additionally, the Company borrowed approximately $17,000 from Ms. Bergman in 2011 and approximately $18,000 in 2010 to pay certain operating expenses. As of December 31, 2011, we have borrowed approximately $41,000 from Ms. Bergman. Such amounts are due on demand and are included within Notes Payable – Related Parties on our Balance Sheet at December 31, 2011.

Our Secretary

We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and General Counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of approximately $23,000 in 2011 and approximately $73,000 in 2010, none of which we were able to pay. We also owe Mr. Blessey approximately $89,000 for fees incurred in prior years, for a total of approximately $185,000 due and outstanding, which is included in accounts payable on our Balance Sheet at December 31, 2011.

At December 31, 2011 we have a note payable of $272,000 to Robert L. Blessey, for legal services provided to the Company in prior years. Such note accrues interest at 10% per annum as of January 1, 2009 and is currently in default. At December 31, 2011 the note payable, plus accrued interest, is approximately $366,000. These amounts are included within the Notes Payable – Related Parties on our Balance Sheet at December 31, 2011.

Shareholders Loans

We did not generate or receive any revenue in 2011 or in 2010. To meet our limited operating expenses, we borrowed $62,000 from our shareholders during the course of 2011 and $108,000 during 2010. All of such loans are secured by promissory notes, which do not bear interest.

Management Fees (Discontinued Operations)

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET Imaging, a medical imaging facility located in East Setauket, New York. Anna Associates LLC owns 49% of Suffolk PET Management, LLC. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with certain management fees due to us, among other claims. As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the balance due to us as of December 31, 2011. The legal action is on-going and there can be no assurance as to its outcome.

NOTE 8 – Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following table provides information regarding the net liabilities of our discontinued operations as of December 31, 2011 and December 31, 2010.

As of December 31,	2011	2010

Liabilities:
Accounts payable	$272,000	$266,000
Judgments and liens	2,240,000	2,013,000
Liabilities to be disposed	2,512,000	2,279,000

Net liabilities to be disposed	$(2,512,000)	$(2,279,000)

Years Ended December 31,	2011	2010

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,000	15,000
Total operating expenses	1,000	15,000

Loss from operations	(1,000)	(15,000)
Interest expense	(232,000)	(212,000)
Settlement of Limited Guaranty (Note 5)	-	1,000,000

Income (Loss) from discontinued operations	$(233,000)	$773,000

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, the individual who is both our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) existed in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on that evaluation of our disclosure controls and procedures as of December 31, 2011, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, even on those systems determined to be effective, the individual who is both our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers

The following table presents information regarding our directors, executive officers and other significant employees as of December 31, 2011.

Name	Age	Position

Cathy Bergman	52	Director, Chief Executive Officer
Robert L. Blessey	66	Secretary

Cathy Bergman has been our Chief Executive Officer and sole member of our Board of Directors since November 2008. Prior to serving in such capacity, Ms. Bergman was an employee and/or consultant to the Company since 2001 and for the past two decades has served as a management consultant for a number of private and public companies.

Robert L. Blessey has served as our Secretary since May 2001 and as a member of our Board of Directors from May 2001 through July 2007. For more than thirty-five years, Mr. Blessey has practiced law, and is of counsel to the New York based law firm of Gusrae, Kaplan, Bruno & Nusbaum, PLLC.

Board of Directors

All Directors serve for one year or such longer period until their successors are elected and qualify. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. There are no family relationships between or among any of our directors or executive officers.

Certain Corporate Governance Matters

The Board of Directors established an Audit Committee to assist in our governance. The Audit Committee was established to function under a Charter empowering it to, among other things, appoint the independent auditors, approve the auditor’s fees, evaluate performance of the auditors, review financial statements and management’s discussion and analysis thereof, review all Securities and Exchange Commission reports and press releases of a financial nature, oversee internal audit processes, oversee new audit reviews performed by the auditors, and receive management and other reports from the auditors. However, in July 2007 the sole member of the audit committee resigned from the Board of Directors. We have not reconstituted our audit committee since such time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the SEC. These persons are also required to furnish us with copies of all forms filed under Section 16(a). Based solely on our review of the copies of those forms received by us, or written representations from such persons we are not aware of any noncompliance with regards to Section 16(a).

Item 11. Executive Compensation

We do not have a compensation committee. Our Board of Directors and/or our Chief Executive Officer approves and establishes the terms of employment for our executives whether written or unwritten. Since November 2008, neither of our officers have received a salary in connection with such service.

The table below sets forth certain compensation for officers and directors serving as of December 31, 2011.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					AWARDS
			Other Annual		Securities Underlying	All Other
Name & Principal Position	Year	Salary	Compensation		Options/ Warrants	Compensation

Cathy Bergman	2011	-	$180,000	(a)	-	-
Chief Executive Officer	2010	-	$180,000	(a)	-	-
Director

Robert L. Blessey	2011	-	-		-	$23,000	(b)
Secretary	2010	-	-		-	$73,000	(b)

_____________________________________

(a) Ms. Bergman serves as our Chief Executive Officer and our sole director for which she does not receive a salary. Other Annual Compensation represents fees earned by Taggart Resource Group, Ltd., a consulting firm in which Ms. Bergman is a principal, in connection with consulting services rendered to the Company and its subsidiaries, all of which are accrued and remain unpaid as of the date of this Report.

(b) Mr. Blessey serves as our Secretary and also serves as our general counsel. Mr. Blessey does not receive compensation for service as the Company’s Secretary. Fees for legal services rendered to us are included as other compensation. At December 31, 2011, all of such fees are accrued and remain unpaid as of the date of this Report.

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

Director Compensation

Our sole director in years 2011 and 2010 did not receive any compensation for serving in such capacity.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2011 by our officers and directors and all those known by us to be beneficial owners of more than five percent of our common stock.

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

(a) Based on a total of 9,850,761 shares of common stock, which includes: (i) 8,008,261 shares of common stock issued and outstanding as of December 31, 2011; (ii) options to purchase 205,000 shares of our common stock; and, (iii) warrants to purchase 1,637,500 shares of our common stock.

(b) Includes 85,000 shares underlying two options that are fully vested and exercisable and 600,000 shares underlying a warrant of which 250,000 shares have vested and are exercisable as of December 31, 2011.

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

Our Chief Executive Officer

We incur fees for services rendered by Taggart Resource Group, Ltd., a consulting firm owned by Cathy Bergman, our Chief Executive Officer, and as of December 31, 2011, we owe Taggart $505,000 in connection therewith. Additionally, we owe Ms. Bergman approximately $41,000 for funds loaned by her to the Company from 2009 through 2011 to pay certain operating expenses.

Our Secretary

We incur fees for legal services provided by Robert L. Blessey who serves as our Secretary and General Counsel and who served on our Board of Directors from May 1, 2001 until July 2, 2007.

We incurred legal fees due to Mr. Blessey of approximately $23,000 in 2011 and $73,000 in 2010, none of which we were able to pay. We also owe Mr. Blessey approximately $89,000 for fees incurred in prior years, for a total of $185,000 due and outstanding at December 31, 2011.

Additionally, we owe Mr. Blessey $272,000 for legal services rendered prior to June 30, 2007 and in July 2007 issued to him a non-interest bearing promissory note in such amount that was due June 30, 2008 on which we defaulted. In consideration of Mr. Blessey’s agreement to forebear from enforcing his rights thereunder, we agreed to begin to accrue interest on such note at a rate of 10% per annum, beginning as of January 1, 2009, and as and to the extent that funds are available, pay such interest as incurred. As of December 31, 2011 the promissory note remains in default and we have been unable to make any payment toward the approximately $94,000 of accrued interest due thereon.

Our Shareholders

We did not generate or receive any revenue in 2011 or 2010. To meet our limited operating expenses, we borrowed $62,000 and $108,000 from our shareholders during 2011 and 2010 respectively. Such loans are secured by promissory notes each with a one-year term, which do not bear interest. Payment of the promissory notes issued to our shareholders in 2010 totaling $108,000, were past due at December 31, 2011. The shareholders have agreed to an extension on such promissory notes (without penalty or interest) until the Company has sufficient working capital.

Management Fees (Discontinued Operations)

Our subsidiary Suffolk PET Management, LLC earned fees from the management of Advanced PET Imaging, a medical imaging facility located in East Setauket, New York. Anna Associates LLC owns 49% of Suffolk PET Management, LLC. Both Advanced PET Imaging and Anna Associates LLC are owned or controlled by Azad K. Anand, M.D., a radiologist. Operations at such facility were discontinued in March 2008. In September 2008 we commenced a legal action against Dr. Anand, and related entities, in connection with certain management fees due to us, among other claims. As the amount due is unknown, and an accurate projection is not possible due to the complexity of the litigation, we cannot be certain of the balance due to us as of December 31, 2011. The legal action is on-going and there can be no assurance as to its outcome.

Item 14. Principal Accountant Fees and Services

MSPC Certified Public Accountants and Advisors (“MSPC”), serves as our principal accountant. The following table presents fees billed to us by MSPC for services performed in 2011 and 2000:

For the year ended December 31	2011	2010
Audit and review fees	$20,500	$26,000
Tax fees	8,000	8,000
Other fees	-	-
	$28,500	$34,000

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
Dated: March 30, 2012
	By:	/s/ Cathy Bergman
Cathy Bergman
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the registrant on March 30, 2012 in the capacities indicated below.

Signature	Title

/s/ Cathy Bergman	Chief Executive Officer, interim Chief Financial Officer and Director
Cathy Bergman	(Principal Executive Officer)

