Form 10-Q/A
period 2012-06-30
SAGEMARK COMPANIES LTD
filed 2012-08-29
CIK 89041

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

EXPLANATORY NOTE

The Sagemark Companies Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as filed with the Securities and Exchange Commission on August 20, 2012, solely to furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T.

No changes have been made to the Quarterly Report other than the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language). This Amended Report does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report or modify in any way disclosures made in the Quarterly Report.

Item 6. Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SAGEMARK companies LTD.

August 29, 2012	/s/ Cathy Bergman
Name: Cathy Bergman
Title: Chief Executive Officer,
Interim Chief Financial Officer