Form 10-Q
period 2012-09-30
SAGEMARK COMPANIES LTD
filed 2012-11-14
CIK 89041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common Stock, $0.01 par value per share	8,008,261 shares

THE SAGEMARK COMPANIES LTD.

TABLE OF CONTENTS

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements

As of September 30, 2012

The Sagemark Companies Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$3,000	$3,000

TOTAL ASSETS	$3,000	$3,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable	$684,000	$734,000
Accrued consulting fee – related party	640,000	505,000
Shareholders’ loans	319,000	170,000
Notes payable and interest – related parties	446,000	407,000
Liabilities of discontinued operations	2,705,000	2,512,000
Total Current Liabilities	4,794,000	4,328,000

Commitments and Contingencies

Shareholders’ Deficiency:
Preferred stock, par value $1.00 per share (2,000,000 authorized, 2,962 issued and outstanding)	3,000	3,000
Common stock, par value $0.01 per share (25,000,000 authorized; 8,008,261 shares issued and outstanding)	80,000	80,000
Additional paid in capital	71,339,000	71,339,000

Accumulated deficit	(76,353,000)	(75,887,000)

Total Company Shareholders’ Deficiency	(4,931,000)	(4,465,000)

Noncontrolling Interests	140,000	140,000

Total Shareholders’ Deficiency	(4,791,000)	(4,325,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$3,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,	2012	2011

Operating Expenses
General and administrative expenses	$82,000	$78,000
Legal fees – related party	13,000	3,000
Total Operating Expenses	95,000	81,000

Loss from Operations	(95,000)	(81,000)

Interest expense	(10,000)	(9,000)

Loss from continuing operations	(105,000)	(90,000)

Loss from discontinued operations	(66,000)	(59,000)

Net Loss	$(171,000)	$(149,000)

Basic Loss Per Common Share
Loss from continuing operations	$(0.01)	$(0.01)

Loss from discontinued operations	(0.01)	(0.01)

Basic Loss Per Common Share	$(0.02)	$(0.02)

Diluted Loss Per Common Share
Loss from continuing operations	$(0.01)	$(0.01)

Loss from discontinued operations	(0.01)	(0.01)

Diluted Loss Per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Basic	8,008,261	8,008,261

Diluted (continuing operations)	8,008,261	8,008,261
Diluted (discontinued operations)	8,008,261	8,008,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2012	2011

Operating Expenses

General and administrative expenses	$219,000	$306,000

Legal fees – related party	24,000	9,000

Total Operating Expenses	243,000	315,000

Loss from Operations	(243,000)	(315,000)

Interest expense	(31,000)	(28,000)

Loss from continuing operations	(274,000)	(343,000)

Loss from discontinued operations	(192,000)	(172,000)

Net Loss	$(466,000)	$(515,000)

Basic Loss Per Common Share
Loss from continuing operations	$(0.03)	$(0.04)

Loss from discontinued operations	(0.02)	(0.02)

Basic Loss Per Common Share	$(0.05)	$(0.06)

Diluted Loss Per Common Share
Loss from continuing operations	$(0.03)	$(0.04)

Loss from discontinued operations	(0.02)	(0.02)

Diluted Loss Per Common Share	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Basic	8,008,261	8,008,261

Diluted (continuing operations)	8,008,261	8,008,261
Diluted (discontinued operations)	8,008,261	8,008,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30	2012	2011

Cash Flows - Operating Activities
Net Loss	$(466,000)	$(515,000)
Changes in assets and liabilities: Accounts payable	(50,000)	112,000
Accrued consulting fee – related party	135,000	135,000
Accrued interest – note payable	30,000	25,000
Accrued interest - judgment & liens from discontinued operations	192,000	172,000

Net Cash - Operating Activities	(159,000)	(71,000)

Cash Flows - Financing Activities
Proceeds from note payable – related party	10,000	13,000
Proceeds from shareholder loans	149,000	50,000
Net Cash - Financing Activities	159,000	63,000

Net Increase (Decrease) in Cash	0	(8,000)
Cash - Beginning of Period	3,000	8,000

Cash - End of Period	$3,000	$0

Supplemental Disclosure of Cash Flow Information:

Cash used during period for:
Interest	$0	$0
Income Taxes	$0	$0

The accompanying notes are an integral part of the condensed consolidated financial statements.

The Sagemark Companies Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial information not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that can be expected for any future period or for the year ending December 31, 2012.

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

As of September 30, 2012, we have no operations that generate revenue nor have we had any operations that have generated revenue since June 2008. Further, as of September 30, 2012, we have a negative working capital and total Company shareholders’ deficiency of approximately $4.8 million, and do not have sufficient assets to satisfy any of such liabilities or sufficient working capital to satisfy our obligations to any of our creditors. These factors raise substantial doubt about our ability to continue as a going concern.

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

During the three months ended September 30, 2012 a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $0.83 per share expired. As of September 30, 2012, we have reserved 1,817,500 shares of common stock for issuance pursuant to our outstanding options and warrants which are comprised of: (i) options issued pursuant to our 1999 long-term incentive plan to purchase up to an aggregate of up to 205,000 shares of our common stock at an exercise price of $0.02 per share; (ii) a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $0.02 per share; and (iii) warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share. For the three and nine month periods ended September 30, 2012 all of the shares of common stock reserved for issuance pursuant to the outstanding options and warrants were deemed anti-dilutive.

Note 5 – Stock-Based Compensation

We recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with ASC 718 “Compensation – Stock Compensation”.

There was no stock-based compensation cost recorded in the three and nine month periods ended September 30, 2012 or 2011. As of September 30, 2012 there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees.

We did not grant any stock options or warrants to any officers, directors or employees during the three and nine month periods ended September 30, 2012 and 2011.

Note 6 – Concentration of Credit Risk

As of September 30, 2012, all of our cash is held in U.S. financial institutions. We had no cash balances in excess of federally insured limits.

Note 7 – Commitments and Contingencies

We previously leased office space for our PET imaging center operations. In concert with the discontinuation of such operations, in 2008 we negotiated the premature termination of all of such leases, with the exception of the premise lease for our former operations in Forest Hills, New York and Jacksonville, Florida, both of which were assigned in 2008 to third parties that operated medical imaging centers at such facilities and who paid the landlord directly. As of September 30, 2012, and through the date of this report, we have not been notified of any default under such leases.

Note 8 – Transactions with Related Parties

The financial statements effect of transactions with related parties is as follows.

Our Chief Executive Officer

Cathy Bergman has served as our Chief Executive Officer and the sole member of our Board of Directors since November 2008, for which she does not receive an annual salary.

We incur fees for services rendered by Taggart Resource Group, Ltd. (“Taggart”), a consulting firm owned by Ms. Bergman, in connection with a consulting agreement we entered into with Taggart. Pursuant to such agreement, we agreed to pay Taggart a fee of $15,000 per month beginning as of December 2008. To the extent that funds are available, $5,000 of such fee is to be paid each month, and $10,000 accrued until such time, if ever, we have such available funds. We have been unable to pay Taggart the $5,000 minimum due each month and as of September 30, 2012 we owe Taggart approximately $640,000 pursuant to such agreement.

Additionally, we borrowed approximately $10,000 from Ms. Bergman during the nine months ended September 30, 2012 to pay certain on-going operational expenses. We currently owe Ms. Bergman approximately $52,000 for funds loaned by her to the Company as of September 30, 2012. This balance is included in our Consolidated Balance Sheet under Notes payable and interest – related parties.

Our Secretary

Robert L. Blessey, Esq. is our General Counsel and our Secretary. Mr. Blessey does not receive a salary for his service as our Secretary, but we do incur legal fees for legal services provided to us by Mr. Blessey.

In the three and nine months ended September 30, 2012, we incurred legal fees due to Mr. Blessey in the aggregate of approximately $24,000. As of September 30, 2012 we owe Mr. Blessey approximately $603,000, which includes legal fees of approximately $209,000 and a $272,000 promissory note we issued to him in July 2007 for legal fees on which we defaulted, as well as interest on such note of approximately $122,000, which began accruing at a rate of 10% per annum as of January 1, 2009.

Shareholders’ Loans

We did not generate or receive any revenue in the three and nine months ended September 30, 2012, and we have not generated any revenue since June 2008. To meet our limited operating expenses, we borrowed an aggregate of $149,000 from certain of our shareholders during the nine months ended September 30, 2012, which amounts are secured by promissory notes with one year terms, and which do not bear interest. As of September 30, 2012, we have borrowed $319,000 from these shareholders. Promissory notes that total $173,000 were past due at September 30, 2012. However, the shareholders that have lent us such funds have agreed to an extension on such promissory notes (without penalty or interest) until the Company has sufficient working capital.

Note 9 – Disclosure of Discontinued Operations

In 2008 we discontinued all of our PET and PET/CT imaging operations. The following tables provide information regarding such former operations as of September 30, 2012 and December 31, 2011 and the related summary of discontinued operations for the nine months ended September 30, 2012 and 2011.

	September 30, 2012	December 31, 2011

Liabilities:
Accounts payable	$273,000	$272,000
Judgments and liens	2,432,000	2,240,000
Liabilities to be disposed	2,705,000	2,512,000

Net liabilities to be disposed	($2,705,000)	$(2,512,000)

For the Nine Months Ended	September 30, 2012	September 30, 2011

Operating Expenses
General and administrative expenses	$0	$1,000

Total operating expenses	0	1,000

Loss from operations	(192,000)	(172,000)
Interest expense

Net Loss	$(192,000)	$(172,000)

Note 10 - Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to September 30, 2012 up to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Description of the Company

As of September 30, 2012, we do not have any business operations other than limited administrative operations related to shareholder and creditor matters.

Results of Operations

The following discusses and compares the results of our operations for the three and nine month periods ended September 30, 2012 to the three and nine month periods ended September 30, 2011.

Revenues

We did not generate or receive any revenue from continuing or discontinued operations in the three and nine month periods ended September 30, 2012, nor did we generate or receive any revenue in the comparable periods in 2011.

Operating Expenses

Operating expenses in the three month period ended September 30, 2012 were $95,000 and were $243,000 in the nine month period ended September 30, 2012, all of which related to continuing operations.

Comparatively, in the three month period ended September 30, 2011, total operating expenses were $81,000, all of which related to continuing operations. Such expenses were $316,000 for the nine months ended September 30, 2011, of which $315,000 related to continuing operations and $1,000 related to discontinued operations.

Operating expenses increased approximately 17% in the three month period ended September 30, 2012 as compared to the same period in 2011, which resulted from an increase in certain professional fees related to an ongoing legal action (See Part II, Item1-Legal Proceedings). However, in the nine month period ended September 30, 2012 operating expenses decreased approximately 23%, compared to the same nine month period in 2011, which was a result of a reduction in certain professional fees and expenses.

Interest Expense

Interest expense in the three months ended September 30, 2012 was approximately $76,000. Of such amount, $10,000 was attributable to continuing operations and $66,000 was attributable to discontinued operations. Interest expense was approximately $223,000 in the nine months ended September 30, 2012. Of such amount, $31,000 was attributable to continuing operations and $192,000 was attributable to discontinued operations.

Comparatively, interest expense in the three month period ended September 30, 2011 was approximately $68,000. Of such amount, $9,000 was attributable to continuing operations and $59,000 was attributable to discontinued operations. Interest expense in the nine month period ended September 30, 2011 was approximately $199,000. Of such amount, $28,000 was attributable to continuing operations and $171,000 was attributable to discontinued operations.

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

Net Income (Loss)

We incurred a net loss of $171,000 and $466,000 in the three and nine months ended September 30, 2012 respectively, and incurred a net loss of $149,000 and $515,000, respectively, in the comparable three and nine month periods in 2011.

The Company did not record any allocation of net loss to the noncontrolling interests for the three and nine months ended September 30, 2012 and 2011.

Financial Condition – Liquidity and Capital Resources

We have not generated any revenue since June 2008. At September 30, 2012 our liabilities exceeded our assets by approximately $4.8 million, and our cash balance is approximately $3,000, which is not sufficient to fund our operating expenses for the foreseeable future.

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

Outlook

Until such time, if ever, that we resolve our remaining obligations to our creditors, substantially all of our efforts will be spent addressing such obligations. If we are able to continue operating after we resolve our obligations with our creditors, we anticipate that we would seek a new business venture. Our plans could change significantly in the near term as new events transpire. There can be no assurances that we will be able to resolve our significant creditor issues or that we will be able to continue our operations.

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

At the end of the period covered by this quarterly Report, we carried out, under the supervision and with the participation of our management, including the individual who is both our Chief Executive Officer and interim Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to insure that information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on the evaluation of our disclosure controls and procedures as of September 30, 2012, we have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three and nine month periods ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the nine month period ended September 30, 2012.

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

THE SAGEMARK companies LTD.

November 14, 2012	/s/ Cathy Bergman
Name: Cathy Bergman
Title: Chief Executive Officer,
Interim Chief Financial Officer

